Form 10-Q
period 2010-06-30
United States Commodity Index Funds Trust
filed 2010-09-13
CIK 1479247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust
(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-9600
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

UNITED STATES COMMODITY INDEX FUNDS TRUST

Table of Contents

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

United States Commodity Index Funds Trust
Condensed Statement of Financial Condition
At June 30, 2010 (Unaudited)

	United States Commodity Index Fund	Total
Assets
Cash	$1,000	$1,000

Capital
Capital	$1,000	$1,000

See accompanying notes to condensed statement of financial condition.

United States Commodity Index Funds Trust
Notes to Condensed Statement of Financial Condition
For the period ended June 30, 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009.  The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), which is a commodity pool that will issue units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Additional series of the Trust that will be separate commodity pools may be created in the future, but USCI is currently the Trust’s only series.  The Trust and USCI operate pursuant to the Amended and Restated Declaration of Trust and Trust Agreement dated as of April 1, 2010 (the “Trust Agreement”). United States Commodity Funds LLC (the “Sponsor”) is the sponsor of the Trust and USCI and is also responsible for the management of the Trust and USCI.

The Sponsor shall have the power and authority to establish and designate one or more series (“Funds”) and to issue units thereof, from time to time as it deems necessary or desirable.  The Sponsor shall have exclusive power to fix and determine the relative rights and preferences as between the units of any series as to right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights. The term for which the Trust is to exist shall commence on the date of the filing of the Certificate of Trust, and the Trust and any Fund shall exist in perpetuity, unless earlier terminated in accordance with the provisions of the Trust Agreement.  Separate and distinct records shall be maintained for each Fund and the assets associated with a Fund shall be held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other Fund.  Each Fund shall be separate from all other Funds created as series of the Trust in respect of the assets and liabilities allocated to that Fund and shall represent a separate investment portfolio of the Trust.

The sole Trustee of the Trust is Wilmington Trust Company (the “Trustee”), a Delaware banking corporation.  The Trustee is unaffiliated with the Sponsor.  The Trustee’s duties and liabilities with respect to the offering of units and the management of the Trust are limited to its express obligations under the Trust Agreement.

The Sponsor is a member of the National Futures Association (the “NFA”) and became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005.  The Trust and USCI have a fiscal year ending on December 31.

The Sponsor is the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006,  “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The Sponsor is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.

The accompanying unaudited condensed statement of financial condition has been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, does not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”).  The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed statement of financial condition for the interim period.

USCI will issue units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket will be based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Purchasers will pay USCI a $1,000 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange will not be purchased or sold at the net asset value of USCI but rather at market prices quoted on such exchange.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options will be recorded on the trade date. All such transactions will be recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts will be reflected in the condensed statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods will be reflected in the condensed statement of operations. USCI will earn interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USCI will earn income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts will be accrued on a full-turn basis.

Income Taxes

USCI will not be subject to federal income taxes; each investor will report his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USCI will be required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USCI will file an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USCI will not be subject to income tax return examinations by major taxing authorities for years before 2009 (year of inception).  The tax benefit recognized will be measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized will result in USCI recording a tax liability that reduces net assets.  However, USCI’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USCI will recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the six months ended June 30, 2010.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USCI will receive or pay the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers will be reflected in USCI’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption will be reflected as payable for units redeemed.

Trust Capital and Allocation of Income and Losses

Profit or loss shall be allocated among the unitholders of USCI in proportion to the number of units each investor holds as of the close of each month. The Sponsor may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

Calculation of Net Asset Value

USCI’s net asset value will be calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding.  USCI will use the closing prices on the relevant Futures Exchanges (as defined in Note 3) of the Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but will calculate or determine the value of all other USCI investments using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding will be computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units will be equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units will be borne by USCI. These costs will include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents will include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USCI’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 3 - TRUST SERIES

In connection with the execution of the Trust Agreement on April 1, 2010, USCI was designated as the first series of the Trust.  The Sponsor made the initial contribution to USCI of $1,000.

USCI’s trading advisor is SummerHaven Investment Management, LLC (“SummerHaven”), a Delaware limited liability company that is registered as a commodity trading advisor and CPO with the CFTC and is a member of the NFA. SummerHaven provides advisory services to the Sponsor with respect to the SummerHaven Dynamic Commodity Index Total Return (the “Index”) and the investment decisions of USCI.

The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Trust, the Sponsor or the unitholders.

The investment objective of USCI will be for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the Index, less USCI’s expenses.  USCI will accomplish its objective through investments in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”).  As of June 30, 2010, USCI did not hold any Futures Contracts or Other Commodity-Related Investments since it had not yet commenced operations.

As of June 30, 2010, USCI had not registered any units.

NOTE 4 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

Sponsor Management Fee

Under the Trust Agreement, the Sponsor will be responsible for investing the assets of USCI in accordance with the objectives and policies of USCI. In addition, the Sponsor has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to USCI. For these services, USCI is contractually obligated to pay the Sponsor a fee, which will be paid monthly, that will be equal to 0.95% per annum of average daily net assets.

Trustee Fee

The Trustee is the Delaware trustee of the Trust.  In connection with the Trustee’s services, USCI will be responsible for paying the Trustee’s annual fees in the amount of $6,000.

Ongoing Registration Fees and Other Offering Expenses

USCI will pay all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs will include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale.  For the six months ended June 30, 2010, USCI did not incur any registration fees or other offering expenses.

Investor Tax Reporting Cost

The fees and expenses associated with USCI’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which will be borne by the Sponsor, will be paid by USCI.  These costs are estimated to be $200,000 for the calendar year 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USCI will pay all brokerage fees and other expenses in connection with the operation of USCI, excluding costs and expenses paid by the Sponsor as outlined in Note 5. The Sponsor, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through December 31, 2010, after which such payments are no longer expected to be necessary.  The Sponsor has no obligation to continue such payment into subsequent periods.

NOTE 5 - CONTRACTS AND AGREEMENTS

The Sponsor and the Trust, on its own behalf and on behalf of USCI, are party to a marketing agent agreement, dated as of July 22, 2010, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent will provide certain marketing services for USCI as outlined in the agreement. The fee of the Marketing Agent, which will be borne by the Sponsor, will be equal to 0.06% on USCI’s assets up to $3 billion and 0.04% on USCI’s assets in excess of $3 billion.

The above fee will not include the following expenses, which also will be borne by the Sponsor: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

The Sponsor and the Trust, on its own behalf and on behalf of USCI, are also party to a custodian agreement, dated July 22, 2010, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. will hold investments on behalf of USCI.  The Sponsor will pay the fees of the custodian, which will be determined by the parties from time to time.  In addition, the Sponsor and the Trust, on its own behalf and on behalf of USCI, are party to an administrative agency agreement, dated July 22, 2010, as amended from time to time, with BBH&Co., whereby BBH&Co. will act as the administrative agent, transfer agent and registrar for USCI. The Sponsor will also pay the fees of BBH&Co. for its services under such agreement and such fees will be determined by the parties from time to time.

The Sponsor will pay BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USCI and each of the affiliated funds managed by the Sponsor, as well as a $20,000 annual fee for its transfer agency services. In addition, the Sponsor will pay BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USCI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets, (b) 0.0465% for USCI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USCI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The Sponsor also will pay transaction fees ranging from $7.00 to $15.00 per transaction.

USCI has entered into a brokerage agreement, dated March 1, 2010, as amended from time to time, with Newedge USA, LLC (“Newedge”).  The agreement requires Newedge to provide services to USCI in connection with the purchase and sale of Futures Contracts and Other Commodity-Related Investments that may be purchased and sold by or through Newedge for USCI’s account. In accordance with the agreement, Newedge will charge USCI commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

The Sponsor is party to an advisory agreement, dated December 11, 2009, as amended from time to time, with SummerHaven, whereby SummerHaven will provide advisory services to the Sponsor with respect to the Index and investment decisions for USCI.  SummerHaven’s advisory services will include, but will not be limited to, general consultation regarding the calculation and maintenance of the Index, anticipated changes to the Index and the nature of the Index’s current or anticipated component securities. For these services, the Sponsor will pay SummerHaven a fee based on a percentage of the average daily assets of USCI that will be equal to the percentage fees paid to the Sponsor by USCI minus the greater of 0.1% or 0.1% plus the percentage fees paid by the Sponsor to the Marketing Agent that exceed 0.02%, multiplied by 0.06%.

The Sponsor is also party to a licensing agreement, dated December 11, 2009, as amended from time to time, with SummerHaven whereby SummerHaven sub-licensed to USCI the use of certain names and marks, including the Index, which SummerHaven licensed from SummerHaven Index Management, LLC, the owner of the Index.  Under the licensing agreement, the Sponsor will pay SummerHaven an annual fee of $30,000 for the calendar year 2010 and $15,000 annually in subsequent years, plus an annual fee of 0.06% of the average daily assets of USCI.

NOTE 6 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USCI intends to engage in the trading of futures contracts and options on futures contracts and may engage in cleared swaps (collectively, “derivatives”).  USCI will be exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

USCI may enter into Futures Contracts and options on Futures Contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash.  The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical Futures Contract on the same or linked exchange before the designated date of delivery.

The purchase and sale of futures contracts and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure USCI has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

Initially, all of the Futures Contracts traded by USCI are expected to be exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USCI must rely solely on the credit of its respective individual counterparties.  However, in the future, if USCI were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments will be the net unrealized gain, if any.  USCI will also incur credit risk since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, USCI bears the risk of financial failure by the clearing broker.

USCI’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USCI’s assets posted with that futures commission merchant; however, the vast majority of USCI’s assets are expected to be held in U.S. Treasuries, cash and/or cash equivalents with USCI’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USCI’s custodian could result in a substantial loss of USCI’s assets.

The Sponsor intends to invest a portion of USCI’s cash in money market funds that seek to maintain a stable net asset value. USCI will be exposed to any risk of loss associated with an investment in these money market funds.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USCI will be exposed to a market risk equal to the value of Futures Contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, USCI pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

USCI’s policy will be to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, USCI has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments that will be held by USCI will be reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

USCI will value its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USCI (observable inputs) and (2) USCI’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 will have no impact on USCI’s financial statement disclosures.

NOTE 9 – SUBSEQUENT EVENTS

USCI has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments except as set forth below.

The Sponsor contributed $1,000 to USCI upon its formation representing an initial contribution of capital to USCI.  In connection with the commencement of USCI’s initial offering of units, the Sponsor received 20 Sponsor’s Units of USCI in exchange for the previously received capital contribution, representing a beneficial ownership interest in USCI.

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 units on Form S-1 with the SEC.  On August 10, 2010, USCI listed its units on the NYSE Arca under the ticker symbol “USCI”.  USCI established its initial net asset value by setting the price at $50.00 per unit and issued 100,000 units in exchange for $5,000,000 on August 9, 2010.  In order to satisfy NYSE Arca listing standards that at least 100,000 units be outstanding at the beginning of the trading day on the NYSE Arca, the Sponsor purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket.  The Sponsor agreed not to resell the units comprising such basket except that it may require the initial Authorized Purchaser to repurchase all of these units at a per unit price equal to USCI’s per unit NAV within 5 days following written notice from the Sponsor, subject to the conditions that (i) on the date of repurchase, the initial Authorized Purchaser must immediately redeem these units in accordance with the terms of the Authorized Purchaser Agreement and (ii) immediately following such redemption at least 100,000 units of USCI remain outstanding. The Sponsor held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the units comprising such basket in accordance with the specified conditions noted above.

USCI commenced investment operations on August 9, 2010 by purchasing Futures Contracts traded on the Futures Exchanges.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed statement of financial condition and the notes thereto of the United States Commodity Index Funds Trust (the “Trust”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass.  The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Trust has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and the Trust assumes no obligation to update any such forward-looking statements. Although the Trust undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Trust may make directly to them or through reports that the Trust in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

United States Commodity Index Fund (“USCI”) is a commodity pool that will issue units representing fractional undivided beneficial interests in USCI (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  USCI is a series of the Trust, a Delaware statutory trust formed on December 21, 2009. Additional series of the Trust that will be separate commodity pools may be created in the future, but USCI is currently the Trust’s only series. The Trust and USCI operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated April 1, 2010.  Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust.  USCI and the Trust are managed and controlled by United States Commodity Funds LLC (the “Sponsor”).

USCI will invest in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that the Sponsor currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. Futures Contracts and Other Commodity-Related Investments collectively are referred to as “Commodity Interests” in this quarterly report on Form 10-Q.

The investment objective of USCI will be for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total Return (the “Index”), less USCI’s expenses.  The Index is comprised of 14 Futures Contracts that will be selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the Index are referred to herein as “Benchmark Component Futures Contracts.”  USCI anticipates that to meet its investment objective it will invest first, in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter, to comply with regulatory requirements or in view of market conditions, in Other Commodity-Related Investments intended to replicate the return on the Benchmark Component Futures Contracts, including cleared swap contracts and other over-the-counter transactions, and in other Futures Contracts.

USCI will seek to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its NAV will closely track the daily changes in the price of the Index.  USCI’s positions in Commodity Interests will be rebalanced on a monthly basis in order to track the changing nature of the Index.  If Futures Contracts relating to a particular commodity remain in the Index from one month to the next, such Futures Contracts will be rebalanced to the 7.14% target weight.  Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly.  In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically will not be rebalanced entirely on a single day, but rather will typically be rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, the Sponsor will invest the remainder of USCI’s proceeds from the sale of units in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated under the heading, “Risk Factors” in USCI’s Registration Statement on Form S-1, regulation of commodity interests and energy markets is extensive and constantly changing; future regulatory developments in commodity interests and energy markets are impossible to predict but may significantly and adversely affect USCI.

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”), along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules to be promulgated may negatively impact USCI’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on USCI or its counterparties may impact USCI’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USCI’s investments and doing business, which could adversely affect USCI’s investors.

The Sponsor is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the CFTC and is a member of the National Futures Association (the “NFA”). USCI’s trading advisor is SummerHaven Investment Management, LLC (“SummerHaven”), a Delaware limited liability company that is registered as a commodity trading advisor and CPO with the CFTC and is a member of the NFA.  The Sponsor manages USCI’s investments directly, using the trading advisory services of SummerHaven for guidance with respect to the Index and the Sponsor’s selection of investments on behalf of USCI.  The Sponsor is also authorized to select futures commission merchants to execute USCI’s transactions in Futures Contracts and Other Commodity-Related Investments.

Price Movements

Commodity futures prices exhibited moderate daily swings along with an uneven upward trend during the six months ended June 30, 2010.  The price of the Index started the period at $1,532.841.  The period ended with the Index at $1,355.159, down approximately 11.591% over the period.  The return of approximately -11.591% on the Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of the differing commodity Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USCI seeks to track, which are more fully described below, in the section titled “Tracking the Index”.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USCI’s units will be calculated once each NYSE Arca trading day.  The NAV for a particular trading day will be released after 4:00 p.m. New York time.  Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USCI’s administrator will use the closing prices on the relevant Futures Exchanges of the Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts held on the Futures Exchanges, but will calculate or determine the value of all other USCI investments using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Results of Operations and the Commodity Markets

Results of Operations.  During the six months ended June 30, 2010, USCI had not yet commenced investment activities nor issued units.  In addition, USCI did not purchase or own any Futures Contracts or Other Commodity-Related Investments during the six months ended June 30, 2010, nor were there any receipts or disbursements of cash from USCI during this reporting period.  Also, USCI did not receive any revenue or capital gains (losses), or incur any expenses during this reporting period.

Expenses incurred during the six months ended June 30, 2010 in connection with organizing USCI and the initial offering costs of the units were borne by the Sponsor, and are not subject to reimbursement by USCI.

Portfolio Expenses. USCI’s expenses will consist of investment management fees, brokerage fees and commissions, certain offering costs and expenses relating to tax accounting and reporting requirements.  The management fee that USCI will pay to the Sponsor will be calculated as a percentage of the total net assets of USCI.  USCI will pay the Sponsor a management fee of 0.95% of its average net assets. The fee will be accrued daily and paid monthly.

In addition to the management fee, USCI will pay all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.

USCI will incur commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or Treasuries.

The fees and expenses associated with USCI’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which will be borne by the Sponsor, will be paid by USCI.  These costs are estimated to be $200,000 for the calendar year 2010.  The Sponsor, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through December 31, 2010, after which date such payments are no longer expected to be necessary.  The Sponsor has no obligation to continue such payment into subsequent periods.

Dividend and Interest Income.  USCI will seek to invest its assets such that it holds Futures Contracts and Other Commodity-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments will not require USCI to pay the full amount of the contract value at the time of purchase, but rather require USCI to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USCI will retain an amount that is approximately equal to its total net assets, which USCI will invest in Treasuries, cash and/or cash equivalents. This will include both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USCI’s custodian bank. The Treasuries, cash and/or cash equivalents will earn income that accrues on a daily basis.

Tracking the Index

USCI’s management will seek to manage USCI’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the price of the Index, also on a percentage basis. Specifically, USCI’s management will seek to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USCI’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Index.  As an example, if the average daily movement of the price of the Index for a particular 30-valuation day time period was 0.5% per day, USCI management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Index’s results). USCI’s portfolio management goals do not include trying to make the nominal price of USCI’s NAV equal to the nominal price of the Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity.  Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

An alternative tracking measurement of the return performance of USCI versus the return of the Index can be calculated by comparing the actual return of USCI, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USCI’s returns had been exactly the same as the daily changes in the price of the Index.

There are currently three factors that have impacted or are most likely to impact USCI’s ability to accurately track the Index.

First, USCI may buy or sell its holdings in the then current Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which USCI executes the trade. In that case, USCI may pay a price that is higher, or lower, than that of the Benchmark Component Futures Contracts, which could cause the changes in the daily NAV of USCI to either be too high or too low relative to the changes in the price of the Index.  Management will attempt to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USCI to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USCI’s attempt to track the Index over time.

Second, USCI will earn dividend and interest income on its cash, cash equivalents and Treasury holdings. USCI is not required to distribute any portion of its income to its unitholders. Interest payments, and any other income, will be retained within the portfolio and added to USCI’s NAV. At the same time, USCI will incur expenses for its management fee, brokerage commissions and other expenses (including ongoing registration). The calculation of the Index includes an interest portion, calculated daily using the 90 Day U.S. Treasury Bill's total return, but does not include an expense component. When USCI's income exceeds the level of USCI’s expenses by more than the yield on the 90 Day U.S. Treasury Bill, USCI will realize a net yield that will tend to cause daily changes in the NAV of USCI to track slightly higher than daily changes in the price of the Index. If this net yield is lower than the yield on the 90 Day U.S. Treasury Bill, that will tend to cause daily changes in the NAV of USCI to track slightly lower than daily changes in the price of the Index.

Third, USCI may hold Other Commodity-Related Investments in its portfolio that may fail to closely track the Index’s total return movements.  In that case, the error in tracking the Index could result in daily changes in the NAV of USCI that are either too high, or too low, relative to the daily changes in the price of the Index.

The Index

The Index was developed based upon academic research by Yale University professors Gary B. Gorton and K. Geert Rouwenhorst, and Hitotsubashi University professor Fumio Hayashi. The Index is designed to reflect the performance of a fully margined or collateralized portfolio of 14 commodity futures contracts with equal weights, selected each month from a universe of 27 eligible commodity futures contracts. The Index is rules-based and rebalanced monthly based on observable price signals. In this context, the term “rules-based” is meant to indicate that the composition of the Index in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that relate to the commodities that are eligible to be included in the Index. Such formulas are not subject to adjustment based on other factors. The overall return on the Index is generated by two components: (i) uncollateralized returns from the commodity futures contracts comprising the Index and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S. Department of the Treasury.  SummerHaven Index Management, LLC (“SummerHaven Indexing”) is the owner of the Index.

The Index is composed of physical non-financial commodity futures contracts with active and liquid markets traded upon futures exchanges in major industrialized countries. The futures contracts are denominated in U.S. dollars and weighted equally by notional amount. The Index currently reflects commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

Table 1 below lists the eligible commodities, the relevant futures exchange on which the futures contract is listed and quotation details. Table 2 lists the eligible futures contracts, their sector designation and maximum allowable tenor.

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Crude Oil (Brent)	Crude Oil	ICE-UK	1,000 barrels	USD/barrel
Crude Oil (WTI)	Light, Sweet Crude Oil	NYMEX	1,000 barrels	USD/barrel
Gas Oil	Gas Oil	ICE-UK	100 metric tons	USD/metric ton
Heating Oil	Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon
Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu
Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending “RBOB”	NYMEX	42,000 gallons	U.S. cents/gallon
Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound
Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound
Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound
Bean Oil	Bean Oil	CBOT	60,000 lbs.	U.S. cents/pound
Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel
Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton
Wheat	Wheat	CBOT	5,000 bushels	U.S. cents/bushel
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound
Lead	Lead	LME	25 metric tons	USD/metric ton
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton
Tin	Tin	LME	5 metric tons	USD/metric ton
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.
Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.
Silver	Silver	COMEX	5,000 troy oz.	U.S. cents/troy oz.
Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton
Coffee	Coffee “C”	ICE-US	37,500 lbs	U.S. cents/pound
Cotton	Cotton	ICE-US	50,000 lbs	U.S. cents/pound
Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound

TABLE 2

Commodity Symbol	Commodity Name	Sector	Allowed Contracts	Max. tenor
CO	Brent Crude	Energy	All 12 Calendar Months	12
CL	Crude Oil	Energy	All 12 Calendar Months	12
QS	Gas Oil	Energy	All 12 Calendar Months	12
HO	Heating Oil	Energy	All 12 Calendar Months	12
NG	Natural Gas	Energy	All 12 Calendar Months	12
XB	RBOB	Energy	All 12 Calendar Months	12
FC	Feeder Cattle	Livestock	Jan, Mar, Apr, May, Aug, Sep, Oct, Nov	5
LH	Lean Hogs	Livestock	Feb, Apr, Jun, Jul, Aug, Oct, Dec	5
LC	Live Cattle	Livestock	Feb, Apr, Jun, Aug, Oct, Dec	5
BO	Bean Oil	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7
C	Corn	Grains	Mar, May, Jul, Sep, Dec	12
S	Soybeans	Grains	Jan, Mar, May, Jul, Aug, Sep, Nov	12
SM	Soymeal	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7
W	Wheat	Grains	Mar, May, Jul, Sep, Dec	7
LA	Aluminum	Industrial Metals	All 12 Calendar months	12
HG	Copper	Industrial Metals	All 12 Calendar Months	12
LL	Lead	Industrial Metals	All 12 Calendar Months	7
LN	Nickel	Industrial Metals	All 12 Calendar Months	7
LT	Tin	Industrial Metals	All 12 Calendar Months	7
LX	Zinc	Industrial Metals	All 12 Calendar Months	7
GC	Gold	Precious Metals	Feb, Apr, Jun, Aug, Oct, Dec	12
PL	Platinum	Precious Metals	Jan, Apr, Jul, Oct	5
SI	Silver	Precious Metals	Mar, May, Jul, Sep, Dec	5
CC	Cocoa	Softs	Mar, May, Jul, Sep, Dec	7
KC	Coffee	Softs	Mar, May, Jul, Sep, Dec	7
CT	Cotton	Softs	Mar, May, Jul, Dec	7
SB	Sugar	Softs	Mar, May, Jul, Oct	7

Prior to the end of each month, SummerHaven Indexing determines the composition of the Index and provides such information to Bloomberg, L.P. (“Bloomberg”).  Values of the Index are computed by Bloomberg and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily Commodity Index value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDCITR:IND”. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.

Composition of the Index

The composition of the Index on any given day, as determined and published by SummerHaven Indexing, is determinative of the benchmark for USCI.  Neither the Summerhaven Dynamic Commodity Index (“SDCI”) index methodology nor any set of procedures, however, are capable of anticipating all possible circumstances and events that may occur with respect to the Index and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the Index that cannot be adequately reflected in this description of the Index. All questions of interpretation with respect to the application of the provisions of the SDCI index methodology, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SummerHaven Indexing.

Contract Expirations

Because the Index is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the Index for each commodity during a given year are designated by SummerHaven Indexing, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a trading facility ceases trading in all contract expirations relating to a particular contract, SummerHaven Indexing may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the Index. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the Index. If that timing is not practicable, SummerHaven Indexing will determine the date of the replacement based on a number of factors, including the differences between the existing contract and the replacement contract with respect to contractual specifications and contract expirations.

If a contract is eliminated and there is no replacement contract, the underlying commodity will necessarily drop out of the Index. The designation of a replacement contract, or the elimination of a commodity from the Index because of the absence of a replacement contract, could affect the value of the Index, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the remaining contracts. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the Index.

Commodity Selection

14 of the 27 eligible commodities are selected for inclusion in the Index for the next month, subject to the constraint that each of the six commodity sectors is represented by at least one commodity. The methodology used to select the 14 commodities is based solely on quantitative data using observable futures prices and is not subject to human bias.

Monthly commodity selection is a two-step process based upon examination of the relevant futures prices for each commodity:

1)
The annualized percentage price difference between the closest-to-expiration futures contract and the next closest-to-expiration futures contract is calculated for each of the 27 eligible commodities on the Selection Date. The seven commodities with the highest percentage price difference are selected. A hypothetical example is included below, with the seven selected commodities shaded below (the selected commodities are ranked 1 – 7):

Eligible Commodity	Percentage Price Difference	Ranking
Crude Oil (Brent)	-4.75%	13
Crude Oil (WTI)	-5.01%	14
Gas Oil	20.78%	1
Heating Oil	-7.87%	21
Natural Gas	-19.92%	25
Unleaded Gasoline (RBOB)	1.27%	5
Feeder Cattle	-27.42%	27
Lean Hogs	-20.68%	26
Live Cattle	14.31%	3
Bean Oil	-6.70%	20
Corn	-17.58%	24
Soybeans	-5.12%	16
Soybean Meal	3.23%	4
Wheat	-15.41%	23
Aluminum	-6.61%	19
Copper	-0.69%	9
Lead	-4.66%	12
Nickel	-0.57%	6
Tin	-1.83%	11
Zinc	-5.33%	17
Gold	-0.64%	8
Platinum	-1.42%	10
Silver	-0.62%	7
Cocoa	-5.09%	15
Coffee	-10.26%	22
Cotton	-6.18%	18
Sugar	16.81%	2

2)
For the remaining 20 eligible commodities, the percentage price change of each commodity over the previous year is calculated, as measured by the change in the price of the closest-to-expiration futures contract on the Selection Date from the price of the closest-to-expiration futures contract a year prior to the Selection Date. The seven commodities with the highest percentage price change are selected. A hypothetical example is included below, with the next seven selected commodities shaded below (the selected commodities are ranked 1 – 7):

Eligible Commodity	Percentage Price Change	Ranking
Crude Oil (Brent)	40.26%	10
Crude Oil (WTI)	68.10%	6
Heating Oil	67.65%	7
Natural Gas	10.88%	17
Feeder Cattle	12.41%	16
Lean Hogs	17.07%	14
Bean Oil	26.94%	11
Corn	-3.16%	19
Soybeans	4.86%	18
Wheat	-7.69%	20
Aluminum	66.67%	8
Copper	88.22%	3
Lead	73.54%	5
Tin	77.57%	4
Zinc	97.61%	1
Gold	15.77%	15
Platinum	56.47%	9
Cocoa	18.03%	12
Coffee	17.68%	13
Cotton	97.05%	2

When evaluating the data from the second step, all six commodity sectors must be represented. If the selection of the seven additional commodities with the highest price change fails to meet the overall diversification requirement that all six commodity sectors are represented in the Index, the commodity with the highest price change among the commodities of the omitted sector(s) would be substituted for the commodity with the lowest price change among the seven additional commodities.

The 14 commodities selected are included in the Index for the next month on an equally-weighted basis. Due to the dynamic monthly commodity selection, the sector weights will vary from approximately 7% to 43% over time, depending on the price observations each month. The Selection Date is the fifth business day prior to the first business day of the next calendar month.

The following graph shows the sector weights of the commodities selected for inclusion in the Index as of June 30, 2010.

Contract Selection

For each commodity selected for inclusion into the Index for that month, the Index selects a specific Futures Contract with a tenor (i.e., contract month) among the eligible tenors (the range of contract months) based upon the relative prices of the Futures Contracts within the eligible range of contract months. The previous notwithstanding, the contract expiration is not changed for that month if a contract remains in the Index, as long as the contract does not expire or enter its notice period in the subsequent month.

Portfolio Construction

The portfolio rebalancing takes place during the last four business days of the month (the “Rebalancing Period”).  At the end of each of the days in the Rebalancing Period, one fourth of the prior month portfolio positions are replaced by an equally-weighted position in the commodity contracts determined on the Selection Date.  At the end of the Rebalancing Period, the Index takes an equal-weight position of approximately 7.14% in each of the selected commodity contracts.

Index Return Calculation

The percentage excess return equals the percentage change of the market values of the underlying commodity futures. During the Rebalancing Period, the Index changes its contract holdings during a four day period.

The value of the SDCI Excess Return (“SDCI ER”) at the end of a business day “t” is equal to the SDCI ER value on day “t-1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t-1”.

Rebalancing Period

The Index is rebalanced during the last 4 business days of each calendar month, when existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

Total Return Calculation

The value of the SDCI Total Return (“SDCI TR”) on any business day is equal to the product of (i) the value of the SDCI TR on the immediately preceding business day multiplied by (ii) one plus the sum of the day’s SDCI ER returns and one business day’s interest from the hypothetical Treasury Bill portfolio. The value of the SDCI TR will be calculated and published by Bloomberg.

The table and chart below show the hypothetical performance of the Index from December 31, 1997 through June 30, 2010.

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT USCI WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

ONE OF THE LIMITATIONS OF HYPOTHETICAL PERFORMANCE RESULTS IS THAT THEY ARE GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. IN ADDITION, HYPOTHETICAL TRADING DOES NOT INVOLVE FINANCIAL RISK, AND NO HYPOTHETICAL TRADING RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THE ABILITY TO WITHSTAND LOSSES OR TO ADHERE TO A PARTICULAR TRADING PROGRAM IN SPITE OF TRADING LOSSES ARE MATERIAL POINTS WHICH CAN ALSO ADVERSELY AFFECT ACTUAL TRADING RESULTS. THERE ARE NUMEROUS OTHER FACTORS RELATED TO THE MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF ANY SPECIFIC TRADING PROGRAM WHICH CANNOT BE FULLY ACCOUNTED FOR IN THE PREPARATION OF HYPOTHETICAL PERFORMANCE RESULTS AND ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL TRADING RESULTS.

THE SPONSOR HAS HAD NO EXPERIENCE IN TRADING DIVERSIFIED BASKETS OF COMMODITY FUTURES FOR ITSELF OR FOR CUSTOMERS. BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

Since the Index was launched on December 18, 2009, there is no actual performance history of the Index to present. However, the components of the Index and the weighting of the components of the Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. As a result, the table below reflects how the Index would have performed during the prior 10 years had it been in effect during such time period. The performance data does not reflect any management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period
from December 31, 1997 through June 30, 2010

Year	Ending Level	Annual Return
1997	225.020
1998	185.543	-17.54%
1999	236.420	27.42%
2000	331.115	40.05%
2001	303.456	-8.35%
2002	380.074	25.25%
2003	479.254	26.09%
2004	592.263	23.58%
2005	781.942	32.03%
2006	1115.816	42.70%
2007	1518.705	36.11%
2008	1175.767	-22.58%
2009	1532.841	30.37%
2010 (YTD)	1355.159	-11.59%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Dynamic Commodity Index Year-Over-Year
Hypothetical Total Returns (1998 – 6/2010 YTD)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Index in comparison with the actual total return of three major indexes over a 10 year period.

	Hypothetical and Historical Results for the 10-year period from June 30, 2000 through June 30, 2010
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	54%	9%	198%	368%
Average Annual return (total)	7.27%	6.95%	16.67%	20.02%
Annualized volatility	17.60%	25.41%	19.73%	16.81%
Annualized Sharpe Ratio	0.26	0.17	0.70	1.01

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the Index from June 30, 2000 through June 30, 2010 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The data for the SDCI Total Return Index is derived by using the Index’s calculation methodology with historical prices for the futures contracts comprising the Index.

In the table above, “Total Return” refers to the return of the relevant index from June 30, 2000 to June 30, 2010; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then it’s Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,
DB LCI OY TR, and the Hypothetical Returns of the SDCI TR
(6/30/00 – 6/30/10)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Index in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,
DB LCI OY TR, and the Hypothetical Returns of the SDCI TR
(6/30/05 – 6/30/10)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

The Sponsor has evaluated the nature and types of estimates that it will make in preparing the Trust’s condensed financial statements and related disclosures and has determined that the valuation of Commodity Interests that are not traded on a United States or internationally recognized futures exchange (such as swaps and other over-the-counter contracts) involves a critical accounting policy. The values which will be used by USCI for its Futures Contracts will be provided by its commodity broker who will use market prices when available, while over-the-counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USCI will estimate income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates will be adjusted to the actual amount received on a monthly basis and the difference, if any, is not expected to be considered material.

Liquidity and Capital Resources

USCI has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USCI has met, and it is anticipated that USCI will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USCI’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter Commodity Interests, if applicable, and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

USCI will generate cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents.  USCI will allocate substantially all of its net assets to trading in Commodity Interests. USCI will invest in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Commodity Interests. A significant portion of USCI’s NAV will be held in cash and cash equivalents that will be used as margin and as collateral for its trading in Commodity Interests. The balance of the net assets will be held in USCI’s account at its custodian bank. Income received from USCI’s money market funds will be paid to USCI.

USCI’s investments in Commodity Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USCI from promptly liquidating its positions in Futures Contracts.

Prior to the initial offering of USCI, all payments with respect to USCI’s expenses were paid by the Sponsor.  USCI does not have an obligation or intention to refund such payments by the Sponsor.  The Sponsor is under no obligation to pay USCI’s current or future expenses. USCI will be responsible for expenses incurred subsequent to the initial offering of units relating to (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (iv) taxes and other expenses, including certain tax reporting costs, (v) the fees of the Trustee in connection with its services as Delaware trustee of the Trust and (vi) other extraordinary expenses not in the ordinary course of business, while the Sponsor will be responsible for expenses relating to the fees of USCI’s marketing agent, administrator and custodian, the trading advisory and licensing fees of SummerHaven and registration expenses relating to the initial offering of units.  If the Sponsor and USCI are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USCI will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Commodity Interests such as Futures Contracts will involve USCI entering into contractual commitments to purchase or sell specified amounts of commodities at a specified date in the future. The aggregate market value of the contracts is expected to significantly exceed USCI’s future cash requirements since USCI intends to close out its open positions prior to settlement. As a result, USCI should be subject only to the risk of loss arising from the change in value of the contracts. USCI considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USCI’s commitments to purchase a specific commodity will be limited to the aggregate market value of the contracts held.

USCI’s exposure to market risk will depend on a number of factors, including the markets for commodities, the volatility of interest rates and foreign exchange rates, the liquidity of the Commodity Interest markets and the relationships among the contracts held by USCI. The limited experience that USCI has had in utilizing its model to trade in Commodity Interests in a manner intended to track the changes in the Index, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USCI enters into Futures Contracts and Other Commodity-Related Investments, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the Futures Exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the exchange or clearinghouse in connection with trades on the exchange or through the clearinghouse, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.  Unlike in the case of exchange-traded Futures Contracts, the counterparty to an over-the-counter Commodity Interest contract is generally a single bank or other financial institution.  As a result, there will be greater counterparty credit risk in over-the-counter transactions.  There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USCI in such circumstances.

The Sponsor will attempt to manage the credit risk of USCI by following various trading limitations and policies. In particular, USCI intends to post margin and/or hold liquid assets that will be approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Commodity-Related Investments it holds. The Sponsor will implement procedures that will include, but will not be limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USCI to limit its credit exposure.  Newedge USA, LLC (“Newedge”), USCI’s commodity broker, or any other broker that may be retained by USCI in the future, when acting as USCI’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USCI, all assets of USCI relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USCI’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USCI’s assets related to foreign Futures Contracts trading.

If, in the future, USCI purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

Off Balance Sheet Financing

As of June 30, 2010, neither the Trust nor USCI has any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USCI. While USCI’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USCI’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USCI requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets”. USCI intends to satisfy this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USCI’s primary contractual obligations will be with the Sponsor and certain other service providers.  The Sponsor, in return for its services, will be entitled to a management fee calculated as a fixed percentage of USCI’s NAV, currently 0.95% of its average net assets.  USCI will also be responsible for all ongoing fees, costs and expenses of its operation, including:

•	brokerage and other fees and commissions incurred in connection with the trading activities of USCI;

•	expenses incurred in connection with registering additional units of USCI or offering units of USCI after the time any units of USCI have begun trading on the NYSE Arca;

•
the routine expenses associated with distribution, including printing and mailing, of any monthly, annual and other reports to unitholders required by applicable U.S. federal and state regulatory authorities;

•	payment for routine services of the Trustee, legal counsel and independent accountants;

•	payment for fees associated with tax accounting and reporting, routine accounting, bookkeeping, whether performed by an outside service provider or by affiliates of the Sponsor;

•	costs and expenses associated with investor relations and services;

•	the payment of any distributions related to redemption of units;

•	payment of all federal, state, local or foreign taxes payable on the income, assets or operations of USCI and the preparation of all tax returns related thereto; and

•
extraordinary expenses (including, but not limited to, indemnification of any person against liabilities and obligations to the extent permitted by law and required under the Trust Agreement and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expense and the settlement of claims and litigation).

While the Sponsor has agreed to pay registration fees to the SEC, FINRA, NYSE Arca or any other regulatory agency or exchange in connection with the initial offer and sale of the units and the legal, printing, accounting and other expenses associated with such registration, USCI will be responsible for any registration fees and related expenses incurred in connection with any subsequent offer and sale of its units after the initial offering of units.

USCI will pay its own brokerage and other transaction costs.  USCI will pay fees to futures commission merchants in connection with its transactions in Futures Contracts.  Futures commission merchant fees are estimated to be 0.19% annually for USCI. This estimate is based on the number of Futures Contracts the Sponsor would have to purchase each month assuming the average value of a Benchmark Component Futures Contract is $59,000, the average value of the Benchmark Component Futures Contracts as of June 30, 2010.  This amount may be higher or lower once USCI commences operations.  In general, transaction costs on over-the-counter Commodity Interests and on Treasuries and other short-term securities will be embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.  The Sponsor, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through December 31, 2010, after which such payments are no longer expected to be necessary.  The Sponsor has no obligation to continue such payment into subsequent periods.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USCI’s NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USCI’s existence.  Either party may terminate these agreements earlier for certain reasons described in the agreements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, USCI may purchase over-the-counter contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some commodity-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other commodity-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of specified commodities that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of the specified commodity, forward commodity prices or commodity futures prices.  For example, USCI may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of the specified commodity, the price of Futures Contracts traded on the Futures Exchanges and the prices of other Futures Contracts in which USCI may invest.

To protect itself from the credit risk that arises in connection with such contracts, USCI may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USCI also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USCI’s exposure to the counterparty.  In addition, it is also possible for USCI and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures.  In that event, USCI would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be USCI’s counterparty. USCI would still retain any price risk associated with its transaction.

The creditworthiness of each potential counterparty will be assessed by the Sponsor. The Sponsor will assess or review, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the Sponsor’s board of directors (the “Board”). Furthermore, the Sponsor on behalf of USCI will only enter into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the Sponsor.

USCI anticipates that the use of Other Commodity-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USCI. However, there can be no assurance of this. Over-the-counter contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact USCI’s ability to successfully track the Index.

USCI may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Index. USCI would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of USCI to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. USCI would use such a spread if the Sponsor felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USCI, or if the Sponsor felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in commodity prices. USCI would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USCI would make use of such a straddle approach if, in the opinion of the Sponsor, the resulting combination would more closely track the investment goals of USCI or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in commodity prices.

During the six months ended June 30, 2010, USCI had not yet commenced operations and, therefore, did not employ any hedging methods such as those described above. Therefore, during the six months ended June 30, 2010, USCI was not exposed to counterparty risk.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

The Trust and USCI maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the Sponsor, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the Trust’s and USCI’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and USCI have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or USCI’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or USCI’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in the Trust’s Registration Statement on Form S-1, which was declared effective by the SEC on July 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Reserved.

Item 5.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month USCI publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USCI’s website at www.unitedstatescommodityindexfund.com.

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Commodity Index Funds Trust (Registrant)
By:  United States Commodity Funds LLC, its Sponsor

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
President and Chief Executive Officer
(Principal executive officer)

Date:  September 13, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date:  September 13, 2010