Form 10-Q
period 2010-09-30
United States Commodity Index Funds Trust
filed 2010-11-10
CIK 1479247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust
(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Table of Contents

Part I.   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

Index to Condensed Financial Statements

United States Commodity Index Funds Trust
Condensed Statements of Financial Condition
At September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010		December 31, 2009
		United States	United States
	United States	Commodity	Commodity
	Commodity Index Fund	Index Funds Trust	Index Funds Trust
Assets
Cash and cash equivalents (Note 6)	$14,284,286	$14,284,286	$1,000
Equity in UBS Securities LLC trading accounts:
Cash	1,394,071	1,394,071	-
Unrealized gain on open commodity futures contracts	576,409	576,409	-
Receivable for units sold	5,422,844	5,422,844	-
Receivable from Sponsor (Note 4)	19,033	19,033	-
Other assets	3,158	3,158	-

Total assets	$21,699,801	$21,699,801	$1,000

Liabilities and Capital
Management fees payable (Note 4)	$10,867	$10,867	$-
Professional fees payable	21,369	21,369	-
Brokerage commission fees payable	385	385	-

Total liabilities	32,621	32,621	-

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000	1,000
Unitholders	21,666,180	21,666,180	-
Total Capital	21,667,180	21,667,180	1,000

Total liabilities and capital	$21,699,801	$21,699,801	$1,000

Units outstanding	400,020	400,020	-
Net asset value per unit	$54.17
Market value per unit	$54.31

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At September 30, 2010

United States Commodity Index Fund

		Gain (Loss) on
	Number of	Open Commodity	% of
	Contracts	Contracts	Capital

Open Futures Contracts - Long
Foreign Contracts
ICE-UK Gasoil Futures QS contracts, expire November 2010	23	$37,250	0.17
LME Nickel Futures LN contracts, expire November 2010	11	7,203	0.03
ICE-US Coffee-C Futures KC contracts, expire December 2010	23	(37,875)	(0.17)
ICE-US Cotton Futures CT contracts, expire December 2010	30	156,250	0.72
LME Tin Futures LT contracts, expire December 2010	17	185,674	0.86
LME Nickel Futures LN contracts, expire March 2011	6	35,424	0.16
ICE-US Sugar #11 Futures SB contracts, expire May 2011	60	104,530	0.48
	170	488,456	2.25

United States Contracts
CME Feeder Cattle Futures FC contracts, expire November 2010	28	18,650	0.09
CME Lean Hogs Futures LH contracts, expire December 2010	50	8,970	0.04
CMX Silver Futures SI contracts, expire December 2010	14	111,145	0.51
NYMEX Gasoline Futures XB contracts, expire December 2010	19	48,968	0.23
CBOT Wheat Futures W contracts, expire March 2011	42	(43,163)	(0.20)
CBOT Soybean Oil Futures BO contracts, expire May 2011	56	9,372	0.04
CBOT Corn Futures C contracts, expire September 2011	60	68,912	0.32
CMX Copper Futures HG contracts, expire September 2011	17	8,175	0.04
	286	231,029	1.07

Open Futures Contracts - Short*
Foreign Contracts
LME Tin Futures LT contracts, expire December 2010	4	(46,038)	(0.21)
LME Nickel Futures LN contracts, expire March 2011	6	(97,038)	(0.45)
	10	(143,076)	(0.66)
Total Open Futures Contracts	466	$576,409	2.66

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Index).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Operations (Unaudited)
For the period, three months and nine months ended September 30, 2010

		Three months	Nine months
	Period ended September 30, 2010	ended September 30, 2010	ended September 30, 2010
	United States	United States	United States
	Commodity	Commodity	Commodity
	Index Fund	Index Funds Trust	Index Funds Trust
Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$428,035	$428,035	$428,035
Change in unrealized gain on open positions	576,409	576,409	576,409
Interest income	460	460	460
Other income	3,800	3,800	3,800

Total income	1,008,704	1,008,704	1,008,704

Expenses
Management fees (Note 4)	15,287	15,287	15,287
Brokerage commission fees	4,382	4,382	4,382
Professional fees	21,369	21,369	21,369

Total expenses	41,038	41,038	41,038

Expense waiver (Note 4)	(19,033)	(19,033)	(19,033)

Net expenses	22,005	22,005	22,005

Net income	$986,699	$986,699	$986,699
Net income per unit	$4.17	$4.17
Net income per weighted average unit	$4.54	$4.54
Weighted average units outstanding	217,327	217,327

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Changes in Capital (Unaudited)
For the period ended September 30, 2010

				United States
	United States Commodity Index Fund			Commodity
	Sponsor	Unitholders	Total	Index Funds Trust

Balances, at December 31, 2009	$-	$-	$-	$1,000
Transfer of interest (Note 3)	1,000		1,000	-
Additions	-	25,827,950	25,827,950	25,827,950
Redemptions	-	(5,148,469)	(5,148,469)	(5,148,469)
Net income	-	986,699	986,699	986,699

Balances, at September 30, 2010	$1,000	$21,666,180	$21,667,180	$21,667,180

Condensed Statements of Changes in Units Outstanding (Unaudited)
For the period ended September 30, 2010

				United States
	United States Commodity Index Fund			Commodity
	Sponsor	Unitholders	Total	Index Funds Trust

Units Outstanding, at December 31, 2009	-	-	-	-
Additions	20	500,000	500,020	500,020
Redemptions	-	(100,000)	(100,000)	(100,000)

Units Outstanding, at September 30, 2010	20	400,000	400,020	400,020

Net Asset Value Per Unit:
At August 9, 2010*			$50.00
At September 30, 2010			$54.17

* Commencement of operations of the United States Commodity Index Fund.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Cash Flows (Unaudited)
For the period ended September 30, 2010

		United States
	United States	Commodity
	Commodity Index Fund	Index Funds Trust
Cash Flows from Operating Activities:
Net income	$986,699	$986,699
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash	(1,394,071)	(1,394,071)
Unrealized gain on futures contracts	(576,409)	(576,409)
Increase in receivable from Sponsor	(19,033)	(19,033)
Increase in other assets	(3,158)	(3,158)
Increase in management fees payable	10,867	10,867
Increase in professional fees payable	21,369	21,369
Increase in brokerage commission fees payable	385	385
Net cash used in operating activities	(973,351)	(973,351)

Cash Flows from Financing Activities:
Addition of units	20,406,106	20,405,106
Redemption of units	(5,148,469)	(5,148,469)

Net cash provided by financing activities	15,257,637	15,256,637

Net Increase in Cash and Cash Equivalents	14,284,286	14,283,286

Cash and Cash Equivalents, beginning of period	-	1,000
Cash and Cash Equivalents, end of period	$14,284,286	$14,284,286

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Notes to Condensed Financial Statements
For the period ended September 30, 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009.  The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), which is a commodity pool that issues units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Additional series of the Trust that will be separate commodity pools may be created in the future, but USCI, which was formed on April 1, 2010, is currently the Trust’s only series.  The Trust and USCI operate pursuant to the Amended and Restated Declaration of Trust and Trust Agreement dated as of April 1, 2010 (the “Trust Agreement”). United States Commodity Funds LLC (the “Sponsor”) is the sponsor of the Trust and USCI and is also responsible for the management of the Trust and USCI.

The Sponsor has the power and authority to establish and designate one or more series (“Funds”) and to issue units thereof, from time to time as it deems necessary or desirable.  The Sponsor has exclusive power to fix and determine the relative rights and preferences as between the units of any series as to right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights. The term for which the Trust is to exist commenced on the date of the filing of the Certificate of Trust, and the Trust and any Fund will exist in perpetuity, unless earlier terminated in accordance with the provisions of the Trust Agreement.  Separate and distinct records must be maintained for each Fund and the assets associated with a Fund must be held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other Fund.  Each Fund is separate from all other Funds created as series of the Trust in respect of the assets and liabilities allocated to that Fund and represents a separate investment portfolio of the Trust.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”).  The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

USCI issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Purchasers pay USCI a $1,000 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USCI but rather at market prices quoted on such exchange.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. USCI earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USCI earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USCI is not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USCI is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USCI files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USCI is not subject to income tax return examinations by major taxing authorities for years before 2009 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in USCI recording a tax liability that reduces net assets.  However, USCI’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USCI recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended September 30, 2010.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USCI receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USCI’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Trust Capital and Allocation of Income and Losses

Profit or loss shall be allocated among the unitholders of USCI in proportion to the number of units each investor holds as of the close of each month. The Sponsor may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

Calculation of Net Asset Value

USCI’s net asset value is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding.  USCI uses the closing prices on the relevant Futures Exchanges (as defined in Note 3 below) of the Futures Contracts (as defined in Note 3 below) that at any given time make up the SummerHaven Dynamic Commodity Index Total Return (the “Index”) (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but calculates or determines the value of all other USCI investments using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and  the net asset value per unit (“NAV”) at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USCI. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USCI’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - TRUST SERIES

In connection with the execution of the Trust Agreement on April 1, 2010, USCI was designated as the first series of the Trust.  The Sponsor contributed $1,000 to the Trust upon its formation on December 21, 2009, representing an initial contribution of capital to the Trust.  Following the designation of USCI as the first series of the Trust, the initial capital contribution of $1,000 was transferred from the Trust to USCI and deemed an initial contribution to USCI.  In connection with the commencement of USCI’s initial offering of units, the Sponsor received 20 Sponsor’s Units of USCI in exchange for the previously received capital contribution, representing a beneficial ownership interest in USCI.

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 units on Form S-1 with the SEC.  On August 10, 2010, USCI listed its units on the NYSE Arca under the ticker symbol “USCI”.  USCI established its initial NAV by setting the price at $50.00 per unit and issued 100,000 units in exchange for $5,000,000 on August 9, 2010.  USCI commenced investment operations on August 9, 2010 by purchasing Futures Contracts traded on the Futures Exchanges.  In order to satisfy NYSE Arca listing standards that at least 100,000 units be outstanding at the beginning of the trading day on the NYSE Arca, the Sponsor purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket.  The Sponsor agreed not to resell the units comprising such basket except that it may require the initial Authorized Purchaser to repurchase all of these units at a per unit price equal to USCI’s per unit NAV within five days following written notice from the Sponsor, subject to the conditions that (i) on the date of repurchase, the initial Authorized Purchaser must immediately redeem these units in accordance with the terms of the Authorized Purchaser Agreement and (ii) immediately following such redemption at least 100,000 units of USCI remain outstanding. The Sponsor held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the units comprising such basket in accordance with the specified conditions noted above.

USCI’s trading advisor is SummerHaven Investment Management, LLC (“SummerHaven”), a Delaware limited liability company that is registered as a commodity trading advisor and CPO with the CFTC and is a member of the NFA. SummerHaven provides advisory services to the Sponsor with respect to the Index and the investment decisions of USCI.

The Trustee accepts service of legal process on the Trust in the State of Delaware and makes certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Trust, the Sponsor or the unitholders.

The investment objective of USCI is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the Index, less USCI’s expenses.  USCI accomplishes its objective through investments in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”).  As of September 30, 2010, USCI held 466 Futures Contracts.

NOTE 4 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

Sponsor Management Fee

Under the Trust Agreement, the Sponsor is responsible for investing the assets of USCI in accordance with the objectives and policies of USCI. In addition, the Sponsor has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to USCI. USCI is contractually obligated to pay the Sponsor a fee for these services, which is paid monthly, equal to 0.95% per annum of average daily net assets.

Trustee Fee

The Trustee is the Delaware trustee of the Trust.  In connection with the Trustee’s services, USCI is responsible for paying the Trustee’s annual fees in the amount of $6,000.

Ongoing Registration Fees and Other Offering Expenses

USCI pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale.  During the period ended September 30, 2010, USCI did not incur any registration fees or other offering expenses.

Investor Tax Reporting Cost

USCI pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements.  These costs are estimated to be $160,000 for the calendar year 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USCI pays all brokerage fees and other expenses in connection with the operation of USCI, excluding costs and expenses paid by the Sponsor as outlined in Note 5 below. The Sponsor, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through at least December 31, 2010. The Sponsor has no obligation to continue such payment into subsequent periods.

NOTE 5 - CONTRACTS AND AGREEMENTS

The Sponsor and the Trust, each on its own behalf and on behalf of USCI, are party to a marketing agent agreement, dated as of July 22, 2010, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for USCI as outlined in the agreement. The fee of the Marketing Agent, which is borne by the Sponsor, is equal to 0.06% on USCI’s assets up to $3 billion and 0.04% on USCI’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by the Sponsor: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

The Sponsor and the Trust, on its own behalf and on behalf of USCI, are also party to a custodian agreement, dated July 22, 2010, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of USCI.  The Sponsor pays the fees of the custodian, which are determined by the parties from time to time.  In addition, the Sponsor and the Trust, on its own behalf and on behalf of USCI, are party to an administrative agency agreement, dated July 22, 2010, as amended from time to time, with BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USCI. The Sponsor also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, the Sponsor pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USCI and each of the affiliated funds managed by the Sponsor, as well as a $20,000 annual fee for its transfer agency services. In addition, the Sponsor pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USCI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets, (b) 0.0465% for USCI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USCI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The Sponsor also pays transaction fees ranging from $7.00 to $15.00 per transaction.

USCI has entered into a brokerage agreement, dated March 1, 2010, as amended from time to time, with Newedge USA, LLC (“Newedge”).  The agreement requires Newedge to provide services to USCI in connection with the purchase and sale of Futures Contracts and Other Commodity-Related Investments that may be purchased and sold by or through Newedge for USCI’s account. In accordance with the agreement, Newedge charges USCI commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

The Sponsor is party to an advisory agreement, dated December 11, 2009, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to the Sponsor with respect to the Index and investment decisions for USCI.  SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Index, anticipated changes to the Index and the nature of the Index’s current or anticipated component securities. For these services, the Sponsor pays SummerHaven a fee based on a percentage of the average daily assets of USCI that are equal to the percentage fees paid to the Sponsor by USCI minus the greater of 0.1% or 0.1% plus the percentage fees paid by the Sponsor to the Marketing Agent that exceed 0.02%.  The result is subsequently divided by two and reduced by 0.06% to arrive at the actual fee paid.

The Sponsor is also party to a licensing agreement, dated December 11, 2009, as amended from time to time, with SummerHaven whereby SummerHaven sub-licensed to USCI the use of certain names and marks, including the Index, for which SummerHaven has a sub-license from SummerHaven Index Management, LLC, the owner of the Index.  Under the licensing agreement, the Sponsor pays SummerHaven an annual fee of $30,000 for the calendar year 2010 and $15,000 annually in subsequent years, plus an annual fee of 0.06% of the average daily assets of USCI.

NOTE 6 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USCI engages in the trading of futures contracts and options on futures contracts and may engage in cleared swaps (collectively, “derivatives”).  USCI is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

Through September 30, 2010, all of the Futures Contracts held by USCI were exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties.  However, in the future, if USCI were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction.  USCI has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, USCI bears the risk of financial failure by the clearing broker.

USCI’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USCI’s assets posted with that futures commission merchant; however, the vast majority of USCI’s assets are held in U.S. Treasuries, cash and/or cash equivalents with USCI’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USCI’s custodian could result in a substantial loss of USCI’s assets.

The Sponsor invests a portion of USCI’s cash in money market funds that seek to maintain a stable net asset value. USCI is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2010, USCI had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $15,678,357.  This amount is subject to loss should these institutions cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USCI is exposed to market risk equal to the value of Futures Contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, USCI pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

USCI’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, USCI has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by USCI are reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

USCI values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USCI (observable inputs) and (2) USCI’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USCI’s securities at September 30, 2010 using the fair value hierarchy:

At September 30, 2010	Total	Level I	Level II	Level III

Exchange-Traded Futures Contracts
Foreign Contracts	$345,380	$345,380	$-	$-
United States Contracts	231,029	231,029	-	-

During the period ended September 30, 2010, there were no significant transfers between Level I and Level II.

USCI has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value At September 30, 2010

Futures - Commodity Contracts	Assets	$576,409

The Effect of Derivative Instruments on the Statement of Operations

		For the period ended September 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain Recognized in Income

Futures - Commodity Contracts	Realized gain on closed futures contracts	$428,035

	Change in unrealized gain on open futures contracts		$576,409

NOTE 8 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the period ended September 30, 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

For the period ended
September 30, 2010
(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$50.00
Total income	4.27
Total expenses	(0.10)
Net increase in net asset value	4.17
Net asset value, end of period	$54.17

Total Return	8.34%

Ratios to Average Net Assets
Total income	8.93%
Management fees*	0.95%
Total expenses excluding management fees*	1.60%
Expenses waived*	(1.18)%
Net expenses excluding management fees*	0.42%
Net income	8.74%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USCI.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on USCI’s financial statement disclosures.

NOTE 10 – SUBSEQUENT EVENTS

USCI has performed an evaluation of subsequent events through the date the financial statements were issued.  The subsequent events were as follows:

The Sponsor and the Trustee have entered into the Second Amended and Restated Declaration of Trust and Trust Agreement effective as of November 10, 2010 (the “Amended Trust Agreement”). The Amended Trust Agreement amends and restates the Trust Agreement in its entirety. The Amended Trust Agreement establishes and designates three additional series of the Trust, the United States Agriculture Index Fund, the United States Metals Index Fund, and the United States Copper Index Fund. In addition, the Amended Trust Agreement clarifies section 7.4(b) to provide that, in accordance with proposed U.S. federal income tax regulations, the tax items for each month during the taxable year will be allocated among the unitholders in proportion to the number of units owned by them as of the close of business on the last trading day of the previous month.  The Amended Trust Agreement also includes changes that are editorial in nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Commodity Index Funds Trust (the “Trust”) included elsewhere in this quarterly report on Form 10-Q.

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

Introduction

United States Commodity Index Fund (“USCI”) is a commodity pool that issues units representing fractional undivided beneficial interests in USCI (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  USCI is a series of the Trust, a Delaware statutory trust formed on December 21, 2009. Additional series of the Trust that will be separate commodity pools may be created in the future, but USCI is currently the Trust’s only series. The Trust and USCI operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated April 1, 2010.  Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust.  USCI and the Trust are managed and controlled by United States Commodity Funds LLC (the “Sponsor”).

USCI invests in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that the Sponsor currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. Futures Contracts and Other Commodity-Related Investments collectively are referred to as “Commodity Interests” in this quarterly report on Form 10-Q.

The investment objective of USCI is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total Return (the “Index”), less USCI’s expenses.  The Index is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the Index are referred to herein as “Benchmark Component Futures Contracts.”  USCI anticipates that to meet its investment objective it will invest first, in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter, to comply with regulatory requirements or in view of market conditions, in Other Commodity-Related Investments intended to replicate the return on the Benchmark Component Futures Contracts, including cleared swap contracts and other over-the-counter transactions, and in other Futures Contracts.

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its NAV closely track the daily changes in the price of the Index.  USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the Index.  If Futures Contracts relating to a particular commodity remain in the Index from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight.  Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly.  In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, the Sponsor invests the remainder of USCI’s proceeds from the sale of units in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

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

Commodity Markets

Commodity Futures Price Movements
Nine Months Ended September 30, 2010

As measured by the three major diversified commodity indexes listed below, commodity futures prices exhibited moderate daily swings along with an uneven upward trend during the nine months ended September 30, 2010. The table below compares the total returns of the Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total Return	1.3%
S&P GSCI Commodity Index Total Return	-3.9%
Dow Jones-UBS Commodity Index Total Return*	0.9%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM	0.7%
*Source: Bloomberg

The value of the Index as of January 1, 2010 was 1532.84.  As of September 30, 2010, the value of the Index was 1552.88, up approximately 1.3% over the period.

Commodity Futures Price Movements
From USCI’s Commencement of Operations (August 10, 2010) through September 30, 2010

As measured by the three major diversified commodity indexes, commodity futures prices exhibited moderate daily swings along with a strong upward trend from August 10, 2010 (USCI’s commencement of operations) through September 30, 2010. The table below compares the total returns of the Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total Return	8.5%
S&P GSCI Commodity Index Total Return	0.5%
Dow Jones-UBS Commodity Index Total Return*	4.0%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM	3.5%
*Source: Bloomberg

The value of the Index as of August 10, 2010 was 1431.01.  As of September 30, 2010, the value of the Index was 1552.88, up approximately 8.5% over the period.

Similarly, USCI’s NAV rose during the period from a starting level of $50.00 per unit and ended at $54.17 on September 30, 2010, an increase of approximately 8.34% over the period.  USCI’s NAV reached its high for the period on September 28, 2010 at $54.36 per unit and reached its low for the period on August 11, 2010 at $49.17 per unit.  The return of 8.517% on the Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses.  See “Tracking the Index” for information about how expenses and interest income affect USCI’s NAV.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USCI’s units is calculated once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time.  Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USCI’s administrator uses the closing prices on the relevant Futures Exchanges of the Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts held on the Futures Exchanges, but calculates or determines the value of all other USCI investments using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Results of Operations

Results of Operations.  On August 10, 2010, USCI listed its units on the NYSE Arca under the ticker symbol “USCI.” USCI established its initial offering price at $50.00 per unit and issued 100,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $5,000,000 in cash.  In order to satisfy NYSE Arca listing standards that at least 100,000 units be outstanding at the beginning of the trading day on the NYSE Arca, the Sponsor purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket.  The Sponsor agreed not to resell the units comprising such basket except that it may require the initial Authorized Purchaser to repurchase all of these units at a per unit price equal to USCI’s per unit NAV within five days following written notice from the Sponsor, subject to the conditions that (i) on the date of repurchase, the initial Authorized Purchaser must immediately redeem these units in accordance with the terms of the Authorized Purchaser Agreement and (ii) immediately following such redemption at least 100,000 units of USCI remain outstanding. The Sponsor held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the units comprising such basket in accordance with the specified conditions noted above.

Since its initial offering of 50,000,000 units, USCI has not registered any subsequent offering of its units.  As of September 30, 2010, USCI had issued 500,020 units, 400,020 of which were outstanding.  As of September 30, 2010, there were 49,500,000 units registered but not yet issued.

More units may have been issued by USCI than are outstanding due to the redemption of units. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USCI cannot be resold by USCI. As a result, USCI contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Period Ended September 30, 2010

Since USCI commenced operations on August 10, 2010, no comparison of USCI’s results of operations for any periods prior to the period from August 10, 2010 to September 30, 2010 has been provided.

As of September 30, 2010, the total unrealized gain on Futures Contracts owned or held on that day was $624,305 and USCI established cash deposits, including cash investments in money market funds, that were equal to $15,678,357.  USCI held 91.11% of its cash assets in overnight deposits and money market funds at its custodian bank, while 8.89% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on September 30, 2010 was $54.17.

Portfolio Expenses. USCI’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs and expenses relating to tax accounting and reporting requirements.  The management fee that USCI pays to the Sponsor is calculated as a percentage of the total net assets of USCI.  USCI pays the Sponsor a management fee of 0.95% of its average net assets. The fee is accrued daily and paid monthly.

During the period ended September 30, 2010, the daily average total net assets of USCI were $11,295,427.  The management fee incurred by USCI during the period amounted to $15,287.

In addition to the management fee, USCI pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the period ended September 30, 2010 was $25,751.  For the period ended September 30, 2010, USCI did not incur any fees or other expenses relating to the registration or offering of additional units.  During the period ended September 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USCI.  The total amount of the expense waiver was $19,033.  For the period ended September 30, 2010, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $41,038, and after allowance for the expense waiver, totaled $22,005.

USCI also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or Treasuries.  During the period ended September 30, 2010, total commissions paid to brokers amounted to $4,382.  As an annualized percentage of total net assets, the figure for the period ended September 30, 2010 represents approximately 0.27% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USCI pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements.  These costs are estimated to be $160,000 for the calendar year 2010.  The Sponsor, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through at least December 31, 2010.  The Sponsor has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income.  USCI seeks to invest its assets such that it holds Futures Contracts and Other Commodity-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USCI to pay the full amount of the contract value at the time of purchase, but rather require USCI to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USCI retains an amount that is approximately equal to its total net assets, which USCI invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USCI’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the period ended September 30, 2010, USCI earned $460 in dividend and interest income on such cash and/or cash equivalents.  Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.03%.  USCI did not purchase Treasuries during the period ended September 30, 2010 and held only cash and/or cash equivalents during this time period.

Portfolio Holdings

During the period from USCI’s commencement of operations on August 10, 2010 to September 30, 2010, USCI’s portfolio held at all times Futures Contracts based on fourteen different commodities. Due to changes in the composition of the Index, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The Index” below). The table below lists the Benchmark Component Futures Contracts held during this time period.

Benchmark Component Futures Contracts

Commodity	as of Commencement of Operations	as of August 31, 2010	as of September 30, 2010
Crude Oil (Brent)	-	-	-
Crude Oil (WTI)	x	-	-
Gas Oil	-	-	x
Heating Oil	-	-	-
Natural Gas	x	x	-
Unleaded Gasoline	-	x	x
Feeder Cattle	-	-	x
Lean Hogs	x	x	x
Live Cattle	-	-	-
Bean Oil	-	-	x
Corn	-	x	x
Soybeans	x	x	-
Soybean Meal	x	x	-
Wheat	-	x	x
Aluminum	-	-	-
Copper	x	-	x
Lead	-	-	-
Nickel	x	-	x
Tin	x	x	x
Zinc	-	-	-
Gold	x	x	-
Platinum	x	x	-
Silver	x	x	x
Cocoa	-	-	-
Coffee	x	x	x
Cotton	x	x	x
Sugar	x	x	x
Total Number of Benchmark
Component Futures Contracts	14	14	14

x = Component

Tracking the Index

USCI’s management seeks to manage USCI’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the price of the Index, also on a percentage basis. Specifically, USCI’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USCI’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Index.  As an example, if the average daily movement of the price of the Index for a particular 30-valuation day time period was 0.5% per day, USCI management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Index’s results). USCI’s portfolio management goals do not include trying to make the nominal price of USCI’s NAV equal to the nominal price of the Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity.  Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended September 30, 2010, the simple average daily change in the Index was 0.385%, while the simple average daily change in the NAV of USCI over the same time period was 0.386%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Index, the average error in daily tracking by the NAV was 3.28%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of USCI’s NAV versus the daily movement of the Index for the 30- valuation day period ended September 30, 2010.  The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts since inception.

Since the commencement of the offering of USCI’s units to the public on August 9, 2010 to September 30, 2010, the simple average daily change in the Index was 0.223%, while the simple average daily change in the NAV of USCI over the same time period was 0.219%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Index, the average error in daily tracking by the NAV was 3.28%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USCI versus the return of the Index can be calculated by comparing the actual return of USCI, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USCI’s returns had been exactly the same as the daily changes in the price of the Index.

For the period ended September 30, 2010, the actual total return of USCI as measured by changes in its NAV was 8.34%. This is based on an initial NAV of $50.00 on August 9, 2010 and an ending NAV as of September 30, 2010 of $54.17. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Index, USCI would have had an estimated NAV of $54.26 as of September 30, 2010, for a total return over the relevant time period of 8.517%. The difference between the actual NAV total return of USCI of 8.34% and the expected total return based on the Index of 8.517% was an error over the time period of -0.157%, which is to say that USCI’s actual total return underperformed the Index result by that percentage.  Management believes that a portion of the difference between the actual return and the expected Index return can be attributed to the net impact of the expenses that USCI pays offset in part by the income that USCI collects on its cash and cash equivalent holdings.  During the period ended September 30, 2010, USCI received dividend and interest income of $460, which is equivalent to a weighted average income rate of 0.03% for such period.  In addition, during the period ended September 30, 2010, USCI also collected $3,800 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to USCI’s actual return.  However, if the total assets of USCI continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.  During the period ended September 30, 2010, USCI incurred net expenses of $22,005. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(17,745), which is equivalent to an annualized weighted average net income rate of (1.10)% for the period ended September 30, 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

There are currently three factors that have impacted or are most likely to impact USCI’s ability to accurately track the Index.

First, USCI may buy or sell its holdings in the then current Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which USCI executes the trade. In that case, USCI may pay a price that is higher, or lower, than that of the Benchmark Component Futures Contracts, which could cause the changes in the daily NAV of USCI to either be too high or too low relative to the changes in the price of the Index.  During the period ended September 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USCI to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USCI’s attempt to track the Index over time.

Second, USCI earns dividend and interest income on its cash, cash equivalents and Treasury holdings. USCI is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the period ended September 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to USCI’s NAV.  At the same time, USCI incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees).  The calculation of the Index includes an interest portion, calculated daily using the 90 Day U.S. Treasury Bill’s total return, but does not include an expense component. When USCI’s income exceeds the sum of USCI’s expenses by the yield on the 90 Day U.S. Treasury Bill, USCI realizes a net yield that tends to cause daily changes in the NAV of USCI to track slightly higher than daily changes in the price of the Index.  If this net yield is lower than the yield on the 90 Day U.S. Treasury Bill, that tends to cause daily changes in the NAV of USCI to track slightly lower than daily changes in the price of the Index.  During the period ended September 30, 2010, USCI earned, on an annualized basis, approximately 0.03% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.95% for management fees and approximately 0.27% in brokerage commission costs related to the purchase and sale of Futures Contracts, and 1.33% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -1.34% and affected USCI’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Index.

Third, USCI may hold Other Commodity-Related Investments in its portfolio that may fail to closely track the Index’s total return movements.  In that case, the error in tracking the Index could result in daily changes in the NAV of USCI that are either too high, or too low, relative to the daily changes in the price of the Index.  During the period ended September 30, 2010, USCI did not hold any Other Commodity-Related Investments.  If USCI increases in size, and due to its obligations to comply with regulatory limits, USCI may invest in Other Commodity-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

If a trading facility ceases trading in all contract expirations relating to a particular contract, SummerHaven Indexing may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the Index. To the extent practicable, the replacement is effected during the next monthly review of the composition of the Index. If that timing is not practicable, SummerHaven Indexing determines the date of the replacement based on a number of factors, including the differences between the existing contract and the replacement contract with respect to contractual specifications and contract expirations.

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

The following graph shows the sector weights of the commodities selected for inclusion in the Index as of  September 30, 2010.

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

Rebalancing Period

The Index is rebalanced during the last four business days of each calendar month, when existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

Total Return Calculation

The value of the SDCI Total Return (“SDCI TR”) on any business day is equal to the product of (i) the value of the SDCI TR on the immediately preceding business day multiplied by (ii) one plus the sum of the day’s SDCI ER returns and one business day’s interest from the hypothetical Treasury Bill portfolio. The value of the SDCI TR is calculated and published by Bloomberg.

The table and chart below show the hypothetical performance of the Index from December 31, 1997 through September 30, 2010.

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

Since the Index was launched on December 18, 2009, there is no actual performance history of the Index to present. However, the components of the Index and the weighting of the components of the Index are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the Index would have performed during the prior 10 years had it been in effect during such time period. The performance data does not reflect any management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period
from December 31, 1997 through September 30, 2010

Year	Ending Level	Annual Return
1997	225.020
1998	185.543	-17.54%
1999	236.420	27.42%
2000	331.115	40.05%
2001	303.456	-8.35%
2002	380.074	25.25%
2003	479.254	26.09%
2004	592.263	23.58%
2005	781.942	32.03%
2006	1115.816	42.70%
2007	1518.705	36.11%
2008	1175.767	-22.58%
2009	1532.841	30.37%
2010 (YTD)	1552.882	1.310%

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Source: SummerHaven Indexing, Bloomberg

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Index in comparison with the actual total return of three major indexes over a 10 year period.

	Hypothetical and Historical Results for the 10-year period from
	September 30, 2000 through September 30, 2010*
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	66%	13%	220%	388%
Average Annual return (total)	6.31%	4.51%	14.69%	18.52%
Annualized vol	17.46%	24.98%	19.47%	16.76%
Annualized Sharpe ratio	0.22	0.09	0.62	0.94

Source: SummerHaven Indexing, Bloomberg

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the Index from September 30, 2000 through September 30, 2010 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The data for the SDCI Total Return Index is derived by using the Index’s calculation methodology with historical prices for the futures contracts comprising the Index.

In the table above, “Total Return” refers to the return of the relevant index from September 30, 2000 to September 30, 2010; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of twelve; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then it’s Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Index in comparison with the actual total return of three major indexes over a five year period.

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

The Sponsor has evaluated the nature and types of estimates that it makes in preparing the Trust’s condensed financial statements and related disclosures and has determined that the valuation of Commodity Interests that are not traded on a United States or internationally recognized futures exchange (such as swaps and other over-the-counter contracts) involves a critical accounting policy. The values which are used by USCI for its Futures Contracts will be provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USCI estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USCI currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents.  USCI has allocated substantially all of its net assets to trading in Commodity Interests. USCI invests in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Commodity Interests. A significant portion of USCI’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Commodity Interests. The balance of the net assets is held in USCI’s account at its custodian bank. Income received from USCI’s money market funds is paid to USCI.  During the period ended September 30, 2010, USCI’s expenses exceeded the income USCI earned and the cash earned from the sale of Creation Baskets.  During the period ended September 30, 2010, USCI was forced to use other assets to pay cash expenses, which could cause a drop in USCI’s NAV over time.  To the extent expenses exceed income, USCI’s NAV will be negatively impacted.

USCI’s investments in Commodity Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USCI from promptly liquidating its positions in Futures Contracts.  During the period ended September 30, 2010, USCI was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USCI cannot predict whether such an event may occur in the future.

Prior to the initial offering of USCI, all payments with respect to USCI’s expenses were paid by the Sponsor.  USCI does not have an obligation or intention to refund such payments by the Sponsor.  The Sponsor is under no obligation to pay USCI’s current or future expenses. Since the initial offering of units, USCI has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (iv) other expenses, including certain tax reporting costs, (v) the fees of the Trustee in connection with its services as Delaware trustee of the Trust and (vi) other extraordinary expenses not in the ordinary course of business, while the Sponsor has been responsible for expenses relating to the fees of USCI’s marketing agent, administrator and custodian, the trading advisory and licensing fees of SummerHaven and registration expenses relating to the initial offering of units.  If the Sponsor and USCI are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USCI will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Commodity Interests such as Futures Contracts involves USCI entering into contractual commitments to purchase or sell specified amounts of commodities at a specified date in the future. The aggregate market value of the contracts will significantly exceed USCI’s future cash requirements since USCI intends to close out its open positions prior to settlement. As a result, USCI is generally only subject to the risk of loss arising from the change in value of the contracts. USCI considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USCI’s commitments to purchase a specific commodity will be limited to the aggregate market value of the contracts held.

USCI’s exposure to market risk depends on a number of factors, including the markets for commodities, the volatility of interest rates and foreign exchange rates, the liquidity of the Commodity Interest markets and the relationships among the contracts held by USCI. The limited experience that USCI has had in utilizing its model to trade in Commodity Interests in a manner intended to track the changes in the Index, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USCI enters into Futures Contracts and Other Commodity-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the Futures Exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the exchange or clearinghouse in connection with trades on the exchange or through the clearinghouse, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.  Unlike in the case of exchange-traded Futures Contracts, the counterparty to an over-the-counter Commodity Interest contract is generally a single bank or other financial institution.  As a result, there will be greater counterparty credit risk in over-the-counter transactions.  There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USCI in such circumstances.

The Sponsor attempts to manage the credit risk of USCI by following various trading limitations and policies. In particular, USCI generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Commodity-Related Investments it holds. The Sponsor has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USCI to limit its credit exposure.  Newedge USA, LLC (“Newedge”), USCI’s commodity broker, or any other broker that may be retained by USCI in the future, when acting as USCI’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USCI, all assets of USCI relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USCI’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USCI’s assets related to foreign Futures Contracts trading. During the period ended September 30, 2010, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars.

If, in the future, USCI purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2010, USCI had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $15,678,357.  This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2010, neither the Trust nor USCI has any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USCI. While USCI’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USCI’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USCI requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets”. USCI has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USCI’s primary contractual obligations are with the Sponsor and certain other service providers.  The Sponsor, in return for its services, is entitled to a management fee calculated as a fixed percentage of USCI’s NAV, currently 0.95% of its average net assets.  USCI is also responsible for all ongoing fees, costs and expenses of its operation, including:

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

While the Sponsor has agreed to pay registration fees to the SEC, FINRA, NYSE Arca or any other regulatory agency or exchange in connection with the initial offer and sale of the units and the legal, printing, accounting and other expenses associated with such registration, USCI is responsible for any registration fees and related expenses incurred in connection with any subsequent offer and sale of its units after the initial offering of units.

USCI pays its own brokerage and other transaction costs.  USCI pays fees to futures commission merchants in connection with its transactions in Futures Contracts.  Futures commission merchant fees are estimated to be 0.19% annually for USCI. This estimate is based on the number of Futures Contracts the Sponsor would have to purchase each month assuming the average value of a Benchmark Component Futures Contract is $68,000, the average value of the Benchmark Component Futures Contracts as of September 30, 2010.  In general, transaction costs on over-the-counter Commodity Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.  The Sponsor, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through at least December 31, 2010.  The Sponsor has no obligation to continue such payments into subsequent periods.

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

As of September 30, 2010, USCI’s portfolio consisted of 466 Futures Contracts traded on the Futures Exchanges.  For a list of USCI’s current holdings, please see USCI’s website at www.unitedstatescommodityindexfund.com.  See “–Portfolio Holdings” for a complete list of Futures Contracts held by USCI during the period ended September 30, 2010.

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

To protect itself from the credit risk that arises in connection with such contracts, USCI may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USCI also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USCI’s exposure to the counterparty.  In addition, it is also possible for USCI and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures.  In that event, USCI would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be USCI’s counterparty. USCI would still retain any price risk associated with its transaction and would be required to deposit margin to secure the clearinghouse’s exposure to USCI.

The creditworthiness of each potential counterparty is assessed by the Sponsor. The Sponsor assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the Sponsor’s board of directors (the “Board”). Furthermore, the Sponsor on behalf of USCI only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the Sponsor.

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

During the period from August 10, 2010 (commencement of operations) to September 30, 2010, USCI did not employ any hedging methods such as those described above since all of its investments were made over an exchange.  Therefore, during such period, USCI was not exposed to counterparty risk.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1*	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 10, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 10, 2010