Form 10-K
period 2010-12-31
United States Commodity Index Funds Trust
filed 2011-03-30
CIK 1479247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust
(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Units of United States Commodity Index Fund	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2010 was: $0.

The registrant had 5,800,020 outstanding units as of March 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I

Item 1.     Business.

What is the Trust and USCI?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009 that is currently organized into four separate series (each series, a “Fund” and collectively, the “Funds”).  The United States Commodity Index Fund (“USCI”) is the first series of the Trust and is a commodity pool that issues units representing fractional undivided beneficial interests in USCI (“units”) traded on the NYSE Arca, Inc. (the “NYSE Arca”).  The three other series of the Trust, the United States Metals Index Fund (“USMI”), the United States Agriculture Index Fund (“USAI”) and the United States Copper Index Fund (“USCUI”), may be publicly offered in the future, but USCI, which was formed on April 1, 2010, is currently the Trust’s only publicly offered series.  The Trust and the Funds maintain their main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502.  The Trust and the Funds operate pursuant to the terms of the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement, dated November 10, 2010 (as amended from time to time, the “Trust Agreement”), which grants full management control to their sponsor, United States Commodity Funds LLC (“USCF”).

USCI invests in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures Exchange (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. Futures Contracts and Other Commodity-Related Investments collectively are referred to as “Commodity Interests” in this annual report on Form 10-K.

The investment objective of USCI is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total Return (the “Commodity Index”), less USCI’s expenses.  The Commodity Index is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the Commodity Index are referred to herein as “Benchmark Component Futures Contracts.”  USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that may fail to closely track the Commodity Index’s total return movements.  If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.  USCI’s units began trading on August 10, 2010.  USCF is the sponsor of USCI and is responsible for the management of USCI.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005.  Prior to June 13, 2008, USCF was known as Victoria Bay Asset Management, LLC.  It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502.  USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”).  Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares.  Wainwright is a holding company. Wainwright previously owned an insurance company organized under Bermuda law, which has been liquidated, and a registered investment adviser firm named Ameristock Corporation, which has been distributed to Wainwright shareholders.  USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

On May 12, 2005, USCF formed the United States Oil Fund, LP (“USOF”), a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USOF’s expenses.  USOF’s units began trading on April 10, 2006.  USCF is the general partner of USOF and is responsible for the management of USOF.

On September 11, 2006, USCF formed the United States Natural Gas Fund, LP (“USNG”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USNG’s expenses.  USNG’s units began trading on April 18, 2007.  USCF is the general partner of USNG and is responsible for the management of USNG.

On June 27, 2007, USCF formed the United States 12 Month Oil Fund, LP (“US12OF”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses.  When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted.  US12OF’s units began trading on December 6, 2007.  USCF is the general partner of US12OF and is responsible for the management of US12OF.

On April 13, 2007, USCF formed the United States Gasoline Fund, LP (“UGA”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of gasoline, as measured by the changes in the price of the futures contract on unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”), for delivery to the New York harbor, traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less UGA’s expenses.  UGA’s units began trading on February 26, 2008.  USCF is the general partner of UGA and is responsible for the management of UGA.

On April 13, 2007, USCF formed the United States Heating Oil Fund, LP (“USHO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) delivered to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USHO’s expenses.  USHO’s units began trading on April 9, 2008.  USCF is the general partner of USHO and is responsible for the management of USHO.

On June 30, 2008, USCF formed the United States Short Oil Fund, LP (“USSO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USSO’s expenses.  USSO’s units began trading on September 24, 2009.  USCF is the general partner of USSO and is responsible for the management of USSO.

On June 27, 2007, USCF formed the United States 12 Month Natural Gas Fund, LP (“US12NG”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of US12NG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses.  When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted.  US12NG’s units began trading on November 18, 2009.  USCF is the general partner of US12NG and is responsible for the management of US12NG.

On September 2, 2009, USCF formed the United States Brent Oil Fund, LP (“USBO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USBO is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the changes in the price of the futures contract on Brent crude oil traded on the ICE Futures, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USBO’s expenses.  USBO’s units began trading on June 2, 2010. USCF is the general partner of USBO and is responsible for the management of USBO.

USOF, USNG, US12OF, UGA, USHO, USSO, US12NG and USBO are collectively referred to herein as the “Related Public Funds”.  For more information about each of the Related Public Funds, investors in USCI may call 1-800-920-0259 or go online to www.unitedstatescommodityindexfund.com.

USCF has filed a registration statement for three other exchange-traded security funds, USMI, USAI and USCUI, each of which is a series of the Trust.  The investment objective of USMI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Metals Index Total Return (the “Metals Index”), less USMI’s expenses.  The investment objective of USAI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total Return (the “Agriculture Index”), less USAI’s expenses.  The investment objective of USCUI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total Return (the “Copper Index”), less USCUI’s expenses.

USCF is required to evaluate the credit risk of USCI to the futures commission merchant, oversee the purchase and sale of USCI’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of USCI and manage USCI’s investments.  USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for USCI (the “Marketing Agent”), Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for USCI, and SummerHaven Investment Management, LLC (“SummerHaven”), which serves as USCI’s trading advisor.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors, some of whom are also its executive officers (the “Management Directors”), and three independent directors who meet the requirements established by the NYSE Arca and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Management Directors have the authority to manage USCF pursuant to its limited liability company agreement, as amended from time to time.  In addition, to satisfy applicable requirements, the Board of USCF acts on behalf of the Related Public Funds, all of which are limited partnerships and for which USCF acts as the general partner. Unlike the Related Public Funds, USCI is not subject to certain independent director and governance requirements. Therefore, USCI does not have any directors nor directors acting on its behalf.

How Does USCI Operate?

The net assets of USCI consist primarily of Commodity Interests.  USCI invests in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Commodity Interests. The primary focus of USCF is the investment in Commodity Interests and the management of USCI’s investments in short term obligations of the United States of two years or less (“Treasury Securities” or “Treasuries”), cash and/or cash equivalents for margining purposes and as collateral.

The investment objective of USCI is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the Commodity Index, less USCI’s expenses.  It is not the intent of USCI to be operated in a fashion such that its NAV will equal, in dollar terms, the price of the Commodity Index or the price of any particular commodity Futures Contract.

USCI seeks to achieve its investment objective by investing in a mix of Commodity Interests such that the daily changes in its NAV will closely track the daily changes in the Commodity Index. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the Commodity Index. The portfolio rebalancing takes place during the last four business days of the month (“Rebalancing Period”). At the end of each of the days in the Rebalancing Period, one fourth of the prior month portfolio positions are replaced by equally-weighted positions reflecting the particular Benchmark Component Futures Contracts determined on the selection date, which is the fifth business day before the end of the month (“Selection Date”). At the end of the Rebalancing Period, the Commodity Index will have an equal-weight position of approximately 7.14% in each of the selected Benchmark Component Futures Contracts which will be reflected in the rebalanced portfolio. After fulfilling the collateral requirements with respect to its Commodity Interests, USCI invests the remainder of its proceeds from the sale of creation baskets in Treasury Securities or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

The anticipated dates on which USCI’s positions in Commodity Interests will be rebalanced on a monthly basis in 2011 are posted on USCI’s website at www.unitedstatescommodityindexfund.com, and are subject to change without notice.

USCF endeavors to place USCI’s trades in Commodity Interests and otherwise manage USCI’s investments so that A will be within plus/minus 10 percent of B, where:

•	A is the average daily percentage change in USCI’s NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which USCI calculates its NAV, and

•	B is the average daily percentage change in the price of the Commodity Index over the same period.

USCF believes that market arbitrage opportunities cause daily changes in USCI’s unit price on the NYSE Arca to closely track the daily changes in USCI’s NAV per unit.  USCF believes that the net effect of this expected relationship and the expected relationship described above between USCI’s NAV and the Commodity Index will be that the daily changes in the price of USCI’s units on the NYSE Arca will closely track the daily changes in the Commodity Index, less USCI’s expenses. While the Commodity Index is composed of Futures Contracts and is therefore a measure of the prices of the commodities comprising the Commodity Index for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the Commodity Index and the cash or spot prices of the commodities underlying the Benchmark Component Futures Contracts.

These relationships are illustrated in the following diagram:

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in commodities prices. An investment in the units allows both retail and institutional investors to easily gain this exposure to the commodities market in a transparent, cost-effective manner.

USCF employs a “neutral” investment strategy intended to track changes in the Commodity Index regardless of whether the Commodity Index goes up or goes down. USCI’s “neutral” investment strategy is designed to permit investors generally to purchase and sell USCI’s units for the purpose of investing indirectly in the commodities market in a cost-effective manner, and/or to permit participants in the commodities or other industries to hedge the risk of losses in their commodity-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodities market and/or the risks involved in hedging may exist. In addition, an investment in USCI involves the risk that the changes in the price of USCI’s units will not accurately track the changes in the Commodity Index, and that changes in the Commodity Index will not closely correlate with changes in the spot prices of the commodities underlying the Benchmark Component Futures Contracts. Furthermore, USCI also holds Treasury Securities, cash and/or cash equivalents to meet its current or potential margin or collateral requirements with respect to its investments in Commodity Interests and to invest cash not required to be used as margin or collateral. USCI does not expect there to be any meaningful correlation between the performance of USCI’s investments in Treasury Securities, cash and/or cash equivalents and the changes in the prices of commodities or Commodity Interests. While the level of interest earned on or the market price of these investments may in some respect correlate to changes in the prices of commodities, this correlation is not anticipated as part of USCI’s efforts to meet its objective.

USCI’s total portfolio composition is disclosed each business day that the NYSE Arca is open for trading, on USCI’s website at www.unitedstatescommodityindexfund.com. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Futures Contract, the specific types and values of Other Commodity-Related Investments and characteristics of such Other Commodity-Related Investments, the name and value of each Treasury security and cash equivalent, and the amount of cash held in USCI’s portfolio. USCI’s website is publicly accessible at no charge.

The units issued by USCI may only be purchased by Authorized Purchasers and only in blocks of 100,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the units in the Creation Basket. Similarly, only Authorized Purchasers may redeem units and only in blocks of 100,000 units called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of units in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by USCI. The NYSE Arca publishes an approximate NAV intra-day based on the prior day’s NAV and the current price of the Benchmark Component Futures Contracts, but the price of Creation Baskets and Redemption Baskets is determined based on the actual NAV calculated at the end of each trading day.

While USCI issues units only in Creation Baskets, units may also be purchased and sold in much smaller increments on the NYSE Arca. These transactions, however, are effected at the bid and ask prices established by specialist firm(s). Like any listed security, units can be purchased and sold at any time a secondary market is open.

What is USCI’s Investment Strategy?

Other than to address monthly changes in the Benchmark Component Futures Contacts, in managing USCI’s assets, USCF does not use a technical trading system that automatically issues buy and sell orders. Instead, each time one or more baskets are purchased or redeemed, USCF will purchase or sell Commodity Interests with an aggregate market value that approximates the amount of cash received or paid upon the purchase or redemption of the basket(s).

As an example, assume that a Creation Basket is sold by USCI, and that USCI’s closing NAV per unit is $50.00. In that case, USCI would receive $5,000,000 in proceeds from the sale of the Creation Basket ($50.00 NAV per unit multiplied by 100,000 units, and ignoring the Creation Basket fee of $1,000). If one were to assume further that USCF wants to invest the entire proceeds from the Creation Basket in Benchmark Component Futures Contracts and that the market value of each such Benchmark Component Futures Contract is $16,000, USCI would be unable to buy an exact number of Benchmark Component Futures Contracts with an aggregate market value equal to $5,000,000. Instead, USCI would be able to purchase 103 Benchmark Component Futures Contracts with an aggregate market value of $4,969,750. Assuming a margin requirement equal to 10% of the value of the Benchmark Component Futures Contracts, USCI would be required to deposit $496,975 in Treasury Securities and cash with the futures commission merchant through which the Benchmark Component Futures Contracts were purchased. The remainder of the proceeds from the sale of the Creation Basket, would remain invested in cash, cash equivalents, and Treasury Securities as determined by USCF from time to time based on factors such as potential calls for margin or anticipated redemptions.

The specific Commodity Interests purchased depends on various factors, including a judgment by USCF as to the appropriate diversification of USCI’s investments. While USCF has made significant investments in Benchmark Component Futures Contracts on the Futures Exchanges, for various reasons, including the ability to enter into the precise amount of exposure to the commodities market and position limits on Futures Contracts, it may also invest in economically equivalent Futures Contracts other than those that compose the Benchmark Component Futures Contract and Other Commodity-Related Investments. To the extent that USCI invests in Other Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Futures Contracts, including cleared swaps that satisfy such criteria, and then to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and swaps, including swaps in the over-the-counter market.  If USCI is required by law or regulation, or by one of its regulators, including a Futures Exchange, to reduce its position in one or more Benchmark Component Futures Contracts to the applicable position limit or to a specified accountability level, a substantial portion of USCI's assets could be invested in Other Commodity-Related Investments that are intended to replicate the return on the Commodity Index or particular Benchmark Component Futures Contracts. As USCI's assets reach higher levels, USCI is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in Other Commodity-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity-Related Investments include those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing.

USCF may not be able to fully invest USCI’s assets in Futures Contracts having an aggregate notional amount exactly equal to USCI’s NAV. For example, as standardized contracts, the Benchmark Component Futures Contracts included in the Commodity Index are for a specified amount of a particular commodity, and USCI’s NAV and the proceeds from the sale of a Creation Basket is unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, USCI may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Component Futures Contracts through the use of Other Commodity-Related Investments, such as over-the-counter contracts that have better correlation with changes in price of the Benchmark Component Futures Contracts.

USCI anticipates that, to the extent it invests in Futures Contracts other than the Benchmark Component Futures Contracts and Other Commodity-Related Investments that are not economically equivalent to the Benchmark Component Futures Contracts, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Commodity-Related Investments against the current Benchmark Component Futures Contracts.

USCF does not anticipate letting USCI’s Futures Contracts expire and taking delivery of any commodities. Instead, USCF closes existing positions, e.g., in response to ongoing changes in the Commodity Index or if it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Commodity Interests. Positions may also be closed out to meet orders for Redemption Baskets, in which case the proceeds from closing the positions will not be reinvested.

The Trust Agreement contains no restrictions on the ability of USCF to change the investment objective of USCI. Notwithstanding this, USCF has no intention of changing the investment objective of USCI or the manner in which it intends to achieve the investment objective. Should USCF seek to change the investment objective of USCI, such change would be reflected in an amended prospectus and would provide advance notice to investors.

What are Futures Contracts?

Futures contracts are agreements between two parties. One party agrees to buy a commodity such as natural gas from the other party at a later date at a price and quantity agreed-upon when the contract is made. For example, the futures contracts for natural gas traded on the NYMEX trade in units of 10,000 million British Thermal Units (“mmBtu”). Generally, futures contracts traded on the NYMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell. Futures contracts may also be based on commodity indices, in that they call for a cash payment based on the change in the value of the specified index during a specified period.

Certain typical and significant characteristics of futures contracts are discussed below. Additional risks of investing in futures contracts are included in “Item 1A. Risk Factors” in this annual report on Form 10-K.

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits.   Futures contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX, COMEX, CME, and CBOT have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USCI is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges but does not limit the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the commodities comprising the Commodity Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. For example, the current accountability level for any one month in natural gas futures contracts traded on NYMEX is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts in natural gas. If USCI and the Related Public Funds exceed these accountability levels for investments in futures contracts for natural gas, the NYMEX will monitor USCI’s exposure and ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of USCI’s liquidity resources. If deemed necessary by the NYMEX, it could also order USCI to reduce its position back to the accountability level.  As of December 31, 2010, USCI and the Related Public Funds held a net of 119,602 Futures Contracts traded on the Futures Exchanges.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. For example, the current position limit for feeder cattle futures contracts on the CME is 1,600 futures contracts in any contract month. USCI will not be able to hold, own or control feeder cattle futures contracts in excess of this limit.

If a Futures Exchange orders USCI to reduce its position in a particular Futures Contract back to the applicable position limit or accountability level, or to an accountability level that the Futures Exchange deems appropriate for USCI, such a level may impact the mix of investments in Commodity Interests made by USCI. To illustrate, assume that the WTI crude oil futures contract traded on the NYMEX and the unit price of USCI are each $100, and that the NYMEX has determined that USCI may not own more than 20,000 WTI crude oil futures contracts. In such case, USCI could invest up to $2 billion of its daily net assets in the WTI crude oil futures contract (i.e., $100 per contract multiplied by 1,000 (the standard size of a WTI crude oil futures contract is 1,000 barrels) multiplied by 20,000 contracts) before reaching the position level imposed by the NYMEX. Once the daily net assets of the portfolio exceed $2 billion in the WTI crude oil futures contract, the portfolio may not be able to take any further positions in the WTI crude oil futures contract, depending on whether the NYMEX imposes limits. If USCI is limited in its investments in any Futures Contracts, USCF anticipates that it will invest the majority of its assets above that level in a mix of other Futures Contracts or other Commodity Interests on other Futures Exchanges or over-the-counter markets. However, the Dodd-Frank Act requires the CFTC to establish position limits that apply to over-the-counter transactions as well as futures contracts and the aggregation of these position limits could further limit USCI’s ability to invest in commodity interests.

 See “Item 1A. Risk Factors—Risks Associated With Investing Directly or Indirectly in Commodity Interests—Regulation of the commodities and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect USCI” in this annual report on Form 10-K.

In addition to position limits and accountability levels that may apply at any time, the Futures Exchanges may impose position limits on particular contracts held in the last few days of trading in the near month contract prior to the contract expiring.  However, it is unlikely that USCI will run up against such position limits.  USCI does not typically hold the near month contract in its Benchmark Component Futures Contracts.  In addition, USCI’s investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts.  As such, USCF does not anticipate that position limits that apply to the last few days prior to a contract’s expiration will impact USCI.

U.S.-based futures exchanges also limit the amount of price fluctuation for futures contracts. For example, the NYMEX imposes a $3.00 per mmBtu ($30,000 per contract) price fluctuation limit for natural gas futures contracts. This limit is initially based off the previous trading day’s settlement price. If any natural gas futures contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $3.00 per mmBtu in either direction of that point. If another halt were triggered, the market would continue to be expanded by $3.00 per mmBtu in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

Currently, U.S. futures exchanges, including the NYMEX, do not implement fixed position limits for futures contracts held outside of the last few days of trading in the near month contract to expire.  However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, requires the CFTC to establish aggregate position limits that apply to both cleared and uncleared commodity swaps in addition to exchange-traded futures contracts held by an entity and certain of its affiliates.  Such position limits could limit USCI’s ability to invest in accordance with its investment objective.  On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule, would be substantially similar to the position limits currently set by the exchanges, could take effect as early as spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.  The effect of this future regulatory change on USCI is impossible to predict, but it could be substantial and adverse.

USCI anticipates that to the extent it invests in Futures Contracts other than the Benchmark Component Futures Contracts and Other Commodity-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Commodity-Related Investments against the current Benchmark Component Futures Contracts.

Examples of the position and price limits currently imposed are as follows:

Futures Contract	Position Accountability Levels and Limits	Maximum Daily Price Fluctuation
ICE-UK Crude (Brent)
There are no position accountability levels or limits for this contract. However, the exchange’s daily position management regime requires that any position greater than 500 lots in the nearest two expiry months must be reported to the exchange on a daily basis.
There is no maximum daily price fluctuation limit.

NYMEX Light, Sweet Crude Oil (WTI)	Accountability Levels: for any one month: 10,000 net futures / all months: 20,000 net futures. Position Limits: 3,000 net futures in the last three days of trading in the spot month.
$10.00 per barrel ($10,000 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $10.00 per barrel in either direction. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

ICE-UK Gas Oil	There are no position accountability levels or limits for this contract. However, any position greater than 100 lots in the nearest expiry month must be reported to the exchange on a daily basis.	There is no maximum daily price fluctuation limit.

NYMEX Heating Oil	Accountability Levels: any one month: 5,000 net futures / all months: 7,000 net futures. Position Limits: 1,000 net futures in the last three days of trading in the spot month.
$0.25 per gallon ($10,500 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $0.25 per gallon in either direction. If another halt were triggered, the market would continue to be expanded by $0.25 per gallon in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

NYMEX Henry Hub Natural Gas	Accountability Levels: any one month: 6,000 net futures / all months: 12,000 net futures. Position Limits: 1,000 net futures in the last three days of trading in the spot month.
$3.00 per mmBtu ($30,000 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $3.00 per mmBtu in either direction. If another halt were triggered, the market would continue to be expanded by $3.00 per mmBtu in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

NYMEX RBOB Gasoline	Accountability Levels: any one month: 5,000 net futures / all months: 7,000 net futures. Position Limits: 1,000 net futures in the last three days of trading in the spot month.
$0.25 per gallon ($10,500 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $0.25 per gallon in either direction. If another halt were triggered, the market would continue to be expanded by $0.25 per gallon in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

CME Feeder Cattle	Accountability Limits: none. Position Limits: non-spot month: 1,950 net futures / spot month: 300 net futures (during the last 10 days of trading).	$0.03 per pound above or below the previous day’s settlement price.

CME Lean Hogs	Accountability Levels: none. Position Limits: non-spot month: 4,150 net futures / spot month: 950 net futures (as of the close of business on the fifth business day of the contract month).	$0.03 per pound above or below previous day’s settlement price, except that there are no limits in the spot month contract during the in last 2 days of trading.

CME Live Cattle	Accountability Levels: none.

Position Limits: non-spot month: 6,300 net futures / spot month: 450 net futures (300 net futures as of the close of business on the business day immediately preceding the last 5 business days of the contract month).
$0.03 per pound above or below the previous day’s settlement price.

CBOT Bean Oil	Accountability Levels: none. Position Limits: spot month: 540 net futures / any one month: 5,000 net futures / all months: 6,500 net futures.
$0.025 cents per pound expandable to $0.035 cents per pound and then to $0.055 cents per pound when the market closes at limit bid or limit offer. There shall be no price limits on the current month contract on or after the second business day preceding the first day of the delivery month.

CBOT Corn	Accountability Levels: none. Position Limits: spot month: 600 net futures / any one month: 13,500 net futures / all months: 22,000 net futures.
$0.30 per bushel expandable to $0.45 and then to $0.70 when the market closes at limit bid or limit offer. There shall be no price limits on the current month contract on or after the second business day preceding the first day of the delivery month.

CBOT Soybeans	Accountability Levels: none. Position Limits: spot month: 600 net futures / any one month: 6,500 net futures / all months: 10,000 net futures.
$0.70 per bushel expandable to $1.05 and then to $1.60 when the market closes at limit bid or limit offer. There shall be no price limits on the current month contract on or after the second business day preceding the first day of the delivery month.

CBOT Soybean Meal	Accountability Levels: none. Position Limits: spot month: 720 net futures / any one month: 5,000 net futures / all months: 6,500 net futures.
$20 per short ton expandable to $30 and then to $45 when the market closes at limit bid or limit offer. There shall be no price limits on the current month contract on or after the second business day preceding the first day of the delivery month.

CBOT Wheat	Accountability Levels: none. Position Limits: spot month: 600 net futures / any one month: 5,000 net futures / all months: 6,500 net futures.
$0.60 per bushel expandable to $0.90 and then to $1.35 when the market closes at limit bid or limit offer. There shall be no price limits on the current month contract on or after the second business day preceding the first day of the delivery month.

LME High Grade Primary Aluminum	Accountability Levels: none. Position Limits: none.	There is no maximum daily price fluctuation limit.

COMEX Copper	Accountability Levels: any one month: 5,000 net futures / all months: 5,000 net futures. Position Limits: 1,200 net futures in the expiration month.	There is no maximum daily price fluctuation limit.

LME Lead	Accountability Levels: none. Position Limits: none.	There is no maximum daily price fluctuation limit.

LME Primary Nickel	Accountability Levels: none. Position Limits: none.	There is no maximum daily price fluctuation limit.

LME Tin	Accountability Levels: none. Position Limits: none.	There is no maximum daily price fluctuation limit.

LME Special High Grade Zinc	Accountability Levels: none. Position Limits: none.	There is no maximum daily price fluctuation limit.

COMEX Gold	Accountability Levels: any one month: 6,000 net futures / all months: 6,000 net futures. Position Limits: 3,000 net futures in the expiration month.	There is no maximum daily price fluctuation limit.

NYMEX Platinum	Accountability Levels: any one month: 1,500 net futures / all months: 1,500 net futures. Position Limits: 150 net futures in the expiration month.	There is no maximum daily price fluctuation limit.

COMEX Silver	Accountability Levels: any one month: 6,000 net futures / all months: 6,000 net futures. Position Limits: 1,500 net futures in the expiration month.	There is no maximum daily price fluctuation limit.

ICE-US Cocoa	Accountability Levels: any one month: 6,000 net futures / all months: 6,000 net futures. Position Limits: 1,000 net futures for any month for which delivery notices have or may be issued.	There is no maximum daily price fluctuation limit.

ICE-US Coffee “C”	Accountability Levels: any one month: 5,000 net futures / all months: 5,000 net futures. Position Limits: 500 net futures for any month for which delivery notices have or may be issued.	There is no maximum daily price fluctuation limit.

ICE-US Cotton	Accountability Levels: none. Position Limits: spot month: 300 net futures / any one month: 3,500 net futures / all months: 5,000 net futures.	$0.03 above or below previous day’s settlement price. Limit is subject to expansion in certain circumstances.

ICE-US Sugar No. 11	Accountability Levels: any one month: 10,000 net futures / all months: 15,000 net futures. Position Limits: 5,000 net futures in the spot month.	There is no maximum daily price fluctuation limit.

Price Volatility.  Despite daily price limits, the price volatility of futures contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Economic factors that may cause volatility in futures contracts include changes in interest rates; governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies; weather and climate conditions; changing supply and demand relationships; changes in balances of payments and trade; U.S. and international rates of inflation; currency devaluations and revaluations; U.S. and international political and economic events; and changes in philosophies and emotions of market participants. Because USCI invests a significant portion of its assets in futures contracts, the assets of USCI, and therefore the price of USCI’s units, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions.  Futures contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if USCI’s futures positions have declined in value, USCI may be required to post variation margin to cover this decline. Alternatively, if USCI’s futures positions have increased in value, this increase will be credited to USCI’s account.

What is the Commodity Index?

The Commodity Index was developed based upon academic research by Yale University professors Gary B. Gorton and K. Geert Rouwenhorst, and Hitotsubashi University professor Fumio Hayashi. The Commodity Index is designed to reflect the performance of a fully margined or collateralized portfolio of 14 commodity futures contracts with equal weights, selected each month from a universe of 27 eligible commodity futures contracts. The Commodity Index is rules-based and rebalanced monthly based on observable price signals. In this context, the term “rules-based” is meant to indicate that the composition of the Commodity Index in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that relate to the commodities that are eligible to be included in the Commodity Index. Such formulas are not subject to adjustment based on other factors. The overall return on the Commodity Index is generated by two components: (i) uncollateralized returns from the commodity futures contracts comprising the Commodity Index and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S. Department of the Treasury. SummerHaven Index Management, LLC (“SummerHaven Indexing”) is the owner of the Commodity Index.

The Commodity Index is composed of physical non-financial commodity futures contracts with active and liquid markets traded upon futures exchanges in major industrialized countries. The futures contracts are denominated in U.S. dollars and weighted equally by notional amount. The Commodity Index currently reflects commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

Table 1 below lists the eligible commodities, the relevant futures exchange on which the futures contract is listed and quotation details. Table 2 lists the eligible futures contracts, their sector designation and maximum allowable tenor.

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Crude (Brent)	Crude Oil	ICE-UK	1,000 barrels	USD/barrel
Crude Oil (WTI)	Light, Sweet Crude Oil	NYMEX	1,000 barrels	USD/barrel
Gas Oil	Gas Oil	ICE-UK	100 metric tons	USD/metric ton
Heating Oil	Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon
Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu
Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending “RBOB”	NYMEX	42,000 gallons	U.S. cents/gallon
Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound
Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound
Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound
Bean Oil	Bean Oil	CBOT	60,000 lbs.	U.S. cents/pound
Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel
Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton
Wheat	Wheat	CBOT	5,000 bushels	U.S. cents/bushel
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound
Lead	Lead	LME	25 metric tons	USD/metric ton
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton
Tin	Tin	LME	5 metric tons	USD/metric ton
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.
Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.
Silver	Silver	COMEX	5,000 troy oz.	U.S. cents/troy oz.
Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton
Coffee	Coffee “C”	ICE-US	37,500 lbs	U.S. cents/pound
Cotton	Cotton	ICE-US	50,000 lbs	U.S. cents/pound
Sugar	Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound

TABLE 2

Commodity Symbol	Commodity Name	Sector	Allowed Contracts	Max. tenor
CO	Brent Crude	Energy	All 12 Calendar Months	12
CL	Crude Oil	Energy	All 12 Calendar Months	12
QS	Gas Oil	Energy	All 12 Calendar Months	12
HO	Heating Oil	Energy	All 12 Calendar Months	12
NG	Natural Gas	Energy	All 12 Calendar Months	12
XB	RBOB	Energy	All 12 Calendar Months	12
FC	Feeder Cattle	Livestock	Jan, Mar, Apr, May, Aug, Sep, Oct, Nov	5
LH	Lean Hogs	Livestock	Feb, Apr, Jun, Jul, Aug, Oct, Dec	5
LC	Live Cattle	Livestock	Feb, Apr, Jun, Aug, Oct, Dec	5
BO	Bean Oil	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7
C	Corn	Grains	Mar, May, Jul, Sep, Dec	12
S	Soybeans	Grains	Jan, Mar, May, Jul, Aug, Sep, Nov	12
SM	Soymeal	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7
W	Wheat	Grains	Mar, May, Jul, Sep, Dec	7
LA	Aluminum	Industrial Metals	All 12 Calendar months	12
HG	Copper	Industrial Metals	All 12 Calendar Months	12
LL	Lead	Industrial Metals	All 12 Calendar Months	7
LN	Nickel	Industrial Metals	All 12 Calendar Months	7
LT	Tin	Industrial Metals	All 12 Calendar Months	7
LX	Zinc	Industrial Metals	All 12 Calendar Months	7
GC	Gold	Precious Metals	Feb, Apr, Jun, Aug, Oct, Dec	12
PL	Platinum	Precious Metals	Jan, Apr, Jul, Oct	5
SI	Silver	Precious Metals	Mar, May, Jul, Sep, Dec	5
CC	Cocoa	Softs	Mar, May, Jul, Sep, Dec	7
KC	Coffee	Softs	Mar, May, Jul, Sep, Dec	7
CT	Cotton	Softs	Mar, May, Jul, Dec	7
SB	Sugar	Softs	Mar, May, Jul, Oct	7

Prior to the end of each month, SummerHaven Indexing determines the composition of the Commodity Index and provides such information to Bloomberg, L.P. (“Bloomberg”). Values of the Commodity Index are computed by Bloomberg and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily Commodity Index value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDCITR:IND”. Only settlement and last-sale prices are used in the Commodity Index’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Commodity Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Commodity Index value is based on the settlement prices of the component commodities, and explains why the underlying Commodity Index often closes at or near the high or low for the day.

Composition of the Commodity Index

The composition of the Commodity Index on any given day, as determined and published by SummerHaven Indexing, is determinative of the benchmark for USCI. Neither the Summerhaven Dynamic Commodity Index (“SDCI”) index methodology nor any set of procedures, however, are capable of anticipating all possible circumstances and events that may occur with respect to the Commodity Index and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the Commodity Index that cannot be adequately reflected in this description of the Commodity Index. All questions of interpretation with respect to the application of the provisions of the SDCI index methodology, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SummerHaven Indexing.

Contract Expirations

Because the Commodity Index is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the Commodity Index for each commodity during a given year are designated by SummerHaven Indexing, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a trading facility ceases trading in all contract expirations relating to a particular contract, SummerHaven Indexing may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the Commodity Index. To the extent practicable, the replacement is effected during the next monthly review of the composition of the Commodity Index. If that timing is not practicable, SummerHaven Indexing determines the date of the replacement based on a number of factors, including the differences between the existing contract and the replacement contract with respect to contractual specifications and contract expirations.

If a contract is eliminated and there is no replacement contract, the underlying commodity will necessarily drop out of the Commodity Index. The designation of a replacement contract, or the elimination of a commodity from the Commodity Index because of the absence of a replacement contract, could affect the value of the Commodity Index, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the remaining contracts. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the Commodity Index.

Commodity Selection

Fourteen of the 27 eligible commodities are selected for inclusion in the Commodity Index for the next month, subject to the constraint that each of the six commodity sectors is represented by at least one commodity. The methodology used to select the 14 commodities is based solely on quantitative data using observable futures prices and is not subject to human bias.

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

When evaluating the data from the second step, all six commodity sectors must be represented. If the selection of the seven additional commodities with the highest price change fails to meet the overall diversification requirement that all six commodity sectors are represented in the Commodity Index, the commodity with the highest price change among the commodities of the omitted sector(s) would be substituted for the commodity with the lowest price change among the seven additional commodities.

The 14 commodities selected are included in the Commodity Index for the next month on an equally-weighted basis. Due to the dynamic monthly commodity selection, the sector weights will vary from approximately 7% to 43% over time, depending on the price observations each month. The Selection Date is the fifth business day prior to the first business day of the next calendar month.

The following graph shows the sector weights of the commodities selected for inclusion in the Commodity Index as of December 31, 2010.

SDCI Sector Weights
as of December 31, 2010

Contract Selection

For each commodity selected for inclusion into the Commodity Index for a particular month, the Commodity Index selects a specific Futures Contract with a tenor (i.e., contract month) among the eligible tenors (the range of contract months) based upon the relative prices of the Futures Contracts within the eligible range of contract months. The previous notwithstanding, the contract expiration is not changed for such month if a contract remains in the Commodity Index, as long as the contract does not expire or enter its notice period in the subsequent month.

Portfolio Construction

The portfolio rebalancing takes place during the Rebalancing Period. At the end of each of the days in the Rebalancing Period, one fourth of the prior month portfolio positions are replaced by an equally-weighted position in the commodity contracts determined on the Selection Date. At the end of the Rebalancing Period, the Commodity Index takes an equal-weight position of approximately 7.14% in each of the selected commodity contracts.

Commodity Index Return Calculation

The percentage excess return equals the percentage change of the market values of the underlying commodity futures. During the Rebalancing Period, the Commodity Index changes its contract holdings during a four day period.

The value of the SDCI Excess Return (“SDCI ER”) at the end of a business day “t” is equal to the SDCI ER value on day “t-1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t-1”.

Rebalancing Period

The Commodity Index is rebalanced during the last four business days of each calendar month, when existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

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

Commodity Index Base Level

The SDCI TR was set to 100 on January 2, 1991.

2011 Holiday Schedule

The SDCI TR will not be computed on the following weekdays in 2011:

January	1
January	17
February	21
April	22
May	30
July	4
September	5
November	24
December	26

The holiday schedule is subject to change. USCI will not accept Creation Baskets or Redemption Baskets on these days.

What are Over-the-Counter Derivatives?

In addition to futures contracts and options on futures contracts, derivative contracts that are tied to various commodities are entered into outside of public exchanges. These “over-the-counter” contracts are entered into between two parties in private contracts. Unlike most of the exchange-traded futures contracts or exchange-traded options on futures contracts, each party to such a contract bears the credit risk of the other party, i.e., the risk that the other party will not be able to perform its obligations under its contract.

Some derivatives contracts contain fairly standard terms and conditions and are available from a wide range of participants. Others have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of commodities that have terms similar to futures contracts. Others take the form of “swaps” in which a party pays a fixed price per unit and the other pays a variable price based on the average price of futures contracts for a specified period or the price on a specified date, with payments typically made between the parties on a net basis. For example, USCI may enter into over-the-counter derivative contracts the value of which will track changes in the prices of the commodities underlying the Benchmark Component Futures Contract, thereby enabling USCI to track the Commodity Index without investing in Futures Contracts.

To reduce the credit risk that arises in connection with such contracts, USCI will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty.

The creditworthiness of each potential counterparty will be assessed by USCF. USCF will assess or review, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by USCF. Furthermore, USCF on behalf of USCI will only enter into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, and (d) producers, users or traders of commodities, whether or not regulated by the CFTC. Existing counterparties will be reviewed periodically by USCF. USCI also may require that the counterparty be highly rated and/or provide collateral or other credit support.

USCI’s Investments in Treasury Securities, Cash and Cash Equivalents

USCI seeks to have the aggregate “notional” amount of the Commodity Interests it holds approximate at all times USCI’s aggregate NAV. At any given time, however, most of USCI’s investments are in short-term Treasury Securities, cash and/or cash equivalents that support USCI’s positions in Commodity Interests. For example, the purchase of a Futures Contract with a stated or notional amount of $10 million would not require USCI to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 20% of the notional amount, would be required. To secure its Futures Contract obligations, USCI would deposit the required margin with the futures commission merchant and would separately hold its remaining assets through its Custodian in Treasury Securities, cash and/or cash equivalents. Such remaining assets may be used to meet future margin payments that USCI is required to make on its Futures Contracts. Other Commodity-Related Investments typically also involve collateral requirements that represent a small fraction of their notional amounts, so most of USCI’s assets dedicated to Other Commodity-Related Investments will also be held in Treasury Securities, cash and cash equivalents.

USCI earns income from the Treasury Securities and/or cash equivalents that it purchases and on the cash it holds through the Custodian. USCF anticipates that the earned income will increase USCI’s NAV. USCI applies the earned income to the acquisition of additional investments or uses it to pay its expenses. If USCI reinvests the earned income, it makes investments that are consistent with its investment objective.

What is the Flow of Units?

What are the Trading Policies of USCI?

Options on Futures Contracts

In addition to Futures Contracts, there are also a number of options on Futures Contracts listed on the Futures Exchanges. These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the commodities market. USCI may purchase and sell (write) options on Futures Contracts in pursuing its investment objective, except that it will not sell call options when it does not own the underlying Futures Contract. USCI would make use of options on Futures Contracts if, in the opinion of USCF, such an approach would cause USCI to more closely track the Commodity Index or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in commodity prices.

Liquidity

USCI invests only in Futures Contracts that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and in over-the-counter Commodity Interests that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming USCI’s position.

Spot Commodities

While certain futures contracts can be physically settled, USCI does not intend to take or make physical delivery. However, USCI may from time to time trade in Other Commodity-Related Investments based on the spot price of commodities comprising the Commodity Index.

Leverage

USCF endeavors to have the value of USCI’s Treasury Securities, cash and cash equivalents, whether held by USCI or posted as margin or collateral, at all times approximate the aggregate market value of its obligations under USCI’s Commodity Interests. Commodity pools’ trading positions in futures contracts or Other Commodity-Related Investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. While USCF does not intend to leverage USCI’s assets, it is not prohibited from doing so under the Trust Agreement.

Borrowings

Borrowings are not used by USCI unless it is required to borrow money in the event of physical delivery, if it trades in cash commodities, or for short-term needs created by unexpected redemptions. USCI does not plan to establish credit lines.

Pyramiding

USCI has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

BBH&Co. is the registrar and transfer agent for the units. BBH&Co. is also the Custodian for USCI. In this capacity, BBH&Co. holds USCI’s Treasury Securities, cash and/or cash equivalents pursuant to a custodial agreement. In addition, in its capacity as Administrator for USCI, BBH&Co. performs certain administrative and accounting services for USCI and prepares certain SEC and CFTC reports on behalf of USCI.  USCF pays BBH&Co.’s fees for these services.

BBH&Co.’s principal business address is 50 Milk Street, Boston, MA 02109-3661. BBH&Co., a private bank founded in 1818, is not a publicly held company nor is it insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Banking Department.  BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

USCI also employs ALPS Distributors, Inc. as a Marketing Agent.  USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering.

ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO  80203.  ALPS is the marketing agent for USCI.  ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

Newedge USA, LLC (“Newedge”) is USCI’s futures commission merchant.  USCI and Newedge have entered into an Institutional Futures Client Account Agreement. This Agreement allows Newedge to provide services to USCI in connection with the purchase and sale of Commodity Interests that may be purchased or sold by or through Newedge for USCI’s account. USCI pays the fees of Newedge.

Newedge is not affiliated with USCI or USCF. Therefore, USCI does not believe that USCI has any conflicts of interest with them or their trading principals arising from their acting as USCI’s futures commission merchant.

Newedge and Newedge Alternative Strategies Inc. (“NAST”) are subsidiaries of Newedge Group, which was formed on January 2, 2008 as a joint venture by Société Générale and Calyon to combine the brokerage activities previously carried by their respective subsidiaries which comprised the Fimat Group and the Calyon Financial Group of affiliated entities. Newedge is a futures commission merchant and broker dealer registered with the CFTC and the Securities and Exchange Commission (the “SEC”), and is a member of NFA and FINRA. Newedge is a clearing member of all principal equity, option, and futures exchanges located in the United States as well as a member of the Options Clearing Corporation and Government Securities Clearing Corporation. NAST is an eligible swap participant that is not registered or required to be registered with the CFTC or the SEC, and is not a member of any exchange.

Newedge and NAST are headquartered at 550 W. Jackson, Suite 500, Chicago, IL 60661 with branch offices in San Francisco, California; New York, NY; Kansas City, Missouri; Cypress, Texas; and Montréal, Canada.

Prior to January 2, 2008, Newedge was known as Fimat USA, LLC, while NAST was known as Fimat Alternative Strategies Inc. On September 1, 2008, Newedge merged with future commission merchant and broker dealer Newedge Financial Inc. (“NFI”) — formerly known as Calyon Financial Inc. Newedge was the surviving entity.

In March 2008 NFI settled, without admitting or denying the allegations, a disciplinary action brought by the NYMEX alleging that NFI violated NYMEX rules related to: numbering and time stamping orders by failing properly to record a floor order ticket; wash trading; failure to adequately supervise employees; and violation of a prior NYMEX cease and desist order, effective as of December 5, 2006, related to numbering and time stamping orders and block trades. NFI paid a $100,000 fine to NYMEX in connection with this settlement.

In February 2011, Newedge USA settled, without admitting or denying the allegations, a disciplinary action brought by the CFTC alleging that Newedge USA exceeded speculative limits in the October 2009 live cattle futures contract on the Chicago Mercantile Exchange and failed to provide accurate and timely reports to the CFTC regarding their larger trader positions.  Newedge USA paid a $140,000 civil penalty and disgorgement value of $80,910 to settle this matter.  In addition, the CFTC Order required Newedge USA to implement and maintain a program designed to prevent and detect reporting violations of the CEA and CFTC regulations.

Other than the foregoing proceeding, which did not have a material adverse effect upon the financial condition of Newedge, there have been no material administrative, civil or criminal actions brought, pending or concluded against Newedge, NAST, or its principals in the past five years.

Affiliates of Newedge may execute transactions opposite USCI as principal. Neither, Newedge nor any affiliate, officer, director or employee thereof have passed on the merits of this annual report on Form 10-K, or give any guarantee as to the performance or any other aspect of USCI.

Newedge has adopted and implemented an Anti Money Laundering program consistent with its obligations to comply with applicable anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, including Customer Identification Procedures.

Currently, USCF employs SummerHaven as a commodity trading advisor. SummerHaven provides advisory services to USCF with respect to the Commodity Index and investment decisions for USCI. Its advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Commodity Index, anticipated changes to the Commodity Index and the nature of the Commodity Index’s current or anticipated component securities. For these services, USCF pays fees to SummerHaven as set forth in the table below.

SummerHaven’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902. SummerHaven is a commodity trading advisor and commodity pool operator registered with the NFA.

USCF has also entered into a licensing agreement with SummerHaven. Under this licensing agreement, SummerHaven has sub-licensed to USCI the use of certain names and marks, including the Commodity Index, which SummerHaven licensed from SummerHaven Indexing, the owner of the Commodity Index. For this license, USCF pays a fee to SummerHaven as set forth in the table below.

SummerHaven Indexing’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Fees of USCI

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee*

Service Provider	Compensation Paid by USCI and USCF
United States Commodity Funds LLC, Sponsor	0.95% of average net assets annually.*

Brown Brothers Harriman & Co., Custodian and Administrator
Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USCI and the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of USCI and the Related Public Funds’ combined assets, (b) 0.0465% for USCI and the Related Public Funds’ combined assets greater than $500 million but less than $1 billion, and (c) 0.035% once USCI and the Related Public Funds’ combined assets exceed $1 billion.**

ALPS Distributors, Inc., Marketing Agent	0.06% on average net assets up to $3 billion and 0.04% on average net assets in excess of $3 billion.**

Newedge, Futures Commission Merchant and Clearing Broker	Approximately $4.00 per buy or sell; charges may vary.*

SummerHaven, Commodity Trading Advisor
Advisory Fee: a percentage of the average daily assets of USCI that is equal to the percentage fees paid to USCF by USCI minus 0.14%, with that result multiplied by 0.5, minus 0.06%.**

Sublicense Fee: $30,000 for the calendar year 2010, and $15,000 annually in subsequent years, plus an annual fee of 0.06% of the average daily assets of USCI.**

Wilmington Trust Company, Trustee	$3,000.*

*   USCI pays this compensation.
** USCF pays this compensation.

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV is calculated by taking the current market value of USCI’s total assets and subtracting any liabilities.

Expenses Paid by USCI through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$148,421
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$23,632
Other Amounts Paid or Accrued***:	$74,831
Total Expenses Paid or Accrued:	$246,884
Expenses Waived****:	$(51,397)
Total Expenses Paid or Accrued Including Expenses Waived:	$195,487

***	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
****
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through at least March 31, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid by USCI through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.95% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.15% annualized
Other Amounts Paid or Accrued:	0.48% annualized
Total Expenses Paid or Accrued:	1.58% annualized
Expenses Waived:	(0.33)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	1.25% annualized

Other Fees.  USCI also pays the fees and expenses associated with its tax accounting and reporting requirements.  These fees were approximately $180,000 for the fiscal year ended December 31, 2010.

Form of Units

Registered Form. Units are issued in registered form in accordance with the Trust Agreement.  The Administrator has been appointed registrar and transfer agent for the purpose of transferring units in certificated form.  The Administrator keeps a record of all unitholders and holders of the units in certificated form in the registry (the “Register”).  USCF recognizes transfers of units in certificated form only if done in accordance with the Trust Agreement.  The beneficial interests in such units are held in book-entry form through participants and/or accountholders in DTC.

Book Entry. Individual certificates are not issued for the units.  Instead, units are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC.  The global certificates evidence all of the units outstanding at any time.  Unitholders are limited to: (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the units through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of units.  DTC Participants acting on behalf of investors holding units through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System.  Units are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

DTC. DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act.  DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Transfer of Units

Transfers of Units Only Through DTC. The units are only transferable through the book-entry system of DTC. unitholders who are not DTC Participants may transfer their units through DTC by instructing the DTC Participant holding their units (or by instructing the Indirect Participant or other entity through which their units are held) to transfer the units.  Transfers are made in accordance with standard securities industry practice.

Transfers of interests in units with DTC are made in accordance with the usual rules and operating procedures of DTC and the nature of the transfer. DTC has established procedures to facilitate transfers among the participants and/or accountholders of DTC.  Because DTC can only act on behalf of DTC Participants, who in turn act on behalf of Indirect Participants, the ability of a person or entity having an interest in a global certificate to pledge such interest to persons or entities that do not participate in DTC, or otherwise take actions in respect of such interest, may be affected by the lack of a definitive security in respect of such interest.

DTC has advised USCI that it will take any action permitted to be taken by a unitholder (including, without limitation, the presentation of a global certificate for exchange) only at the direction of one or more DTC Participants in whose account with DTC interests in global certificates are credited and only in respect of such portion of the aggregate principal amount of the global certificate as to which such DTC Participant or Participants has or have given such direction.

Inter-Series Limitation on Liability

Because the Trust was established as a Delaware statutory trust, USCI and each other series established under the Trust will be operated so that it will be liable only for obligations attributable to such series and will not be liable for obligations of any other series or affected by losses of any other series. If any creditor or unitholder of any particular series (such as USCI) asserts against the series a valid claim with respect to its indebtedness or units, the creditor or unitholder will only be able to obtain recovery from the assets of that series and not from the assets of any other series or the Trust generally. The assets of USCI and any other series will include only those funds and other assets that are paid to, held by or distributed to the series on account of and for the benefit of that series, including, without limitation, amounts delivered to the Trust for the purchase of units in a series. This limitation on liability is referred to as the Inter-Series Limitation on Liability. The Inter-Series Limitation on Liability is expressly provided for under the Delaware Statutory Trust Act, which provides that if certain conditions (as set forth in Section 3804(a)) are met, then the debts of any particular series will be enforceable only against the assets of such series and not against the assets of any other series or the Trust generally. In furtherance of the Inter-Series Limitation on Liability, every party providing services to the Trust, USCI or USCF on behalf of the Trust or USCI, will acknowledge and consent in writing to the Inter-Series Limitation on Liability with respect to such party’s claims.

The existence of a Trustee should not be taken as an indication of any additional level of management or supervision over any Fund. To the greatest extent permissible under Delaware law, the Trustee acts in an entirely passive role, delegating all authority for the management and operation of USCI and the Trust to USCF. The Trustee does not provide custodial services with respect to the assets of USCI.

Recognition of the Trust in Certain States

A number of states do not have “statutory trust” statutes such as that under which the Trust has been formed in the State of Delaware. It is possible, although unlikely, that a court in such state could hold that, due to the absence of any statutory provision to the contrary in such jurisdiction, the unitholders, although entitled under Delaware law to the same limitation on personal liability as stockholders in a private corporation for profit organized under the laws of the State of Delaware, are not so entitled in such state. To protect unitholders against any loss of limited liability, the Trust Agreement provides that each written obligation undertaken by USCF on behalf of the Trust or USCI shall give notice that the obligation is not binding upon the unitholders individually but is binding only upon the assets and property of USCI, and no resort shall be had to the unitholders’ personal property for satisfaction of such obligation. Furthermore, the Trust and USCI indemnify all unitholders against any liability that such unitholders might incur solely based on their status as unitholders of one or more units (other than for taxes for which such unitholder is liable under the Trust Agreement).

Calculating NAV

USCI’s NAV is calculated by:

•	Taking the current market value of its total assets; and

•	Subtracting any liabilities.

BBH&Co., the Administrator, calculates the NAV of USCI once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time.  The Administrator uses the closing prices on the relevant Futures Exchanges of the Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but calculates or determines the value of all other USCI investments using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time in accordance with the current Administrative Agency Agreement among BBH&Co., Inc., USCI and USCF, which is incorporated by reference into this annual report on Form 10-K.

In addition, in order to provide updated information relating to USCI for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing NAV per unit of USCI as a base and updating that value throughout the trading day to reflect changes in the most recently reported price level of the Commodity Index as reported by Bloomberg or other reporting service.

The indicative fund value unit basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because NAV is calculated only once at the end of each trading day based upon the relevant end of day values of USCI’s investments.

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the Futures Exchanges vary, with some Futures Exchanges ending their trading hours before the close of the core trading session on NYSE Arca (for example, the normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time). When USCI holds Benchmark Component Futures Contracts from Futures Exchanges with different trading hours than the NYSE Arca there will be a gap in time at the beginning and/or the end of each day during which USCI’s units are traded on the NYSE Arca, but real-time Futures Exchange trading prices for Benchmark Component Futures Contracts traded on such Futures Exchanges are not available. As a result, during those gaps there will be no update to the indicative fund value.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of USCI units on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of USCI and the indicative fund value. If the market price of USCI units diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if USCI appears to be trading at a discount compared to the indicative fund value, a market professional could buy USCI units on the NYSE Arca and sell short futures contracts. Such arbitrage trades can tighten the tracking between the market price of USCI and the indicative fund value and thus can be beneficial to all market participants.

In addition, other Futures Contracts, Other Commodity-Related Investments and Treasuries held by USCI are valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s NAV and moves up and down solely according to changes in the Commodity Index value as reported on Bloomberg or another reporting service.

Creation and Redemption of Units

USCI creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USCI or the distribution by USCI of the amount of Treasury Securities and/or cash equal to the combined NAV of the number of units included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of USCI. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasury Securities and/or cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any unitholder or Authorized Purchaser. Authorized Purchasers pay a transaction fee of $1,000 to USCF for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with USCI in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of units.  As of December 31, 2010, 5 Authorized Purchasers had entered into agreements with USCF on behalf of USCI.  During the year ended December 31, 2010, USCI issued 17 Creation Baskets and redeemed 1 Redemption Baskets.

Certain Authorized Purchasers are expected to be capable of participating directly in the physical commodity and the Commodity Interest markets. Some Authorized Purchasers or their affiliates may from time to time buy or sell commodities or Commodity Interests and may profit in these instances. USCF believes that the size and operation of the commodities market make it unlikely that Authorized Purchasers’ direct activities in the commodities or securities markets will significantly affect the price of commodities, Commodity Interests, or USCI’s units.

Each Authorized Purchaser is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations. Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, USCF has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Purchaser Agreement for more detail, each of which is incorporated by reference into this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when the NYSE Arca, the New York Stock Exchange, or any of the Futures Exchanges upon which a Benchmark Component Futures Contract is traded is closed for regular trading. Purchase orders must be placed by 10:30 a.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is referred to as the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasury Securities, cash or a combination of Treasury Securities and cash with the Trust, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a creation request.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasury Securities and/or cash that is in the same proportion to the total assets of USCI (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the purchase order date. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasury Securities and cash, including the remaining maturities of the Treasury Securities and proportions of Treasury Securities and cash that may be included in deposits to create baskets. The Marketing Agent will publish an estimate of the Creation Basket Deposit requirements at the beginning of each business day.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to USCI’s account with the Custodian the required amount of Treasury Securities and/or cash by noon New York time on the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date.

Because orders to purchase baskets must be placed by 10:30 a.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. USCI’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right, but shall have no obligation, to reject any purchase order or Creation Basket Deposit if USCF determines that:

•	the purchase order or Creation Basket Deposit is not in proper form;

•	it would not be in the best interest of the unitholders;

•	due to position limits or otherwise, investment alternatives that will enable USCI to meet its investment objective are not available to USCI at that time;

•	the acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to USCI or its unitholders;

•	the acceptance or receipt of which would, in the opinion of counsel to USCF, be unlawful; or

•
circumstances outside the control of USCF, the Marketing Agent or the Custodian make it, for all practical purposes, not feasible to process creations of Creation Baskets (including if USCF determines that the investments available to USCI at that time will not enable it to meet its investment objective).

None of USCF, the Marketing Agent or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 10:30 a.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual unitholder to redeem any units in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to USCI not later than noon New York time on the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to USCF’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order.

Determination of Redemption Distribution

The redemption distribution from USCI consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasury Securities and/or cash that is in the same proportion to the total assets of USCI (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasury Securities and cash, including the remaining maturities of the Treasury Securities and proportions of Treasury Securities and cash, that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

Delivery of Redemption Distribution

The redemption distribution due from USCI will be delivered to the Authorized Purchaser on the third business day following the redemption order date if, by 3:00 p.m., New York time on such third business day, USCI’s DTC account has been credited with the baskets to be redeemed. If USCI’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if USCI receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to USCI’s DTC account by 3:00 p.m., New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to USCI’s DTC account by 3:00 p.m., New York time on the third business day following the redemption order date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or any of the Futures Exchanges upon which a Benchmark Component Futures Contract is traded is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the Futures Exchanges is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasury Securities is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the unitholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of USCI’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating USCI’s positions, e.g., because of a market disruption event in the futures markets or an unanticipated delay in the liquidation of a position in an over the counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. USCF acting by itself or through the Marketing Agent may, in its sole discretion, reject any Redemption Order (1) USCF determines that the Redemption Order is not in proper form, (2) the fulfillment of which its counsel advises may be illegal under applicable laws and regulations, or (3) if circumstances outside the control of USCF, the Marketing Agent or the Custodian make it for all practical purposes not feasible for the units to be delivered under the Redemption Order. USCF may also reject a redemption order if the number of units being redeemed would reduce the remaining outstanding units to 100,000 units (i.e., one basket) or less, unless USCF has reason to believe that the placer of the redemption order does in fact possess all the outstanding units and can deliver them.

Creation and Redemption Transaction Fee

To compensate USCI for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to USCI of $1,000 per order to create or redeem baskets, regardless of the number of baskets in such order. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify USCF and USCI if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, USCI creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USCI or the distribution by USCI of the amount of Treasury Securities and/or cash equal to the aggregate NAV of the number of units included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of USCI at the time the Authorized Purchaser purchased the Creation Baskets, the NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Futures Contract market and the market for Other Commodity-Related Investments. The prices of units offered by Authorized Purchasers are expected to fall between USCI’s NAV and the trading price of the units on the NYSE Arca at the time of sale. Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Units trade in the secondary market on the NYSE Arca. Units may trade in the secondary market at prices that are lower or higher relative to their NAV per unit. The amount of the discount or premium in the trading price relative to the NAV per unit may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Futures Contract market and the market for Other Commodity-Related Investments. While the units trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Commodity-Related Investments may be reduced after the close of the Futures Exchanges upon which the Benchmark Component Futures Contracts are traded. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Prior Performance of USCI

USCI’s units began trading on the NYSE Arca on August 10, 2010 and are offered on a continuous basis.  As of December 31, 2010, the total amount of money raised by USCI from Authorized Purchasers was $97,618,317; the total number of Authorized Purchasers was 5; the number of baskets purchased by Authorized Purchasers was 17; the number of baskets redeemed by Authorized Purchasers was 1; and the aggregate amount of units purchased was 1,700,020.  For more information on the performance of USCI, see the Performance Tables below.

Since its initial offering of 50,000,000 units, USCI has not made any subsequent offering of its units.  As of December 31, 2010, USCI had issued 1,700,020 units, 1,600,020 of which were outstanding.  As of December 31, 2010, there were 48,299,980 units registered but not yet issued.

Since the commencement of the offering of USCI units to the public on August 10, 2010 to December 31, 2010, the simple average daily change in the Commodity Index was 0.259%, while the simple average daily change in the NAV of USCI over the same time period was 0.256%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the NAV was 1.420%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Experience in Raising and Investing in USCI through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$2,500,000,000
Dollar Amount Raised:	$97,618,317
Organizational and Offering Expenses**:
SEC registration fee:	$178,247
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$625,066
Printing expenses:	$50,395

Length of USCI Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by USCF.

Compensation to USCF and Other Compensation USCI:

Expenses paid by USCI through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$148,421
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$23,632
Other Amounts Paid or Accrued*:	$74,831
Total Expenses Paid or Accrued:	$246,884
Expenses Waived**:	$(51,397)
Total Expenses Paid or Accrued Including Expenses Waived:	$195,487

*	Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees and miscellaneous expenses.
**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through at least March 31, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by USCI through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.95% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.15% annualized
Other Amounts Paid or Accrued:	0.48% annualized
Total Expenses Paid or Accrued:	1.58% annualized
Expenses Waived:	(0.33)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	1.25% annualized

USCI Performance:
Name of Commodity Pool:	USCI
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	August 10, 2010
Aggregate Subscriptions (from inception through December 31, 2010):	$97,618,317
Total Net Assets as of December 31, 2010:	$102,992,334
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$64.37
Worst Monthly Percentage Draw-down:	August 2010 (0.04)%
Worst Peak-to-Valley Draw-down:	Inception - August 2010 (0.04)%
Number of Unitholders (as of December 31, 2010):	5,456

COMPOSITE PERFORMANCE DATA FOR USCI

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2010
January	-
February	-
March	-
April	-
May	-
June	-
July	-
August	(0.02	)%**
September	8.36%
October	6.31%
November	0.76%
December	10.93%
Annual Rate of Return	28.74	%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from August 10, 2010.

Terms Used in Performance Tables

Draw-down: Losses experienced over a specified period.  Draw-down is measured on the basis of monthly returns only and does not reflect intra-month figures.

Worst Monthly Percentage Draw-down: The largest single month loss sustained since inception of trading.

Worst Peak-to-Valley Draw-down: The largest percentage decline in the NAV per unit over the history of the fund. This need not be a continuous decline, but can be a series of positive and negative returns where the negative returns are larger than the positive returns.  Worst Peak-to-Valley Draw-down represents the greatest percentage decline from any month-end NAV per unit that occurs without such month-end NAV per unit being equaled or exceeded as of a subsequent month-end.  For example, if the NAV per unit declined by $1 in each of January and February, increased by $1 in March and declined again by $2 in April, a “peak-to-trough drawdown” analysis conducted as of the end of April would consider that “drawdown” to be still continuing and to be $3 in amount, whereas if the NAV per unit had increased by $2 in March, the January-February drawdown would have ended as of the end of February at the $2 level.

Prior Performance of the Related Public Funds

USCF is also currently the general partner of USOF, USNG, US12OF, UGA, USHO, USSO, US12NG and USBO.  Each of USCF and the Related Public Funds is located in California.

USOF is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil traded on the NYMEX, less USOF’s expenses. USOF’s units began trading on April 10, 2006 and are offered on a continuous basis. USOF may invest in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2010, the total amount of money raised by USOF from its authorized purchasers was $27,304,449,711; the total number of authorized purchasers of USOF was 21; the number of baskets purchased by authorized purchasers of USOF was 5,608; the number of baskets redeemed by authorized purchasers of USOF was 5,149; and the aggregate amount of units purchased was 560,800,000.

Since the commencement of the offering of USOF units to the public on April 10, 2006 to December 31, 2010, the simple average daily change in its benchmark oil futures contract was -0.018%, while the simple average daily change in the NAV of USOF over the same time period was -0.014%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark oil futures contract, the average error in daily tracking by the NAV was 1.04%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USNG is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract for natural gas traded on the NYMEX, less USNG’s expenses.  USNG’s units began trading on April 18, 2007 and are offered on a continuous basis. USNG may invest in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USNG from its authorized purchasers was $12,418,966,355; the total number of authorized purchasers of USNG was 16; the number of baskets purchased by authorized purchasers of USNG was 8,894; the number of baskets redeemed by authorized purchasers of USNG was 4,448; and the aggregate amount of units purchased was 889,400,000.

Since the commencement of the offering of USNG units to the public on April 18, 2007 to December 31, 2010, the simple average daily change in its benchmark futures contract was -0.1771% while the simple average daily change in the NAV of USNG over the same time period was -0.1766%.  The average daily difference was 0.0005% (or 0.05 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 0.022%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12OF is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF’s units began trading on December 6, 2007 and are offered on a continuous basis.  US12OF may invest in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by US12OF from its authorized purchasers was $263,331,815; the total number of authorized purchasers of US12OF was 9; the number of baskets purchased by authorized purchasers of US12OF was 85; the number of baskets redeemed by authorized purchasers of US12OF was 43; and the aggregate amount of units purchased was 8,500,000.

Since the commencement of the offering of US12OF units to the public on December 6, 2007 to December 31, 2010, the simple average daily change in the average price of its benchmark futures contracts was 0.0104%, while the simple average daily change in the NAV of US12OF over the same time period was 0.0101%.  The average daily difference was -0.0003% (or -0.03 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the average price of the benchmark futures contracts, the average error in daily tracking by the NAV was -0.169%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

UGA is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms in the spot price of unleaded gasoline for delivery to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less UGA’s expenses.  UGA’s units began trading on February 26, 2008 and are offered on a continuous basis. UGA may invest in a mixture of listed gasoline futures contracts, other non-listed gasoline related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by UGA from its authorized purchasers was $166,768,788; the total number of authorized purchasers of UGA was 10; the number of baskets purchased by authorized purchasers of UGA was 53; the number of baskets redeemed by authorized purchasers of UGA was 37; and the aggregate amount of units purchased was 5,300,000.

Since the commencement of the offering of UGA units to the public on February 26, 2008 to December 31, 2010, the simple average daily change in its benchmark futures contract was 0.019%, while the simple average daily change in the NAV of UGA over the same time period was 0.017%.  The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.472%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USHO is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of heating oil for delivery to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, less USHO’s expenses.  USHO’s units began trading on April 9, 2008 and are offered on a continuous basis.  USHO may invest in a mixture of listed heating oil futures contracts, other non-listed heating oil-related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USHO from its authorized purchasers was $30,496,989; the total number of authorized purchasers of USHO was 10; the number of baskets purchased by authorized purchasers of USHO was 9; the number of baskets redeemed by authorized purchasers of USHO was 5; and the aggregate amount of units purchased was 900,000.

Since the commencement of the offering of USHO units to the public on April 9, 2008 to December 31, 2010, the simple average daily change in its benchmark futures contract was -0.042%, while the simple average daily change in the NAV of USHO over the same time period was -0.043%.  The average daily difference was -0.001% (or -0.1 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.671%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USSO is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX, less USSO’s expenses.  USSO’s units began trading on September 24, 2009 and are offered on a continuous basis.  USSO may invest in short positions in listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USSO from its authorized purchasers was $36,929,471; the total number of authorized purchasers of USSO was 11; the number of baskets purchased by authorized purchasers of USSO was 8; the number of baskets redeemed by authorized purchasers of USSO was 6; and the aggregate amount of units purchased was 800,000.

Since the commencement of the offering of USSO units to the public on September 24, 2009 to December 31, 2010, the inverse of the simple average daily change in its benchmark futures contract was -0.047%, while the simple average daily change in the NAV of USSO over the same time period was -0.051%.  The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the inverse of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -1.562%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12NG is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of US12NG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12NG’s expenses. US12NG’s units began trading on November 18, 2009 and are offered on a continuous basis. US12NG may invest in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by US12NG from its authorized purchasers was $71,441,409; the total number of authorized purchasers of US12NG was 6; the number of baskets purchased by authorized purchasers of US12NG was 15; the number of baskets redeemed by authorized purchasers of US12NG was 6; and the aggregate amount of units purchased was 1,600,000.

Since the commencement of the offering of US12NG units to the public on November 18, 2009 to December 31, 2010, the simple average daily change in the average price of its benchmark futures contracts was -0.103%, while the simple average daily change in the NAV of US12NG over the same time period was -0.107%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the average price of the benchmark futures contracts, the average error in daily tracking by the NAV was -0.531%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USBO is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USBO is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract for Brent crude oil traded on the ICE Futures, less USBO’s expenses.  USBO’s units began trading on June 2, 2010 and are offered on a continuous basis.  USBO may invest in a mixture of listed oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USBO from its authorized purchasers was $10,000,000; the total number of authorized purchasers of USBO was 5; the number of baskets purchased by authorized purchasers of USBO was 2; the number of baskets redeemed by authorized purchasers of USBO was 0; and the aggregate amount of units purchased was 200,000.

Since the commencement of the offering of USBO units to the public on June 2, 2010 to December 31, 2010, the simple average daily change in its benchmark futures contract was 0.172%, while the simple average daily change in the NAV of USBO over the same time period was 0.168%.  The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -1.526%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USCF has filed a registration statement for three other exchange-traded security funds, USMI, USAI and USCUI, each of which is a series of the Trust.  The investment objective of USMI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the Metals Index, less USMI’s expenses.  The investment objective of USAI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the Agriculture Index, less USAI’s expenses.  The investment objective of USCUI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the Copper Index, less USCUI’s expenses.

There are significant differences between investing in USCI and the Related Public Funds and investing directly in the futures market.  USCF’s results with USCI and the Related Public Funds may not be representative of results that may be experienced with a fund directly investing in futures contracts or other managed funds investing in futures contracts.  Moreover, given the different investment objectives of USCI and the Related Public Funds, the performance of USCI may not be representative of results that may be experienced by the other Related Public Funds.  For more information on the performance of the Related Public Funds, see the Performance Tables below.

USOF:

Experience in Raising and Investing in USOF through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$71,257,630,000
Dollar Amount Raised:	$27,304,449,711
Organizational and Offering Expenses**:
SEC registration fee:	$2,485,175
FINRA registration fee:	$604,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$77,850
Legal fees and expenses:	$1,681,130
Printing expenses:	$68,417

Length of USOF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through December 31, 2006, these expenses were paid for by an affiliate of USCF in connection with the initial public offering.  Following December 31, 2006, USOF has recorded these expenses. Previously reported fees and expenses included amounts that were not a part of the Organizational and Offering Expenses of USOF.

Compensation to USCF and Other Compensation USOF

Expenses paid by USOF through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$29,475,681
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$9,088,209
Other Amounts Paid or Accrued*:	$10,827,341
Total Expenses Paid or Accrued:	$49,391,231

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses paid by USOF through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.46% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.14% annualized
Other Amounts Paid or Accrued:	0.17% annualized
Total Expenses Paid or Accrued:	0.77% annualized

USOF Performance:
Name of Commodity Pool:	USOF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 10, 2006
Aggregate Subscriptions (from inception through December 31, 2010):	$27,304,449,711
Total Net Assets as of December 31, 2010:	$1,788,607,572
Initial NAV per Unit as of Inception:	$67.39
NAV per Unit as of December 31, 2010:	$38.97
Worst Monthly Percentage Draw-down:	October 2008 (31.57)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (75.84)%
Number of Unitholders (as of December 31, 2010):	176,111

COMPOSITE PERFORMANCE DATA FOR USOF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2006		2007	2008	2009	2010
January	–		(6.55)%	(4.00)%	(14.60)%	(8.78)%
February	–		5.63%	11.03%	(6.55)%	8.62%
March	–		4.61%	0.63%	7.23%	4.61%
April	3.47	%**	(4.26)%	12.38%	(2.38)%	2.04%
May	(2.91)%		(4.91)%	12.80%	26.69%	(17.96)%
June	3.16%		9.06%	9.90%	4.16%	0.47%
July	(0.50)%		10.57%	(11.72)%	(2.30)%	3.57%
August	(6.97)%		(4.95)%	(6.75)%	(1.98)%	(9.47)%
September	(11.72)%		12.11%	(12.97)%	0.25%	8.97%
October	(8.45)%		16.98%	(31.57)%	8.43%	0.89%
November	4.73%		(4.82)%	(20.65)%	(0.51)%	2.53%
December	(5.21)%		8.67%	(22.16)%	(0.03)%	8.01%
Annual Rate of Return	(23.03	)%**	46.17%	(54.75)%	14.14%	(0.49)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 10, 2006.

For a definition of draw-down, please see text below “Composite Performance Data for USCI.”

USNG:

Experience in Raising and Investing in USNG through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$24,056,500,000
Dollar Amount Raised:	$12,418,966,355
Organizational and Offering Expenses**:
SEC registration fee:	$1,341,530
FINRA registration fee:	$377,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$39,350
Legal fees and expenses:	$621,670
Printing expenses:	$76,946

Length of USNG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through April 18, 2007, these expenses were paid for by USCF.  Following April 18, 2007, USNG has recorded these expenses. Previously reported fees and expenses included amounts that were not part of the Organizational and Offering Expenses of USNG.

Compensation to USCF and Other Compensation USNG:

Expenses paid by USNG through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$35,869,980
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$18,860,213
Other Amounts Paid or Accrued*:	$11,590,888
Total Expenses Paid or Accrued:	$66,321,081

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses paid by USNG through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.54% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.29% annualized
Other Amounts Paid or Accrued:	0.17% annualized
Total Expenses Paid or Accrued:	1.00% annualized

USNG Performance:
Name of Commodity Pool:	USNG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 18, 2007
Aggregate Subscriptions (from inception through December 31, 2010):	$12,418,966,355
Total Net Assets as of December 31, 2010:	$2,667,356,837
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$6.00
Worst Monthly Percentage Draw-down:	July 2008 (32.13)%
Worst Peak-to-Valley Draw-down:	June 2008 – November 2010 (90.84)%
Number of Unitholders (as of December 31, 2010):	393,887

COMPOSITE PERFORMANCE DATA FOR USNG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007		2008	2009	2010
January	–		8.87%	(21.49)%	(7.65)%
February	–		15.87%	(5.47)%	(6.02)%
March	–		6.90%	(11.81)%	(21.05)%
April	4.30	%**	6.42%	(13.92)%	(0.87)%
May	(0.84)%		6.53%	10.37%	8.19%
June	(15.90)%		13.29%	(4.63)%	5.14%
July	(9.68)%		(32.13)%	(8.70)%	6.43%
August	(13.37)%		(13.92)%	(27.14)%	(22.95)%
September	12.28%		(9.67)%	26.03%	(3.13)%
October	12.09%		(12.34)%	(13.31)%	(5.83)%
November	(16.16)%		(6.31)%	(11.86)%	(1.37)%
December	0.75%		(14.32)%	13.91%	4.53%
Annual Rate of Return	(27.64	)%**	(35.68)%	(56.73)%	(40.42)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 18, 2007.

For a definition of draw-down, please see text below “Composite Performance Data for USCI”.

US12OF:

Experience in Raising and Investing in US12OF through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$5,550,000,000
Dollar Amount Raised:	$263,331,815
Organizational and Offering Expenses**:
SEC registration fee:	$129,248
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$10,700
Legal fees and expenses:	$258,912
Printing expenses:	$44,402

Length of US12OF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through March 31, 2009, a portion of these expenses were paid for by an affiliate of USCF in connection with the initial public offering. Following March 31, 2009, US12OF has recorded these expenses.

Compensation to USCF and Other Compensation US12OF:

Expenses paid by US12OF through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$1,853,841
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$66,104
Other Amounts Paid or Accrued*:	$1,153,940
Total Expenses Paid or Accrued:	$3,073,885
Expenses Waived**:	$(108,246)
Total Expenses Paid or Accrued Including Expenses Waived:	$2,965,639

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis through March 31, 2009, after which date such payments were no longer necessary.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by US12OF through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.02% annualized
Other Amounts Paid or Accrued:	0.38% annualized
Total Expenses Paid or Accrued:	1.00% annualized
Expenses Waived:	(0.04)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.96% annualized

US12OF Performance:
Name of Commodity Pool:	US12OF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	December 6, 2007
Aggregate Subscriptions (from inception through December 31, 2010):	$263,331,815
Total Net Assets as of December 31, 2010:	$180,203,262
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$42.91
Worst Monthly Percentage Draw-down:	October 2009 (29.59)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (66.97)%
Number of Unitholders (as of December 31, 2010):	13,837

COMPOSITE PERFORMANCE DATA FOR US12OF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007		2008	2009	2010
January	–		(2.03)%	(7.11)%	(8.40)%
February	–		10.48%	(4.34)%	6.73%
March	–		(0.66)%	9.22%	4.16%
April	–		11.87%	(1.06)%	6.37%
May	–		15.47%	20.40%	(15.00)%
June	–		11.59%	4.51%	(1.00)%
July	–		(11.39)%	1.22%	4.16%
August	–		(6.35)%	(2.85)%	(5.92)%
September	–		(13.12)%	(0.92)%	7.02%
October	–		(29.59)%	8.48%	0.05%
November	–		(16.17)%	2.31%	1.86%
December	8.46	%**	(12.66)%	(1.10)%	9.10%
Annual Rate of Return	8.46	%**	(42.39)%	29.23%	6.29%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from December 6, 2007.

For a definition of draw-down, please see text below “Composite Performance Data for USCI”.

UGA:

Experience in Raising and Investing in UGA through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$3,431,000,000
Dollar Amount Raised:	$166,768,788
Organizational and Offering Expenses**:
SEC registration fee:	$184,224
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$192,407
Printing expenses:	$44,881

Length of UGA Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through August 31, 2009, initial offering costs and a portion of ongoing expenses were paid for by USCF. Following August 31, 2009, UGA has recorded these expenses.

Compensation to USCF and Other Compensation UGA:

Expenses paid by UGA through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$905,511
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$158,051
Other Amounts Paid or Accrued*:	$949,661
Total Expenses Paid or Accrued:	$2,013,223
Expenses Waived**:	$(649,587)
Total Expenses Paid or Accrued Including Expenses Waived:	$1,363,636

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by UGA through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued:	0.63% annualized
Total Expenses Paid or Accrued:	1.33% annualized
Expenses Waived:	(0.43)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.90% annualized

UGA Performance:
Name of Commodity Pool:	UGA
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	February 26, 2008
Aggregate Subscriptions (from inception through December 31, 2010):	$166,768,788
Total Net Assets as of December 31, 2010:	$67,294,584
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$42.06
Worst Monthly Percentage Draw-down:	October 2008 (38.48)%
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (69.02)%
Number of Unitholders (as of December 31, 2010):	23,115

COMPOSITE PERFORMANCE DATA FOR UGA

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2008		2009	2010
January	–		16.23%	(7.47)%
February	(0.56	)%**	0.26%	7.33%
March	(2.39)%		2.59%	5.42%
April	10.94%		2.07%	3.15%
May	15.60%		30.41%	(15.54)%
June	4.80%		1.65%	1.93%
July	(12.79)%		6.24%	2.95%
August	(3.88)%		(3.71)%	(10.42)%
September	(9.36)%		(3.38)%	9.45%
October	(38.48)%		10.96%	2.19%
November	(21.35)%		1.00%	8.19%
December	(15.72)%		0.55%	11.33%
Annual Rate of Return	(59.58	)%**	80.16%	15.52%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from February 26, 2008.

For a definition of draw-down, please see text below “Composite Performance Data for USCI”.

USHO:

Experience in Raising and Investing in USHO through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,940,500,000
Dollar Amount Raised:	$30,496,989
Organizational and Offering Expenses**:
SEC registration fee:	$142,234
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$127,303
Printing expenses:	$31,751

Length of USHO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through August 31, 2009, initial offering costs and a portion of ongoing expenses were paid for by USCF. Following August 31, 2009, USHO has recorded these expenses.

Compensation to USCF and Other Compensation USHO:

Expenses paid by USHO through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$176,441
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$28,368
Other Amounts Paid or Accrued*:	$540,646
Total Expenses Paid or Accrued:	$745,455
Expenses Waived**:	$(482,193)
Total Expenses Paid or Accrued Including Expenses Waived:	$263,262

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by USHO through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued:	1.84% annualized
Total Expenses Paid or Accrued:	2.54% annualized
Expenses Waived:	(1.64)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.90% annualized

USHO Performance:
Name of Commodity Pool:	USHO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 9, 2008
Aggregate Subscriptions (from inception through December 31, 2010):	$30,496,989
Total Net Assets as of December 31, 2010:	$11,928,209
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$29.82
Worst Monthly Percentage Draw-down:	October 2008 (28.63)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (69.17)%
Number of Unitholders (as of December 31, 2010):	2,539

COMPOSITE PERFORMANCE DATA FOR USHO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2008		2009	2010
January	–		0.05%	(10.17)%
February	–		(11.34)%	5.78%
March	–		6.73%	6.42%
April	2.84	%**	(3.85)%	5.13%
May	15.93%		23.13%	(14.14)%
June	5.91%		4.55%	(0.40)%
July	(12.18)%		0.39%	2.48%
August	(8.41)%		(2.71)%	(5.88)%
September	(9.77)%		(0.48)%	12.75%
October	(28.63)%		7.60%	(2.20)%
November	(18.38)%		0.19%	2.97%
December	(17.80)%		2.23%	8.75%
Annual Rate of Return	(56.12	)%**	25.52%	8.28%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 9, 2008.

For a definition of draw-down, please see text below “Composite Performance Data for USCI”.

USSO:

Experience in Raising and Investing in USSO through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,250,000,000
Dollar Amount Raised:	$36,929,471
Organizational and Offering Expenses**:
SEC registration fee:	$49,125
FINRA registration fee:	$55,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$0
Legal fees and expenses:	$408,335
Printing expenses:	$23,945

Length of USSO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by USCF.

Compensation to USCF and Other Compensation USSO:

Expenses paid by USSO through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$117,825
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$26,926
Other Amounts Paid or Accrued*:	$419,289
Total Expenses Paid or Accrued:	$564,040
Expenses Waived**:	$(381,891)
Total Expenses Paid or Accrued Including Expenses Waived:	$182,149

*
Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by USSO through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.14% annualized
Other Amounts Paid or Accrued:	2.14% annualized
Total Expenses Paid or Accrued:	2.88% annualized
Expenses Waived:	(1.95)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.93% annualized

USSO Performance:
Name of Commodity Pool:	USSO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	September 24, 2009
Aggregate Subscriptions (from inception through December 31, 2010):	$36,929,471
Total Net Assets as of December 31, 2010:	$8,083,801
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$40.42
Worst Monthly Percentage Draw-down:	February 2010 (8.94)%
Worst Peak-to-Valley Draw-down:	August 2010 – December 2010 (19.79)%
Number of Unitholders (as of December 31, 2010):	1,389

COMPOSITE PERFORMANCE DATA FOR USSO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2009		2010
January	–		9.05%
February	–		(8.94)%
March	–		(4.92)%
April	–		(2.50)%
May	–		20.18%
June	–		(1.42)%
July	–		(4.17)%
August	–		9.61%
September	(2.90	)%**	(8.75)%
October	(8.65)%		(1.59)%
November	(0.25)%		(3.18)%
December	(0.57)%		(7.74)%
Annual Rate of Return	(12.02	)%**	(8.12)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial fromSeptember 24, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for USCI”.

US12NG:

Experience in Raising and Investing in US12NG through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,500,000,000
Dollar Amount Raised:	$71,441,409
Organizational and Offering Expenses**:
SEC registration fee:	$80,910
FINRA registration fee:	$70,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$202,011
Printing expenses:	$31,588

Length of US12NG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by USCF.

Compensation to USCF and Other Compensation US12NG:

Expenses paid by US12NG through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$265,512
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$22,153
Other Amounts Paid or Accrued*:	$362,628
Total Expenses Paid or Accrued:	$650,293
Expenses Waived**:	$(288,366)
Total Expenses Paid or Accrued Including Expenses Waived:	$361,927

*
Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by US12NG through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.69% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.06% annualized
Other Amounts Paid or Accrued:	0.95% annualized
Total Expenses Paid or Accrued:	1.70% annualized
Expenses Waived:	(0.75)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.95% annualized

US12NG Performance:
Name of Commodity Pool:	US12NG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	November 18, 2009
Aggregate Subscriptions (from inception through December 31, 2010):	$71,441,409
Total Net Assets as of December 31, 2010:	$35,022,013
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$35.02
Worst Monthly Percentage Draw-down:	March 2010 (15.47)%
Worst Peak-to-Valley Draw-down:	December 2009 – November 2010 (37.86)%
Number of Unitholders (as of December 31, 2010):	4,575

COMPOSITE PERFORMANCE DATA FOR US12NG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2009		2010
January	-		(5.93)%
February	-		(5.18)%
March	-		(15.47)%
April	-		0.07%
May	-		3.11%
June	-		1.27%
July	-		(0.05)%
August	-		(13.53)%
September	-		(6.23)%
October	-		(1.78)%
November	(0.02	)%**	(0.92)%
December	7.56%		4.82%
Annual Rate of Return	7.54	%**	(34.87)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from November 18, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for USCI”.

USBO:

Experience in Raising and Investing in USBO through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$2,500,000,000
Dollar Amount Raised:	$10,000,000
Organizational and Offering Expenses**:
SEC registration fee:	$139,500
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$268,670
Printing expenses:	$39,072

Length of USBO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by USCF.

Compensation to USCF and Other Compensation USBO:

Expenses paid by USBO through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$47,800
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$5,718
Other Amounts Paid or Accrued*:	$123,325
Total Expenses Paid or Accrued:	$176,843
Expenses Waived**:	$(113,715)
Total Expenses Paid or Accrued Including Expenses Waived:	$63,128

*
Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by USBO through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.75% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.09% annualized
Other Amounts Paid or Accrued:	1.93% annualized
Total Expenses Paid or Accrued:	2.77% annualized
Expenses Waived:	(1.78)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.99% annualized

USBO Performance:
Name of Commodity Pool:	USBO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	June 2, 2010
Aggregate Subscriptions (from inception through December 31, 2010):	$10,000,000
Total Net Assets as of December 31, 2010:	$12,615,031
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$63.08
Worst Monthly Percentage Draw-down:	August 2010 (4.84)%
Worst Peak-to-Valley Draw-down:	July 2010 – August 2010 (4.84)%
Number of Unitholders (as of December 31, 2010):	141

COMPOSITE PERFORMANCE DATA FOR USBO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Rates of return*
Month	2010
January	-
February	-
March	-
April	-
May	-
June	1.94%**
July	3.83%
August	(4.84)%
September	9.79%
October	0.61%
November	3.00%
December	10.09%
Annual Rate of Return	26.16%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from June 2, 2010.

For a definition of draw-down, please see text below “Composite Performance Data for USCI”.

Other Related Commodity Trading and Investment Management Experience

Ameristock Corporation is an affiliate of USCF through common control.  Ameristock Corporation is a California-based registered investment advisor registered under the Investment Advisers Act of 1940, as amended, that has been sponsoring and providing portfolio management services to mutual funds since 1995. Ameristock Corporation is the investment adviser to the Ameristock Mutual Fund, Inc., a mutual fund registered under the Investment Company Act of 1940, as amended (the “1940 Act”), that focuses on large cap U.S. equities that has $201,394,335 in assets as of December 31, 2010.  Ameristock Corporation was also the investment advisor to the Ameristock ETF Trust, an open-end management investment company registered under the 1940 Act that consisted of five separate investment portfolios, each of which sought investment results, before fees and expenses, that corresponded generally to the price and yield performance of a particular U.S. Treasury securities index owned and compiled by Ryan Holdings LLC and Ryan ALM, Inc.  The Ameristock ETF Trust liquidated each of its investment portfolios as of June 20, 2008 and has wound up its affairs effective September 21, 2009.

Who is SummerHaven?

Background of SummerHaven

SummerHaven is a Delaware limited liability company formed on August 11, 2009. Its offices are located at Soundview Plaza, 4th Floor, 1266 East Main Street, Stamford, CT 06902, and its telephone number is (203) 352-2700. SummerHaven has been registered under the Commodity Exchange Act (the “CEA”) as a commodity pool operator and a commodity trading advisor since October 9, 2009.

SummerHaven became an NFA member effective October 9, 2009. From September 2009 to January 2010, SummerHaven was a registered investment advisor under the Investment Advisers Act of 1940. In January 2010, SummerHaven withdrew its registration since its assets under management was below $25 million. The firm’s management team has over 50 years of combined capital markets experience including commodity research and modeling, trading, investment management and risk management expertise.

Background of SummerHaven Indexing

SummerHaven Indexing is the owner, creator and licensor of commodity indices including the Commodity Index. SummerHaven Indexing is a Delaware limited liability company formed on August 11, 2009. It maintains its main business office at Soundview Plaza, Fourth Floor, 1266 East Main Street, Stamford, CT 06902. The firm maintains a website at www.summerhavenindex.com. The firm creates innovative commodities indices focused on providing investors with better risk-adjusted returns than traditional commodity index benchmarks. SummerHaven Indexing’s principals and consultants include academics who are the authors of widely cited and acclaimed papers on commodities futures investing including “Facts and Fantasies about Commodities” and “Fundamentals of Commodities Futures Returns”. The firm is led by a seasoned management team with over 50 years of collective Wall Street experience with commodities futures, capital markets, investment management, and exchange traded products.

Principals of SummerHaven

Adam W. Dunsby has been employed by SummerHaven since April 2009 as a partner. His duties include quantitative modeling and portfolio construction. From April 1995 to April 2008, Mr. Dunsby was employed by Cornerstone Quantitative Investment Group Inc., a quantitative global macro CTA, as a co-founder and manager. Mr. Dunsby was not employed from April 2008 to April 2009. Mr. Dunsby became listed as a principal of SummerHaven effective October 1, 2009, as an associated person of SummerHaven effective October 9, 2009 and as an associate member of the NFA effective October 9, 2009. Mr. Dunsby graduated summa cum laude from the Wharton School of the University of Pennsylvania in 1990 with a BS in Economics. He earned his PhD in Finance from Wharton in 1995. Mr. Dunsby is 43 years old.

Kurt J. Nelson has been employed by SummerHaven since August 2009 as a partner. His duties include investor relations, product structuring and compliance. From September 2007 to July 2009, Mr. Nelson was employed by UBS Investment Bank as a Managing Director and supervisory committee member of the UBS Bloomberg CMCI Index and Dow-Jones UBS Commodity Index. From March 1998 to January 2007, Mr. Nelson was employed by AIG Financial Products Corp. as a Managing Director. Mr. Nelson was not employed from January 2007 to September 2007. Mr. Nelson became listed as a principal of SummerHaven effective October 1, 2009, as an associated person of SummerHaven effective October 12, 2009 and as an associate member of the NFA effective October 12, 2009. Mr. Nelson is 41 years old.

Ashraf R. Rizvi has been employed by SummerHaven since April 2009 as a partner. His duties include trading and operational management. From October 1994 to February 2008, Mr. Rizvi was employed by UBS Investment Bank as a Managing Director and Global Head of Commodities Trading. Mr. Rizvi was not employed from February 2008 to April 2009. Mr. Rizvi became listed as a principal of SummerHaven effective October 9, 2009. Mr. Rizvi is 48 years old.

K. Geert Rouwenhorst has been employed by SummerHaven since April 2009 as a partner. His duties include research and investor relations. From July 1990 to present, Mr. Rouwenhorst has been employed by Yale School of Management as a Professor of Finance. Mr. Rouwenhorst became listed as a principal of SummerHaven effective October 8, 2009. Mr. Rouwenhorst is 50 years old.

Prior Performance of SummerHaven

Prior Performance of SummerHaven Commodity Fund LP:

Name of Commodity Pool	SummerHaven Commodity Fund LP
Type of Commodity Pool	Privately offered
Inception of Trading	October 1, 2009
Aggregate Subscriptions (from inception through December 31, 2010)	$1,500,000
Net Asset Value as of December 31, 2010	$2,017,200
Worst Monthly Draw-down	May 2010 (10.87)%
Worst Peak-to-Valley Draw-down	April 2010 – May 2010 (10.87)%

Composite Performance Data for SummerHaven Commodity Fund LP

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of Return*
Month	2009	2010
January		(5.47)%
February		2.65%
March		2.35%
April		1.51%
May		(10.68)%
June		0.13%
July		7.74%
August		(1.69)%
September		8.09%
October	3.68%	5.33%
November	2.97%	0.51%
December	3.17%	11.94%
Annual Rate of Return	10.14%	22.34%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Through December 31, 2010.

For a definition of draw-down, please see text below “Composite Performance Data for USCI.”

Who is the Trustee?

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation (the “Trustee”). The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890-0001. The Trustee is unaffiliated with USCF. The Trustee’s duties and liabilities with respect to the offering of units and the management of the Trust and USCI are limited to its express obligations under the Trust Agreement.

The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Trust, USCF or the unitholders. The Trustee is permitted to resign upon at least sixty (60) days’ notice to USCF. If no successor trustee has been appointed by USCF within such sixty-day period, the Trustee may, at the expense of the Trust, petition a court to appoint a successor. The Trustee is entitled to reasonable compensation for its services from USCF or an affiliate of USCF (including the Trust), and is indemnified by USCF against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or any action or inaction of the Trustee under the Trust Agreement, except to the extent that such expenses result from the gross negligence or willful misconduct of the Trustee.  USCF has the discretion to replace the Trustee.

Under the Trust Agreement, USCF is vested with the exclusive management and control of all aspects of the business of the Trust and USCI. The Trustee has no duty or liability to supervise or monitor the performance of USCF, nor does the Trustee have any liability for the acts or omissions of USCF.

Because the Trustee has no authority over the operation of the Trust, the Trustee itself is not registered in any capacity with the CFTC.

Investments

USCF applies substantially all of USCI’s assets in Futures Contracts and Other Commodity-Related Investments, short-term Treasury Securities, cash and cash equivalents. When USCI purchases Futures Contracts and certain Other Commodity-Related Investments that are exchange-traded, USCI is required to deposit with the futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under the Commodity Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Commodity Interests generally impose similar collateral requirements on USCI. USCF invests USCI’s assets that remain after margin and collateral is posted in short-term Treasury Securities, cash and/or cash equivalents. Subject to these margin and collateral requirements, USCF has sole authority to determine the percentage of assets that will be:

•	held as margin or collateral with futures commission merchants or other custodians;
•	used for other investments; and
•	held in bank accounts to pay current obligations and as reserves.

In general, USCI posts between 5% to 20% of the notional amount of a Commodity Interest as initial margin when entering into such Commodity Interest. Ongoing margin and collateral payments will generally be required for both exchange-traded and over-the-counter Commodity Interests based on changes in the value of the Commodity Interests. Furthermore, ongoing collateral requirements with respect to over-the-counter Commodity Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under the Commodity Interest, and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and over-the-counter Commodity Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of USCI’s assets will be posted as margin or collateral at any given time. The Treasury Securities, cash and cash equivalents held by USCI constitute reserves that are available to meet ongoing margin and collateral requirements. All income is used for USCI’s benefit.

A futures commission merchant, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USCI to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

USCI’s assets posted as margin for Futures Contracts will be held in segregation pursuant to CEA and CFTC regulations. Collateral posted in connection with over-the-counter contracts held with USCI’s futures commission merchant will be similarly segregated and if held with other counterparties will be segregated pursuant to contract between USCI and its counterparties.

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries.  In December 2000, the CEA was amended by the Commodity Futures Modernization Act of 2000 (the “CFMA”), which substantially revised the regulatory framework governing certain commodity interest transactions and the markets on which they trade.  The CEA, as amended by the CFMA, now provides for varying degrees of regulation of commodity interest transactions depending upon the variables of the transaction. In general, these variables include (1) the type of instrument being traded (e.g., contracts for future delivery, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (retail, eligible contract participant, or eligible commercial entity), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization. Information regarding commodity interest transactions, markets and intermediaries, and their associated regulatory environment, is provided below.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States.  Under the Dodd-Frank Act and otherwise, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in USCI or the ability of USCI to continue to implement its investment strategy.  In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general.  The effect of any future regulatory change on USCI is impossible to predict, but it could be substantial and adverse.

In the wake of the economic crisis of 2008 and 2009, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including the securities and commodities markets.  These efforts are anticipated to result in significant changes in the regulation of these markets.

The Dodd-Frank Act includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in commodity futures and certain commodity swaps held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter swaps.  The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact USCI’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on USCI or its counterparties may impact USCI’s ability to invest in a manner that most efficiently meets its investment objective and new requirements, including capital and mandatory clearing, may increase the cost of USCI’s investments and doing business.  For a more detailed discussion of the position limits to be imposed by the CFTC and the potential impacts thereof on USCI, please see “Item 1. Business – What are Futures Contracts?” in this annual report on Form 10-K.

Futures Contracts

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a commodity at a specified time and place.  Futures contracts are traded on a wide variety of commodities, including agricultural products, bonds, stock indices, interest rates, currencies, energy and metals.  The size and terms of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller.

The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.  The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader. Some futures contracts, such as stock index contracts, settle in cash (reflecting the difference between the contract purchase/sale price and the contract settlement price) rather than by delivery of the underlying commodity.

In market terminology, a trader who purchases a futures contract is long in the market and a trader who sells a futures contract is short in the market.  Before a trader closes out his long or short position by an offsetting sale or purchase, his outstanding contracts are known as open trades or open positions.  The aggregate amount of open positions held by traders in a particular contract is referred to as the open interest in such contract.

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract.  Unlike futures contracts, however, forward contracts are typically traded in the over-the-counter markets and are not standardized contracts.  Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved.  Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange.  If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date.  Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date.  In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity.

The forward markets provide what has typically been a highly liquid market for foreign exchange trading, and in certain cases the prices quoted for foreign exchange forward contracts may be more favorable than the prices for foreign exchange futures contracts traded on U.S. exchanges.  To date, the forward markets have been largely unregulated, forward contracts have been executed bilaterally and, in general, forward contracts have not been cleared or guaranteed by a third party.  Commercial banks participating in trading foreign exchange forward contracts often have not required margin deposits, but have relied upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties.  In recent years, however, many over-the-counter market participants in foreign exchange trading have begun to require that their counterparties post margin.

Forward contracts may be treated differently under the Dodd-Frank Act.  The Dodd-Frank Act requires that certain swap transactions be executed on organized exchanges or “swap execution facilities” and be cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivatives clearing organizations”).  However, not all forward contracts will be subject to regulation as “swaps” under the Dodd-Frank Act.  Those forward contracts that will not be regulated as “swaps,” which include physically-settled non-financial commodity forward contracts, will also not be subject to the Dodd-Frank Act’s execution and clearing requirements.  With respect to foreign exchange forward contracts, the Dodd-Frank Act contemplates that such contracts may be regulated as swaps but gives the Secretary of the United States Department of Treasury (“Treasury”) the authority to exempt them from certain regulations under the CEA, including mandatory clearing and margin requirements.  To date, the Secretary of Treasury has not made any final determinations on this issue. Absent a clearing facility (whether because of regulatory requirements or otherwise), USCI’s trading in foreign exchange and other forward contracts is exposed to the creditworthiness of the counterparties on the other side of the trade.

The organized exchanges and swap execution facilities on which swaps may be traded, the regulation and criteria for such trading and the regulation and criteria for clearing organizations are more fully described below under “Futures Exchanges and Clearing Organizations.”

Options on Futures Contracts

Options on futures contracts are standardized contracts traded on an exchange.  An option on a futures contract gives the buyer of the option the right, but not the obligation, to take a position at a specified price (the striking, strike, or exercise price) in the underlying futures contract or underlying interest.  The buyer of a call option acquires the right, but not the obligation, to purchase or take a long position in the underlying interest, and the buyer of a put option acquires the right, but not the obligation, to sell or take a short position in the underlying interest.

The seller, or writer, of an option is obligated to take a position in the underlying interest at a specified price opposite to the option buyer if the option is exercised.  Thus, the seller of a call option must stand ready to take a short position in the underlying interest at the strike price if the buyer should exercise the option.  The seller of a put option, on the other hand, must stand ready to take a long position in the underlying interest at the strike price.

A call option is said to be in-the-money if the strike price is below current market levels and out-of-the-money if the strike price is above current market levels.  Conversely, a put option is said to be in-the-money if the strike price is above the current market levels and out-of-the-money if the strike price is below current market levels.

Options have limited life spans, usually tied to the delivery or settlement date of the underlying interest.  Some options, however, expire significantly in advance of such date.  The purchase price of an option is referred to as its premium, which consists of its intrinsic value (which is related to the underlying market value) plus its time value. As an option nears its expiration date, the time value shrinks and the market and intrinsic values move into parity. An option that is out-of-the-money and not offset by the time it expires becomes worthless.  On certain exchanges, in-the-money options are automatically exercised on their expiration date, but on others unexercised options simply become worthless after their expiration date.

Regardless of how much the market swings, the most an option buyer can lose is the option premium.  The option buyer deposits his premium with his broker, and the money goes to the option seller.  Option sellers, on the other hand, face risks similar to participants in the futures markets.  For example, since the seller of a call option is assigned a short futures position if the option is exercised, his risk is the same as someone who initially sold a futures contract.  Because no one can predict exactly how the market will move, the option seller posts margin to demonstrate his ability to meet any potential contractual obligations.

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts.  An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity.  However, similar to forward contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the over-the-counter market.  Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

Swap Contracts

Swap transactions generally involve contracts between two parties to exchange a stream of payments computed by reference to a notional amount and the price of the asset that is the subject of the swap.  Swap contracts are principally traded off-exchange, although certain swap contracts are also being traded in electronic trading facilities and cleared through clearing organizations.

Swaps are usually entered into on a net basis, that is, the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments.  Swaps do not generally involve the delivery of underlying assets or principal. Accordingly, the risk of loss with respect to swaps is generally limited to the net amount of payments that the party is contractually obligated to make.  In some swap transactions one or both parties may require collateral deposits from the counterparty to support that counterparty’s obligation under the swap agreement. If the counterparty to such a swap defaults, the risk of loss consists of the net amount of payments that the party is contractually entitled to receive less any collateral deposits it is holding.

Some swap transactions are cleared through central counterparties.  These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty.  Once accepted by the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction.  In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

The Dodd-Frank Act contains many provisions, which, once rules and regulations are implemented, would impact swap transactions.  At this time, it is unclear exactly what types of transactions will be regulated as swaps because the CFTC has not implemented regulations with respect to the definition of “swap.”  The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through clearing organizations, but it is also currently unknown which swaps will be subject to such trading and clearing requirements.  If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines.  Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or another regulator, as prescribed by the Dodd-Frank Act.  At this time, the CFTC has not promulgated final regulations to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act).  In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USCF by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

Participants

The two broad classes of persons who trade commodities are hedgers and speculators.  Hedgers include financial institutions that manage or deal in interest rate-sensitive instruments, foreign currencies or stock portfolios, and commercial market participants, such as farmers and manufacturers, that market or process commodities. Hedging is a protective procedure designed to effectively lock in prices that would otherwise change due to an adverse movement in the price of the underlying commodity, for example, the adverse price movement between the time a merchandiser or processor enters into a contract to buy or sell a raw or processed commodity at a certain price and the time he must perform the contract.  In such a case, at the time the hedger contracts to physically sell the commodity at a future date he will simultaneously buy a futures or forward contract for the necessary equivalent quantity of the commodity.  At the time for performance of the contract, the hedger may accept delivery under his futures contract and sell the commodity quantity as required by his physical contract or he may buy the actual commodity, sell it under the physical contract and close out his position by making an offsetting sale of a futures contract.

The commodity interest markets enable the hedger to shift the risk of price fluctuations.  The usual objective of the hedger is to protect the profit that he expects to earn from farming, merchandising, or processing operations rather than to profit from his trading.  However, at times the impetus for a hedge transaction may result in part from speculative objectives and hedgers can end up paying higher prices than they would have, for example, if current market prices are lower than the locked in price.

Unlike the hedger, the speculator generally expects neither to make nor take delivery of the underlying commodity. Instead, the speculator risks his capital with the hope of making profits from price fluctuations in the commodities. The speculator is, in effect, the risk bearer who assumes the risks that the hedger seeks to avoid.  Speculators rarely make or take delivery of the underlying commodity; rather they attempt to close out their positions prior to the delivery date. Because the speculator may take either a long or short position in commodities, it is possible for him to make profits or incur losses regardless of whether prices go up or down.

Futures Exchanges and Clearing Organizations

Futures exchanges provide centralized market facilities in which multiple persons have the ability to execute or trade contracts by accepting bids and offers from multiple participants.  Futures exchanges may provide for execution of trades at a physical location utilizing trading pits and/or may provide for trading to be done electronically through computerized matching of bids and offers pursuant to various algorithms.  Members of a particular exchange and the trades executed on such exchange are subject to the rules of that exchange.  Futures exchanges and clearing organizations are given reasonable latitude in promulgating rules and regulations to control and regulate their members.  Examples of regulations by exchanges and clearing organizations include the establishment of initial margin levels, rules regarding trading practices, contract specifications, speculative position limits, daily price fluctuation limits, and execution and clearing fees.

Clearing organizations provide services designed to mutualize or transfer the credit risk arising from the trading of contracts on an exchange or other electronic trading facility. Once trades made between members of an exchange or electronic trading facility have been confirmed, the clearing organization becomes substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange or trading platform and in effect becomes the other party to the trade.  Thereafter, each clearing member party to the trade looks only to the clearing organization for performance.  The clearing organization generally establishes some sort of security or guarantee fund to which all clearing members of the exchange must contribute; this fund acts as an emergency buffer that is intended to enable the clearing organization to meet its obligations with regard to the other side of an insolvent clearing member’s contracts. Furthermore, the clearing organization requires margin deposits and continuously marks positions to market to provide some assurance that its members will be able to fulfill their contractual obligations.  Thus, a central function of the clearing organization is to ensure the integrity of trades, and members effecting transactions on an exchange need not concern themselves with the solvency of the party on the opposite side of the trade; their only remaining concerns are the respective solvencies of their own customers, their clearing broker and the clearing organization.  The clearing organizations do not deal with customers, but only with their member firms and the guarantee of performance for open positions provided by the clearing organization does not run to customers.

As required under the Dodd-Frank Act, the CFTC has recently issued several proposed rules pertaining to clearing organizations (referred to in the Dodd-Frank Act as “derivatives clearing organizations”) to address the clearing organization application process, recordkeeping and reporting obligations for clearing organizations, and implement the following six core principles for clearing organizations:  participant and product eligibility, risk management, settlement procedures, treatment of funds, default rules and procedures and system safeguards.    The proposed rules require the clearing organizations to establish margin methodologies and require that margin be based on trades at the individual customer level as opposed to the clearing member level.  The proposed rules also require the clearing organization to report end-of-day positions at the customer level, as opposed to the clearing member level.  To date, the CFTC has not implemented any final rules or regulations pertaining to the application process, recordkeeping and reporting, core principles, margin or any other requirements for clearing organizations.

U.S. Futures Exchanges

Futures exchanges in the United States are subject to varying degrees of regulation by the CFTC based on their designation as one of the following: a designated contract market, a derivatives transaction execution facility, an exempt board of trade or an electronic trading facility.

A designated contract market is the most highly regulated level of futures exchange.  Designated contract markets may offer products to retail customers on an unrestricted basis.  To be designated as a contract market, the exchange must demonstrate that it satisfies specified general criteria for designation, such as having the ability to prevent market manipulation, rules and procedures to ensure fair and equitable trading, position limits, dispute resolution procedures, minimization of conflicts of interest and protection of market participants.  Among the principal designated contract markets in the United States are the CBOT, the CME and the NYMEX. Each of the designated contract markets in the United States must provide for the clearance and settlement of transactions with a CFTC-registered clearing organization.

A derivatives transaction execution facility (a “DTEF”) is a type of exchange that is subject to fewer regulatory requirements than a designated contract market but is subject to both commodity interest and participant limitations. DTEFs limit access to eligible traders that qualify as either eligible contract participants or eligible commercial entities for futures and option contracts on commodities that have a nearly inexhaustible deliverable supply, are highly unlikely to be susceptible to the threat of manipulation, or have no cash market, security futures products, and futures and option contracts on commodities that the CFTC may determine, on a case-by-case basis, are highly unlikely to be susceptible to the threat of manipulation. In addition, certain commodity interests excluded or exempt from the CEA, such as swaps, etc. may be traded on a DTEF.  There is no requirement that a DTEF use a clearing organization, except with respect to trading in security futures contracts, in which case the clearing organization must be a securities clearing agency.  However, if futures contracts and options on futures contracts on a DTEF are cleared, then it must be through a CFTC-registered clearing organization, except that some excluded or exempt commodities traded on a DTEF may be cleared through a clearing organization other than one registered with the CFTC.

An exempt board of trade is also a designated form of exchange. An exempt board of trade is substantially unregulated, subject only to CFTC anti-fraud and anti-manipulation authority. An exempt board of trade is permitted to trade futures contracts and options on futures contracts provided that the underlying commodity is not a security or securities index and has an inexhaustible deliverable supply or no cash market. All traders on an exempt board of trade must qualify as eligible contract participants. Contracts deemed eligible to be traded on an exempt board of trade include contracts on interest rates, exchange rates, currencies, credit risks or measures, debt instruments, measures of inflation, or other macroeconomic indices or measures. There is no requirement that an exempt board of trade use a clearing organization. However, if contracts on an exempt board of trade are cleared, then it must be through a CFTC-registered clearing organization. A board of trade electing to operate as an exempt board of trade must file a written notification with the CFTC.

An electronic trading facility is a form of trading platform that operates by means of an electronic or telecommunications network and maintains an automated audit trail of bids, offers, and the matching of orders or the execution of transactions on the electronic trading facility.  The CEA does not apply to, and the CFTC has no jurisdiction over, transactions on an electronic trading facility in certain excluded commodities that are entered into between principals that qualify as eligible contract participants, subject only to CFTC anti-fraud and anti-manipulation authority. In general, excluded commodities include interest rates, currencies, securities, securities indices or other financial, economic or commercial indices or measures.

USCF intends to monitor the development of and opportunities and risks presented by the less-regulated exchanges and exempt boards as well as other trading platforms currently in place or that are being considered by regulators and may, in the future, allocate a percentage of USCI’s assets to trading in products on these exchanges.  Provided USCI maintains assets exceeding $5 million, USCI would qualify as an eligible contract participant and thus would be able to trade on such exchanges.

Non-U.S. Futures Exchanges

Non-U.S. futures exchanges differ in certain respects from their U.S. counterparts.  Importantly, non-U.S. futures exchanges are not subject to regulation by the CFTC, but rather are regulated by their home country regulator. In contrast to U.S. designated contract markets, some non-U.S. exchanges are principals’ markets, where trades remain the liability of the traders involved, and the exchange or an affiliated clearing organization, if any, does not become substituted for any party.  Due to the absence of a clearing system, such exchanges are significantly more susceptible to disruptions.  Further, participants in such markets must often satisfy themselves as to the individual creditworthiness of each entity with which they enter into a trade. Trading on non-U.S. exchanges is often in the currency of the exchange’s home jurisdiction.  Consequently, USCI is subject to the additional risk of fluctuations in the exchange rate between such currencies and U.S. dollars and the possibility that exchange controls could be imposed in the future.  Trading on non-U.S. exchanges may differ from trading on U.S. exchanges in a variety of ways and, accordingly, may subject USCI to additional risks.

Accountability Levels and Position Limits

The CFTC and U.S. designated contract markets have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than a hedger, which USCI is not) may hold, own or control.  Among the purposes of accountability levels and position limits is to prevent a corner or squeeze on a market or undue influence on prices by any single trader or group of traders.  The position limits currently established by the CFTC apply to certain agricultural commodity interests, such as grains (oats, barley, and flaxseed), soybeans, corn, wheat, cotton, eggs, rye, and potatoes, but not to interests in energy products. In addition, U.S. exchanges may set accountability levels and position limits for all commodity interests traded on that exchange.  For example, the current accountability level for investments at any one time in oil futures contracts for light, sweet crude oil on the NYMEX is 10,000 contracts for one month and 20,000 contracts for all months.  The NYMEX also imposes position limits on contracts held in the last few days of trading in the near month contract to expire.  The ICE Futures has recently adopted similar accountability levels and position limits for certain of its Futures Contracts that are traded on the ICE Futures and settled against the price of a contract listed for trading on a U.S. designated contract market such as the NYMEX.  Certain exchanges or clearing organizations also set limits on the total net positions that may be held by a clearing broker.  In general, no position limits are in effect in forward or other over-the-counter contract trading or in trading on non-U.S. futures exchanges, although the principals with which USCI and the clearing brokers may trade in such markets may impose such limits as a matter of credit policy.  For purposes of determining accountability levels and position limits, USCI’s commodity interest positions will not be attributable to investors in their own commodity interest trading.

The Dodd-Frank Act requires the CFTC to promulgate rules establishing position limits for futures and option contracts on commodities as well as for swaps that are economically equivalent to futures or options.  Currently, the exchanges impose position limits and accountability levels for certain commodity futures and options, but the CFTC does not impose such limits.

On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity. At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.  The effect of this future regulatory change on USCI is impossible to predict, but it could be substantial and adverse.

Daily Price Limits

Currently, most U.S. futures exchanges (but generally not non-U.S. exchanges) may limit the amount of fluctuation in some futures contract or options on a futures contract prices during a single trading day by regulations.  These regulations specify what are referred to as daily price fluctuation limits or, more commonly, daily limits.  The daily limits establish the maximum amount that the price of a futures or options on a futures contract may vary either up or down from the previous day’s settlement price.  Once the daily limit has been reached in a particular futures or options on a futures contract, no trades may be made at a price beyond the limit.  Positions in the futures or options contract may then be taken or liquidated, if at all, only at inordinate expense or if traders are willing to effect trades at or within the limit during the period for trading on such day.  Because the daily limit rule governs price movement only for a particular trading day, it does not limit losses and may in fact substantially increase losses because it may prevent the liquidation of unfavorable positions.  Futures contract prices have occasionally moved to the daily limit for several consecutive trading days, thus preventing prompt liquidation of positions and subjecting the trader to substantial losses for those days.  The concept of daily price limits is not relevant to over-the-counter contracts, including forwards and swaps, and thus such limits are not imposed by banks and others who deal in those markets.

In contrast, the NYMEX does not impose daily limits but rather limits the amount of price fluctuation for Futures Contracts. For example, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for the benchmark oil futures contract. This limit is initially based off the previous trading day’s settlement price.  If any benchmark oil futures contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

Commodity Prices

Commodity prices are volatile and, although ultimately determined by the interaction of supply and demand, are subject to many other influences, including the psychology of the marketplace and speculative assessments of future world and economic events.  Political climate, interest rates, treaties, balance of payments, exchange controls and other governmental interventions as well as numerous other variables affect the commodity markets, and even with comparatively complete information it is impossible for any trader to predict reliably commodity prices.

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, DTEF, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and CFTC regulation. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading conducted on those exchanges.  The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets.  In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

The CFTC possesses exclusive jurisdiction to regulate the activities of CPOs and commodity trading advisors and has adopted regulations with respect to the activities of those persons and/or entities.  Under the CEA, a registered CPO, such as USCF, is required to make annual filings with the CFTC describing its organization, capital structure, management and controlling persons.  In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered CPOs.  Pursuant to this authority, the CFTC requires CPOs to keep accurate, current and orderly records for each pool that they operate.  The CFTC may suspend the registration of a CPO (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances.  Suspension, restriction or termination of USCF’s registration as a CPO would prevent it, until that registration were to be reinstated, from managing USCI, and might result in the termination of USCI.  USCI itself is not required to be registered with the CFTC in any capacity.

The CEA gives the CFTC similar authority with respect to the activities of commodity trading advisors. If a trading advisor’s commodity trading advisor registration were to be terminated, restricted or suspended, the trading advisor would be unable, until the registration were to be reinstated, to render trading advice to USCI.

The CEA requires all futures commission merchants, such as USCI’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC.  The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades.  The CEA authorizes the CFTC to regulate trading by futures commission merchants and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA.  The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

USCI’s investors are afforded prescribed rights for reparations under the CEA.  Investors may also be able to maintain a private right of action for violations of the CEA.  The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a futures commission merchant, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association.  At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, CPOs, futures commission merchants, introducing brokers, and their respective associated persons and floor brokers.  USCF, each trading advisor, the selling agents and the clearing brokers are members of the NFA.  As such, they are subject to NFA standards relating to fair trade practices, financial condition and consumer protection.  USCI itself is not required to become a member of the NFA. As the self-regulatory body of the commodity interest industry, the NFA promulgates rules governing the conduct of professionals and disciplines those professionals that do not comply with these rules.  The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members.

The regulations of the CFTC and the NFA prohibit any representation by a person registered with the CFTC or by any member of the NFA, that registration with the CFTC, or membership in the NFA, in any respect indicates that the CFTC or the NFA, as the case may be, has approved or endorsed that person or that person’s trading program or objectives.  The registrations and memberships of the parties described in this summary must not be considered as constituting any such approval or endorsement. Likewise, no futures exchange has given or will give any similar approval or endorsement.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies.

The function of the CFTC is to implement the objectives of the CEA of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions.  As mentioned above, this regulation, among other things, provides that the trading of commodity interest contracts generally must be upon exchanges designated as contract markets or DTEFs and that all trading on those exchanges must be done by or through exchange members.  Under the CFMA, commodity interest trading in some commodities between sophisticated persons may be traded on a trading facility not regulated by the CFTC.  As a general matter, trading in spot contracts, forward contracts, options on forward contracts or commodities, or swap contracts between eligible contract participants is not within the jurisdiction of the CFTC and may therefore be effectively unregulated.  The trading advisors may engage in those transactions on behalf of USCI in reliance on this exclusion from regulation.  However, legislation currently under consideration by the U.S. Congress would remove the exclusion provided to these transactions and place them under federal regulation.  The proposed legislation would subject these contracts to new capital, margin, recordkeeping, and reporting requirements.

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as USCI or between certain regulated institutions and retail investors.  Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets.

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so.  The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies.  Trading in the interbank market also exposes USCI to a risk of default since failure of a bank with which USCI had entered into a forward contract would likely result in a default and thus possibly substantial losses to USCI.

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets.  The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States.  These regulations permit certain contracts traded on non-U.S. exchanges to be offered and sold in the United States.

Commodity Margin

Original or initial margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. Maintenance margin is the amount (generally less than the original margin) to which a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond.  It helps assure the trader’s performance of the futures contracts that he or she purchases or sells. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from less than 2%) of the aggregate purchase or sales price of the contract.  Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation.  As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin.  In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

Brokerage firms, such as USCI’s clearing brokers, carrying accounts for traders in commodity interest contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy to further protect themselves. The clearing brokers require USCI to make margin deposits equal to exchange minimum levels for all commodity interest contracts. This requirement may be altered from time to time in the clearing brokers’ discretion.

Trading in the over-the-counter markets where no clearing facility is provided generally does not require margin but generally does require the extension of credit between counterparties.  This extension of credit generally takes the form of transfers of collateral and/or independent amounts. Collateral is transferred between counterparties during the term of an over-the-counter transaction based upon the changing value of the transaction, while independent amounts are fixed amounts posted by one or both counterparties at the start of an over-the-counter transaction.

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full.  When a trader sells an option, on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

Margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to USCI’s trading, USCI (and not its investors personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not implemented any rules on this issue and has not implemented any regulations regarding the margin requirements for uncleared swaps.

SEC Reports

The Trust makes available, free of charge, on its website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at:  www.sec.gov.

CFTC Reports

The Trust also makes available its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Intellectual Property

USCF owns trademark application for USCI UNITED STATES COMMODITY INDEX FUND (U.S. App. No. 85125697) for “fund investment services” in use since August 10, 2010 and owns trademark registration for USCI UNITED STATES COMMODITY INDEX FUND (and Design) (U.S. App. No. 85125701) for “fund investment services” in use since August 10, 2010. USCI relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors.  So long as USCI continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.  USCF has been granted a patent (U.S. Patent No. 7,739,186) and is pursuing a patent application for systems and methods for an exchange- traded fund (“ETF”) that tracks the price of one or more commodities.

Item 1A.    Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and USCI’s financial statements and the related notes.

Risks Associated With Investing Directly or Indirectly in Indices and Commodity Interests

Changes in USCI’s NAV may not correlate with the changes in the level of its corresponding Commodity Index.

It is possible that USCI’s performance may not correspond to the changes in the level of its Commodity Index due to disruptions in the markets for the relevant commodities or due to other extraordinary circumstances. In addition, USCI is not able to replicate the changes in the Commodity Index because its NAV is reduced by expenses and transactions costs, including those incurred in connection with USCI’s trading activities, and increased by income from USCI’s holdings of Treasury Securities, cash and/or cash-equivalents. Tracking the Commodity Index is dependent upon the skills of USCF and its management and trading personnel, among other factors.

While close tracking of USCI to the Commodity Index may be achieved on any single trading day, over time the cumulative percentage increase or decrease in the NAV of the units of USCI may diverge significantly from the cumulative percentage decrease or increase in the Commodity Index due to a compounding effect. Therefore, USCI does not seek to achieve its stated investment objective over a period of time greater than one day.

Historical Performance of the Commodity Index is no guide to the future performance of the units.

Past performance of the Commodity Index is not necessarily indicative of its future performance over the life of the units. There can be no guarantee that the level of the Commodity Index will increase or decrease.  Investors may lose some or all of their investment in the units.

The Commodity Index is not designed to correlate exactly with the spot price of any commodity and this could cause the changes in the price of the units to substantially vary from the changes in the spot prices of the commodities underlying the Benchmark Component Futures Contracts. Therefore, investors may not be able to effectively use USCI to hedge against commodity-related losses or to indirectly invest in commodities.

The Commodity Index reflects the price for future delivery of the commodities underlying the Benchmark Component Futures Contracts, not the current spot prices of such commodities, so at best the correlation between changes in such Benchmark Component Futures Contracts and the spot price of the underlying commodities will be only approximate. Weak correlation between the Commodity Index and the spot prices of the underlying commodities may result from the typical seasonal fluctuations in commodity prices. Imperfect correlation may also result from speculation in Commodity Interests, technical factors in the trading of Futures Contracts, and expected inflation in the economy as a whole. If there is a weak correlation between the Commodity Index and the spot prices of the underlying commodities, then the market price of units may not accurately track the spot price of such commodities and investors may not be able to effectively use USCI as a way to hedge the risk of losses in their commodity-related transactions or as a way to indirectly invest in commodities.

Changes in the composition and valuation of the Commodity Index may adversely affect the value of an investor’s units.

The composition of the Commodity Index may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the Commodity Index fail to satisfy those criteria. In addition, SummerHaven Indexing may modify the method for determining the composition and weighting of the Commodity Index and for calculating its value in order to ensure that the Commodity Index represents a measure of the performance over time of the markets for the underlying commodities. Such changes could adversely affect the value of an investor’s units. For more information about the methodology for determining the compositions and weighting of the Commodity Index, see “Item 1. Business - What is the Index?” in this annual report on Form 10-K.

The Commodity Index is currently composed exclusively of Futures Contracts traded on regulated futures exchanges. The Commodity Index may in the future include contracts traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. If this were to occur, increased investment by the USCI in the over-the-counter market or on alternative trading facilities may become necessary in order for USCI to track the Commodity Index. Many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the Commodity Index may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of relevant contracts.

Changes in USCI’s NAV may not correlate well with changes in the price of the Commodity Index. If this were to occur, investors may not be able to effectively use USCI as a way to hedge against commodity-related losses or as a way to indirectly invest in commodities.

USCF endeavors to invest USCI’s assets as fully as possible in Commodity Interests so that the daily changes in percentage terms in the NAV closely correlate with the daily changes in percentage terms in the Commodity Index. However, changes in USCI’s NAV may not correlate with the changes in the Commodity Index for several reasons as set forth below:

•
USCI does not intend to invest only in Futures Contracts. While its investments in Other Commodity-Related Investments would generally be for the purpose of tracking the Commodity Index most effectively and efficiently, the performance of these Other Commodity-Related Investments may not correlate well with the performance of the Benchmark Component Futures Contracts, resulting in a greater potential for error in tracking price changes in those futures contracts. If the trading market for the Benchmark Component Futures Contracts is suspended or closed, USCI may not be able to purchase these investments at the last reported price for such investments.

•
USCI will incur certain expenses in connection with its operations, and will hold most of its assets in income-producing, short-term securities for margin and other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. These expenses and income will cause imperfect correlation between changes in USCI’s NAV and changes in the Commodity Index.

•
USCF may not be able to invest USCI’s assets in Commodity Interests having an aggregate notional amount exactly equal to USCI’s NAV. As standardized contracts, the Benchmark Component Futures Contracts included in the Commodity Index are for a specified amount of a particular commodity, and USCI’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. In such case, USCI could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts. (For example, assuming USCI receives $4,679,000 for the sale of a Creation Basket and that the price of a natural gas Benchmark Component Futures Contract is $46,800, USCI could only invest in 99 Futures Contracts with an aggregate value of $4,633,200). The foregoing example is based upon the investment of proceeds from the sale of a Creation Basket into the Futures Contracts of a single commodity. The investment of proceeds from the sale of a Creation Basket by USCI may be more complex due to the fact that USCI will use such proceeds to purchase Futures Contracts in multiple commodities. While USCI may be better able to achieve the exact amount of exposure to the commodities market through the use of Other Commodity-Related Investments such as over-the-counter contracts, there is no assurance that USCF will be able to continually adjust USCI’s exposure to such Other Commodity-Related Investments to maintain such exact exposure. Furthermore, as noted above, the use of Other Commodity-Related Investments may itself result in imperfect correlation with the Commodity Index. Any amounts not invested in Commodity Interests will be held in Treasury Securities, cash and/or cash equivalents.

•
As USCI grows, there may be more or less correlation. On the one hand, as USCI grows it should be able to invest in Futures Contracts with a notional amount that is closer on a percentage basis to USCI’s NAV. For example, if the proportionate amount of USCI’s NAV allocable to a particular Benchmark Component Futures Contract is equal to 4.9 times the value of the Benchmark Component Futures Contract, it can purchase only four such futures contracts, which would cause only 81.6% of USCI’s assets to be exposed to the market for that commodity. On the other hand, if USCI’s NAV is equal to 100.9 times the value of a single commodity Futures Contract, it can purchase 100 such contracts, resulting in 99.1% exposure. However, at certain asset levels USCI may be limited in its ability to purchase Futures Contracts due to position limits imposed by the CFTC or position limits or accountability levels imposed by the relevant exchanges. In these instances, USCI would likely invest to a greater extent in Commodity Interests not subject to these position limits or accountability levels. To the extent that USCI invests in Other Commodity-Related Investments, the correlation between USCI’s NAV and the Commodity Index may be lower. In certain circumstances, position limits could limit the number of Creation Baskets that will be sold.

If changes in USCI’s NAV do not correlate with changes in the Commodity Index, then investing in USCI may not be an effective way to hedge against commodity-related losses or indirectly invest in commodities.

Changes in the price of USCI’s units on the NYSE Arca may not correlate perfectly with changes in the NAV of USCI’s units. If this variation occurs, then investors may not be able to effectively use USCI to hedge against commodity-related losses or to indirectly invest in commodities.

While it is expected that the trading prices of the units will fluctuate in accordance with the changes in USCI’s NAV, the prices of units may also be influenced by other factors, including the short-term supply of and demand for the units. There is no guarantee that the units will not trade at appreciable discounts from, and/or premiums to, USCI’s NAV. This could cause the changes in the price of the units to substantially vary from the changes in the spot price of the commodities comprising the Commodity Index. If this occurs, investors may not be able to effectively use USCI to hedge the risk of losses in their commodity-related transactions or to indirectly invest in commodities.

USCI may experience a loss if it is required to sell Treasury Securities or cash equivalents at a price lower than the price at which they were acquired.

If USCI is required to sell Treasury Securities or cash equivalents at a price lower than the price at which they were acquired, USCI will experience a loss. This loss may adversely impact the price of the units and may decrease the correlation between the price of the units, the Commodity Index, and the spot price of the commodities underlying the Benchmark Component Futures Contracts. The value of Treasury Securities and other debt securities generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. While the short-term nature of USCI’s investments in Treasury Securities and cash equivalents should minimize the interest rate risk to which USCI is subject, it is possible that the Treasury Securities and cash equivalents held by USCI will decline in value.

Certain of USCI’s investments could be illiquid which could cause large losses to investors at any time or from time to time.

USCI may not always be able to liquidate its positions in its investments at the desired price. As to futures contracts, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits, may contribute to a lack of liquidity with respect to some exchange-traded Commodity Interests. In addition, over-the-counter contracts may be illiquid because they are contracts between two parties and generally may not be transferred by one party to a third party without the counterparty’s consent. Conversely, a counterparty may give its consent, but USCI still may not be able to transfer an over-the-counter Commodity Interest to a third party, e.g., due to concerns regarding the counterparty’s credit risk.

A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its commodity production or exports, or in another major export, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, USCI has not and does not intend at this time to establish a credit facility, which would provide an additional source of liquidity and instead relies only on the Treasury Securities, cash and/or cash equivalents that it holds. The anticipated large value of the positions in Commodity Interests that USCF will acquire or enter into for USCI increases the risk of illiquidity. Because Commodity Interests may be illiquid, USCI’s holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

If the nature of the participants in the futures market shifts such that commodity purchasers are the predominant hedgers in the market, USCI might have to reinvest at higher futures prices or choose Other Commodity-Related Investments.

The changing nature of the participants in the commodities market will influence whether futures prices are above or below the expected future spot price. Commodity producers will typically seek to hedge against falling commodity prices by selling futures contracts. Therefore, if commodity producers become the predominate hedgers in the futures market, prices of futures contracts will typically be below expected futures spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the commodities who purchase futures contracts to hedge against a rise in prices, prices of futures contracts will likely be higher than expected future spot prices. This can have significant implications for USCI when it is time to sell a Futures Contract that is no longer part of the Commodity Index and purchase a new Futures Contract that is part of the Commodity Index.

While USCI does not intend to take physical delivery of commodities under its Commodity Interests, the possibility of physical delivery impacts the value of the contracts which would make it more difficult for USCI to trade the Commodity Index and achieve its investment objective.

While it is not the current intention of USCI to take physical delivery of commodities under its Commodity Interests, Futures Contracts are traditionally not cash-settled contracts, and it is possible to take delivery under these and some Other Commodity-Related Investments. Storage costs associated with purchasing commodities could result in costs and other liabilities that could impact the value of Futures Contracts or Other Commodity-Related Investments. Storage costs include the time value of money invested in a physical commodity plus the actual costs of storing the commodity less any benefits from ownership of the commodity that are not obtained by the holder of a futures contract. In general, Futures Contracts have a one-month delay for contract delivery and back month contracts (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for commodities while USCI holds Commodity Interests, the value of the Commodity Interests, and therefore USCI’s NAV, may change as well.

The price relationship between the Commodity Index at any point in time and the Futures Contacts that will become the Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both USCI’s total return and the degree to which its total return tracks that of commodity price indices.

The design of the Commodity Index is such that every month it is made up of different Futures Contracts, and USCI’s investments must be rebalanced on an ongoing basis to reflect the changing composition of the Commodity Index. In the event of a commodity futures market where near month contracts to expire trade at a higher price than next month contracts to expire, a situation referred to as “backwardation,” then absent the impact of the overall movement in commodity prices, the value of the Commodity Index would tend to rise as it approaches expiration. As a result USCI may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, in the event of a commodity futures market where near month contracts trade at a lower price than next month contracts, a situation referred to as “contango,” then absent the impact of the overall movement in commodity prices, the value of the Commodity Index would tend to decline as it approaches expiration. As a result USCI’s total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may cause the total return of USCI to vary significantly from the total return of other price references, such as the spot price of the commodities comprising the Commodity Index. In the event of a prolonged period of contango, and absent the impact of rising or falling commodity prices, this could have a significant negative impact on USCI’s NAV and total return.

Regulation of the commodities and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect USCI.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States.  Under the Dodd-Frank Act and otherwise, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in USCI or the ability of USCI to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on USCI is impossible to predict, but it could be substantial and adverse.

In the wake of the economic crisis of 2008 and 2009, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including securities and commodities markets. These efforts are anticipated to result in significant changes in the regulation of these markets.

The Dodd-Frank Act includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in commodity futures and certain commodity swaps held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter swaps.  The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact USCI’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on USCI or its counterparties may impact USCI’s ability to invest in a manner that most efficiently meets its investment objective~~,~~ and new requirements, including capital and mandatory clearing, may increase the cost of USCI’s investments and doing business, which could adversely affect USCI’s investors.  For a more detailed discussion of the position limits to be imposed by the CFTC and the potential impacts thereof on USCI, please see “Item 1. Business – What are Futures Contracts?” in this annual report on Form 10-K.

Investing in USCI for purposes of hedging may be subject to several risks, including the possibility of losing the benefit of favorable market movements.

Producers and commercial users of commodities may use USCI as a vehicle to hedge the risk of losses in their commodity-related transactions. There are several risks in connection with using USCI as a hedging device. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement. For instance, in a hedging transaction the hedger may be a user of a commodity concerned that the hedged commodity will increase in price, but must recognize the risk that the price may instead decline. If this happens, he will have lost the benefit of being able to purchase the commodity at the lower price because the hedging transaction will result in a loss that would offset (at least in part) this benefit. Thus, the hedger forgoes the opportunity to profit from favorable price movements.

In addition, if the hedge is not a perfect one, the hedger can lose on the hedging transaction and not realize an offsetting gain in the value of the underlying item being hedged.

When using Commodity Interests as a hedging technique, at best, the correlation between changes in prices of futures contracts and of the items being hedged can be only approximate. The degree of imperfection of correlation depends upon circumstances such as: variations in speculative markets, demand for futures and for commodity products, technical influences in futures trading, and differences between anticipated costs being hedged and the instruments underlying the standard futures contracts available for trading. Even a well-conceived hedge may be unsuccessful to some degree because of unexpected market behavior as well as the expenses associated with creating the hedge.

An investment in USCI may provide little or no diversification benefits. Thus, in a declining market, USCI may have no gains to offset losses from other investments, and an investor may suffer losses on its investment in USCI while incurring losses with respect to other asset classes.

Historically, Commodity Interests have not generally been correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistical relationship between the performance of Commodity Interests, on the one hand, and stocks or bonds, on the other hand. However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, USCI’s performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in the units. In such a case, USCI may have no gains to offset losses from other investments, and investors may suffer losses on their investment in USCI while incurring losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on commodity prices and commodity-linked instruments, including Futures Contracts and Other Commodity-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject USCI’s investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot prices of commodities and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, USCI cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

USCI’s Operating Risks

USCI is not a registered investment company, so unitholders do not have the protections of the 1940 Act.

USCI is not an investment company subject to the 1940 Act. Accordingly, investors do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

USCF is leanly staffed and relies heavily on key personnel and its trading advisor, SummerHaven, to manage its activities.

In managing and directing the day-to-day activities and affairs of USCI, USCF relies heavily on Messrs. Howard Mah and John Hyland. If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USCI. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds, and USCF has filed a registration statement for three other exchange traded security funds, USMI, USAI and USCUI.  Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Mah will spend approximately 90% of his time on USCI and Related Public Fund matters. Mr. Hyland will spend approximately 100% of his time on USCI and Related Public Fund matters. To the extent that USCF establishes additional funds, even greater demands will be placed on Messrs. Mah and Hyland, as well as the other officers of USCF and its Board.

SummerHaven is leanly staffed and relies heavily on key personnel to manage advisory activities.

In providing trading advisory services to USCI with respect to the Commodity Index, SummerHaven relies heavily on Mr. Adam Dunsby, Mr. Kurt Nelson, Mr. Ashraf Rizvi and Mr. K. Geert Rouwenhorst. If Mr. Dunsby, Mr. Nelson, Mr. Rizvi or Mr. Rouwenhorst were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of SummerHaven. It is estimated that Mr. Dunsby will spend approximately 10% of his time on USCI matters. Mr. Nelson will spend approximately 35% of his time on USCI matters. Mr. Rizvi will spend approximately 50% of his time on USCI matters and Mr. Rouwenhorst will spend approximately 10% of his time on USCI matters.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause a tracking error, which could cause the price of units to substantially vary from the price of the Commodity Index and prevent investors from being able to effectively use USCI as a way to hedge against commodity-related losses or as a way to indirectly invest in commodities.

U.S. designated contract markets such as the NYMEX, COMEX, CME and CBOT have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USCI is not) may hold, own or control. For example, the current accountability level for investments at any one month in natural gas Futures Contracts traded on NYMEX is 6,000. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts in natural gas. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more than 12,000 natural gas Futures Contracts.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. For example, the current position limit for feeder cattle Futures Contracts on the CME is 1,600 futures contracts in any contract month. USCI will not be able to hold, own or control feeder cattle Futures Contracts in excess of this limit.

In addition to accountability levels and position limits, the Futures Exchanges may also set daily price fluctuation limits on the Futures Contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

For example, the NYMEX imposes a $3.00 per mmBtu ($30,000 per contract) price fluctuation limit for natural gas futures contracts. This limit is initially based off of the previous NYMEX trading day’s settlement price. If any natural gas Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $3.00 per mmBtu in either direction of that point. If another halt were triggered, the market would continue to be expanded by $3.00 per mmBtu in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

Currently, U.S. futures exchanges do not implement fixed position limits for futures contracts held outside of the last few days of trading in the near month contract to expire.  However, the Dodd-Frank Act requires the CFTC to promulgate rules establishing position limits for futures and option contracts on commodities as well as for swaps that are economically equivalent to futures or options.  On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  CFTC set position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.  The effect of this future regulatory change on USCI is impossible to predict, but it could be substantial and adverse.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Commodity Index. This may in turn prevent investors from being able to effectively use USCI as a way to hedge against commodity-related losses or as a way to indirectly invest in commodities.

USCI has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Commodity-Related Investments. If USCI encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on a particular Futures Exchange, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on the other Futures Exchanges that trade listed futures in the relevant commodity. The Futures Contracts available on other Futures Exchanges may be comparable to the Benchmark Component Futures Contracts, but they may have different underlying commodities, sizes, deliveries, and prices.

USCI, USCF and SummerHaven may have conflicts of interest, which may cause them to favor their own interests to the detriment of unitholders.

USCI, USCF and SummerHaven may have inherent conflicts to the extent USCF and SummerHaven attempt to maintain USCI’s asset size in order to preserve its fee income and this may not always be consistent with USCI’s objective of having the value of its units’ NAV track changes in the Commodity Index.

USCF’s and SummerHaven’s officers, directors and employees do not devote their time exclusively to USCI. These persons are directors, officers or employees of other entities that may compete with USCI for their services. They could have a conflict between their responsibilities to USCI and to those other entities.

USCF has sole current authority to manage the investments and operations of USCI. It has delegated management of USCI’s investments in Commodity Interests to its trading advisor, SummerHaven. This authority to manage the investments and operations of USCI may allow either USCF or SummerHaven to act in a way that furthers its own interests in conflict with the best interests of investors. Unitholders have very limited voting rights, which will limit the ability to influence matters such as amending the Trust Agreement, changing USCI’s basic investment policy, dissolving USCI, or selling or distributing USCI’s assets.

Unitholders have only very limited voting rights and have the power to replace USCF only under specific circumstances. Unitholders do not participate in the management of USCI and do not control USCF so they do not have influence over basic matters that affect USCI.

Unitholders will have very limited voting rights with respect to USCI’s affairs. Unitholders may elect a replacement sponsor only if USCF resigns voluntarily or loses its corporate charter. Unitholders are not permitted to participate in the management or control of USCI or the conduct of its business. Unitholders must therefore rely upon the duties and judgment of USCF to manage USCI’s affairs.

USCF may manage a large amount of assets and this could affect USCI’s ability to trade profitably.

Increases in assets under management may affect trading decisions. In general, USCF does not intend to limit the amount of assets of USCI that it may manage. The more assets USCF manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

The liability of USCF and the Trustee are limited, and the value of the units will be adversely affected if USCI is required to indemnify the Trustee or USCF.

Under the Trust Agreement, the Trustee and USCF are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or USCF, as the case may be. As a result, USCF may require the assets of USCI to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of USCI and the value of its units.

Although the units of USCI are limited liability investments, certain circumstances such as bankruptcy or indemnification of USCI by a unitholder will increase the unitholder’s liability.

The units of USCI are limited liability investments; unitholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, unitholders could be required, as a matter of bankruptcy law, to return to the estate of USCI any distribution they received at a time when USCI was in fact insolvent or in violation of its Trust Agreement. In addition, a number of states do not have “statutory trust” statutes such as that under which the Trust has been formed in the State of Delaware. It is possible that a court in such state could hold that, due to the absence of any statutory provision to the contrary in such jurisdiction, the unitholders, although entitled under Delaware law to the same limitation on personal liability as stockholders in a private corporation for profit organized under the laws of the State of Delaware, are not so entitled in such state. Finally, in the event the Trust or USCI is made a party to any claim, dispute, demand or litigation or otherwise incurs any liability or expense as a result of or in connection with any unitholder’s (or assignee’s) obligations or liabilities unrelated to the business of the Trust or USCI, as applicable, such unitholder (or assignees cumulatively) is required under the Trust Agreement to indemnify the Trust or USCI, as applicable, for all such liability and expense incurred, including attorneys’ and accountants’ fees.

Investors cannot be assured of USCF’s continued services, and discontinuance may be detrimental to USCI.

Investors cannot be assured that USCF will be willing or able to continue to service USCI for any length of time. USCF was formed for the purpose of sponsoring USCI and other commodity pools, and has limited financial resources and no significant source of income apart from its management fees from the commodity pools it operates to support its continued service for USCI. If USCF discontinues its activities on behalf of USCI, USCI may be adversely affected. If USCF’s registration with the CFTC or membership in the NFA were revoked or suspended, USCF would no longer be able to provide services to USCI.

Investors cannot be assured of SummerHaven’s continued services, and discontinuance may be detrimental to USCI.

Investors cannot be assured that SummerHaven will be willing or able to continue to service USCI for any length of time. SummerHaven was formed for the purpose of providing investment advisory services, and provides these services to USCI on a contractual basis. If SummerHaven discontinues its activities on behalf of USCI, USCI may be adversely affected. If SummerHaven’s registration with the CFTC or membership in the NFA were revoked or suspended, SummerHaven would no longer be able to provide services to USCI.

Investors cannot be assured of the continuation of the contract between SummerHaven and USCF for use of the Commodity Index, and discontinuance of the Commodity Index may be detrimental to USCI.

Investors cannot be assured that the agreement between SummerHaven and USCF for use of the Commodity Index will continue for any length of time.  Should the agreement between SummerHaven and USCF for use of the Commodity Index be terminated, USCF will be required to find a replacement index, which may have an adverse affect on USCI.

USCI could terminate at any time and cause the liquidation and potential loss of an investment and could upset the overall maturity and timing of an investment portfolio.

USCI may terminate at any time, regardless of whether USCI has incurred losses, subject to the terms of the Trust Agreement. For example, the dissolution or resignation of USCF would cause USCI to terminate unless a majority in interest of the unitholders within 90 days of the event elects to continue the Trust and appoints a successor sponsor.  In addition, USCF may terminate USCI if it determines that USCI’s aggregate net assets in relation to its operating expenses make the continued operation of USCI unreasonable or imprudent. However, no level of losses will require USCF to terminate USCI. USCI’s termination would result in the liquidation of its investments and the distribution of its remaining assets to the unitholders on a pro rata basis in accordance with their units, and USCI could incur losses in liquidating its investments in connection with a termination. Termination could also negatively affect the overall maturity and timing of an investment portfolio.

As a unitholder, investors will not have the rights enjoyed by investors in certain other types of entities.

As interests in separate series of a Delaware statutory trust, the units do not involve the rights normally associated with the ownership of common stock of a corporation. For example, the units have limited voting and distribution rights (for example, unitholders do not have the right to elect directors and generally will not receive regular distributions of the net income and capital gains earned by USCI). USCI is also not subject to certain investor protection provisions of the Sarbanes Oxley Act of 2002 and the NYSE Arca governance rules (for example, audit committee requirements). In addition, the Trust Agreement limits the rights of unitholders to bring derivative actions.

A court could potentially conclude that the assets and liabilities of USCI are not segregated from those of another series of the Trust, thereby potentially exposing assets in USCI to the liabilities of another series.

USCI is a series of a Delaware statutory trust and not itself a separate legal entity. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations and expenses incurred with respect to any other series thereof shall be enforceable against the assets of such series. USCF is not aware of any court case that has interpreted this Inter-Series Limitation on Liability or provided any guidance as to what is required for compliance. USCF intends to maintain separate and distinct records for USCI and account for USCI separately from any other Trust series, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in one series to the liabilities of another series.

USCF and the Trustee are not obligated to prosecute any action, suit or other proceeding in respect of any USCI property.

Neither USCF nor the Trustee is obligated to, although each may in its respective discretion, prosecute any action, suit or other proceeding in respect of any USCI property. The Trust Agreement does not confer upon unitholders the right to prosecute any such action, suit or other proceeding.

USCI does not expect to make cash distributions.

USCI has not previously made any cash distributions and intends to re-invest any income and realized gains of USCI in additional Commodity Interests rather than distributing cash to unitholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, USCI generally does not expect to distribute cash to unitholders.  An investor should not invest in USCI if it will need cash distributions from USCI to pay taxes on its share of income and gains of USCI, if any, or for any other reason. Although USCI does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Commodity Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

There is a risk that USCI will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such USCI may not earn any profit.

USCI pays management fees at an annual rate of 0.95% of its average net assets, brokerage charges of approximately 0.15% (based on futures commission merchant fees of $4.00 per buy or sell), over-the-counter spreads and various other expenses of its ongoing operations (e.g., fees of the Trustee). These fees and expenses must be paid in all events, regardless of whether USCI’s activities are profitable. Accordingly, USCI must realize trading gains sufficient to cover these fees and expenses before it can earn any profit.

If offerings of the units do not raise sufficient funds to make USCI’s future operations viable, USCI may be forced to terminate and investors may lose all or part of their investment.

Prior to the offering of units that commenced on August 10, 2010, all of USCI’s expenses were funded by USCF.  These payments by USCF were designed to allow USCI the ability to commence the public offering of its units.  USCI now directly pays certain of these fees and expenses.  USCF will continue to pay other fees and expenses, as set forth in the Trust Agreement.  If USCF and USCI are unable to raise sufficient funds so that USCI’s expenses are reasonable in relation to its NAV, USCI may be forced to terminate and investors may lose all or part of their investment.

USCI may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The arrangements between SummerHaven, clearing brokers and counterparties on the one hand and USCI on the other generally are terminable by the clearing brokers or counterparty upon notice to USCI. Upon termination, USCF may be required to renegotiate or make other arrangements for obtaining similar services if USCI intends to continue trading in Futures Contracts or Other Commodity-Related Investments under the advisement of SummerHaven. The services of SummerHaven or any clearing broker or counterparty may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated arrangements.

The net asset value calculation of USCI may be overstated or understated due to the valuation method employed when a settlement price is not available on the date of net asset value calculation.

USCI’s NAV includes, in part, any unrealized profits or losses on open swap agreements, futures or forward contracts. Under normal circumstances, the NAV will reflect the settlement price of open Futures Contracts on the date when the NAV is being calculated. However, if a Futures Contract traded on an exchange could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange or otherwise), the settlement price on the most recent day on which the Futures Contract position could have been liquidated will be the basis for determining the market value of such position for such day. In these situations, there is a risk that the calculation of the NAV of USCI on such day will not accurately reflect the realizable market value of the futures contracts or of its over-the-counter swap contracts since the value of such contracts is tied to the value of the futures contracts.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the NAV of USCI.

If a substantial number of requests for redemption of Redemption Baskets are received by USCI during a relatively short period of time, USCI may not be able to satisfy the requests from USCI’s assets not committed to trading. As a consequence, it could be necessary to liquidate USCI’s trading positions before the time that its trading strategies would otherwise call for liquidation.

The financial markets are currently in a period of disruption and USCI does not expect these conditions to improve in the near future.

Currently and throughout 2008, 2009 and the first half of 2010, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. Although the financial markets saw signs of recovery beginning in late 2010, the financial markets are still fragile and could fall into another recession.  Another recession could adversely affect the financial condition and results of operations of USCI’s service providers and Authorized Purchasers, which would impact the ability of USCF to achieve USCI’s investment objective.

The liquidity of the units may be affected by the withdrawal from participation of Authorized Purchasers, which could adversely affect the market price of the units.

In the event that one or more Authorized Purchasers that have substantial interests in the units withdraw from participation, the liquidity of the units will likely decrease, which could adversely affect the market price of the units and result in incurring a loss on an investment.

Investors may be adversely affected by redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right to redeem units of USCI or postpone the redemption settlement date: (1) for any period during which an applicable exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of USCI’s assets is not reasonably practicable; or (3) for such other period as USCF determines to be necessary for the protection of unitholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming unitholder. For example, the resulting delay may adversely affect the value of the unitholder’s redemption proceeds if the NAV of USCI declines during the period of delay. The Trust Agreement provides that USCF and its designees will not be liable for any loss or damage that may result from any such suspension or postponement.

The failure or bankruptcy of a clearing broker could result in substantial losses for USCI; the clearing broker could be subject to proceedings that impair its ability to execute USCI’s trades.

Under CFTC regulations, a clearing broker with respect to USCI’s exchange-traded Commodity Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or even if the customers’ funds are segregated by the clearing broker if the clearing broker is unable to satisfy a substantial deficit in a customer account, the clearing broker’s other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as USCI, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. USCI also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Commodity Interests are traded.

In addition, to the extent USCI’s clearing broker is required to post USCI’s assets as margin to a clearinghouse, the margin will be maintained in an omnibus account containing the margin of all of the clearing broker’s customers.  If USCI’s clearing broker defaults to the clearinghouse because of a default by one of the clearing broker’s other customers or otherwise, then the clearinghouse can look to all of the margin in the omnibus account, including margin posted by USCI and any other non-defaulting customers of the clearing broker to satisfy the obligations of the clearing broker.

From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear USCI’s trades.

The failure or insolvency of USCI’s custodian could result in a substantial loss of USCI’s assets.

As noted above, the vast majority of USCI’s assets are held in short-term Treasury Securities, cash and/or cash equivalents with its custodian. The insolvency of the custodian could result in a complete loss of USCI’s assets held by that custodian, which, at any given time, would likely comprise a substantial portion of USCI’s total assets.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that USCF has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may utilize USCI’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. USCF is in the process of registering its trademarks. USCI does not currently have any proprietary software. However, if it obtains proprietary software in the future, then any unauthorized use of USCI’s proprietary software and other technology could also adversely affect its competitive advantage. USCI may have difficulty monitoring unauthorized uses of its trademarks, proprietary software and other technology. Also, third parties may independently develop trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from USCI, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

The success of USCI depends on the ability of USCF to accurately implement its trading strategies, and any failure to do so could subject USCI to losses on such transactions.

USCF’s trading strategy, as developed by SummerHaven, is quantitative in nature and it is possible that USCF or SummerHaven will make errors in its implementation. The execution of the quantitative strategy is subject to human error, such as incorrect inputs into USCF’s or SummerHaven’s computer systems and incorrect information provided to USCI’s clearing brokers. In addition, it is possible that a computer or software program may malfunction and cause an error in computation. Any failure, inaccuracy or delay in executing USCI’s transactions could affect its ability to achieve its investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

USCI may experience substantial losses on transactions if the computer or communications system fails.

USCI’s trading activities, including its risk management, depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that USCF uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to USCF’s and USCI’s reputations, increased operational expenses and diversion of technical resources.

If the computer and communications systems are not upgraded, USCI’s financial condition could be harmed.

The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting USCI’s trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers. As a result, if these third parties upgrade their systems, USCF will need to make corresponding upgrades to continue effectively its trading activities. USCI’s future success will depend on USCI’s ability to respond to changing technologies on a timely and cost-effective basis.

USCI depends on the reliable performance of the computer and communications systems of third parties, such as brokers and futures exchanges, and may experience substantial losses on transactions if they fail.

USCI depends on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that USCF uses to conduct trading activities. Failure or inadequate performance of any of these systems could adversely affect USCF’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce USCI’s available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for USCF to conduct trading activities so that USCI will closely track the Commodity Index. Unavailability of records from brokerage firms may make it difficult or impossible for USCF to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for USCF to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

The Commodity Index reflects commodities in the energy, precious metals, industrial metals, grains, softs and livestock sectors. A change in price of any of the commodities in these sectors will have a significant effect on the level of the Commodity Index and the value of the units, which could have a material adverse effect on an investment.

For December 2010, the Commodity Index reflected commodities in six commodity sectors: energy (representing approximately 14.25% of the Commodity Index), precious metals (representing approximately 7.21% of the Commodity Index), industrial metals (representing approximately 21.44% of the Commodity Index), grains (representing approximately 28.75% of the Commodity Index), softs (representing approximately 21.19% of the Commodity Index), and livestock (representing approximately 7.15% of the Commodity Index). In addition to the factors affecting commodities generally that are described above, commodities in each sector are subject to specific risks in light of the nature of the sector.

Some specific risks of each sector are described below:

Energy commodities

The prices of energy commodities (e.g., crude oil, natural gas, heating oil, etc.), in particular, WTI crude oil, Brent crude oil and natural gas, are subject to national and global political events such as: governmental regulation and intervention in energy markets; imposition of price controls; increases or restriction of production levels by significant oil producing countries and coordination of production levels by those countries; and disruptions in oil producing areas. The prices of energy commodities have had significant price swings in recent years. Disruptions in energy producing areas, including as a result of war, armed conflict, terrorism, embargoes, social unrest and political instability, can cause significant volatility in the Commodity Index. Energy commodity production frequently occurs in politically unstable regions of the world, including Africa, the Middle East, Asia and South America.

Additionally, because a significant amount of oil is produced by a limited number of countries, many of who are members of the Organization of Petroleum Exporting Countries, or OPEC, actions of OPEC can influence the price of the energy sector and consequently the value of USCI units. In the past, OPEC has decided to limit production, which has created upward price pressure. Subsequent decisions by OPEC to increase production could lead to oversupply and subsequent drops in energy prices. Prices for the commodities in the energy sector have also been significantly affected in recent years by weather and natural disasters, such as hurricanes, affecting production, refining and transportation facilities. For example, the U.S. General Accounting Office estimates that following Hurricanes Katrina and Rita in Fall 2005, natural gas prices spiked to prices nearly seven times the prices common during the late 1990s.

Other factors also influence supply and demand of the commodities in the energy sector. Changes in levels of global industrial activity influence demand for the commodities in the energy sector. Market expectations about events that may influence supply and demand also have an impact on the price of commodities, including expectations about the ability to develop oil and natural gas reserves. Seasonal changes in demand (such as the U.S. summer “driving season” and the winter “heating season”) also influence pricing of energy commodities.

Precious metal commodities

The prices of precious metals (e.g., gold, silver, platinum) may be influenced by macroeconomic conditions, including confidence in the global monetary system and the relative strength of various currencies, as well as demand in the industrial and jewelry sectors. Political events also influence the price of precious metals. Prices are influenced by supplies of precious metals, which may be affected by sales by central banks and government agencies that hold large amounts of these metals, particularly gold. Significant changes in the value of the precious metals sector may lead to volatility in the value of USCI units and/or significant losses to unitholders.

Industrial metal commodities

The prices of the commodities comprising the industrial metals portion of the Commodity Index (e.g., zinc, nickel, aluminum, copper, etc.) are subject to a number of factors that can cause price fluctuations, including: changes in the level of industrial activity using these metals (including the availability of man-made substitutes); disruptions in the mining, storage, or refining of these metals; adjustments to inventory; variations in production costs, including storage, labor and energy costs; regulatory compliance costs, including environmental regulations; and changes in government and consumer demand.

These factors can lead to price volatility for industrial metals commodities that, in turn, may lead to corresponding volatility in the value of USCI units. For example, with respect to aluminum, the level of activity in the automotive, packaging and construction industries has significantly influenced demand because of the use of aluminum in these industries. Disruptions in the supply chain, which result in upward price pressure, also have an impact on the industrial metals sector and may have a corresponding impact on the value of the units. For example, the industrial metals included in this sector are often mined in locations that are subject to disruption as a result of political instability, armed conflict, terrorism and labor unrest, among other factors. Production costs, particularly the cost of energy used in production, and costs associated with regulatory compliance, including environmental regulation costs, can also inflate the price of the underlying commodities in the industrial metals sector. These increases may not be sustainable. Any one or all of these sector-specific factors may result in volatility in the industrial metals sector, which could lead to corresponding volatility in the value of the units and/or significant losses to unitholders.

Grains and Softs product commodities

The commodities comprising the grains (e.g., wheat, corn, soybeans, etc.) and softs (e.g., sugar, cotton, coffee, cocoa) products sectors of the Commodity Index are subject to a number of factors that can cause price fluctuations, including: weather conditions, such as floods, drought and freezing conditions; changes in government policies (including subsidies) and trade agreements; planting decisions; and changes in demand for grains and softs.

These factors can lead to price volatility for grains and softs commodities that, in turn, may lead to corresponding volatility in the value of USCI units. Weather conditions can lead to tightened supply and price increases, which may not be sustainable. Government policies and trade agreements can influence both supply and demand. Grains and softs products are also subject to the planting decisions of farmers, which can be influenced both by government policies as well as changing demands for their products.

Livestock commodities

The commodities comprising the livestock sector of the Commodity Index (e.g., live cattle, lean hogs, feeder cattle) are subject to a number of factors that can cause price fluctuations, including: weather conditions, such as floods, drought and freezing conditions; disease and famine; changes in government policies (including subsidies); and changes in demand for livestock. These factors can lead to price volatility for livestock commodities that, in turn, may lead to corresponding volatility in the value of USCI units.

Risk of Leverage and Volatility

If USCF causes or permits USCI to become leveraged, investors could lose all or substantially all of their investment if USCI’s trading positions suddenly turn unprofitable.

Commodity pools’ trading positions in Futures Contracts or Other Commodity-Related Investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. This feature permits commodity pools to “leverage” their assets by purchasing or selling Futures Contracts (or Other Commodity-Related Investments) with an aggregate face amount in excess of the commodity pool’s assets. While this leverage can increase a pool’s profits, relatively small adverse movements in the price of the pool’s commodity interests can cause significant losses to the pool. While USCF has not and does not currently intend to leverage USCI’s assets, it is not prohibited from doing so under the Trust Agreement. If USCF were to cause or permit USCI to become leveraged, investors could lose all or substantially all of their investment if USCI’s trading positions suddenly turn unprofitable.

Fewer representative commodities may result in greater Commodity Index volatility.

The Commodity Index is concentrated in terms of the number of commodities represented. Investors should be aware that other commodities indices are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in the Commodity Index and the NAV of USCI which tracks the Commodity Index under specific market conditions and over time.

Lengthy and substantial peak-to-valley declines in the value of the Commodity Index may lead to even greater declines in the NAV of USCI.

Because it is expected that USCI’s performance will relate to the performance of the Commodity Index, USCI will suffer a decline in value during a period that the Commodity Index suffers such a decline, and in turn, the value of the units will decline. It is possible or even likely that redemptions of Redemption Baskets will exceed purchases of Creation Baskets during periods in which USCI’s units are declining in value. While redemptions will not directly cause the value of the units to decline, redemptions will accentuate the reduction in USCI’s NAV that is caused by losses from USCI’s positions, potentially resulting in increased USCI expenses as a percentage of NAV. Furthermore, redemptions may increase transaction costs by requiring the sale of Commodity Interests and Treasuries to meet redemption requests.

USCI’s exposure to the commodities markets may subject investors to greater volatility than investments in traditional securities.

USCI’s exposure to the commodities markets may subject investors to greater volatility than investments in traditional securities. The value of Commodity Interests may be affected by changes in the overall commodity markets or commodity indices, changes in interest rates, or factors affecting a particular industry or commodity, such as drought, floods, weather, livestock disease, embargoes, tariffs and international economic, political and regulatory developments.

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to little regulation.

A portion of USCI’s assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swap or spot contracts. Over-the-counter contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC.  Investors therefore do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with this trading activity. The markets for over-the-counter contracts primarily rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The limited regulation in these markets could expose USCI in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

USCI will be subject to credit risk with respect to counterparties to over-the-counter contracts entered into by USCI.

USCI faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to USCI, in which case USCI could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, USCI may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. During any such period, USCI may have difficulty in determining the value of its contracts with the counterparty, which in turn could result in the overstatement or understatement of USCI’s NAV. USCI may eventually obtain only limited recovery or no recovery in such circumstances.

USCI may be subject to liquidity risk with respect to its over-the-counter contracts.

Over-the-counter contracts may have terms that make them less marketable than futures contracts. Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and diminish the ability to realize the full value of such contracts.  In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not implemented any rules on this issue and has not implemented any regulations regarding the margin requirements for uncleared swaps.

Risk of Trading in International Markets

Trading in international markets would expose USCI to credit and regulatory risk.

A significant portion of the Futures Contracts purchased by USCI are on United States exchanges. However, a portion of USCI’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. The  CFTC, NFA and the domestic exchanges have little, if any, regulatory authority over the activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, and have little, if any, power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as USCI, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, USCI has less legal and regulatory protection than it does when it trades domestically.

In some of these non-U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes USCI to credit risk. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

International trading activities subject USCI to foreign exchange risk.

The price of any non-U.S. Commodity Interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to USCI even if the contract traded is profitable.

USCI’s international trading could expose it to losses resulting from non-U.S. exchanges that are less developed or less reliable than United States exchanges.

Some non-U.S. exchanges may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, USCI may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which USCF bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its units.

Cash or property will be distributed at the sole discretion of USCF.  USCF has not and does not currently intend to make cash or other distributions with respect to units. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of USCI’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its units may exceed the amount of cash or value of property (if any) distributed.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its units.

Due to the application of the assumptions and conventions applied by USCI in making allocations for tax purposes and other factors, an investor’s allocable share of USCI’s income, gain, deduction or loss may be different than its economic profit or loss from its units for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to units could be reallocated if the Internal Revenue Service does not accept the assumptions and conventions applied by USCI in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to partnerships, which apply to USCI, generally were not written for, and in some respects are difficult to apply to, entities whose interests are publicly traded. The Trust applies certain assumptions and conventions in an attempt to comply with the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that generally corresponds to unitholders’ respective interests in USCI. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and they could be successfully challenged by the IRS. If so, the Trust could be required to reallocate items of income, gain, deduction, loss or credit for tax purposes in a manner that adversely affects investors, in which case investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

USCI could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the units.

In order to avoid being taxable as corporation, at least 90 percent of USCI’s annual gross income must consist of “qualifying income” as defined in the Code.  USCF has satisfied and anticipates that it will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. USCI has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that USCI is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to unitholders, USCI would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to units, any distributions would be taxable to unitholders as dividend income. Taxation of USCI as a corporation could materially reduce the after-tax return on an investment in units and could substantially reduce the value of the units.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Although USCI may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, USCI is currently not a party to any pending material legal proceedings.

Item 4.	Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

USCI’s units have traded on the NYSE Arca under the symbol “USCI” since August 10, 2010.  The following table sets forth the range of reported high and low sales prices of the units as reported on the NYSE Arca for the periods indicated below.

	High	Low
Fiscal year 2010
First quarter	$-	$-
Second quarter	$-	$-
Third quarter	$54.48	$49.21
Fourth quarter	$64.62	$53.67

As of December 31, 2010, USCI had 5,456 holders of units.

Dividends

USCI has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

USCI does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USCI redeemed 1 basket (comprising 100,000 units) during the year ended December 31, 2010.

Item 6.	Selected Financial Data.

Financial Highlights (for the year ended December 31, 2010)
(Dollar amounts in 000’s except for per unit information)

Year ended December 31, 2010
Total assets	$103,138
Net realized and unrealized gain on futures transactions, inclusive of commissions	$10,667
Net income	$10,521
Weighted-average units	674,325
Net income per unit	$14.37
Net income per weighted average unit	$15.60
Cash and cash equivalents at end of period	$87,443

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations.  This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass.  The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Trust has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and the Trust assumes no obligation to update any such forward-looking statements.  Although the Trust undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Trust may make directly to them or through reports that the Trust in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

USCI is a commodity pool that issues units that may be purchased and sold on the NYSE Arca.  USCI is a series of the Trust, a Delaware statutory trust formed on December 21, 2009.  The investment objective of USCI is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the Commodity Index, less USCI’s expenses.  The Commodity Index is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts.  USCI anticipates that to meet its investment objective it will invest first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that may fail to closely track the Commodity Index’s total return movements.  If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its NAV closely track the daily changes in the price of the Commodity Index.  USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the Commodity Index.  If Futures Contracts relating to a particular commodity remain in the Commodity Index from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight.  Specifically, on the Selection Date, it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly.  In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days.  After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of units in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act, was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact USCI’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USCI.  In particular, new position limits imposed on USCI or its counterparties may impact USCI’s ability to invest in a manner that most efficiently meets its investment objective and new requirements, including capital and mandatory clearing, may increase the cost of USCI’s investments and doing business, which could adversely affect USCI’s investors.

On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.  The effect of this future regulatory change on USCI is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a CPO with the CFTC and is a member of the NFA, is authorized by the Trust Agreement to manage the Trust and USCI.  USCI’s trading advisor is SummerHaven, which is registered as a commodity trading advisor and CPO with the CFTC and is a member of the NFA.  USCF manages USCI’s investments directly, using the trading advisory services of SummerHaven for guidance with respect to the Commodity Index and USCF’s selection of investments on behalf of USCI.  USCF is also authorized to select futures commission merchants to execute USCI’s transactions in Futures Contracts and Other Commodity-Related Investments.

Commodity Markets

Commodity Futures Price Movements

Year Ended December 31, 2010

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited moderate daily swings along with an uneven upward trend during the year ended December 31, 2010.  The table below compares the total returns of the Commodity Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total Return*	20.82%
S&P GSCI Commodity Index Total Return*	9.03%
Dow Jones-UBS Commodity Index Total Return*	16.83%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM*	12.39%
*Source: Bloomberg

The value of the Commodity Index as of January 1, 2010 was 1532.84.  As of December 31, 2010, the value of the Commodity Index was 1,852.04, up approximately 20.82% over the period.

Commodity Futures Price Movements
From USCI’s Commencement of Operations (August 10, 2010) through December 31, 2010

As measured by the four major diversified commodity indexes, commodity futures prices exhibited moderate daily swings along with a strong upward trend from August 10, 2010 (USCI’s commencement of operations) through December 31, 2010.  The table below compares the total returns of the Commodity Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total Return*	29.42%
S&P GSCI Commodity Index Total Return*	13.97%
Dow Jones-UBS Commodity Index Total Return*	20.37%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM*	15.53%
*Source: Bloomberg

The value of the Commodity Index as of August 10, 2010 was 1431.01.  As of December 31, 2010, the value of the Commodity Index was 1,532.84, up approximately 29.42% over the period.

USCI’s NAV began the period at $50.00 per unit and ended the period at $64.37 per unit on December 31, 2010, an increase of approximately 28.74% over the period.  USCI’s NAV reached its high for the period on December 31, 2010 at $64.37 per unit and reached its low for the period on August 11, 2010 at $49.17 per unit.  The return of 29.42% on the Commodity Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses.  See “Tracking the Commodity Index” for information about how expenses and income affect USCI’s NAV.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USCI’s units is calculated once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time.  Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the closing prices on the relevant Futures Exchanges of the Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts held on the Futures Exchanges, but calculates or determines the value of all other USCI investments using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Results of Operations

Results of Operations.  On August 10, 2010, USCI listed its units on the NYSE Arca under the ticker symbol “USCI.” USCI established its initial offering price at $50.00 per unit and issued 100,000 units to the initial Authorized Purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $5,000,000 in cash.  In order to satisfy NYSE Arca listing standards that at least 100,000 units be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price.  The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket.  USCF agreed not to resell the units comprising such basket except that it may require the initial Authorized Purchaser to repurchase all of these units at a per unit price equal to USCI’s per unit NAV within five days following written notice from USCF, subject to the conditions that: (i) on the date of repurchase, the initial Authorized Purchaser must immediately redeem these units in accordance with the terms of the Authorized Purchaser Agreement and (ii) immediately following such redemption at least 100,000 units of USCI remain outstanding.  USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the units comprising such basket in accordance with the specified conditions noted above.

Since its initial offering of 50,000,000 units, USCI has not registered any subsequent offerings of its units.  As of December 31, 2010, USCI had issued 1,700,020 units, 1,600,020 of which were outstanding.  As of December 31, 2010, there were 48,299,980 units registered but not yet issued.

More units may have been issued by USCI than are outstanding due to the redemption of units.  Unlike funds that are registered under the 1940 Act, units that have been redeemed by USCI cannot be resold by USCI.  As a result, USCI contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Year Ended December 31, 2010

Since USCI commenced operations on August 10, 2010, a comparison of USCI’s results of operations for any periods prior to the period from August 10, 2010 to December 31, 2010 has not been provided.

As of December 31, 2010, the total unrealized gain on Futures Contracts owned or held on that day was $7,417,317, and USCI established cash deposits, including cash investments in money market funds, that were equal to $95,669,058.  USCI held 91.40% of its cash assets in overnight deposits and money market funds at the Custodian, while 8.60% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on December 31, 2010 was $64.37.

Portfolio Expenses. USCI’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs and expenses relating to tax accounting and reporting requirements.  The management fee that USCI pays to USCF is calculated as a percentage of the total net assets of USCI.  USCI pays USCF a management fee of 0.95% of its average net assets.  The fee is accrued daily and paid monthly.

During the year ended December 31, 2010, the daily average total net assets of USCI were $39,600,480.  The management fee incurred by USCI during the period amounted to $148,421.

In addition to the management fee, USCI pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the year ended December 31, 2010 was $98,463.  For the year ended December 31, 2010, USCI did not incur any fees or other expenses relating to the registration or offering of additional units.  During the year ended December 31, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USCI.  The total amount of the expense waiver was $51,397.  For the year ended December 31, 2010, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $246,884, and after allowance for the expense waiver, totaled $195,487.

USCI also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or Treasuries.  During the year ended December 31, 2010, total commissions paid to brokers amounted to $23,632.  As an annualized percentage of total net assets, the figure for the year ended December 31, 2010 represents approximately 0.15% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USCI pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements.  These costs are estimated to be $180,000 for the year ended December 31, 2010.  USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through at least March 31, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income.  USCI seeks to invest its assets such that it holds Futures Contracts and Other Commodity-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require USCI to pay the full amount of the contract value at the time of purchase, but rather require USCI to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, USCI retains an amount that is approximately equal to its total net assets, which USCI invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USCI’s Custodian.  The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the year ended December 31, 2010, USCI earned $11,079 in dividend and interest income on such cash and/or cash equivalents.  Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.07%.  USCI purchased Treasuries during the year ended December 31, 2010 and also held cash and/or cash equivalents during this time period.

For the Three Months Ended December 31, 2010

Since USCI commenced operations on August 10, 2010, a comparison of USCI’s results of operations for any periods prior to the three months ended December 31, 2010 has not been provided.

During the three months ended December 31, 2010, the daily average total net assets of USCI were $55,598,988.  The management fee incurred by USCI during the period amounted to $133,134.

In addition to the management fee, USCI pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the three months ended December 31, 2010 was $72,712.  For the three months ended December 31, 2010, USCI did not incur any fees or other expenses relating to the registration or offering of additional units.  During the three months ended December 31, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USCI.  The total amount of the expense waiver was $32,364.  For the three months ended December 31, 2010, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $205,846 and after allowance for the expense waiver, totaled $173,482.

USCI also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or Treasuries.  During the three months ended December 31, 2010, total commissions paid to brokers amounted to $19,250.  As an annualized percentage of total net assets, the figure for the three months ended December 31, 2010 represents approximately 0.14% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USCI pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements.

Dividend and Interest Income.  USCI seeks to invest its assets such that it holds Futures Contracts and Other Commodity-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require USCI to pay the full amount of the contract value at the time of purchase, but rather require USCI to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, USCI retains an amount that is approximately equal to its total net assets, which USCI invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USCI’s Custodian.  The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the three months ended December 31, 2010, USCI earned $10,619 in dividend and interest income on such cash and/or cash equivalents.  Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.08%.  USCI purchased Treasuries during the three months ended December 31, 2010 and also held cash and/or cash equivalents during this time period.

Portfolio Holdings

During the period from USCI’s commencement of operations on August 10, 2010 to December 31, 2010, USCI’s portfolio held at all times Futures Contracts based on 14 different commodities.  Due to changes in the composition of the Commodity Index, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The Commodity Index” below).  The table below lists the Benchmark Component Futures Contracts held during this time period.

Benchmark Component Futures Contracts

	As of Commencement	As of	As of	As of	As of	As of
Commodity	of Operations	31-Aug-10	30-Sep-10	30-Oct-10	30-Nov-10	31-Dec-10
Crude Oil (Brent)	-	-	-	-	-	•
Crude Oil (WTI)	•	-	-	-	-	-
Gas Oil	-	-	•	-	-	-
Heating Oil	-	-	-	-	-	-
Natural Gas	•	•	-	-	-	-
Unleaded Gasoline	-	•	•	•	•	•
Feeder Cattle	-	-	•	-	•	•
Lean Hogs	•	•	•	•	•	-
Live Cattle	-	-	-	•	•	-
Bean Oil	-	-	•	•	•	•
Corn	-	•	•	•	•	•
Soybeans	•	•	-	-	-	•
Soybean Meal	•	•	-	-	-	-
Wheat	-	•	•	-	-	•
Aluminum	-	-	-	-	-	-
Copper	•	-	•	•	•	•
Lead	-	-	-	-	-	•
Nickel	•	-	•	•	•	-
Tin	•	•	•	•	•	•
Zinc	-	-	-	-	-	-
Gold	•	•	-	•	•	-
Platinum	•	•	-	•	-	-
Silver	•	•	•	•	•	•
Cocoa	-	-	-	-	-	-
Coffee	•	•	•	•	•	•
Cotton	•	•	•	•	•	•
Sugar	•	•	•	•	•	•
Total Number of Benchmark
Component Futures Contracts	14	14	14	14	14	14
• = Component

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the table above with two changes.  First, the table below includes a column showing the change in the spot price of each of the 27 commodities as measured from USCI’s inception date, August 9, 2010, to December 31, 2010.  Second, while the table above lists the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price.  Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity.  This is due to two factors.  First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango.  Second, USCI may not have owned any such futures contract for the entire time period represented in the table below.  Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts

Commodity	As of Commencement of Operations 8/9/2010	As of 9/1/2010	As of 10/1/2010	As of 11/1/2010	As of 12/1/2010	Spot Price Performance since USCI inception *
Sugar	•	•	•	•	•	81%
Cotton	•	•	•	•	•	72%
Silver	•	•	•	•	•	69%
Corn		•	•	•	•	56%
Coffee	•	•	•	•	•	42%
Soybean Oil			•	•	•	38%
Soybeans	•	•				33%
Copper	•		•	•	•	33%
Tin	•	•	•	•	•	27%
Soybean Meal	•	•				19%
Gold	•	•		•	•	18%
Heating Oil						18%
Lead						18%
Crude Oil (WTI)	•					17%
Live Cattle				•	•	16%
Unleaded Gasoline		•	•	•	•	16%
Zinc						15%
Platinum	•	•		•		15%
Aluminum						13%
Crude Oil (Brent)						12%
Gas Oil			•			12%
Wheat		•	•			11%
Nickel	•		•	•	•	9%
Feeder Cattle			•		•	5%
Natural Gas	•	•				2%
Cocoa						1%
Lean Hogs	•	•	•	•	•	-2%

• = Component * From 8/9/10 to 12/31/10 Source: Bloomberg

USCI’s management seeks to manage USCI’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the price of the Commodity Index, also on a percentage basis.  Specifically, USCI’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USCI’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Commodity Index.  As an example, if the average daily movement of the price of the Commodity Index for a particular 30-valuation day time period was 0.50% per day, USCI management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Commodity Index’s results). USCI’s portfolio management goals do not include trying to make the nominal price of USCI’s NAV equal to the nominal price of the Commodity Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity.  Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended December 31, 2010, the simple average daily change in the Commodity Index was 0.430%, while the simple average daily change in the NAV of USCI over the same time period was 0.431%.  The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the NAV was 0.404%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of USCI’s NAV versus the daily movement of the Commodity Index for the 30- valuation day period ended December 31, 2010.  The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts since inception.

Since the commencement of the offering of USCI’s units to the public on August 10, 2010 to December 31, 2010, the simple average daily change in the Commodity Index was 0.259%, while the simple average daily change in the NAV of USCI over the same time period was 0.256%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the NAV was 1.420%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USCI versus the return of the Commodity Index can be calculated by comparing the actual return of USCI, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USCI’s returns had been exactly the same as the daily changes in the price of the Commodity Index.

For the year ended December 31, 2010, the actual total return of USCI as measured by changes in its NAV was 28.74%. This is based on an initial NAV of $50.00 on August 9, 2010 and an ending NAV as of December 31, 2010 of $64.37. During this time period, USCI made no distributions to its unitholders.  However, if USCI’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Commodity Index, USCI would have had an estimated NAV of $64.491 as of December 31, 2010, for a total return over the relevant time period of 28.98%.  The difference between the actual NAV total return of USCI of 28.74% and the expected total return based on the Commodity Index of 28.98% was an error over the time period of (0.24)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage.  Management believes that a portion of the difference between the actual return and the expected Commodity Index return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings.  During the year ended December 31, 2010, USCI received dividend and interest income of $11,079, which is equivalent to a weighted average income rate of 0.07% for such period.  In addition, during the year ended December 31, 2010, USCI also collected $15,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to USCI’s actual return.  However, if the total assets of USCI continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.  During the year ended December 31, 2010, USCI incurred net expenses of $195,487. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(169,408), which is equivalent to a weighted average net income rate of -1.08% for the year ended December 31, 2010.

There are currently three factors that have impacted or are most likely to impact USCI’s ability to accurately track the Commodity Index.

First, USCI may buy or sell its holdings in the then current Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which USCI executes the trade.  In that case, USCI may pay a price that is higher, or lower, than that of the Benchmark Component Futures Contracts, which could cause the changes in the daily NAV of USCI to either be too high or too low relative to the changes in the price of the Commodity Index.  During the year ended December 31, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price.  However, it may not always be possible for USCI to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USCI’s attempt to track the Commodity Index over time.

Second, USCI earns dividend and interest income on its cash, cash equivalents and Treasury holdings.  USCI is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the year ended December 31, 2010.  Interest payments, and any other income, were retained within the portfolio and added to USCI’s NAV.  At the same time, USCI incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees).  The calculation of the Commodity Index includes an interest portion, calculated daily using the 90 Day U.S. Treasury Bill’s total return, but does not include an expense component.  When USCI’s income exceeds the sum of USCI’s expenses by the yield on the 90 Day U.S. Treasury Bill, USCI realizes a net yield that tends to cause daily changes in the NAV of USCI to track slightly higher than daily changes in the price of the Commodity Index.  If this net yield is lower than the yield on the 90 Day U.S. Treasury Bill, that tends to cause daily changes in the NAV of USCI to track slightly lower than daily changes in the price of the Commodity Index.  During the year ended December 31, 2010, USCI earned, on an annualized basis, approximately 0.07% on its cash holdings.  It also incurred cash expenses on an annualized basis of 0.95% for management fees and approximately 0.15% in brokerage commission costs related to the purchase and sale of Futures Contracts, and 0.15% for other expenses.  The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -1.18% and affected USCI’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease.  Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase.  When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Commodity Index.

Third, USCI may hold Futures Contracts in a particular commodity other than the one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments in its portfolio that may fail to closely track the Commodity Index’s total return movements.  For example, if for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2011, it is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2011.  Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2011.  As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2011. Finally, USCI could hold Other Commodity-Related Investments.  In any of these cases, the error in tracking the Commodity Index could result in daily changes in the NAV of USCI that are either too high, or too low, relative to the daily changes in the price of the Commodity Index.  During the year ended December 31, 2010, USCI did not hold any Other Commodity-Related Investments, but did, at times and for short holding periods, hold Futures Contracts that were in months other than the months specified as the Benchmark Component Futures Contract.  If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Hypothetical Performance of the Index

The table and chart below show the hypothetical performance of the Commodity Index from December 31, 1997 through December 31, 2010.

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

USCF HAS HAD NO EXPERIENCE IN TRADING DIVERSIFIED BASKETS OF COMMODITY FUTURES FOR ITSELF OR FOR CUSTOMERS. BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

Since the Commodity Index was launched on December 18, 2009, there is no actual performance history of the Commodity Index to present. However, the components of the Commodity Index and the weighting of the components of the Commodity Index are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the Commodity Index would have performed during the prior 10 years had it been in effect during such time period. The performance data does not reflect any management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Commodity Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period
from December 31, 1997 through December 31, 2010

Year	Ending Level	Annual Return
1997	225.02	5.59%
1998	185.54	-17.54%
1999	236.42	27.42%
2000	331.11	40.05%
2001	303.46	-8.35%
2002	380.07	25.25%
2003	479.25	26.09%
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	-22.58%
2009	1,532.84	30.37%
2010	1,852.04	20.82%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Dynamic Commodity Index Year-Over-Year
Hypothetical Total Returns (1998 – 12/31/2010)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes over a 10 year period.

	Hypothetical and Historical Results for the 10-year period from December 31, 2000 through December 31, 2010
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	76%	19%	274%	459%
Average Annual return (total)	7.92%	5.73%	16.20%	20.60%
Annualized volatility	17.62%	24.99%	19.64%	17.00%
Annualized Sharpe Ratio	0.32	0.14	0.70	1.06

The table immediately above shows the performance of the Commodity Index from December 31, 2000 through December 31, 2010 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The data for the SDCI Total Return Index is derived by using the Commodity Index’s calculation methodology with historical prices for the futures contracts comprising the Commodity Index.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 2000 to December 31, 2010; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of twelve; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then it’s Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS
10 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,
DB LCI OY TR, and the Hypothetical Returns of the SDCI TR
(12/31/00 – 12/31/10)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,
DB LCI OY TR, and the Hypothetical Returns of the SDCI TR
(12/31/05 – 12/31/10)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates.  The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust’s financial statements and related disclosures and has determined that the valuation of Commodity Interests that are not traded on a United States or internationally recognized futures exchange (such as swaps and other over-the-counter contracts) involves a critical accounting policy.  The values which are used by USCI for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.  In addition, USCI estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents.  These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USCI currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents.  USCI has allocated substantially all of its net assets to trading in Commodity Interests.  USCI invests in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Commodity Interests.  A significant portion of USCI’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Commodity Interests.  The balance of the net assets is held in USCI’s account at the Custodian. Income received from USCI’s money market funds is paid to USCI.  During the year ended December 31, 2010, USCI’s expenses exceeded the income USCI earned and the cash earned from the sale of Creation Baskets.  During the year ended December 31, 2010, USCI was forced to use other assets to pay cash expenses, which could cause a drop in USCI’s NAV over time.  To the extent expenses exceed income USCI’s NAV will be negatively impacted.

USCI’s investments in Commodity Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit.  Such market conditions could prevent USCI from promptly liquidating its positions in Futures Contracts.  During the year ended December 31, 2010, USCI was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USCI cannot predict whether such an event may occur in the future.

Prior to the initial offering of USCI, all payments with respect to USCI’s expenses were paid by USCF.  USCI does not have an obligation or intention to refund such payments by USCF.  USCF is under no obligation to pay USCI’s current or future expenses.  Since the initial offering of units, USCI has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (iv) other expenses, including certain tax reporting costs, (v) the fees of the Trustee in connection with its services as Delaware trustee of the Trust and (vi) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of the Marketing Agent, Administrator and Custodian, the trading advisory and licensing fees of SummerHaven and offering expenses relating to the initial offering of units.  If USCF and USCI are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USCI will terminate and investors may lose all or part of their investment.

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

USCI’s exposure to market risk depends on a number of factors, including the markets for commodities, the volatility of interest rates and foreign exchange rates, the liquidity of the Commodity Interest markets and the relationships among the contracts held by USCI.  The limited experience that USCI has had in utilizing its model to trade in Commodity Interests in a manner intended to track the changes in the Commodity Index, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USCI enters into Futures Contracts and Other Commodity-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations.  The counterparty for the Futures Contracts traded on the Futures Exchanges is the clearinghouse associated with the particular exchange.  In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.  Unlike in the case of exchange-traded Futures Contracts, the counterparty to an over-the-counter Commodity Interest contract is generally a single bank or other financial institution.  As a result, there will be greater counterparty credit risk in over-the-counter transactions.  There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USCI in such circumstances.

USCF attempts to manage the credit risk of USCI by following various trading limitations and policies.  In particular, USCI generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Commodity-Related Investments it holds.  USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USCI to limit its credit exposure.  Newedge, USCI’s commodity broker, or any other broker that may be retained by USCI in the future, when acting as USCI’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USCI, all assets of USCI relating to domestic Futures Contracts trading.  These futures commission merchants are not allowed to commingle USCI’s assets with their other assets.  In addition, the CFTC requires commodity brokers to hold in a secure account USCI’s assets related to foreign Futures Contracts trading. During the year ended December 31, 2010, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange.  Those Futures Contracts are denominated in U.S. dollars.

If, in the future, USCI purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2010, USCI had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $95,669,058.  This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of December 31, 2010, neither the Trust nor USCI has any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USCI.  While USCI’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USCI’s financial position.

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

Contractual Obligations

USCI’s primary contractual obligations are with USCF and certain other service providers.  USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of USCI’s NAV, currently 0.95% of its average net assets.  USCI is also responsible for all ongoing fees, costs and expenses of its operation, including:

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

•	payment for routine services of the Trustee, legal counsel and independent accountants;

•	payment for fees associated with tax accounting and reporting, routine accounting, bookkeeping, whether performed by an outside service provider or by affiliates of USCF;

•	costs and expenses associated with investor relations and services;

•	the payment of any distributions related to redemption of units;

•	payment of all federal, state, local or foreign taxes payable on the income, assets or operations of USCI and the preparation of all tax returns related thereto; and

•
extraordinary expenses (including, but not limited to, indemnification of any person against liabilities and obligations to the extent permitted by law and required under the Trust Agreement and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expense and the settlement of claims and litigation).

While USCF has agreed to pay registration fees to the SEC, FINRA, NYSE Arca or any other regulatory agency or exchange in connection with the initial offer and sale of the units and the legal, printing, accounting and other expenses associated with such registration, USCI is responsible for any registration fees and related expenses incurred in connection with any subsequent offer and sale of its units after the initial offering of units.

USCI pays its own brokerage and other transaction costs.  USCI pays fees to futures commission merchants in connection with its transactions in Futures Contracts.  Futures commission merchant fees were 0.15% for the year ended December 31, 2010 for USCI.  In general, transaction costs on over-the-counter Commodity Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.  USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through at least March 31, 2011.  USCF has no obligation to continue such payments into subsequent periods.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USCI’s NAVs and trading levels to meet its investment objective will not be known until a future date.  These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USCI’s existence.  Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of December 31, 2010, USCI’s portfolio consisted of 1,814 Futures Contracts traded on the Futures Exchanges.  For a list of USCI’s current holdings, please see USCI’s website at www.unitedstatescommodityindexfund.com.  See “-Portfolio Holdings” for a complete list of Futures Contracts held by USCI during the year ended December 31, 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, USCI may purchase over-the-counter contracts.  Unlike most exchange-traded Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

The creditworthiness of each potential counterparty is assessed by USCF.  USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the Board.  Furthermore, USCF on behalf of USCI only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC.  Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF.

USCI anticipates that the use of Other Commodity-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USCI.  However, there can be no assurance of this.  Over-the-counter contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact USCI’s ability to successfully track the Commodity Index.

USCI may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Commodity Index.  USCI would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.  The effect of holding such combined positions is to adjust the sensitivity of USCI to changes in the price relationship between futures contracts which will expire sooner and those that will expire later.  USCI would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USCI, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in commodity prices.  USCI would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option.  The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USCI would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of USCI or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in commodity prices.

During the year ended December 31, 2010, USCI did not employ any hedging methods such as those described above since all of its investments were made over an exchange.  Therefore, during such period, USCI was not exposed to counterparty risk.

Item 8.	Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Report of Independent Registered Public Accounting Firm

To the Sponsor of
United States Commodity Index Funds Trust

We have audited the accompanying statements of financial condition of United States Commodity Index Funds Trust (the “Trust”) and United States Commodity Index Fund (the “Initial Series”), in total and for the Initial Series as of December 31, 2010 and 2009, including the schedule of investments as of December 31, 2010, and the related statements of operations, changes in capital and cash flows for the year ended December 31, 2010 and the period from December 21, 2009 (inception) to December 31, 2009. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Commodity Index Funds Trust and United States Commodity Index Fund as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the year ended December 31, 2010 and the period from December 21, 2009 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
March 30, 2011

United States Commodity Index Funds Trust
Statements of Financial Condition
At December 31, 2010 and 2009

	December 31, 2010		December 31, 2009
	United States Commodity Index Fund*	United States Commodity Index Funds Trust	United States Commodity Index Funds Trust
Assets
Cash and cash equivalents (Note 6)	$87,443,112	$87,443,112	$1,000
Equity in Newedge trading accounts:
Cash	8,225,946	8,225,946	-
Unrealized gain on open commodity futures contracts	7,417,317	7,417,317	-
Receivable from Sponsor (Note 4)	51,397	51,397	-
Dividend receivable	505	505	-

Total assets	$103,138,277	$103,138,277	$1,000

Liabilities and Capital
Management fees payable (Note 4)	$66,026	$66,026	$-
Professional fees payable	74,832	74,832	-
Brokerage commissions payable	5,085	5,085	-

Total liabilities	145,943	145,943	-

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000	1,000
Unitholders	102,991,334	102,991,334	-
Total Capital	102,992,334	102,992,334	1,000

Total liabilities and capital	$103,138,277	$103,138,277	$1,000

Units outstanding	1,600,020	1,600,020	-
Net asset value per unit	$64.37
Market value per unit	$64.50

* The inception of the United States Commodity Index Fund was April 1, 2010.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2010

United States Commodity Index Fund*

		Gain (Loss) on
	Number of	Open Commodity	% of
	Contracts	Contracts	Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO contracts, expire March 2011	78	$60,860	0.06
ICE-US Cotton Futures CT contracts, expire March 2011	103	736,285	0.71
LME Nickel Futures LN contracts, expire March 2011	6	84,312	0.08
ICE-US Sugar #11 Futures SB contracts, expire May 2011	213	687,467	0.67
LME Nickel Futures LN contracts, expire June 2011	50	429,156	0.42
ICE-US Coffee-C Futures KC contracts, expire July 2011	82	948,281	0.92
LME Tin Futures LT contracts, expire July 2011	55	559,210	0.54
LME Lead Futures LL contracts, expire August 2011	113	46,300	0.05
	700	3,551,871	3.45
United States Contracts
CME Feeder Cattle Futures FC contracts, expire March 2011	119	215,138	0.21
CBOT Soybean Oil Futures BO contracts, expire May 2011	211	915,858	0.89
CMX Silver Futures SI contracts, expire May 2011	48	1,173,460	1.14
CBOT Corn Futures C contracts, expire September 2011	250	732,138	0.71
CBOT Wheat Futures W contracts, expire September 2011	173	3,088	0.00
CMX Copper Futures HG contracts, expire September 2011	69	884,637	0.86
CBOT Soybean S Futures BO contracts, expire November 2011	114	144,550	0.14
NYMEX RBOB Gasoline Futures XB contracts, expire November 2011	17	34,150	0.03
NYMEX RBOB Gasoline Futures XB contracts, expire December 2011	57	89,695	0.09
	1,058	4,192,714	4.07

Open Futures Contracts - Short**
Foreign Contracts
LME Nickel Futures LN contracts, expire March 2011	6	(145,926)	(0.14)
LME Nickel Futures LN contracts, expire June 2011	50	(181,342)	(0.18)
	56	(327,268)	(0.32)
Total Open Futures Contracts	1,814	$7,417,317	7.20

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bill, 0.10%, 2/10/2011	$28,000,000	$27,996,889	27.19
U.S. Treasury Bill, 0.11%, 3/17/2011	15,000,000	14,996,562	14.56
U.S. Treasury Bill, 0.10%, 4/07/2011	18,000,000	17,995,440	17.47
Total Cash Equivalents		$60,988,891	59.22

*	The inception of the United States Commodity Index Fund was April 1, 2010.
**
All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Index).

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Operations
For the year ended December 31, 2010 and the period from December 21, 2009 (inception) to December 31, 2009

	Year ended	Year ended	Period from December 21, 2009 to
	December 31, 2010	December 31, 2010	December 31, 2009
	United States	United States	United States
	Commodity	Commodity	Commodity
	Index Fund*	Index Funds Trust	Index Funds Trust
Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$3,273,577	$3,273,577	$-
Change in unrealized gain on open positions	7,417,317	7,417,317	-
Interest income	11,079	11,079	-
Other income	15,000	15,000	-

Total income	10,716,973	10,716,973	-

Expenses
Management fees (Note 4)	148,421	148,421	-
Professional fees	74,831	74,831	-
Brokerage commissions	23,632	23,632	-

Total expenses	246,884	246,884	-

Expense waiver (Note 4)	(51,397)	(51,397)	-

Net expenses	195,487	195,487	-

Net income	$10,521,486	$10,521,486	$-
Net income per unit	$14.37
Net income per weighted average unit	$15.60
Weighted average units outstanding	674,325

* The inception of the United States Commodity Index Fund was April 1, 2010.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Changes in Capital
For the year ended December 31, 2010 and the period from December 21, 2009 (inception) to December 31, 2009

	United States Commodity Index Fund*			United States Commodity Index Funds
	Sponsor	Unitholders	Total	Trust

Balances, at Inception (December 21, 2009)	$-	$-	$-	$-
Initial Contribution of Capital	-	-	-	1,000

Balances, at December 31, 2009	-	-	-	1,000
Transfer of interest (Note 3)	1,000	-	1,000	-
Additions	-	97,618,317	97,618,317	97,618,317
Redemptions	-	(5,148,469)	(5,148,469)	(5,148,469)
Net income	-	10,521,486	10,521,486	10,521,486

Balances, at December 31, 2010	$1,000	$102,991,334	$102,992,334	$102,992,334

Statements of Changes in Units Outstanding
For the period ended December 31, 2010

	United States Commodity Index Fund*			United States Commodity Index Funds
	Sponsor	Unitholders	Total	Trust

Balances, at Inception (December 21, 2009)	-	-	-	-
Additions	20	1,700,000	1,700,020	1,700,020
Redemptions	-	(100,000)	(100,000)	(100,000)

Units Outstanding, at December 31, 2010	20	1,600,000	1,600,020	1,600,020

Net Asset Value Per Unit:
At August 9, 2010**			$50.00
At December 31, 2010			$64.37

*The inception of the United States Commodity Index Fund was April 1, 2010.
** Commencement of operations of the United States Commodity Index Fund.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Cash Flows
For the year ended December 31, 2010 and the period from December 21, 2009 (inception) through December 31, 2009

	Year ended		Period from December 21, 2009 to
	December 31, 2010		December 31, 2009
	United States	United States	United States
	Commodity	Commodity	Commodity
	Index Fund*	Index Funds Trust	Index Funds Trust
Cash Flows from Operating Activities:
Net income	$10,521,486	$10,521,486	$-
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash	(8,225,946)	(8,225,946)	-
Unrealized gain on futures contracts	(7,417,317)	(7,417,317)	-
Increase in receivable from Sponsor	(51,397)	(51,397)	-
Increase in dividend receivable	(505)	(505)	-
Increase in management fees payable	66,026	66,026	-
Increase in professional fees payable	74,832	74,832	-
Increase in brokerage commissions payable	5,085	5,085	-
Net cash used in operating activities	(5,027,736)	(5,027,736)	-

Cash Flows from Financing Activities:
Addition of units	97,619,317	97,618,317	1,000
Redemption of units	(5,148,469)	(5,148,469)	-

Net cash provided by financing activities	92,470,848	92,469,848	1,000

Net Increase in Cash and Cash Equivalents	87,443,112	87,442,112	1,000

Cash and Cash Equivalents, beginning of period	-	1,000	-
Cash and Cash Equivalents, end of period	$87,443,112	$87,443,112	$1,000

* The inception of the United States Commodity Index Fund was April 1, 2010.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Notes to Financial Statements
For the year ended December 31, 2010 and the period from December 21, 2009 (inception) to December 31, 2009

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009.  The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), which is a commodity pool that issues units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  The Trust also includes three additional series, the United States Metals Index Fund (“USMI”), the United States Agriculture Index Fund (“USAI”) and the United States Copper Index Fund (“USCUI”), that may be publicly offered in the future, but USCI, which was formed on April 1, 2010, is currently the Trust’s only publicly offered series.  The Trust and USCI operate pursuant to the Amended and Restated Declaration of Trust and Trust Agreement dated as of April 1, 2010 (the “Trust Agreement”).  United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and USCI and is also responsible for the management of the Trust and USCI.

USCF has the power and authority to establish and designate one or more series (“Funds”) and to issue units thereof, from time to time as it deems necessary or desirable.  USCF has exclusive power to fix and determine the relative rights and preferences as between the units of any series as to right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights.  The term for which the Trust is to exist commenced on the date of the filing of the Certificate of Trust, and the Trust and any Fund will exist in perpetuity, unless earlier terminated in accordance with the provisions of the Trust Agreement.  Separate and distinct records must be maintained for each Fund and the assets associated with a Fund must be held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other Fund.  Each Fund is separate from all other Funds created as series of the Trust in respect of the assets and liabilities allocated to that Fund and represents a separate investment portfolio of the Trust.

The sole Trustee of the Trust is Wilmington Trust Company (the “Trustee”), a Delaware banking corporation.  The Trustee is unaffiliated with USCF.  The Trustee’s duties and liabilities with respect to the offering of units and the management of the Trust are limited to its express obligations under the Trust Agreement.

USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005.  The Trust and USCI have a fiscal year ending on December 31.

USCF is the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006,  “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.  As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.  USCF has also filed a registration statement to register units of USMI, USAI and USCUI, each of which is a series of the Trust.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily.  Unrealized gains or losses on open contracts are reflected in the statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.  Changes in the unrealized gains or losses between periods are reflected in the statement of operations.  USCI earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate.  In addition, USCI earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USCI is not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), USCI is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  USCI files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  USCI is not subject to income tax return examinations by major taxing authorities for years before 2009 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in USCI recording a tax liability that reduces net assets.  However, USCI’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USCI recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the year ended December 31, 2010.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USCI receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption.  The amounts due from Authorized Purchasers are reflected in USCI’s statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Trust Capital and Allocation of Income and Losses

Profit or loss shall be allocated among the unitholders of USCI in proportion to the number of units each investor holds as of the close of each month.  USCF may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

Calculation of Net Asset Value

USCI’s net asset value is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding.  USCI uses the closing prices on the relevant Futures Exchanges (as defined in Note 3 below) of the Futures Contracts (as defined in Note 3 below) that at any given time make up the SummerHaven Dynamic Commodity Index Total Return (the “Commodity Index”) (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but calculates or determines the value of all other USCI investments using market quotations, if available, or other information customarily used to determine the fair value of such investments.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires USCI’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period.  Actual results may differ from those estimates and assumptions.

NOTE 3 - TRUST SERIES

In connection with the execution of the Trust Agreement on April 1, 2010, USCI was designated as the first series of the Trust.  USCF contributed $1,000 to the Trust upon its formation on December 21, 2009, representing an initial contribution of capital to the Trust.  Following the designation of USCI as the first series of the Trust, the initial capital contribution of $1,000 was transferred from the Trust to USCI and deemed an initial contribution to USCI.  In connection with the commencement of USCI’s initial offering of units, USCF received 20 Sponsor’s Units of USCI in exchange for the previously received capital contribution, representing a beneficial ownership interest in USCI.

On July 30, 2010, USCI received a notice of effectiveness from the U.S. Securities and Exchange Commission (the “SEC”) for its registration of 50,000,000 units on Form S-1 with the SEC.  On August 10, 2010, USCI listed its units on the NYSE Arca under the ticker symbol “USCI”.  USCI established its initial NAV by setting the price at $50.00 per unit and issued 100,000 units in exchange for $5,000,000 on August 9, 2010.  USCI commenced investment operations on August 9, 2010 by purchasing Futures Contracts traded on the Futures Exchanges.  In order to satisfy NYSE Arca listing standards that at least 100,000 units be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price.  The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket.  USCF agreed not to resell the units comprising such basket except that it may require the initial Authorized Purchaser to repurchase all of these units at a per unit price equal to USCI’s per unit NAV within five days following written notice from USCF, subject to the conditions that: (i) on the date of repurchase, the initial Authorized Purchaser must immediately redeem these units in accordance with the terms of the Authorized Purchaser Agreement and (ii) immediately following such redemption at least 100,000 units of USCI remain outstanding.  USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the units comprising such basket in accordance with the specified conditions noted above.

USCI’s trading advisor is SummerHaven Investment Management, LLC (“SummerHaven”), a Delaware limited liability company that is registered as a commodity trading advisor and CPO with the CFTC and is a member of the NFA. SummerHaven provides advisory services to USCF with respect to the Commodity Index and the investment decisions of USCI.

The Trustee accepts service of legal process on the Trust in the State of Delaware and makes certain filings under the Delaware Statutory Trust Act.  The Trustee does not owe any other duties to the Trust, USCF or the unitholders.

The investment objective of USCI is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the Commodity Index, less USCI’s expenses.  USCI accomplishes its objective through investments in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”).  As of December 31, 2010, USCI held 1,814 Futures Contracts.

NOTE 4 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of USCI in accordance with the objectives and policies of USCI.  In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to USCI. USCI is contractually obligated to pay USCF a fee for these services, which is paid monthly, equal to 0.95% per annum of average daily net assets.

Trustee Fee

The Trustee is the Delaware trustee of the Trust.  In connection with the Trustee’s services, USCI is responsible for paying the Trustee’s annual fees in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

USCI pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.   These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale.  During the year ended December 31, 2010, USCI did not incur any registration fees or other offering expenses.

Investor Tax Reporting Cost

USCI pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements.  These costs were approximately $180,000 for the year ended December 31, 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USCI pays all brokerage fees and other expenses in connection with the operation of USCI, excluding costs and expenses paid by USCF as outlined in Note 5 below.  USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through at least March 31, 2011.  USCF has no obligation to continue such payments into subsequent periods.

NOTE 5 - CONTRACTS AND AGREEMENTS

USCF and the Trust, each on its own behalf and on behalf of USCI, are party to a marketing agent agreement, dated as of July 22, 2010, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for USCI as outlined in the agreement.  The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on USCI’s assets up to $3 billion and 0.04% on USCI’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USCF and the Trust, on its own behalf and on behalf of USCI, are also party to a custodian agreement, dated July 22, 2010, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of USCI.  USCF pays the fees of the custodian, which are determined by the parties from time to time.  In addition, USCF and the Trust, on its own behalf and on behalf of USCI, are party to an administrative agency agreement, dated July 22, 2010, as amended from time to time, with BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USCI.  USCF also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USCI and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services.  In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USCI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets, (b) 0.0465% for USCI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USCI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets exceed $1 billion.  The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

USCF is party to an advisory agreement, dated December 11, 2009, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to USCF with respect to the Commodity Index and investment decisions for USCI.  SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Commodity Index, anticipated changes to the Commodity Index and the nature of the Commodity Index’s current or anticipated component securities.  For these services, USCF pays SummerHaven a fee based on a percentage of the average daily assets of USCI that are equal to the percentage fees paid to USCF by USCI minus 0.14%, with that result multiplied by 0.5, minus 0.06% to arrive at the actual fee paid.

USCF is also party to a licensing agreement, dated December 11, 2009, as amended from time to time, with SummerHaven whereby SummerHaven sub-licensed to USCI the use of certain names and marks, including the Commodity Index, for which SummerHaven has a sub-license from SummerHaven Index Management, LLC, the owner of the Commodity Index.  Under the licensing agreement, USCF paid SummerHaven an annual fee of $30,000 for the year ended December 31, 2010 and will pay $15,000 annually in subsequent years, plus an annual fee of 0.06% of the average daily assets of USCI.

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

Through December 31, 2010, all of the Futures Contracts held by USCI were exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties.  However, in the future, if USCI were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction.  USCI has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, USCI bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USCI’s cash in money market funds that seek to maintain a stable net asset value. USCI is exposed to any risk of loss associated with an investment in these money market funds. As of December 31, 2010, USCI had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $95,669,058.  This amount is subject to loss should these institutions cease operations.

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

The financial instruments held by USCI are reported in its statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the year ended December 31, 2010.  This information has been derived from information presented in the financial statements.

Year ended December 31, 2010

Per Unit Operating Performance:

Net asset value, beginning of year	$50.00
Total income	14.66
Total expenses	(0.29)
Net increase in net asset value	14.37
Net asset value, end of year	$64.37

Total Return	28.74%

Ratios to Average Net Assets
Total income	27.06%
Management fees*	0.95%
Total expenses excluding management fees*	0.63%
Expenses waived*	(0.33)%
Net expenses excluding management fees*	0.30%
Net income	26.57%

* Annualized

Total returns are calculated based on the change in value during the period.  An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USCI.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended September 30 and December 31, 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2010	2010	2010	2010
Total Income	$-	$-	$1,008,704	$9,708,269
Total Expenses	-	-	41,038	205,846
Expense Waivers	-	-	(19,033)	(32,364)
Net Expenses	-	-	22,005	173,482
Net Income	$-	$-	$986,699	$9,534,787
Net Income per Unit	$-	$-	$4.17	$10.20

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

USCI values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement.  ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of USCI (observable inputs) and (2) USCI’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USCI’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$60,988,891	$60,988,891	$-	$-
Exchange-Traded Futures Contracts
Foreign Contracts	3,224,603	3,224,603	-	-
United States Contracts	4,192,714	4,192,714	-	-

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

USCI has adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging (“ASC 815”), which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not	Statement of	Fair Value
Accounted for as	Financial	At
Hedging	Condition	December 31,
Instruments	Location	2010

Futures -
Commodity Contracts	Assets	$7,417,317

The Effect of Derivative Instruments on the Statements of Operations

For the year ended
December 31, 2010
	Location of	Realized	Change in
Derivatives not	Gain or (Loss)	Gain or (Loss)	Unrealized
Accounted for as	on Derivatives	on Derivatives	Gain or (Loss)
Hedging	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income

Futures -	Realized gain	$3,273,577
Commodity Contracts	on closed positions

	Change in unrealized gain on open positions		$7,417,317

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 – SUBSEQUENT EVENTS

USCI has performed an evaluation of subsequent events through the date the financial statements were issued.  This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	119

Consolidated Statements of Financial Condition	120

Notes to Consolidated Statements of Financial Condition	121

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
United States Commodity Funds LLC and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of United States Commodity Funds LLC and Subsidiaries (the “Company”) as of December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the statements of financial condition are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of financial condition, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement of financial condition presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Commodity Funds LLC and Subsidiaries as of December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 29, 2011

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2010 AND 2009

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$1,638,272	$1,789,182
Management fees receivable	2,144,425	2,973,237
Investments (Notes 2 and 4)	4,985	43,304
Other assets	3,191	4,171

Total assets	$3,790,873	$4,809,894

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$491,774	$505,858
Income tax payable	283,820	181,031
Expense waiver payable (Note 3)	942,100	811,004

Total liabilities	1,717,694	1,497,893

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

EQUITY:
Member's equity (Notes 3 and 7)	2,072,199	3,310,041
Noncontrolling interests (Note 3)	980	1,960

Total equity	2,073,179	3,312,001

Total liabilities and equity	$3,790,873	$4,809,894

The accompanying notes are an integral part of this statement.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -          ORGANIZATION AND OPERATION

Victoria Bay Asset Management, LLC was formed as a single-member limited liability company in the State of Delaware on May 10, 2005. On June 13, 2008, Victoria Bay Asset Management, LLC changed its name to United States Commodity Funds LLC (the “Company”).  The Company is the General Partner (the “General Partner”) of United States Oil Fund, LP (“USOF”), United States Natural Gas Fund, LP (“USNG”), United States Heating Oil Fund, LP (“USHO”), United States Gasoline Fund, LP (“USG”), United States 12 Month Oil Fund, LP (“US12OF”), United States 12 Month Natural Gas Fund, LP (“US12NG”), United States Short Oil Fund, LP (“USSO”), United States Brent Oil Fund, LP (“USBO”), United States Short Natural Gas Fund, LP (“USSNG”), and is the Sponsor (“Sponsor”) of United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (“Trust”).  The Company is registered as a commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). USOF, USNG, USHO, USG, US12OF, US12NG, USSO and USBO (collectively, the “Funds”) are commodity pools registered with the CFTC and members of the NFA that issue units that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbols “USO,” “UNG,” “UHN,” “UGA,” “USL,” “UNL,” “DNO” and “BNO.”  USCI is a commodity pool registered with the CFTC and members of the NFA that issues units that may be purchased and sold on the NYSE Arca under the ticker symbol “USCI.”  The United States Metals Index Fund (“USMI”), United States Agriculture Index Fund (“USAI”) and the United States Copper Index Fund (“USCUI”), also each a series of the Trust, will also be commodity pools and are in the process of registering their units to be purchased and sold on the NYSE ARCA.  USSNG is a commodity pool that has been formed but has not yet begun the process of registering its units.

USOF began trading on April 10, 2006 by purchasing futures contracts for light, sweet crude oil that are traded on the New York Mercantile Exchange (the “Exchange”).  The investment objective of USOF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light sweet crude oil traded on the Exchange, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USOF’s expenses.  USOF seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other oil interests such as cash-settled options on futures contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, futures contracts and indices based on the foregoing.

USNG began trading on April 18, 2007 by purchasing futures contracts for natural gas that are traded on the Exchange.  The investment objective of USNG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered to the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USNG’s expenses.   USNG seeks to accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other natural gas-related investments such as cash-settled options on futures contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -          ORGANIZATION AND OPERATION (continued)

US12OF began trading on December 6, 2007 by purchasing futures contracts for light, sweet crude oil that are traded on the Exchange.  The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on crude oil traded on the Exchange, consisting of the near month contract to expire and the contracts for the following eleven months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following eleven consecutive months, less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted.  US12OF seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the Exchange and or other U.S. and foreign exchanges and other oil interests such as cash-settled options on futures contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, futures contracts and indices based on the foregoing.

USG began trading on February 26, 2008 by purchasing futures contracts on gasoline that are traded on the Exchange.  The investment objective of USG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of unleaded gasoline, as measured by the changes in the price of the futures contract on gasoline traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less USG’s expenses. USG seeks to accomplish its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other gasoline-related investments such as cash-settled options on futures contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

USHO began trading on April 9, 2008 by purchasing futures contracts on heating oil that are traded on the Exchange.  The investment objective of USHO is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of heating oil, as measured by the changes in the price of the futures contract on heating oil traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less USHO’s expenses. USHO seeks to accomplish its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other heating oil-related investments such as cash-settled options on futures contracts, forward contracts for heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -                      ORGANIZATION AND OPERATION (continued)

USSO began trading on September 24, 2009 by selling futures contracts on light, sweet crude oil that are traded on the Exchange.  The investment objective of USSO is for the changes in percentage terms of its units’ net asset value to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USSO’s expenses. USSO accomplishes its objective through taking short positions in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, futures contracts and indices based on the foregoing.

US12NG began trading on November 18, 2009 by purchasing futures contracts for natural gas that are traded on the Exchange.  The investment objective of US12NG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the Exchange, consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses.  When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted.  US12NG seeks to accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other natural gas-related investments such as cash-settled options on futures contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

USBO began trading on June 2, 2010 by purchasing futures contracts for brent oil that are traded on the Exchange.  The investment objective of USBO is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract on Brent crude oil as traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USBO’s expenses.  USBO accomplishes its objective through investments in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, NYMEX, or other U.S. and foreign exchanges, and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing.

USCI began trading on August 10, 2010 by purchasing futures contracts traded on the New York Mercantile Exchange (“NYMEX”), ICE Futures Exchange (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”) and the Commodity Exchange, Inc. (“COMEX”).  The investment objective of USCI is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total Return (the “Commodity Index”), less USCI’s expenses.  The Commodity Index is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the Commodity Index are referred to herein as “Benchmark Component Futures Contracts.”  USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter, to comply with regulatory requirements or in view of market conditions, in Other Commodity-Related Investments intended to replicate the return on the Benchmark Component Futures Contracts, including cleared swap contracts and other over-the-counter transactions, and in other Futures Contracts.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -          ORGANIZATION AND OPERATION (concluded)

As of December 31 2010, USSNG had not formally begun operations.

The Company is a wholly owned subsidiary of Wainwright Holdings, Inc. (“Wainwright”), a Delaware corporation.  Wainwright is a holding company that is controlled by the president of the Company and served as the initial limited partner of the Funds.  It also serves as the initial limited partner for USSNG.

As the General Partner of the Funds and Sponsor, the Company is required to evaluate the credit risk of the Funds to their futures commission merchant, oversee the purchases and sales of the Funds’ and USCI’s units by certain “authorized purchasers,” review the daily positions and margin requirements of the Funds and USCI, and manage the Funds’ and USCI’s investments. The Company also pays continuing service fees to the marketing agent for communicating with the authorized purchasers.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Company, as General Partner of the Funds and USSNG, has included the accounts of USSNG since its inception in the consolidated financial statements. The Company has recorded a noncontrolling interest for the amount directly owned by the limited partner (representing the limited partner interest owned by Wainwright).  Subsequent to the Funds commencing operations, the Company and Wainwright redeemed their partnership interests. Therefore, as of December 31, 2010, the accounts of each of the Funds were no longer included in the accompanying consolidated statement of financial condition.  All intercompany accounts and balances have been eliminated in consolidation.

In December 2007, the FASB issued FASB ASC Topic 810-10-65, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  FASB ASC Topic 810-10-65 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, FASB ASC Topic 810-10-65 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. FASB ASC Topic 810-10-65 is effective for fiscal years beginning after December 15, 2008. Adoption on January 1, 2009, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.  The minority interests previously reflected in the Company’s financial statements have been reclassified to conform to the current presentation.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company recognizes revenue in the period earned under the terms of the Funds’ respective Limited Partnership Agreements and Trust Agreement, as amended from time to time (the “Agreements”). These Agreements provide for fees based upon a percentage of the daily average net asset value of the Funds and USCI.  In connection with the Funds’ and USCI’s trading activities, commodity futures contracts, cleared swap contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts are reflected in the statement of financial condition and represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations.

The Company earns interest on its assets on deposit at the broker at the 90-day Treasury bill rate for deposits denominated in U.S. dollars.  In addition, the Funds earn interest on funds held with their custodian at prevailing market rates earned on such investments.

Management fee

Under the Funds’ respective Agreements, the Company is responsible for investing the assets of the Funds and USCI in accordance with the objectives and policies of the Funds and USCI.  In addition, the Company has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds and USCI.  For these services, the Funds and USCI are contractually obligated to pay the Company a management fee, which is paid monthly, based on the average daily net assets of the Funds and USCI.  USOF pays a management fee of 0.45% per annum on its average daily net assets.  USNG pays a fee equal to 0.60% per annum on average daily net assets of $1,000,000,000 or less and 0.50% of average daily net assets that are greater than $1,000,000,000.  US12OF, USHO, USG and USSO each pay a fee of 0.60% per annum on their average daily net assets.  Since inception through April 30, 2010 the Company has been charging US12NG a management fee at a reduced rate of 0.60% per annum of average daily net assets. Effective May 1, 2010, the Company resumed charging its standard rate of 0.75% per annum of average daily net assets. The difference of 0.15% per annum of average daily net assets since inception through April 30, 2010 has been waived by the Company and will not be recouped from US12NG.  USBO pays a management fee of 0.75% per annum on its average daily net assets.  USCI pays a management fee of 0.95% per annum on its average daily net assets.

The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after their initial registration and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses of the independent directors.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments and Valuation of Investments

The Company’s investments in common stock are classified as available-for-sale-securities and are considered to be held for an indefinite period.  Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Available-for-sale-securities are recorded at fair value on the statement of financial condition, with the change in fair value excluded from earnings and recorded as a component of other comprehensive income (loss) included in member’s equity.  Unrealized holding gains on such securities, which were added to member’s equity was $16,133 and $8725, for the years ended December 31, 2010 and 2009 (see Note 7).

Realized gains or losses are recorded upon disposition of investments calculated based upon the difference between the proceeds and the cost basis determined using the specific identification method.

The Company values its investments in accordance with FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“FASB ASC Topic 820”).  FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to past practice resulting from the application of FASB ASC Topic 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. FASB ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and (2) the Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the FASB ASC Topic 820 hierarchy are as follows:

Level I - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III - Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available. In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.  The Company’s adoption of FASB ASC Topic 820 did not have a material effect on its consolidated financial position, results of operations or liquidity.

In March 2008, the FASB released FASB ASC Topic 815-10, Disclosures about Derivative Instruments and Hedging Activities.  FASB ASC Topic 815-10 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Brokerage commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Additions and redemptions

Authorized purchasers may purchase creation baskets of the Funds and USCI only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.  Authorized purchasers may redeem units from the Funds and USCI only in blocks of 100,000 units called “Redemption Baskets.”  The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Funds’ units in the Redemption Basket as of the end of each business day.

The Funds and USCI receive or pay the proceeds from units sold or redeemed within three business days after the trade-date of the purchase or redemption.  The amounts due from authorized purchasers are reflected in the Funds’ and USCI’s statement of financial condition as receivables for units sold, and amounts payable to authorized purchasers upon redemption are reflected as payable for units redeemed.

Partnership capital and allocation of partnership income and losses

Profit or loss shall be allocated among the partners of the Funds in proportion to the number of units each partner holds as of the close of each month.  The Company, when it serves in a capacity as a General Partner, may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreements.

Calculation of net asset value

The Funds and USCI calculate their net asset value on each NYSE Arca trading day by taking the current market value of their total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding.  The Funds and USCI use the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Cash equivalents

Cash equivalents are highly liquid investments with original maturity dates of three months or less.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation.  The Company files a consolidated federal income tax return with Wainwright and provides for income taxes as if the Company filed separately.  The Company, however, does not file on a consolidated basis for state income tax purposes.  The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Classification (“ASC”) Topic 740-10, Accounting for Income Taxes (“FASB ASC Topic 740-10”).  Under the asset and liability method of FASB ASC Topic 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences or benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Effective January 1, 2008, the Company adopted FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes (“FASB ASC Topic 740-10”), which establishes that a tax position taken or expected to be taken in a tax return is to be recognized in the consolidated financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FASB ASC Topic 740-10 is effective for private companies for fiscal years beginning after December 15, 2008. The Company’s adoption of FASB ASC Topic 740-10 did not have a material effect on its consolidated financial position, results of operations or liquidity.

Fund startup expenses

The Company expenses all startup expenses associated with the registration of each fund.  Fund startup expenses include offering costs relating to the initial registration of units and include, but are not limited to, legal fees pertaining to the initial registration of units, SEC and FINRA registration fees, initial fees paid to be listed on an exchange and other similar costs.

Recent accounting pronouncements

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.

In February 2010, the FASB issued ASU 2010-10, Consolidation (Topic 810) – Amendments for Certain Investments Funds. This ASU amends certain provisions of ASC 810 pertaining to investments in variable interest entities to defer the effective date of ASU 2009-17 for certain investment entities and changes how decision makers and service providers determine whether their fees are variable interests. The amendments in ASU 2010-10 are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 did not have a material impact on the Company’s financial position.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent accounting pronouncements (concluded)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to present separately information about purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted.

NOTE 3 -          CAPITALIZATION AND RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company paid $8,068,312 and $4,891,036 in distributions to its member.

The Funds and USSNG were each capitalized with $1,000, of which the Company contributed $20 and Wainwright contributed $980.  The Trust was capitalized with $4,000 in 2010, for the capitalization of each series, which was contributed solely by the Company, which is included in cash and cash equivalents in the accompanying statement of financial condition.

In addition, the Company, as General Partner, through no obligation to do so, has agreed to pay certain expenses, including those relating to audit expenses and tax accounting and reporting requirements normally borne by USHO,  USG, USSO, US12NG, USBO and USCI to the extent that such expenses exceed 0.15% (15 basis points) of their NAV, on an annualized basis. The Company, as General Partner or Sponsor, has no obligation to continue such payments in subsequent years.

The Company’s consolidated statements of financial condition reflects noncontrolling interests in its subsidiaries as of December 31, 2010 and 2009.  A schedule of the noncontrolling interests is presented below:

	December 31,
	2010	2009

Limited partner interest in United States Short NaturalGas Fund, LP	$980	$980
Limited partner interest in United States Brent Oil Fund, LP	-	980

	$980	$1,960

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 4 -          FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of the Company’s investments at December 31, 2010 and 2009 using the fair value hierarchy:

At December 31, 2010:	Total	Level I	Level II	Level III

Investments	$4,985	$4,985	$-	$-

At December 31, 2009:	Total	Level I	Level II	Level III

Investments	$43,304	$43,304	$-	$-

NOTE 5 -          INCOME TAXES

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation.  The Company files a consolidated federal income tax return with Wainwright and provides for income taxes as if the Company filed separately.  The Company, however, does not file on a consolidated basis for state income tax purposes.  In connection with filing a consolidated federal income tax return, the Company has recorded federal income tax expense (benefit) and has recorded a corresponding due from parent and due to parent for its federal tax liability (benefit).

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Deferred tax liabilities	$-	$-

Deferred tax assets:
Funds' startup expenses (offering costs)	$915,000	$518,000
Unrealized losses on investments	169,000	220,000
Valuation allowance for deferred tax assets	(1,084,000)	(738,000)

	$-	$-

The valuation allowance increased by $346,000 and $151,000 for the years ended December 31, 2010 and 2009.  The portion of the deferred tax asset shown relating to the Company’s unrealized losses on investments reported above relates to the unrealized losses on investments and is accounted for as other comprehensive loss (see Note 7).

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 6 -          CONTRACTS AND AGREEMENTS

The Company, together with each of the Funds, is a party to marketing agent agreements with ALPS Distributors, Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Funds as outlined in their respective marketing agent agreements. Under the agreement dated as of March 13, 2006, as amended, whereby ALPS provides certain marketing services for USOF, the Company pays ALPS a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USOF’s assets from $0 — $500 million; 0.04% on USOF’s assets from $500 million — $4 billion; and 0.03% on USOF’s assets in excess of $4 billion. Under the agreement dated as of April 17, 2007, whereby ALPS provides certain marketing services for USNG, and the agreement dated as of November 13, 2007, whereby ALPS provides certain marketing services for US12OF, the Company pays ALPS fees equal to 0.06% on each of USNG’s and US12OF’s assets up to $3 billion and 0.04% on each of USNG’s and US12OF’s assets in excess of $3 billion.  Under the agreement dated as of February 15, 2008, whereby ALPS provides certain marketing services for USG, and the agreement dated March 10, 2008 whereby ALPS provides certain marketing services for USHO, the Company pays ALPS fees equal to 0.06% on each of USG’s and USHO’s assets up to $3 billion and 0.04% on each of USG’s and USHO’s assets in excess of $3 billion.  Under the agreement dated as of June 8, 2009, whereby ALPS provides certain marketing services for USSO and the agreement dated October 30, 2009, whereby ALPS provides certain marketing services for US12NG, the Company pays ALPS fees equal to 0.06% on each of USSO’s and US12NG’s assets up to $3 billion; and 0.04% on each of USSO’s and US12NG’s assets in excess of $3 billion.  Under the agreement dated as of March 31, 2010, whereby ALPS provides certain marketing services for USBO and the agreement dated July 22, 2010, whereby ALPS provides certain marketing services for USCI, the Company pays ALPS fees equal to 0.06% on each of USBO’s and USCI’s assets up to $3 billion; and 0.04% on each of USBO’s and USCI’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by the Company: the cost of placing advertisements in various periodicals, web construction and development, and the printing and production of various marketing materials.

The Company, each of the Funds and the Trust are parties to custodian agreements with Brown Brothers Harriman & Co. (“Brown Brothers”), whereby Brown Brothers holds investments on behalf of the Funds and USCI. The Company pays the fees of the custodian, which shall be determined by the parties from time to time. In addition, the Company, with each of the Funds and the Trust, are parties to administrative agency agreements with Brown Brothers, whereby Brown Brothers acts as the administrative agent, transfer agent and registrar for each of the Funds. The Company also pays the fees of Brown Brothers for its services under these agreements and such fees will be determined by the parties from time to time.

Currently, the Company pays Brown Brothers for its services, in the foregoing capacities, the greater of a minimum amount of $75,000 annually or an asset-based charge of (a) 0.06% for the first $500 million of combined net assets, (b) 0.0465% for combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% of combined net assets in excess of $1 billion. The Company also pays a $20,000 annual fee for transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

The Company, as Sponsor to the Trust, has entered into an agreement with SummerHaven Asset Management, LLC (“SummerHaven”) for their services as a commodity trading advisor to USCI.  For their services, the Company pays SummerHaven an advisory fee equal to a percentage of the average daily assets of USCI that is equal to the percentage paid to USCF by USCI minus 0.14% with that result multiplied by 0.5 minus 0.06%.  The Company also pays SummerHaven a sublicense fee for the use of SummerHaven Commodity Index Total Return equal to the amount of $30,000 for the year ended December 31, 2010.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 6 -          CONTRACTS AND AGREEMENTS (concluded)

Each of the Funds, with the exception of USCI, has entered into brokerage agreements pursuant to which UBS Securities LLC acts as the futures commission merchant (the “FCM”); NewEdge USA, LLC acts as the FCM for USCI. The agreements provide that the FCM will charge commissions of approximately $7 to $8 per round-turn trade plus applicable exchange and NFA fees for futures contracts and options on futures contracts.

Each of the Funds and USCI has invested primarily in futures contracts traded on the Exchange since the commencement of its operations. On May 30, 2007, USOF and USNG entered into a license agreement with the Exchange whereby the Funds were granted a non-exclusive license to use certain of the Exchange’s settlement prices and service marks. The agreement has an effective date of April 10, 2006. Under the license agreement, USOF and USNG pay the Exchange an asset-based fee for the license. Pursuant to the agreement, USOF and USNG pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the USOF and USNG and 0.02% for combined assets above $1,000,000,000. US12OF, USG, USHO and USSO entered into the above license agreement on the same terms with an effective date of December 4, 2007.

The Funds and series of the Trust expressly disclaim any association with the Exchange or endorsement of the Funds and series of the Trust by the Exchange and acknowledge that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of such Exchange.

The Company has contracted an accounting firm to prepare each of the Funds, USSNG and the Trust’s yearly income tax filings with the Internal Revenue Service and various states. The cost associated with any registered new fund is expected to be comparable.

NOTE 7 -          ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the years ended December 31, 2010 and 2009 are as follows:

Balance, December 31, 2008	$(522,009)

Unrealized holding gains on investments	8,725

Balance, December 31, 2009	$(513,284)

Unrealized holding gains on investments	15,318

Balance, September 30, 2010	$(497,966)

The Company records its other comprehensive loss net of income tax expense (benefit).  As of December 31, 2010 and 2009, the Company has not recorded an income tax expense or benefit associated with its accumulated other comprehensive loss (see Note 5).

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 8 -          OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Funds and USCI engage in the trading of U.S. futures contracts, options on U.S. contracts, cleared swap contracts and over-the-counter derivative transactions (collectively “derivatives”).  The Funds and USCI are exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

All of the contracts currently traded by the Funds and USCI, with the exception of USNG, are exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Funds must rely solely on the credit of their respective individual counterparties.  To the extent the Funds and USCI enter into non-exchange traded contracts, they are subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any.  The Funds and USCI also have credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation.  In addition, the Funds and USCI bear the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Funds and USCI are exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both buyers and sellers of options, the Funds and USCI pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option.

The Company’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures.  In addition, the Company has a policy of reviewing the credit standing of each clearing broker or counter-party with which it conducts business.

The financial instruments held by the Company are reported in the statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities.

The Company has securities for its own account and may incur losses if the market value of the securities decreases subsequent to December 31, 2010.

The Company has a substantial portion of its assets on deposit with banks. Assets deposited with banks are subject to credit risk. In the event of a bank's insolvency, recovery of the Company's assets on deposit may be limited to account insurance or other protection afforded such deposits. As of December 31, 2010, the Company had cash of $1,284,539 in excess of the federally insured amount of $250,000.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 9 -          SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855-10-05, the Company has performed an evaluation of subsequent events through March 29, 2011 which is the date the financial statements were available to be issued.  The evaluation did not result in any items to disclose.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.   Controls and Procedures.

Disclosure Controls and Procedures

The Trust and USCI maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of USCF, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the Trust’s and USCI’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and USCI have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s and USCI’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or USCI’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or USCI’s internal control over financial reporting.

Item 9B.   Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month the Trust and USCI publish account statements for USCI’s unitholders, which include Statements of Income (Loss), Statements of Changes in Net Asset Value and Statements of Changes in Units Outstanding.  The account statements are furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USCI’s website at www.unitedstatescommodityindexfund.com.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of USCF.  Neither the Trust nor USCI have executive officers.  The Trust’s and USCI’s affairs are generally managed by USCF.  The following individuals serve as Management Directors of USCF.

Nicholas Gerber has been the President and CEO of USCF since June 9, 2005 and a Management Director of USCF since May 10, 2005.  He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502.  He has been listed with the CFTC as a Principal of USCF since November 29, 2005, as Branch Manager of USCF since May 15, 2009 and registered with the CFTC as an Associated Person of USCF on December 1, 2005.  Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen’s compensation insurance, from June 2003 to December 2009.  Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts.  He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since March 1995. Since August 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2010, had $201,394,335 in assets.  He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated.  In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors.  Mr. Gerber has passed the Series 3 examination for associated persons.  He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College.  Mr. Gerber is 48 years old.

In concluding that Mr. Gerber should serve as Management Director of USCF, USCF considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and managing non-finance related companies.

Howard Mah has been a Management Director of USCF since May 10, 2005, Secretary of USCF since June 9, 2005, and Chief Financial Officer of USCF since May 23, 2006.  He has been listed with the CFTC as a Principal of USCF since November 29, 2005.  In these roles, Mr. Mah is currently involved in the management of USCI and the Related Public Funds and will be involved in the management of USMI, USAI and USCUI, if such funds commence operations.  Mr. Mah also serves as USCF’s Chief Compliance Officer.  He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988.  He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund since June 1995 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund since August 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 46 years old.

In concluding that Mr. Mah should serve as Management Director of USCF, USCF considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for USCF and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of USCF since May 10, 2005 and Treasurer of USCF since June 9, 2005.  He has been listed with the CFTC as a Principal of USCF since November 29, 2005.  As Treasurer of USCF, Mr. Ngim is currently involved in the management of USCI and the Related Public Funds and will be involved in the management of USMI, USAI and USCUI, if such funds commence operations.  He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director since January 1999 and co-portfolio manager of Ameristock Corporation since January 2000, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 50 years old.

In concluding that Mr. Ngim should serve as Management Director of USCF, USCF considered his broad career in the financial services industry as well as experience as co-Portfolio Manager of the Ameristock Mutual Fund.

Robert L. Nguyen has been a Management Director of USCF since May 10, 2005.  He has been listed with the CFTC as a Principal of USCF since November 29, 2005 and registered with the CFTC as an Associated Person on November 9, 2007.  As a Management Director of USCF, Mr. Nguyen is currently involved in the management of USCI and the Related Public Funds and will be involved in the management of USMI, USAI and USCUI, if such funds commence operations.  He received a Bachelor of Science from California State University Sacramento in 1981.  Mr. Nguyen has been the Managing Principal of Ameristock Corporation since January 2000.  Mr. Nguyen is 51 years old.

In concluding that Mr. Nguyen should serve as Management Director of USCF, USCF considered his background in the financial services industry as well as his experience in leading the marketing efforts for Ameristock Corporation.

The following individuals provide significant services to USCI and are employed by USCF.

John P. Love has acted as the Portfolio Operations Manager for USCI and the Related Public Funds since January 2006 and, effective March 1, 2010, became the Senior Portfolio Manager for USCI and the Related Public Funds.  He is expected to be Senior Portfolio Manager for USMI, USAI and USCUI, if such funds commence operations.  Mr. Love is also employed by USCF.  He has been listed with the CFTC as a Principal of USCF since January 17, 2006.  Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general.  Mr. Love holds a Series 3 license and was registered with the CFTC as an Associated Person of USCF from December 1, 2005 through April 16, 2009. Mr. Love has passed the Level 1 Chartered Financial Analyst examination and is currently a Level II candidate in the CFA Program.  He holds a BFA in cinema-television from the University of Southern California.  Mr. Love is 39 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for USCF.  Mr. Hyland is employed by USCF.  He registered with the CFTC as an Associated Person of USCF on December 1, 2005, and has been listed as a Principal of USCF since January 17, 2006.  Mr. Hyland became the Portfolio Manager for USOF, USNG, US12OF, UGA, USHO, USSO, US12NG, USBO and USCI in April 2006, April 2007, December 2007, February 2008, April 2008, September 2009, November 2009, June 2010 and August 2010, respectively, and as Chief Investment Officer of USCF since January 2008, acts in such capacity on behalf of USCI and the Related Public Funds.  He is also expected to become the Portfolio Manager for USMI, USAI and USCUI, if such funds commence operations.  As part of his responsibilities for USCI and the Related Public Funds, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees USCI’s and the Related Public Funds’ activities with their futures commission brokers, custodian-administrator, and marketing agent.  Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds.  In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that, through December 2009, provided portfolio management and new fund development expertise to non-U.S. institutional investors.  Since January 2010, Towerhouse Capital Management has been inactive.  Mr. Hyland was a Principal for Towerhouse in charge of portfolio research and product development regarding U.S. and non-U.S. real estate related securities.  Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994.  Mr. Hyland is a member of the CFA Institute (formerly AIMR) and is a member and former president of the CFA society of San Francisco.  He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He is a graduate of the University of California, Berkeley.  Mr. Hyland is 51 years old.

Margaret Johnson has acted as a Portfolio Operations Manager for USCI since March 2010.  She is expected to act as a Portfolio Operations Manager for USMI, USAI and USCUI, if such funds commence operations. Ms. Johnson has been employed by USCF since January 2009. Ms. Johnson has also served as USCF’s Director of Product Development and Director of Investment Services. Ms. Johnson also served as the Director of Product Services of Ameristock Corporation from January 2007 to February 2009, where she was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock/Ryan Treasury ETFs. Ms. Johnson was previously employed by Gap Inc. for 17 years, where she most recently served as the Director of Planning for Gap Japan. Ms. Johnson holds a Series 7 registration. She holds a BS in Communications from Moorhead State University. Ms. Johnson is 49 years old.

The following individuals serve as independent directors of USCF.

Peter M. Robinson has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of the Related Public Funds.  He has been listed with the CFTC as a Principal of USCF since December 2005.  Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993.  The Hoover Institution is a public policy think tank located on the campus of Stanford University.  Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business.  Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 53 years old.

In concluding that Mr. Robinson should serve as independent director of USCF, USCF considered his broad experience in the United States government, including his employment at the Securities and Exchange Commission, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of the Related Public Funds.  He has been listed with the CFTC as a Principal of USCF since November 2005.  Mr. Ellis has been Chairman of International Absorbents, Inc., a holding company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985.  Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products.  Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale.  Polymer Solutions previously manufactured paints, coatings, stains and primers for wood furniture manufacturers.  Mr. Ellis is a professional engineer with an MBA in international finance.  Mr. Ellis is 64 years old.

In concluding that Mr. Ellis should serve as independent director of USCF, USCF considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of the Related Public Funds.  He has been listed with the CFTC as a Principal of USCF since November 2005.  Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997.  Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940.  Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry.  From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services.  In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors.  Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995).  Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California.  Mr. Fobes is 46 years old.

In concluding that Mr. Fobes should serve as independent director of USCF, USCF considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Gerber Family Trust, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland and Wainwright Holdings Inc. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright.  None of the Principals owns or has any other beneficial interest in USCI other than as described in Item 12 below.  Nicholas Gerber and John Hyland make trading and investment decisions for USCI.  Nicholas Gerber, John Hyland and Margaret Johnson execute trades on behalf of USCI.  In addition, Nicholas Gerber, John Hyland, Robert Nguyen and Kyle Balough are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

Audit Committee and Other Committees

Unlike the Related Public Funds, USCI is not subject to certain independent director and governance requirements.  Therefore, although the Board of USCF has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III), the audit committee does not act on behalf of USCI or the Trust.

Since the individuals who perform work on behalf of USCI are not compensated by USCI, but instead by USCF, USCI does not have a compensation committee.  Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of USCI.  USCF believes that it is necessary for each member of the Board to possess many qualities and skills.  USCF further believes that all directors should possess a considerable amount of business management and educational experience.  There have not been any vacancies on USCF’s Board since the commencement of operations of USOF in April 2006; however, if such a vacancy were to occur, the members of the Board would consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics.  In connection with this, the Board would also consider issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills.  The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to USCI and the Related Public Funds.  USCI has posted the text of the Corporate Governance Policy on its website at www.unitedstatescommodityindexfund.com.  Any unitholder of USCI may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to USCI.  USCI has posted the text of the Code of Ethics on its website at www.unitedstatescommodityindexfund.com. Any unitholder of USCI may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. USCI intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF.  The Board’s responsibilities include (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of USCI’s independent auditors and the oversight of USCI’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and USCI’s customers, employees, suppliers and the communities impacted by USCI.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of USCI and the Related Public Funds.  Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives.  The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, USCI and the Related Public Funds.  USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise.  The Board believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between management and the Board, including the independent directors, which is essential to effective governance.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face USCI and the Related Public Funds.  For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives.  The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by USCI, including Futures Contracts or Other Commodity-Related Investments such as over-the-counter swap contracts.  Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USCI.  The policies, among other things, limit USCI’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board.  Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies.  The Board tasks management with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of USCI and the Related Public Funds.  The compensation of certain employees of USCF is, in part, based on the amount of assets under management by USCI and the Related Public Funds.  The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met.  There are certain risks that may arise as a result of a growth in assets under management.  For example, if position limits are imposed on USCI and the assets under management continue to increase, then USCI may not be able to invest solely in the Benchmark Component Futures Contracts and may have to invest in over-the-counter swap contracts or Other Commodity-Related Investments as it seeks to track its benchmark.  Other Futures Contracts in which USCI may invest may not track changes in the Commodity Index.  Other Commodity-Related Investments, including over-the-counter swap contracts, may also expose USCI to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts.  USCI and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments.  In making compensation decisions, the Board considers whether a compensation arrangement would expose USCI or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of USCI’s investors.

Other Information

In addition to the certifications of the Chief Executive Officer and Chief Financial Officer of USCF filed or furnished with this annual report on Form 10-K regarding the quality of USCI’s public disclosure, USCI will submit, within 30 days after filing this annual report on Form 10-K, to the NYSE Arca a certification of the Chief Executive Officer of USCF certifying that he is not aware of any violation by USCI of NYSE Arca corporate governance listing standards.

Item 11.	Executive Compensation.

Compensation to USCF and Other Compensation

USCI does not directly compensate any of the executive officers noted above.  The executive officers noted above are compensated by USCF for the work they perform on behalf of USCI and other entities controlled by USCF.  USCI does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF.  USCI pays fees to USCF pursuant to the Trust Agreement under which it is obligated to pay USCF an annualized fee of 0.95% of its average daily net assets.  For 2010, USCI paid USCF aggregate management fees of $148,421.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF, nor the employees of USCI own any units of USCI, except as set forth below.  In addition, USCI is not aware of any 5% holder of its units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2010
Nicholas Gerber c/o United States Commodity Funds LLC 1320 Harbor Bay Parkway, Suite 145 Alameda, California 94502	1,336	*	.08%

John Hyland c/o United States Commodity Funds LLC 1320 Harbor Bay Parkway, Suite 145 Alameda, California 94502	1,000	**	.06%

*
The units are held by the Gerber Family Irrevocable Trust (the “Gerber Trust”).  Mr. Gerber is not a trustee or beneficiary of the Trust.  Mr. Gerber’s brother is a co-trustee of the Gerber Trust and does not live in Mr. Gerber’s household.  Mr. Gerber disclaims beneficial ownership of the units held by the Gerber Trust, except to the extent of Mr. Gerber’s pecuniary interest in the units. This disclosure should not be deemed an admission that Mr. Gerber beneficially owns the units held by the Gerber Trust for purposes of Section 16 of the 1934 Act or for any other purpose.

**	The units are held through Mr. Hyland’s 401(k) account with Ameristock Corporation, an affiliate of USCF.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

USCI has and will continue to have certain relationships with USCF and its affiliates.  However, there have been no direct financial transactions between USCI and the directors or officers of USCF that have not been disclosed herein. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by USCI with directors or executive officers of USCF or holders of beneficial interests in USCF or USCI of more than 5%, will be subject to the provisions regarding “Fiduciary Duty” as set forth in Section 5.6 of the Trust Agreement and will be reviewed and approved by USCF.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last fiscal year are as follows:

2010
Audit fees	$25,000
Audit-related fees	-
Tax fees	-
All other fees	-
$25,000

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of USCI’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of USCI’s current reports on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and partnership income tax return filings.

The Board of USCF has established policies and procedures which are intended to control the services provided by USCI’s independent auditors and to monitor their continuing independence.  Under these policies and procedures, no audit or permitted non-audit services (including fees and terms thereof), except for the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, may be undertaken by USCI’s independent auditors unless the engagement is specifically pre-approved by the Board of USCF.  The Board of USCF may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full Board of USCF at its next scheduled meeting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 102.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Second Amended and Restated Declaration of Trust and Trust Agreement.
3.3(3)	Fourth Amended and Restated Limited Liability Company Agreement of the Sponsor.
10.1(4)	Form of Authorized Purchaser Agreement.
10.2(4)	Form of Marketing Agent Agreement.
10.3(4)	Form of Custodian Agreement.
10.4(4)	Form of Administrative Agency Agreement.
10.5(5)	Licensing Agreement.
10.6(5)	Advisory Agreement.
10.7(6)	Amendment No. 1 to Licensing Agreement.
10.8(6)	Amendment No. 1 to Advisory Agreement.
10.9(6)	Amendment No. 2 to Licensing Agreement.
10.10(6)	Amendment No. 2 to Advisory Agreement.
14.1(7)	Code of Ethics.
31.1(7)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(7)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(7)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(7)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010, filed on November 10, 2010.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the United States Oil Fund, LP, for the period ended September 30, 2009, filed on November 9, 2009.
(4)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.
(5)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on June 21, 2010.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-170844) filed on November 26, 2010.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Commodity Index Funds Trust (Registrant)
By: United States Commodity Funds LLC, as Sponsor

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
President and Chief Executive Officer
(Principal executive officer)

Date: March 30, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Chief Executive Officer of	March 30, 2011
Nicholas D. Gerber	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Howard Mah	Chief Financial Officer of	March 30, 2011
Howard Mah	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.