Form 10-Q
period 2011-03-31
United States Commodity Index Funds Trust
filed 2011-05-16
CIK 1479247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust
(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Part I.     FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at March 31, 2011 (Unaudited) and December 31, 2010	2

Condensed Schedule of Investments (Unaudited) at March 31, 2011	3

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2011 and 2010	4

Condensed Statements of Changes in Capital (Unaudited) for the three months ended March 31, 2011 and Condensed Statements of Changes in Units Outstanding (Unaudited) for the three months ended March 31, 2011	5

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2011 and 2010	6

Notes to Condensed Financial Statements for the period ended March 31, 2011 (Unaudited)	7

United States Commodity Index Funds Trust
Condensed Statements of Financial Condition
At March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011		December 31, 2010
	United States Commodity Index Fund	United States Commodity Index Funds Trust	United States Commodity Index Fund	United States Commodity Index Funds Trust

Assets
Cash and cash equivalents (Note 6)	$359,162,336	$359,165,336	$87,443,112	$87,443,112
Equity in Newedge trading accounts:
Cash	34,230,135	34,230,135	8,225,946	8,225,946
Unrealized gain on open commodity futures contracts	15,462,956	15,462,956	7,417,317	7,417,317
Receivable for units sold	27,912,637	27,912,637	-	-
Receivable from Sponsor (Note 4)	36,907	36,907	51,397	51,397
Dividend receivable	1,191	1,191	505	505
Other assets	16,894	16,894	-	-

Total assets	$436,823,056	$436,826,056	$103,138,277	$103,138,277

Liabilities and Capital
Management fees payable (Note 4)	$299,807	$299,807	$66,026	$66,026
Professional fees payable	123,300	123,300	74,832	74,832
Brokerage commissions payable	19,945	19,945	5,085	5,085

Total liabilities	443,052	443,052	145,943	145,943

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	4,000	1,000	1,000
Unitholders	436,379,004	436,379,004	102,991,334	102,991,334
Total Capital	436,380,004	436,383,004	102,992,334	102,992,334

Total liabilities and capital	$436,823,056	$436,826,056	$103,138,277	$103,138,277

Units outstanding	6,200,020	6,200,020	1,600,020	1,600,020
Net asset value per unit	$70.38		$64.37
Market value per unit	$70.58		$64.50

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At March 31, 2011

United States Commodity Index Fund

		Gain (Loss) on
	Number of	Open Commodity	% of
	Contracts	Contracts	Capital
Open Futures Contracts - Long
Foreign Contracts
LME Nickel Futures LN contracts, expiring June 2011	50	$839,856	0.19
ICE-US Coffee-C Futures KC contracts, expiring July 2011	304	1,980,281	0.45
ICE-US Cotton Futures CT contracts, expiring July 2011	327	3,226,985	0.74
ICE-US Sugar # 11 Futures SB contracts, expiring July 2011	1,100	(4,906)	(0.00)
LME Tin Futures LT contracts, expiring July 2011	204	2,713,325	0.62
LME Lead Futures LL contracts, expiring August 2011	491	1,565,400	0.36
LME Nickel Futures LN contracts, expiring September 2011	175	(1,369,560)	(0.31)
ICE-UK Gasoil Futures QS contracts, expiring February 2012	312	2,637,875	0.60
ICE Brent Crude Oil Futures CO contracts, expiring March 2012	268	1,113,760	0.26
ICE Brent Crude Oil Futures CO contracts, expiring April 2012	8	22,960	0.01
	3,239	12,725,976	2.92

United States Contracts
CME Live Cattle Futures LC contracts, expiring June 2011	656	546,010	0.12
CMX Silver Futures SI contracts, expiring July 2011	164	403,795	0.09
CBOT Corn Futures C contracts, expiring September 2011	929	1,773,237	0.41
CBOT Wheat Futures W contracts, expiring September 2011	787	(1,173,250)	(0.27)
CBOT Soybean Oil Futures BO contracts, expiring December 2011	914	734,514	0.17
NYMEX Heating Oil Futures HO contracts, expiring December 2011	123	198,274	0.05
NYMEX Heating Oil Futures HO contracts, expiring March 2012	113	138,974	0.03
CBOT Soybean S Futures contracts, expiring May 2012	468	713,838	0.16
	4,154	3,335,392	0.76

Open Futures Contracts – Short*
Foreign Contracts
LME Nickel Futures LN contracts, expiring June 2011	50	(592,040)	(0.14)
LME Tin Futures contracts, expiring July 2011	9	(86,944)	(0.02)
LME Lead Futures LL contracts, expiring August 2011	24	(94,711)	(0.02)
LME Nickel Futures LN contracts, expiring September 2011	175	175,283	0.04
	258	(598,412)	(0.14)
Total Open Futures Contracts	7,651	$15,462,956	3.54

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bill:
0.10%, 4/07/2011	$33,000,000	$32,999,415	7.56
0.09%, 4/14/2011	15,000,000	14,999,332	3.44
0.14%, 4/21/2011	15,000,000	14,998,875	3.44
0.12%, 4/28/2011	10,000,000	9,999,100	2.29
0.09%, 5/26/2011	165,010,000	164,987,922	37.81
0.05%, 6/09/2011	35,005,000	34,999,536	8.02
0.09%, 6/16/2011	35,005,000	34,998,718	8.02
0.08%, 6/30/2011	10,000,000	9,998,125	2.29
0.05%, 7/07/2011	30,000,000	29,993,938	6.87
Total Cash Equivalents		$347,974,961	79.74

*
All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (i.e., due to a redemption or to reflect a rebalancing of the SummerHaven Dynamic Commodity Index Total Return).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011		Three months ended March 31, 2010
	United States	United States	United States
	Commodity	Commodity	Commodity
	Index Fund	Index Funds Trust	Index Funds Trust
Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$9,924,895	$9,924,895	$-
Change in unrealized gain on open positions	8,045,639	8,045,639	-
Realized trading gain on short-term investments	186	186	-
Interest income	55,628	55,628	-
Other income	36,000	36,000	-

Total income	18,062,348	18,062,348	-

Expenses
Management fees (Note 4)	578,228	578,228	-
Professional fees	123,300	123,300	-
Brokerage commissions	89,402	89,402	-
Other expenses	1,154	1,154	-

Total expenses	792,084	792,084	-

Expense waiver (Note 4)	(36,907)	(36,907)	-

Net expenses	755,177	755,177	-

Net income	$17,307,171	$17,307,171	$-
Net income per unit	$6.01
Net income per weighted average unit	$4.80
Weighted average units outstanding	3,603,353

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Changes in Capital (Unaudited)
For the three months ended March 31, 2011

	United States Commodity Index Fund			United States Commodity
	Sponsor	Unitholders	Total	Index Funds Trust

Balances, at December 31, 2010	$1,000	$102,991,334	$102,992,334	$102,992,334
Additions	-	322,964,885	322,964,885	322,967,885
Redemptions	-	(6,884,386)	(6,884,386)	(6,884,386)
Net income	-	17,307,171	17,307,171	17,307,171

Balances, at March 31, 2011	$1,000	$436,379,004	$436,380,004	$436,383,004

Condensed Statements of Changes in Units Outstanding (Unaudited)
For the three months ended March 31, 2011

	United States Commodity Index Fund			United States Commodity
	Sponsor	Unitholders	Total	Index Funds Trust

Balances, at December 31, 2010	20	1,600,000	1,600,020	1,600,020
Additions	-	4,700,000	4,700,000	4,700,000
Redemptions	-	(100,000)	(100,000)	(100,000)

Units Outstanding, at March 31, 2011	20	6,200,000	6,200,020	6,200,020

Net Asset Value Per Unit:
At December 31, 2010			$64.37
At March 31, 2011			$70.38

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011		Three months ended March 31, 2010
	United States Commodity Index Fund	United States Commodity Index Funds Trust	United States Commodity Index Funds Trust
Cash Flows from Operating Activities:
Net income	$17,307,171	$17,307,171	$-
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash	(26,004,189)	(26,004,189)	-
Unrealized gain on futures contracts	(8,045,639)	(8,045,639)	-
Decrease in receivable from Sponsor	14,490	14,490	-
Increase in dividend receivable	(686)	(686)	-
Increase in other assets	(16,894)	(16,894)	-
Increase in management fees payable	233,781	233,781	-
Increase in professional fees payable	48,468	48,468	-
Increase in brokerage commissions payable	14,860	14,860	-
Net cash used in operating activities	(16,448,638)	(16,448,638)	-

Cash Flows from Financing Activities:
Addition of units	295,052,248	295,055,248	-
Redemption of units	(6,884,386)	(6,884,386)	-

Net cash provided by financing activities	288,167,862	288,170,862	-

Net Increase in Cash and Cash Equivalents	271,719,224	271,722,224	-

Cash and Cash Equivalents, beginning of period	87,443,112	87,443,112	-
Cash and Cash Equivalents, end of period	$359,162,336	$359,165,336	$-

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Notes to Condensed Financial Statements
For the period ended March 31, 2011 (Unaudited)

NOTE 1    - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009.  The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), which is a commodity pool that issues units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  The Trust also includes three additional series, the United States Metals Index Fund (“USMI”), the United States Agriculture Index Fund (“USAI”) and the United States Copper Index Fund (“USCUI”), that may be publicly offered in the future, but USCI, which was formed on April 1, 2010, is currently the Trust’s only publicly offered series.  USCI, USMI, USAI and USCUI are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement dated as of November 10, 2010 (the “Trust Agreement”).  United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and USCI and is also responsible for the management of the Trust and Trust Series. A registration statement has been filed with the U.S. Securities and Exchange Commission (the “SEC”) registering units of USMI, USAI and USCUI. However, such registration statement has not been declared effective as of the date of this quarterly report on Form 10-Q. For purposes of the financial statement presentation, unless specified otherwise, all references will be to USCI, the only series of the Trust which has units publicly offered.

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

USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006,  “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.  As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

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

Income Taxes

Each Trust Series is not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. Each Trust Series is not subject to income tax return examinations by major taxing authorities for years before 2010 (year of each Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2011.

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

Calculation of Net Asset Value

USCI’s net asset value is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USCI uses the closing prices on the relevant Futures Exchanges (as defined in Note 3 below) of the Futures Contracts (as defined in Note 3 below) that at any given time make up the SummerHaven Dynamic Commodity Index Total ReturnSM (the “Commodity Index”) (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but calculates or determines the value of all other USCI investments using market quotations, if available, or other information customarily used to determine the fair value of such investments.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3    - TRUST SERIES

In connection with the execution of the First Trust Agreement on April 1, 2010, USCI was designated as the first series of the Trust. USCF contributed $1,000 to the Trust upon its formation on December 21, 2009, representing an initial contribution of capital to the Trust. Following the designation of USCI as the first series of the Trust, the initial capital contribution of $1,000 was transferred from the Trust to USCI and deemed an initial contribution to USCI. In connection with the commencement of USCI’s initial offering of units, USCF received 20 Sponsor Units of USCI in exchange for the previously received capital contribution, representing a beneficial ownership interest in USCI.

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

The investment objective of USCI is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the Commodity Index, less USCI’s expenses. The Sponsor does not intend to operate USCI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the Commodity Index or the prices of any particular group of Futures Contracts.  USCI accomplishes its objective through investments in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). As of March 31, 2011, USCI held 7,651 Futures Contracts.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAI and USCUI were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. The Trust will transfer $1,000 each to USMI, USAI and USCUI, which will be deemed a capital contribution to each series. Upon commencement of USMI’s, USAI’s and USCUI’s initial offering of units, USCF will receive Sponsor Units in each of USMI, USAI and USCUI in exchange for the previously received capital contribution, representing a beneficial ownership in each series. A registration statement registering units of USMI, USAI and USCUI has been filed with the SEC, but has not yet been declared effective as of the date of filing of this quarterly report on Form 10-Q.

NOTE 4    - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

Sponsor Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. Currently, as the only publicly available series of the Trust, USCI is contractually obligated to pay USCF a fee for these services, which is paid monthly, equal to 0.95% per annum of average daily net assets.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, currently, as the only publicly available series of the Trust, USCI is responsible for paying the Trustee’s annual fees in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

USCI pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2011, USCI did not incur any registration fees or other offering expenses.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by the Trust Series. These costs are estimated to be $300,000 for the year ending December 31, 2011.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USCI pays all brokerage fees and other expenses in connection with the operation of USCI, excluding costs and expenses paid by USCF as outlined in Note 5 below. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011.

NOTE 5    - CONTRACTS AND AGREEMENTS

USCF and the Trust, each on its own behalf and on behalf of each Trust Series, are party to a marketing agent agreement, dated as of July 22, 2010, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for USCI as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on USCI’s assets up to $3 billion and 0.04% on USCI’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USCF and the Trust, on its own behalf and on behalf of each Trust Series, are also party to a custodian agreement, dated July 22, 2010, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of USCI. USCF pays the fees of the custodian, which are determined by the parties from time to time. In addition, USCF and the Trust, on its own behalf and on behalf of USCI, are party to an administrative agency agreement, dated July 22, 2010, as amended from time to time, with BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USCI. USCF also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USCI and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USCI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets, (b) 0.0465% for USCI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USCI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

USCI has entered into a brokerage agreement, dated March 1, 2010, as amended from time to time, with Newedge USA, LLC (“Newedge”). The agreement requires Newedge to provide services to USCI in connection with the purchase and sale of Futures Contracts and Other Commodity-Related Investments that may be purchased and sold by or through Newedge for USCI’s account. In accordance with the agreement, Newedge charges USCI commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

USCF is party to an Amended Advisory Agreement, dated November 8, 2010, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to USCF with respect to the Commodity Index and investment decisions for USCI.  SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Commodity Index, anticipated changes to the Commodity Index and the nature of the Commodity Index’s current or anticipated component securities.  For these services, USCF pays SummerHaven a fee based on a percentage of the average daily assets of each Trust Series. For USCI, the fee is equal to the percentage fees paid to USCF minus 0.14%, with that result multiplied by 0.5, minus 0.06% to arrive at the actual fee paid.

USCF is also party to an Amended Licensing Agreement, dated November 8, 2010, as amended from time to time, with SummerHaven whereby SummerHaven sub-licensed to USCI the use of certain names and marks, including the Commodity Index, for which SummerHaven has a sub-license from SummerHaven Index Management, LLC, the owner of the Commodity Index. Under the licensing agreement, USCF is expected to pay SummerHaven an annual fee of $15,000 for the year ending December 31, 2011 and in subsequent years, plus an annual fee of 0.06% of the average daily assets of each Trust Series.

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

Through March 31, 2011, all of the Futures Contracts held by USCI were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USCI were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USCI has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USCI bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USCI’s cash in money market funds that seek to maintain a stable net asset value. USCI is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2011 and December 31, 2010, USCI had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $393,392,471 and $95,669,058, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 7    - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for USCI for the three months ended March 31, 2011. This information has been derived from information presented in the condensed financial statements.

	For the three months ended
	March 31, 2011
	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$64.37
Total income	6.22
Total expenses	(0.21)
Net increase in net asset value	6.01
Net asset value, end of period	$70.38

Total Return	9.34%

Ratios to Average Net Assets
Total income	7.32%
Management fees*	0.95%
Total expenses excluding management fees*	0.35%
Expenses waived*	(0.06	) %
Net expenses excluding management fees*	0.29%
Net income	7.01%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USCI.

NOTE 8   – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of USCI’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$60,988,891	$60,988,891	$-	$-
Exchange-Traded Futures Contracts
Foreign Contracts	3,224,603	3,224,603	-	-
United States Contracts	4,192,714	4,192,714	-	-

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at March 31, 2011 using the fair value hierarchy:

At March 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$347,974,961	$347,974,961	$-	$-
Exchange-Traded Futures Contracts
Foreign Contracts	12,127,564	12,127,564	-	-
United States Contracts	3,335,392	3,335,392	-	-

During the three months ended March 31, 2011, there were no significant transfers between Level I and Level II.

USCI has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At March 31, 2011	Fair Value At December 31, 2010

Futures - Commodity Contracts	Assets	$15,462,956	$7,417,317

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures - Commodity Contracts	Realized gain on closed positions	$9,924,895

	Change in unrealized gain on open positions		$8,045,639

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

Introduction

United States Commodity Index Fund (“USCI”) is a commodity pool that issues units representing fractional undivided beneficial interests in USCI (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI is a series of the Trust, a Delaware statutory trust formed on December 21, 2009. The Trust also includes three additional series, the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, that may be publicly offered in the future, but USCI, which was formed on April 1, 2010, is currently the Trust’s only publicly offered series.  USCI, USMI, USAI and USCUI are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated November 10, 2010. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each Trust Series are managed and controlled by United States Commodity Funds LLC (the “Sponsor”). A registration statement has been filed with the SEC registering units of USMI, USAI and USCUI. However, such registration statement has not been declared effective as of the date of this quarterly report on Form 10-Q. For purposes of this quarterly report on Form 10-Q, unless specified otherwise, all references will be to USCI, the only series of the Trust which has units publicly offered.

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

The investment objective of USCI is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “Commodity Index”), less USCI’s expenses. The Sponsor does not intend to operate USCI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (defined below) that comprise the Commodity Index or the prices of any particular group of Futures Contracts.  The Commodity Index is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the Commodity Index are referred to herein as “Benchmark Component Futures Contracts”.  USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that may fail to closely track the Commodity Index’s total return movements.  If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact USCI’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USCI.  In particular, new position limits imposed on USCI or its counterparties may impact USCI’s ability to invest in a manner that most efficiently meets its investment objective and new requirements, including capital and mandatory clearing, may increase the cost of USCI’s investments and doing business, which could adversely affect USCI’s investors.

Additionally, the Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission (the “CFTC”) to promulgate rules establishing position limits for futures and options contracts on commodities, as well as for swaps that are economically equivalent to futures or options. On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as Spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to USCI and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities. Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules. As commodity pools, USCI and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC and the SEC proposed joint rules defining “swaps” and “security-based swaps,” thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q. The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to USCI and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect. The effect of the future regulatory change on USCI is impossible to predict, but it could be substantial and adverse.

USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the CFTC and is a member of the National Futures Association (the “NFA”). USCI’s trading advisor is SummerHaven Investment Management, LLC (“SummerHaven”), a Delaware limited liability company that is registered as a commodity trading advisor and CPO with the CFTC and is a member of the NFA. USCF manages USCI’s investments directly, using the trading advisory services of SummerHaven for guidance with respect to the Commodity Index and USCF’s selection of investments on behalf of USCI. USCF is also authorized to select futures commission merchants to execute USCI’s transactions in Futures Contracts and Other Commodity-Related Investments.

Commodity Markets

Commodity Futures Price Movements
Three Months Ended March 31, 2011

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited moderate daily swings along with an uneven upward trend during the three months ended March 31, 2011. The table below compares the total returns of the Commodity Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)(2)	9.79%
S&P GSCI Commodity Index Total Return(1)	11.56%
Dow Jones-UBS Commodity Index Total Return(1)	4.45%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(1)	11.54%
(1)  Source: Bloomberg
(2)  The inception date for the SummerHaven Dynamic Commodity Index Total Return is December 2009

The value of the Commodity Index as of December 31, 2010 was 1,852.04. As of March 31, 2011, the value of the Commodity Index was 2033.40, up approximately 9.79% over the three months ended March 31, 2011.

USCI’s NAV began the period at $64.37 per unit and ended the period at $70.38 per unit on March 31, 2011, an increase of approximately 9.34% over the period. USCI’s NAV reached its high for the period on March 4, 2011 at $71.81 per unit and reached its low for the period on January 7, 2011 at $63.01 per unit. The return of 9.79% on the Commodity Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Commodity Index” below for information about how expenses and income affect USCI’s NAV.

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

Since its initial offering of 50,000,000 units, USCI has not registered any subsequent offerings of its units. As of March 31, 2011, USCI had issued 6,400,020 units, 6,200,020 of which were outstanding. As of March 31, 2011, there were 43,599,980 units registered but not yet issued.

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

For the Three Months Ended March 31, 2011

A comparison of USCI’s results of operations for the three months ended March 31, 2010 and 2011 has not been provided because USCI had not commenced operations as of March 31, 2010.

As of March 31, 2011, the total unrealized gain on Futures Contracts owned or held on that day was $15,462,956, and USCI established cash deposits, including cash investments in money market funds, that were equal to $393,392,471. USCI held 91.30% of its cash assets in overnight deposits and money market funds at its custodian bank, while 8.70% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2011 was $70.38.

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

During the three months ended March 31, 2011, the daily average total net assets of USCI were $246,845,671. The management fee incurred by USCI during the period amounted to $578,228.

In addition to the management fee, USCI pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2011 was $176,949. For the three months ended March 31, 2011, USCI did not incur any fees or other expenses relating to the registration or offering of additional units. During the three months ended March 31, 2011, an expense waiver was in effect which offset certain of the expenses incurred by USCI. The total amount of the expense waiver was $36,907. For the three months ended March 31, 2011, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $792,084, and after allowance for the expense waiver, totaled $755,177.

USCI also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or Treasuries. During the three months ended March 31, 2011, total commissions paid to brokers amounted to $89,402. As an annualized percentage of total net assets, the figure for the three months ended March 31, 2011 represents approximately 0.15% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USCI’s audit expenses and tax accounting and reporting requirements are paid by USCI. These costs are estimated to be $300,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011.

Interest Income. USCI seeks to invest its assets such that it holds Futures Contracts and Other Commodity-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USCI to pay the full amount of the contract value at the time of purchase, but rather require USCI to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USCI retains an amount that is approximately equal to its total net assets, which USCI invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USCI’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2011, USCI earned $55,628 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.09%. USCI purchased Treasuries during the three months ended March 31, 2011 and also held cash and/or cash equivalents during this time period.

Portfolio Holdings

During the three months ended March 31, 2011 and the period from USCI’s inception date, August 9, 2010, to March 31, 2011, USCI’s portfolio held at all times Futures Contracts based on 14 different commodities. Due to changes in the composition of the Commodity Index, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The Commodity Index” below). The tables below list the Benchmark Component Futures Contracts held during the three months ended March 31, 2011 and from the inception date, August 9, 2010, to March 31, 2011, respectively.

Benchmark Component Futures Contracts

Commodity	As of Jan 31, 2011	As of Feb 28, 2011	As of Mar 31, 2011
Crude Oil (Brent)	●		●
Crude Oil (WTI)
Gas Oil	●	●	●
Heating Oil
Natural Gas
Unleaded Gasoline
Feeder Cattle	●	●
Lean Hogs			●
Live Cattle
Bean Oil	●	●
Corn	●	●	●
Soybeans	●	●
Soybean Meal
Wheat	●	●	●
Aluminum
Copper	●
Lead	●	●	●
Nickel		●	●
Tin	●	●	●
Zinc
Gold			●
Platinum
Silver	●	●	●
Cocoa	●	●	●
Coffee		●	●
Cotton	●	●	●
Sugar	●	●	●

Total Number of Benchmark
Component Futures Contracts	14	14	14

● = Component

Benchmark Component Futures Contratacts

Commodity	Commencement of Operations 8/9/2010	As of 9/1/2010	As of 10/1/2010	As of 11/1/2010	As of 12/1/2010	As of 1/1/2011	As of 2/1/2011	As of 3/1/2011
Crude Oil (Brent)						●		●
Crude Oil (WTI)	●
Gas Oil			●			●	●	●
Heating Oil
Natural Gas	●	●
Unleaded Gasoline		●	●	●	●
Feeder Cattle			●		●	●	●
Lean Hogs	●	●	●	●	●			●
Live Cattle				●	●
Corn		●	●	●	●	●	●	●
Soybeans	●	●				●	●
Soybean Meal	●	●
Soybean Oil			●	●	●	●	●
Wheat		●	●			●	●	●
Aluminum
Copper	●		●	●	●	●
Lead						●	●	●
Nickel	●		●	●	●		●	●
Tin	●	●	●	●	●	●	●	●
Zinc
Gold	●	●		●	●			●
Platinum	●	●		●
Silver	●	●	●	●	●	●	●	●
Cocoa						●	●	●
Coffee	●	●	●	●	●		●	●
Cotton	●	●	●	●	●	●	●	●
Sugar	●	●	●	●	●	●	●	●

Total Number of
Benchmark Component
Futures Contracts	14	14	14	14	14	14	14	14

● = Component

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities as measured from USCI’s inception date, August 9, 2010 to March 31, 2011. Second, while the tables above list the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts

Commodity	Commencement Of Operations 8/9/2010	As of 9/1/2010	As of 10/1/2010	As of 11/1/2010	As of 12/1/2010	As of 1/1/2011	As of 2/1/2011	As of 3/1/2011	Spot Price Performance since USCI inception*
Cotton	●	●	●	●	●	●	●	●	143%
Silver	●	●	●	●	●	●	●	●	108%
Corn		●	●	●	●	●	●	●	72%
Coffee	●	●	●	●	●		●	●	56%
Sugar	●	●	●	●	●	●	●	●	53%
Tin	●	●	●	●	●	●	●	●	50%
Unleaded Gasoline		●	●	●	●				47%
Gas Oil			●			●	●	●	46%
Crude Oil (Brent)						●		●	45%
Heating Oil									44%
Soybean Oil			●	●	●	●	●		41%
Soybeans	●	●				●	●		35%
Live Cattle				●	●				31%
Crude Oil (WTI)	●								31%
Copper	●		●	●	●	●			28%
Lead						●	●	●	26%
Aluminum									21%
Gold	●	●		●	●			●	20%
Feeder Cattle			●		●	●	●		19%
Soybean Meal	●	●							19%
Lean Hogs	●	●	●	●	●			●	15%
Nickel	●		●	●	●		●	●	15%
Platinum	●	●		●					15%
Zinc									11%
Wheat		●	●			●	●	●	7%
Natural Gas	●	●							2%
Cocoa						●	●	●	-2%

●  = Component
* From 8/9/10 to 3/31/11
Source: Bloomberg

USCF seeks to manage USCI’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the price of the Commodity Index, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USCI’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Commodity Index. As an example, if the average daily movement of the price of the Commodity Index for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Commodity Index’s results). USCI’s portfolio management goals do not include trying to make the nominal price of USCI’s NAV equal to the nominal price of the Commodity Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended March 31, 2011, the simple average daily change in the Commodity Index was 0.060%, while the simple average daily change in the NAV of USCI over the same time period was 0.052%.  The average daily difference was -0.008% (or -0.8 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the NAV was -1.277%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of USCI’s NAV versus the daily movement of the Commodity Index for the 30- valuation day period ended March 31, 2011.  The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts since inception.

Since the commencement of the offering of USCI’s units to the public on August 10, 2010 to March 31, 2011, the simple average daily change in the Commodity Index was 0.221%, while the simple average daily change in the NAV of USCI over the same time period was 0.216%.  The average daily difference was -0.006% (or -0.6 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the NAV was 1.669%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2011, the actual total return of USCI as measured by changes in its NAV was 9.34%.  This is based on an initial NAV of $64.37 on December 31, 2010 and an ending NAV as of March 31, 2011 of $70.38.  During this time period, USCI made no distributions to its unitholders.  However, if USCI’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Commodity Index, USCI would have had an estimated NAV of $70.81 as of March 31, 2011, for a total return over the relevant time period of 9.79%.  The difference between the actual NAV total return of USCI of 9.34% and the expected total return based on the Commodity Index of 9.79% was an error over the time period of -0.664%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage.  USCF believes that a portion of the difference between the actual return and the expected Commodity Index return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings.  During the three months ended March 31, 2011, USCI received interest income of $55,628, which is equivalent to a weighted average income rate of 0.09% for such period.  In addition, during the three months ended March 31, 2011, USCI also collected $36,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to USCI’s actual return.  However, if the total assets of USCI continue to increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.  During the three months ended March 31, 2011, USCI incurred net expenses of $755,177.  Income from interest and Authorized Purchaser collections net of expenses was $(663,549), which is equivalent to an annualized weighted average net income rate of (1.09)% for the three months ended March 31, 2011.

There are currently three factors that have impacted or are most likely to impact USCI’s ability to accurately track the Commodity Index.

First, USCI may buy or sell its holdings in the then current Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which USCI executes the trade.  In that case, USCI may pay a price that is higher, or lower, than that of the Benchmark Component Futures Contracts, which could cause the changes in the daily NAV of USCI to either be too high or too low relative to the changes in the price of the Commodity Index.  During the three months ended March 31, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price.  However, it may not always be possible for USCI to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USCI’s attempt to track the Commodity Index over time.

Second, USCI earns interest income on its cash, cash equivalents and Treasury holdings.  USCI is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2011.  Interest payments, and any other income, were retained within the portfolio and added to USCI’s NAV.  At the same time, USCI incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees).  The calculation of the Commodity Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component.  When USCI’s income exceeds the sum of USCI’s expenses by the yield on the 90-Day U.S. Treasury Bill, USCI realizes a net yield that tends to cause daily changes in the NAV of USCI to track slightly higher than daily changes in the price of the Commodity Index.  If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill that tends to cause daily changes in the NAV of USCI to track slightly lower than daily changes in the price of the Commodity Index.  During the three months ended March 31, 2011, USCI earned, on an annualized basis, approximately 0.09% on its cash holdings.  It also incurred cash expenses on an annualized basis of 0.95% for management fees, approximately 0.15% in brokerage commission costs related to the purchase and sale of Futures Contracts and 0.14% for other net expenses.  The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.15)% and affected USCI’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease.  Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase.  When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Commodity Index.

Third, USCI may hold Futures Contracts in a particular commodity other than the one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments in its portfolio that may fail to closely track the Commodity Index’s total return movements.  For example, if for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2011, it is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2011.  Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2011.  As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2011. Finally, USCI could hold Other Commodity-Related Investments.  In any of these cases, the error in tracking the Commodity Index could result in daily changes in the NAV of USCI that are either too high, or too low, relative to the daily changes in the price of the Commodity Index.  During the three months ended March 31, 2011, USCI did not hold any Other Commodity-Related Investments, but did, at times and for short holding periods, hold Futures Contracts that were in months other than the months specified as the Benchmark Component Futures Contract.  If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

The Commodity Index

The Commodity Index was developed based upon academic research by Yale University professors Gary B. Gorton and K. Geert Rouwenhorst, and Hitotsubashi University professor Fumio Hayashi. The Commodity Index is designed to reflect the performance of a fully margined or collateralized portfolio of 14 Eligible Commodity Futures Contracts with equal weights, selected each month from a universe of the 27 Eligible Commodity Futures Contracts. The Commodity Index is rules-based and rebalanced monthly based on observable price signals. In this context, the term “rules-based” is meant to indicate that the composition of the Commodity Index in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that relate to the commodities that are eligible to be included in the Commodity Index. Such formulas are not subject to adjustment based on other factors. The overall return on the Commodity Index is generated by two components: (i) uncollateralized returns from the Benchmark Component Futures Contracts comprising the Commodity Index and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S Department of the Treasury.  SummerHaven Index Management, LLC (“SummerHaven Indexing”) is the owner of the Commodity Index.

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

Table 1 below lists the eligible commodities, the relevant Futures Exchanges on which the Eligible Commodity Futures Contracts are listed and quotation details. Table 2 lists the Eligible Commodity Futures Contracts, their sector designation and maximum allowable tenor.

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote

Crude Oil (Brent)	Crude Oil	ICE-UK	1,000 barrels	USD/barrel

Crude Oil (WTI)	Light, Sweet Crude Oil	NYMEX	1,000 barrels	USD/barrel

Gas Oil	Gas Oil	ICE-UK	100 metric tons	USD/metric ton

Heating Oil	Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon

Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu

Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending “RBOB”	NYMEX	42,000 gallons	U.S. cents/gallon

Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound

Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound

Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound

Soybean Oil	Soybean Oil	CBOT	60,000 lbs.	U.S. cents/pound

Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel

Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel

Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton

Wheat (Soft Red Winter)	Wheat (Soft Red Winter)	CBOT	5,000 bushels	U.S. cents/bushel

Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton

Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound

Lead	Lead	LME	25 metric tons	USD/metric ton

Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton

Tin	Tin	LME	5 metric tons	USD/metric ton

Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton

Gold	Gold	COMEX	100 troy oz.	USD/troy oz.

Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.

Silver	Silver	COMEX	5,000 troy oz.	U.S. cents/troy oz.

Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton

Coffee	Coffee “C”	ICE-US	37,500 lbs	U.S. cents/pound

Cotton	Cotton	ICE-US	50,000 lbs	U.S. cents/pound

Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound

TABLE 2

Commodity Symbol	Commodity Name	Sector	Allowed Contracts	Max. tenor
CO	Brent Crude	Energy	All 12 Calendar Months	12

CL	Crude Oil	Energy	All 12 Calendar Months	12

QS	Gas Oil	Energy	All 12 Calendar Months	12

HO	Heating Oil	Energy	All 12 Calendar Months	12

NG	Natural Gas	Energy	All 12 Calendar Months	12

XB	RBOB	Energy	All 12 Calendar Months	12

FC	Feeder Cattle	Livestock	Jan, Mar, Apr, May, Aug, Sep, Oct, Nov	5

LH	Lean Hogs	Livestock	Feb, Apr, Jun, Jul, Aug, Oct, Dec	5

LC	Live Cattle	Livestock	Feb, Apr, Jun, Aug, Oct, Dec	5

BO	Soybean Oil	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7

C	Corn	Grains	Mar, May, Jul, Sep, Dec	12

S	Soybeans	Grains	Jan, Mar, May, Jul, Aug, Sep, Nov	12

SM	Soymeal	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7

W	Wheat (Soft Red Winter)	Grains	Mar, May, Jul, Sep, Dec	7

LA	Aluminum	Industrial Metals	All 12 Calendar months	12

HG	Copper	Industrial Metals	All 12 Calendar Months	12

LL	Lead	Industrial Metals	All 12 Calendar Months	7

LN	Nickel	Industrial Metals	All 12 Calendar Months	7

LT	Tin	Industrial Metals	All 12 Calendar Months	7

LX	Zinc	Industrial Metals	All 12 Calendar Months	7

GC	Gold	Precious Metals	Feb, Apr, Jun, Aug, Oct, Dec	12

PL	Platinum	Precious Metals	Jan, Apr, Jul, Oct	5

SI	Silver	Precious Metals	Mar, May, Jul, Sep, Dec	5

CC	Cocoa	Softs	Mar, May, Jul, Sep, Dec	7

KC	Coffee	Softs	Mar, May, Jul, Sep, Dec	7

CT	Cotton	Softs	Mar, May, Jul, Dec	7

SB	Sugar	Softs	Mar, May, Jul, Oct	7

Prior to the end of each month, SummerHaven Indexing determines the composition of the Commodity Index and provides such information to Bloomberg, L.P. (“Bloomberg”). Values of the Commodity Index are computed by Bloomberg and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily Commodity Index value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDCITR:IND.” Only settlement and last-sale prices are used in the Commodity Index’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Commodity Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Commodity Index value is based on the settlement prices of the Benchmark Component Futures Contracts, and explains why the underlying Commodity Index often closes at or near the high or low for the day.

Composition of the Commodity Index

The composition of the Commodity Index on any given day, as determined and published by SummerHaven Indexing, is determinative of the benchmark for USCI. Neither the SummerHaven Dynamic Commodity IndexSM (“SDCI”) index methodology nor any set of procedures, however, are capable of anticipating all possible circumstances and events that may occur with respect to the Commodity Index and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the Commodity Index that cannot be adequately reflected in this description of the Commodity Index. All questions of interpretation with respect to the application of the provisions of the SDCI index methodology, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SummerHaven Indexing.

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

If a Futures Exchange ceases trading in all contract expirations relating to an Eligible Commodity Futures Contract, SummerHaven Indexing may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the Commodity Index. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the Commodity Index. If that timing is not practicable, SummerHaven Indexing will determine the date of the replacement based on a number of factors, including the differences between the existing Benchmark Component Futures Contract and the replacement contract with respect to contractual specifications and contract expirations.

If a Benchmark Component Futures Contract is eliminated and there is no replacement contract, the underlying commodity will necessarily drop out of the Commodity Index. The designation of a replacement contract, or the elimination of a commodity from the Commodity Index because of the absence of a replacement contract, could affect the value of the Commodity Index, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the remaining contracts. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the Commodity Index.

Commodity Selection

Fourteen of the 27 Eligible Commodity Future Contracts are selected for inclusion in the Commodity Index for the next month, subject to the constraint that each of the six commodity sectors is represented by at least one commodity. The methodology used to select the 14 Benchmark Component Futures Contracts is based solely on quantitative data using observable futures prices and is not subject to human bias.

Monthly commodity selection is a two-step process based upon examination of the relevant futures prices for each commodity:

1)
The annualized percentage price difference between the closest-to-expiration Benchmark Component Futures Contract and the next closest-to-expiration Benchmark Component Futures Contract is calculated for each of the 27 Eligible Commodity Futures Contracts on the Selection Date.  The seven commodities with the highest percentage price difference are selected.  A hypothetical example is included below, with the seven selected commodities shaded below:

Eligible Commodity	Percentage Price Difference	Ranking
Crude Oil (Brent)	-4.75%	13
Crude Oil (WTI)	-5.01%	14
Gas Oil	20.78%	1
Heating Oil	-7.87%	21
Natural Gas	-19.92%	25
Unleaded Gasoline (RBOB)	1.27%	5
Feeder Cattle	-27.42%	27
Lean Hogs	-20.68%	26
Live Cattle	14.31%	3
Soybean Oil	-6.70%	20
Corn	-17.58%	24
Soybeans	-5.12%	16
Soybean Meal	3.23%	4
Wheat (Soft Red Winter)	-15.41%	23
Aluminum	-6.61%	19
Copper	-0.69%	9
Lead	-4.66%	12
Nickel	-0.57%	6
Tin	-1.83%	11
Zinc	-5.33%	17
Gold	-0.64%	8
Platinum	-1.42%	10
Silver	-0.62%	7
Cocoa	-5.09%	15
Coffee	-10.26%	22
Cotton	-6.18%	18
Sugar	16.81%	2

2)
For the remaining 20 eligible commodities, the percentage price change of each commodity over the previous year is calculated, as measured by the change in the price of the closest-to-expiration Eligible Commodity Futures Contract on the Selection Date from the price of the closest-to-expiration Eligible Commodity Futures Contract a year prior to the Selection Date.  The seven commodities with the highest percentage price change are selected.  A hypothetical example is included below, with the next seven selected commodities shaded below (the selected commodities are ranked 1 – 7):

Eligible Commodity	Percentage Price Change	Ranking
Crude Oil (Brent)	40.26%	10
Crude Oil (WTI)	68.10%	6
Heating Oil	67.65%	7
Natural Gas	10.88%	17
Feeder Cattle	12.41%	16
Lean Hogs	17.07%	14
Soybean Oil	26.94%	11
Corn	-3.16%	19
Soybeans	4.86%	18
Wheat (Soft Red Winter)	-7.69%	20
Aluminum	66.67%	8
Copper	88.22%	3
Lead	73.54%	5
Tin	77.57%	4
Zinc	97.61%	1
Gold	15.77%	15
Platinum	56.47%	9
Cocoa	18.03%	12
Coffee	17.68%	13
Cotton	97.05%	2

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

The 14 commodities selected are included in the Commodity Index for the next month on an equally-weighted basis. Due to the dynamic monthly commodity selection, the sector weights will vary from approximately 7% to 43% over time, depending on the price observations each month. The Selection Date for the Commodity Index is the fifth business day prior to the first business day of the next calendar month.

The following graph shows the sector weights of the commodities selected for inclusion in the Commodity Index as of March 31, 2011.

Contract Selection

For each commodity selected for inclusion into the Commodity Index for a particular month, the Commodity Index selects a specific Benchmark Component Futures Contract with a tenor (i.e., contract month) among the eligible tenors (the range of contract months) based upon the relative prices of the Benchmark Component Futures Contracts within the eligible range of contract months. The previous notwithstanding, the contract expiration is not changed for such month if a contract remains in the Commodity Index, as long as the contract does not expire or enter its notice period in the subsequent month.

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

The value of the SDCI Excess ReturnSM (“SDCI ER”) at the end of a business day “t” is equal to the SDCI ER value on day “t-1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t-1”.

Rebalancing Period

The Commodity Index is rebalanced during the Rebalancing Period, when existing positions are replaced by new positions based on the signals used for contract selection as outlined above.  At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

Total Return Calculation

The value of the SDCI Total ReturnSM (“SDCI TR”) on any business day is equal to the product of: (i) the value of the SDCI TR on the immediately preceding business day multiplied by (ii) one plus the sum of the day’s SDCI ER returns and one business day’s interest from the hypothetical Treasury Bill portfolio.  The value of the SDCI TR will becalculated and published by Bloomberg.

Commodity Index Base Level

The SDCI TR was set to 100 on January 2, 1991.

2011 Holiday Schedule

The SDCI TR will not be computed on the following weekdays in 2011:

January	17
February	21
April	22
May	30
July	4
September	5
November	24

The holiday schedule is subject to change.  USCI will not accept orders for Creation Baskets or Redemption Baskets on these days.

The table and chart below show the hypothetical performance of the Commodity Index from December 31, 1997 through March 31, 2011.

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

USCF HAS HAD LITTLE OR NO EXPERIENCE IN TRADING DIVERSIFIED BASKETS OF COMMODITY FUTURES FOR ITSELF OR FOR CUSTOMERS. BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

Since the Commodity Index was launched on December 18, 2009, there is only actual performance history of the Commodity Index from that date to present.  This data is available for periods prior to December 18, 2009.  However, the components of the Commodity Index and the weighting of the components of the Commodity Index are established each month based on purely quantitative data that is not subject to revision based on other external factors.  As a result, the table below reflects how the Commodity Index would have performed during the prior 10 years had it been in effect during such time period.  The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Commodity Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period
from December 31, 1997 through March 31, 2011

Year	Ending Level	Annual Return
1997	225.020
1998	185.543	-17.54%
1999	236.420	27.42%
2000	331.115	40.05%
2001	303.456	-8.35%
2002	380.074	25.25%
2003	479.254	26.09%
2004	592.263	23.58%
2005	781.942	32.03%
2006	1115.816	42.70%
2007	1518.705	36.11%
2008	1175.767	-22.58%
2009	1532.841	30.37%
2010	1852.038	20.82%
2011 (YTD)	2033.403	9.79%

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM Year-Over-Year
Hypothetical Total Returns (1998 – 3/31/2011)

Source: SummerHaven Indexing, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2011.

	Hypothetical and Historical Results for the period from December 31,
	1997 through March 31, 2011*
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	120%	80%	448%	804%
Average Annual return (total)	9.01%	11.32%	17.87%	21.08%
Annualized volatility	17.25%	24.51%	19.62%	15.95%
Annualized Sharpe ratio	0.36	0.34	0.76	1.12

Source: SummerHaven Indexing, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the Commodity Index from December 31, 1997 through March 31, 2011 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM.  The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities.  The Dow Jones-UBS Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges.  The Deutsche Bank Liquid Commodity Index-Optimum Yield Total Return™ is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills.  The data for the SDCI Total Return Index is derived by using the Commodity Index’s calculation methodology with historical prices for the futures contracts comprising the Commodity Index.  The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.  None of the indices has an investment objective identical to the Commodity Index.  As a result, there are inherent limitations in comparing the performance of such indices against the Commodity Index.  For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites.  USCI is not responsible for any information found on such websites, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2011; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index.  Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility.  Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility.  If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher.  The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill.  The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index.  A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,
DB LCI OY TR, and the Hypothetical Returns of the SDCI TR
(3/31/01 – 3/31/11)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,
DB LCI OY TR, and the Hypothetical Returns of the SDCI TR
(3/31/06 – 3/31/11)

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

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust’s condensed financial statements and related disclosures and has determined that the valuation of Commodity Interests, which are not traded on a United States or internationally recognized futures exchange (such as swaps and other over-the-counter contracts) involves a critical accounting policy.  The values which are used by USCI for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.  In addition, USCI estimates interest income on a daily basis using prevailing rates earned on its cash and cash equivalents.  These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USCI currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents.  USCI has allocated substantially all of its net assets to trading in Commodity Interests.  USCI invests in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Commodity Interests.  A significant portion of USCI’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Commodity Interests.  The balance of the net assets is held in USCI’s account at its custodian bank. Income received from USCI’s money market funds is paid to USCI.  During the three months ended March 31, 2011, USCI’s expenses exceeded the income USCI earned and the cash earned from the sale of Creation Baskets.  During the three months ended March 31, 2011, USCI was forced to use other assets to pay cash expenses, which could cause a drop in USCI’s NAV over time.  To the extent expenses exceed income USCI’s NAV will be negatively impacted.

USCI’s investments in Commodity Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit.  Such market conditions could prevent USCI from promptly liquidating its positions in Futures Contracts.  During the three months ended March 31, 2011, USCI was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USCI cannot predict whether such an event may occur in the future.

Prior to the initial offering of each Trust Series, all payments with respect to each Trust Series’ expenses were or are paid by USCF.  USCI, which as of the date of this quarterly report on Form 10-Q, is the only series which offers units publicly, does not have an obligation or intention to refund such payments by USCF.  USCF is under no obligation to pay USCI’s or any other additional Trust Series’ current or future expenses.  Since the initial offering of units, USCI has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (iv) other expenses, including certain tax reporting costs, (v) the fees of the Trustee in connection with its services as Delaware trustee of the Trust and (vi) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USCI’s Marketing Agent, Administrator and Custodian, the trading advisory and licensing fees of SummerHaven and offering expenses relating to the initial offering of units of USCI, USMI, USAI and USCUI.  If USCF and each Trust Series are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, one more of the Trust Series will terminate and investors may lose all or part of their investment.

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

USCF attempts to manage the credit risk of USCI by following various trading limitations and policies.  In particular, USCI generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Commodity-Related Investments it holds.  USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USCI to limit its credit exposure.  Newedge USA, LLC, USCI’s commodity broker, or any other broker that may be retained by USCI in the future, when acting as USCI’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USCI, all assets of USCI relating to domestic Futures Contracts trading.  These futures commission merchants are not allowed to commingle USCI’s assets with their other assets.  In addition, the CFTC requires commodity brokers to hold in a secure account USCI’s assets related to foreign Futures Contracts trading. During the three months ended March 31, 2011, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange.  Those Futures Contracts are denominated in U.S. dollars.

If, in the future, USCI purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2011, USCI had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $393,392,471.  This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2011, neither the Trust nor USCI has any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USCI.  While USCI’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USCI’s financial position.

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

USCI pays its own brokerage and other transaction costs. USCI pays fees to futures commission merchants in connection with its transactions in Futures Contracts. Futures commission merchant fees were 0.15% for the three months ended March 31, 2011 for USCI. In general, transaction costs on over-the-counter Commodity Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011.

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

As of March 31, 2011, USCI’s portfolio consisted of 7,651 Futures Contracts traded on the Futures Exchanges.  For a list of USCI’s current holdings, please see USCI’s website at www.unitedstatescommodityindexfund.com.  See “Portfolio Holdings” for a complete list of Futures Contracts held by USCI during the three months ended March 31, 2011.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USCI may purchase over-the-counter contracts (“OTC Contracts”).  Unlike most exchange-traded Futures Contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some commodity-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants.  Other commodity-based derivatives have highly customized terms and conditions and are not as widely available.  Many of these OTC Contracts are cash-settled forwards for the future delivery of specified commodities that have terms similar to the Futures Contracts.  Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of the specified commodity, forward commodity price or commodity futures price.  In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of the future contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis. For example, USCI may enter into OTC derivative contracts whose value will be tied to changes in the difference between the spot price of the specified commodity, the price of Futures Contracts traded on the Futures Exchanges and the prices of other Futures Contracts in which USCI may invest.

To reduce the credit risk that arises in connection with such contracts, USCI will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc.  that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s board of directors (the “Board”).  Furthermore, USCF, on behalf of USCI, only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC.  Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel.  Existing counterparties are also reviewed periodically by USCF.  USCI will also require that the counterparty be highly rated and/or provide collateral or other credit support.  Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants, but has not implemented any rules on these issues.  On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties.  The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user.  With certain exceptions not applicable to USCI and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities.  Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules.  As commodity pools, USCI and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator.  Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator.  In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps.  The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments, such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources.  In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC Contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction.  As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

USCI may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Commodity Index.  USCI would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.  The effect of holding such combined positions is to adjust the sensitivity of USCI to changes in the price relationship between futures contracts, which will expire sooner, and those that will expire later.  USCI would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USCI, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in commodity prices.  USCI would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option.  The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USCI would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of USCI or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in commodity prices.

During the three months ended March 31, 2011, USCI did not employ any hedging methods such as those described above since all of its investments were made over an exchange.  Therefore, during such period, USCI was not exposed to counterparty risk.

USCI anticipates that the use of Other Commodity-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USCI.  However, there can be no assurance of this.  OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact USCI’s ability to successfully track the Commodity Index.

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

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Removed and Reserved.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month the Trust and USCI publish account statements for USCI’s unitholders, which include Statements of Income (Loss) Statements of Changes in NAV and Statements of Changes in Units Outstanding.  The account statements are furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USCI’s website at www.unitedstatescommodityindexfund.com.

Item 6.	Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

       .

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

Date:  May 16, 2011

By: /s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date:  May 16, 2011