Form 10-Q
period 2011-06-30
United States Commodity Index Funds Trust
filed 2011-08-15
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145

Alameda, California 94502

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2011 (Unaudited) and December 31, 2010

	Copper Index	Copper Index	Copper Index	Copper Index	Copper Index	Copper Index	Copper Index
	June 30, 2011					December 31, 2010
	United States Commodity Index Fund	United States Metals Index Fund	United States Agriculture Index Fund	United States Copper Index Fund	United States Commodity Index Funds Trust	United States Commodity Index Fund	United States Commodity Index Funds Trust
Assets
Cash and cash equivalents (Note 6)	$432,482,543	$1,000	$1,000	$1,000	$432,485,543	$87,443,112	$87,446,112
Equity in Newedge trading accounts:
Cash	65,107,886	—	—	—	65,107,886	8,225,946	8,225,946
Unrealized gain (loss) on open commodity futures contracts	(22,240,496)	—	—	—	(22,240,496)	7,417,317	7,417,317
Receivable from Sponsor (Note 4)	—	—	—	—	—	51,397	51,397
Dividend receivable	1,477	—	—	—	1,477	505	505
Other assets	11,143	—	—	—	11,143	—	—

Total assets	$475,362,553	$1,000	$1,000	$1,000	$475,365,553	$103,138,277	$103,141,277

Liabilities and Capital
Payable for units redeemed	$6,401,601	$—	$—	$—	$6,401,601	$—	$—
Management fees payable (Note 4)	373,727	—	—	—	373,727	66,026	66,026
Professional fees payable	124,670	—	—	—	124,670	74,832	74,832
Brokerage commissions payable	26,195	—	—	—	26,195	5,085	5,085

Total liabilities	6,926,193	—	—	—	6,926,193	145,943	145,943

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000	1,000	1,000	4,000	1,000	4,000
Unitholders	468,435,360	—	—	—	468,435,360	102,991,334	102,991,334

Total Capital	468,436,360	1,000	1,000	1,000	468,439,360	102,992,334	102,995,334

Total liabilities and capital	$475,362,553	$1,000	$1,000	$1,000	$475,365,553	$103,138,277	$103,141,277

Units outstanding	7,300,020	—	—	—	7,300,020	1,600,020	1,600,020

Net asset value per unit	$64.17					$64.37

Market value per unit	$63.71					$64.50

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)*

At June 30, 2011

United States Commodity Index Fund

	Gain (Loss)	Gain (Loss)	Gain (Loss)
	Number of Contracts	Gain (Loss) on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT July 2011 contracts, expiring July 2011	265	$(4,231,725)	(0.90)
LME Lead Futures LL August 2011 contracts, expiring August 2011	599	1,843,281	0.39
LME Nickel Futures LN September 2011 contracts, expiring September 2011	175	(4,132,110)	(0.88)
ICE-US Sugar #11 Futures SB October 2011 contracts, expiring September 2011	1,131	4,593,926	0.98
ICE-US Coffee-C Futures KC December 2011 contracts, expiring November 2011	344	(400,894)	(0.09)
ICE-US Cotton Futures CT December 2011 contracts, expiring November 2011	538	(3,244,895)	(0.69)
LME Lead Futures LL December 2011 contracts, expiring December 2011	513	837,300	0.18
LME Tin Futures LT February 2012 contracts, expiring February 2012	261	601,435	0.13
ICE Brent Crude Oil Futures CO March 2012 contracts, expiring February 2012	290	342,410	0.07
ICE Brent Crude Oil Futures CO April 2012 contracts, expiring March 2012	18	(77,810)	(0.02)
LME Copper Futures LP June 2012 contracts, expiring June 2012	147	868,763	0.19

	4,281	(3,000,319)	(0.64)

United States Contracts
CMX Silver Futures SI July 2011 contracts, expiring July 2011	3	1,155	0.00
CBOT Corn Futures C September 2011 contracts, expiring September 2011	1,006	65,350	0.00
CBOT Soybean S Futures September 2011 contracts, expiring September 2011	499	(1,887,187)	(0.40)
CBOT Wheat Futures W September 2011 contracts, expiring September 2011	960	(10,688,550)	(2.28)
CMX Silver Futures SI September 2011 contracts, expiring September 2011	192	(2,667,105)	(0.57)
CME Lean Hogs Futures LH October 2011 contracts, expiring October 2011	948	644,330	0.14
NYMEX RBOB Gasoline Futures XB October 2011 contracts, expiring September 2011	299	(3,244,265)	(0.69)
CBOT Soybean Oil Futures BO December 2011 contracts, expiring December 2011	974	(1,420,800)	(0.30)

	4,881	(19,197,072)	(4.10)

Open Futures Contracts - Short**
Foreign Contracts
LME Tin Futures LT July 2011 contracts, expiring July 2011	265	(397,145)	(0.09)
LME Lead Futures LL August 2011 contracts, expiring August 2011	599	(2,583,793)	(0.55)
LME Nickel Futures LN September 2011 contracts, expiring September 2011	175	2,937,833	0.63

	1,039	(43,105)	(0.01)

Total Open Futures Contracts	10,201	$(22,240,496)	(4.75)

	Principal Amount	Market Value
Cash Equivalents
Unites States Treasury Obligations
U.S. Treasury Bills:
0.05%, 7/07/2011	$55,000,000	$54,999,442	11.74
0.04%, 7/14/2011	56,000,000	55,999,217	11.96
0.04%, 7/28/2011	53,000,000	52,998,410	11.31
0.03%, 8/04/2011	45,000,000	44,998,937	9.61
0.04%, 8/25/2011	125,000,000	124,993,316	26.68
0.03%, 9/08/2011	37,000,000	36,998,227	7.90
0.03%, 9/15/2011	6,000,000	5,999,620	1.28
0.02%, 9/22/2011	49,000,000	48,997,256	10.46

Total Cash Equivalents		$425,984,425	90.94

*

The United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund were not operational as of June 30, 2011 and therefore have no reportable Condensed Schedule of Investments.

**

All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (i.e., due to a redemption or to reflect a rebalancing of the SummerHaven Dynamic Commodity Index Total Return).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2011 and 2010

	United States	United States	United States	United States	United States	United States
	Three months ended June 30, 2011					Three months ended June 30, 2010
	United States Commodity Index Fund	United States Metals Index Fund	United States Agriculture Index Fund	United States Copper Index Fund	United States Commodity Index Funds Trust	United States Commodity Index Funds Trust
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(6,882,422)	$—	$—	$—	$(6,882,422)	$—
Change in unrealized loss on open positions	(37,703,452)	—	—	—	(37,703,452)	—
Realized trading gain on short-term investments	1,699	—	—	—	1,699	—
Interest income	68,313	—	—	—	68,313	—
Other income	15,000	—	—	—	15,000	—

Total loss	(44,500,862)	—	—	—	(44,500,862)	—

Expenses
Management fees (Note 4)	1,118,504	—	—	—	1,118,504	—
Professional fees	173,595	—	—	—	173,595	—
Brokerage commissions	90,206	—	—	—	90,206	—
Other expenses	4,702	—	—	—	4,702	—

Total expenses	1,387,007	—	—	—	1,387,007	—

Expense waiver (Note 4)	—	—	—	—	—	—

Net expenses	1,387,007	—	—	—	1,387,007	—

Net loss	$(45,887,869)	$—	$—	$—	$(45,887,869)	$—

Net loss per unit	$(6.21)

Net loss per weighted average unit	$(6.59)

Weighted average units outstanding	6,958,262

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited) (Continued)

For the three and six months ended June 30, 2011 and 2010

	United States	United States	United States	United States	United States	United States
	Six months ended June 30, 2011					Six months ended June 30, 2010
	United States Commodity Index Fund	United States Metals Index Fund	United States Agriculture Index Fund	United States Copper Index Fund	United States Commodity Index Funds Trust	United States Commodity Index Funds Trust
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$3,042,473	$—	$—	$—	$3,042,473	$—
Change in unrealized loss on open positions	(29,657,813)	—	—	—	(29,657,813)	—
Realized trading gain on short-term investments	1,885	—	—	—	1,885	—
Interest income	123,941	—	—	—	123,941	—
Other income	51,000	—	—	—	51,000	—

Total loss	(26,438,514)	—	—	—	(26,438,514)	—

Expenses
Management fees (Note 4)	1,696,732	—	—	—	1,696,732	—
Professional fees	296,895	—	—	—	296,895	—
Brokerage commissions	179,608	—	—	—	179,608	—
Other expenses	5,856	—	—	—	5,856	—

Total expenses	2,179,091	—	—	—	2,179,091	—

Expense waiver (Note 4)	(36,907)	—	—	—	(36,907)	—

Net expenses	2,142,184	—	—	—	2,142,184	—

Net loss	$(28,580,698)	$—	$—	$—	$(28,580,698)	$—

Net loss per unit	$(0.20)

Net loss per weighted average unit	$(5.40)

Weighted average units outstanding	5,290,075

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the six months ended June 30, 2011

	United States	United States	United States	United States
				United States Commodity
	United States Commodity Index Fund			Index Funds
	Sponsor	Unitholders	Total	Trust
Balances, at December 31, 2010	$1,000	$102,991,334	$102,992,334	$102,995,334
Additions	—	420,560,153	420,560,153	420,560,153
Redemptions	—	(26,535,429)	(26,535,429)	(26,535,429)
Net loss	—	(28,580,698)	(28,580,698)	(28,580,698)

Balances, at June 30, 2011	$1,000	$468,435,360	$468,436,360	$468,439,360

				United States Commodity
	United States Metals Index Fund			Index Funds
	Sponsor	Unitholders	Total	Trust
Balances, at December 31, 2010	$—	$—	$—	$102,995,334
Transfer of interest (Note 3)	1,000	—	1,000	—
Additions	—	—	—	420,560,153
Redemptions	—	—	—	(26,535,429)
Net loss	—	—	—	(28,580,698)

Balances, at June 30, 2011	$1,000	$—	$1,000	$468,439,360

				United States Commodity
	United States Agriculture Index Fund			Index Funds
	Sponsor	Unitholders	Total	Trust
Balances, at December 31, 2010	$—	$—	$—	$102,995,334
Transfer of interest (Note 3)	1,000	—	1,000	—
Additions	—	—	—	420,560,153
Redemptions	—	—	—	(26,535,429)
Net loss	—	—	—	(28,580,698)

Balances, at June 30, 2011	$1,000	$—	$1,000	$468,439,360

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited) (Continued)

For the six months ended June 30, 2011

	United States	United States	United States	United States
	United States Copper Index Fund			United States Commodity Index Funds
	Sponsor	Unitholders	Total	Trust
Balances, at December 31, 2010	$—	$—	$—	$102,995,334
Transfer of interest (Note 3)	1,000	—	1,000	—
Additions	—	—	—	420,560,153
Redemptions	—	—	—	(26,535,429)
Net loss	—	—	—	(28,580,698)

Balances, at June 30, 2011	$1,000	$—	$1,000	$468,439,360

United States	United States	United States	United States

United States Commodity Index Funds Trust
Condensed Statements of Changes in Units Outstanding (Unaudited)
For the six months ended June 30, 2011
	United States	United States	United States	United States

				United States Commodity
	United States Commodity Index Fund			Index Funds
	Sponsor	Unitholders	Total	Trust
Units Outstanding, at December 31, 2010	20	1,600,000	1,600,020	1,600,020
Additions	—	6,100,000	6,100,000	6,100,000
Redemptions	—	(400,000)	(400,000)	(400,000)

Units Outstanding, at June 30, 2011	20	7,300,000	7,300,020	7,300,020

Net Asset Value Per Unit:
At December 31, 2010			$64.37

At June 30, 2011			$64.17

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2011 and 2010

	United States	United States	United States	United States	United States	United States
	Six months ended June 30, 2011					Six months ended June 30, 2010
	United States Commodity Index Fund	United States Metals Index Fund	United States Agriculture Index Fund	United States Copper Index Fund	United States Commodity Index Funds Trust	United States Commodity Index Funds Trust
Cash Flows from Operating Activities:
Net loss	$(28,580,698)	$—	$—	$—	$(28,580,698)	$—
Adjustments to reconcile net loss to cash used in operating activities:
Increase in commodity futures trading account - cash	(56,881,940)	—	—	—	(56,881,940)	—
Unrealized loss on futures contracts	29,657,813	—	—	—	29,657,813	—
Decrease in receivable from Sponsor	51,397	—	—	—	51,397	—
Increase in dividend receivable	(972)	—	—	—	(972)	—
Increase in other assets	(11,143)	—	—	—	(11,143)	—
Increase in management fees payable	307,701	—	—	—	307,701	—
Increase in professional fees payable	49,838	—	—	—	49,838	—
Increase in brokerage commissions payable	21,110	—	—	—	21,110	—

Net cash used in operating activities	(55,386,894)	—	—	—	(55,386,894)	—

Cash Flows from Financing Activities:
Addition of units	420,560,153	1,000	1,000	1,000	420,563,153	—
Redemption of units	(20,133,828)	—	—	—	(20,136,828)	—

Net cash provided by financing activities	400,426,325	1,000	1,000	1,000	400,426,325	—

Net Increase in Cash and Cash Equivalents	345,039,431	1,000	1,000	1,000	345,039,431	—

Cash and Cash Equivalents, beginning of period	87,443,112	—	—	—	87,446,112	—

Cash and Cash Equivalents, end of period	$432,482,543	$1,000	$1,000	$1,000	$432,485,543	$—

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended June 30, 2011 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), which is a commodity pool that issues units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The Trust also includes three additional series, the United States Metals Index Fund (“USMI”), the United States Agriculture Index Fund (“USAI”) and the United States Copper Index Fund (“USCUI”), that may be publicly offered in the future, but USCI, which was formed on April 1, 2010, is currently the Trust’s only publicly offered series. USCI, USMI, USAI and USCUI are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement dated as of November 10, 2010 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and USCI and is also responsible for the management of the Trust and Trust Series. A registration statement has been filed with the U.S. Securities and Exchange Commission (the “SEC”) registering units of USMI, USAI and USCUI. However, such registration statement has not been declared effective as of the date of this quarterly report on Form 10-Q. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

In addition, from July 1, 2011 to December 31, 2011, Authorized Purchasers pay USCI a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”); prior to July 1, 2011 this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USCI but rather at market prices quoted on such exchange.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. Each Trust Series is not subject to income tax return examinations by major taxing authorities for years before 2010 (year of each Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2011.

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

Reclassification

The audited financial statements for the period ended December 31, 2010 have been adjusted to reflect a non-material capital contribution of cash from USCF in the amount of $3,000. The $3,000 capital contribution was received by the Trust from USCF on November 10, 2010.

NOTE 3 — TRUST SERIES

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

The investment objective of USCI is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the Commodity Index, less USCI’s expenses. The Sponsor does not intend to operate USCI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the Commodity Index or the prices of any particular group of Futures Contracts. USCI accomplishes its objective through investments in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). As of June 30, 2011, USCI held 10,201 Futures Contracts.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAI and USCUI were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On April 1, 2011, the Trust transferred $1,000 to each of USMI, USAI and USCUI, which was deemed a capital contribution to each series. Upon commencement of USMI’s, USAI’s and USCUI’s initial offering of units, USCF will receive Sponsor Units in each of USMI, USAI and USCUI in exchange for the previously received capital contribution, representing a beneficial ownership in each series. A registration statement registering units of USMI, USAI and USCUI has been filed with the SEC, but has not yet been declared effective as of the date of filing of this quarterly report on Form 10-Q.

NOTE 4 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

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

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, currently, as the only publicly available series of the Trust, USCI is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

USCI pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2011, USCI did not incur any registration fees or other offering expenses.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by the Trust Series. These costs are estimated to be $300,000 for the year ending December 31, 2011.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USCI pays all brokerage fees and other expenses in connection with the operation of USCI, excluding costs and expenses paid by USCF as outlined in Note 5 below. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect.

NOTE 5 — CONTRACTS AND AGREEMENTS

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

USCF is party to an Amended Advisory Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to USCF with respect to the Commodity Index and investment decisions for USCI, the SummerHaven Dynamic Metals Index Total Return (the “Metals Index”) and investment decisions for USMI, the SummerHaven Dynamic Agriculture Index Total Return (the “Agriculture Index”) and investment decisions for USAI and the SummerHaven Copper Index Total Return (the “Copper Index”) and investment decisions for USCUI. SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Commodity Index, the Agriculture Index, the Metals Index and the Copper Index, anticipated changes to the each Index and the nature of each Index’s current or anticipated component securities. For these services, USCF pays SummerHaven a fee based on a percentage of the average daily assets of each Trust Series. For each Trust Series, the fee is equal to the percentage fees paid to USCF minus 0.14%, with that result multiplied by 0.5, minus 0.06% to arrive at the actual fee paid.

USCF is also party to an Amended Licensing Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven sub-licensed to USCI, USMI, USAI and USCUI the use of certain names and marks, including the Commodity Index, the Metals Index, the Agriculture Index and the Copper Index, respectively, for which SummerHaven has a sub-license from SummerHaven Index Management, LLC, the owner of each Index. Under the Licensing agreement, USCF is expected to pay SummerHaven an annual fee of $15,000 for the year ending December 31, 2011 and in subsequent years, plus an annual fee of 0.06% of the average daily assets of each Trust Series.

NOTE 6 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

Through June 30, 2011, all of the Futures Contracts held by USCI were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USCI were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USCI has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USCI bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USCI’s cash in money market funds that seek to maintain a stable net asset value. USCI is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2011 and December 31, 2010, USCI had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $497,590,429 and $95,669,058, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for USCI for the six months ended June 30, 2011. This information has been derived from information presented in the condensed financial statements.

For the six months ended June 30, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$64.37
Total income	0.20
Total expenses	(0.40)

Net decrease in net asset value	(0.20)

Net asset value, end of period	$64.17

Total Return	(0.31)%

Ratios to Average Net Assets
Total loss	(7.34)%

Management fees*	0.95%

Total expenses excluding management fees*	0.27%

Expenses waived*	(0.02)%

Net expenses excluding management fees*	0.25%

Net loss	(7.94)%

* Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USCI.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Trust and each Trust Series value their investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Trust and each Trust Series (observable inputs) and (2) the Trust’s and each Trust Series’ own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USCI’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$60,988,891	$60,988,891	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	3,224,603	3,224,603	—	—
United States Contracts	4,192,714	4,192,714	—	—

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at June 30, 2011 using the fair value hierarchy:

At June 30, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$425,984,425	$425,984,425	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(3,043,424)	(3,043,424)	—	—
United States Contracts	(19,197,072)	(19,197,072)	—	—

During the six months ended June 30, 2011, there were no significant transfers between Level I and Level II.

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	At December 31, 2010	At December 31, 2010	At December 31, 2010
Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At June 30, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$(22,240,496)	$7,417,317

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$3,042,473

	Change in unrealized loss on open positions		$(29,657,813)

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on the Trust’s and each Trust Series’ financial statement disclosures.

In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on the Trust’s and each Trust Series’ financial statement disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Trust and each Trust Series have performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

The regulation of commodity interests in the United States is subject to ongoing modification by governmental and judicial action. On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law.

All of the Dodd-Frank Act’s provisions will have become effective by the date of this quarterly report on Form 10-Q. However, new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been finalized. Therefore, each Trust Series will necessarily operate in a period of regulatory uncertainty until new regulations have been finalized. Some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact the Trust Series are discussed below.

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact each Trust Series’ ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect the Trust Series. In particular, new position limits imposed on each Trust Series or its counterparties may impact each Trust Series’ ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of the Trust Series’ investments and doing business, which could adversely impact the ability of each Trust Series to achieve its investment objective.

On January 13, 2011, the U.S. Commodity Futures Trading Commission (the “CFTC”) proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity. At this time, it is unknown precisely when such position limits would take effect. It is also unclear when the CFTC’s proposed rule regarding position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under such proposed rule are substantially similar to the position limits currently set by the exchanges, will take effect.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to the Trust Series and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities. Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules. As commodity pools, each Trust Series and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

The CFTC and the SEC have proposed joint rules defining “swaps” and “security-based swaps,” which would provide additional clarity regarding which transactions will be regulated as such under the Dodd-Frank Act and, more specifically, whether and how new CFTC and SEC rules will apply to each Trust Series. The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to the Trust Series and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. The effect of the future regulatory change on each Trust Series is impossible to predict, but it could be substantial and adverse.

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

Commodity Markets

Commodity Futures Price Movements

Six Months Ended June 30, 2011

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited moderate daily swings along with an uneven upward trend during the six months ended June 30, 2011. The table below compares the total returns of the Commodity Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)(2)	0.33%
S&P GSCI Commodity Index Total Return(1)	2.71%
Dow Jones-UBS Commodity Index Total Return(1)	2.88%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(1)	-2.58%

(1)	Source: Bloomberg
(2)	The inception date for the SummerHaven Dynamic Commodity Index Total Return is December 2009.

The value of the Commodity Index as of December 31, 2010 was 1,852.04. As of June 30, 2011, the value of the Commodity Index was 1,858.14, up approximately 0.329% over the six months ended June 30, 2011.

USCI’s NAV began the period at $64.37 per unit and ended the period at $64.17 per unit on June 30, 2011, a decrease of approximately 0.31% over the period. USCI’s NAV reached its high for the period on April 8, 2011 at $72.80 per unit and reached its low for the period on June 27, 2011 at $62.87 per unit. The return of 0.329% on the Commodity Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Commodity Index” below for information about how expenses and income affect USCI’s NAV.

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

Since its initial offering of 50,000,000 units, USCI has not registered any subsequent offerings of its units. As of June 30, 2011, USCI had issued 7,800,020 units, 7,300,020 of which were outstanding. As of June 30, 2011, there were 42,199,980 units registered but not yet issued.

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

Results of operations for USMI, USCUI and USAI are not reported, as such funds have not commenced operations as of the filing of this quarterly report on Form 10-Q.

For the Six Months Ended June 30, 2011

A comparison of USCI’s results of operations for the six months ended June 30, 2010 and 2011 has not been provided because USCI had not commenced operations as of June 30, 2010.

As of June 30, 2011, the total unrealized loss on Futures Contracts owned or held on that day was $22,240,496, and USCI established cash deposits, including cash investments in money market funds, that were equal to $497,590,429. USCI held 86.92% of its cash assets in overnight deposits and money market funds at its custodian bank, while 13.08% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2011 was $64.17.

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

During the six months ended June 30, 2011, the daily average total net assets of USCI were $360,167,036. The management fee incurred by USCI during the period amounted to $1,696,732.

In addition to the management fee, USCI pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2011 was $482,359. For the six months ended June 30, 2011, USCI did not incur any fees or other expenses relating to the registration or offering of additional units. For a portion of the six months ended June 30, 2011, an expense waiver was in effect which offset certain of the expenses incurred by USCI. The total amount of the expense waiver was $36,907. For the six months ended June 30, 2011, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $2,179,091, and after allowance for the expense waiver, totaled $2,142,184. As of March 31, 2011, the expense waiver was no longer in effect.

USCI also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or Treasuries. During the six months ended June 30, 2011, total commissions paid to brokers amounted to $179,608. As an annualized percentage of total net assets, the figure for the six months ended June 30, 2011 represents approximately 0.10% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USCI’s audit expenses and tax accounting and reporting requirements are paid by USCI. These costs are estimated to be $300,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect.

Interest Income. USCI seeks to invest its assets such that it holds Futures Contracts and Other Commodity-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USCI to pay the full amount of the contract value at the time of purchase, but rather require USCI to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USCI retains an amount that is approximately equal to its total net assets, which USCI invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USCI’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2011, USCI earned $123,941 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.07%. USCI purchased Treasuries during the six months ended June 30, 2011 and also held cash and/or cash equivalents during this time period.

For the Three Months Ended June 30, 2011

A comparison of USCI’s results of operations for the three months ended June 30, 2010 and 2011 has not been provided because USCI had not commenced operations as of June 30, 2010.

Portfolio Expenses. During the three months ended June 30, 2011, the daily average total net assets of USCI were $427,243,112. The management fee incurred by USCI during the period amounted to $1,118,504.

In addition to the management fee, USCI pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2011 was $268,503. For the three months ended June 30, 2011, USCI did not incur any fees or other expenses relating to the registration or offering of additional units.

USCI also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or Treasuries. During the three months ended June 30, 2011, total commissions paid to brokers amounted to $90,206. As an annualized percentage of total net assets, the figure for the three months ended June 30, 2011 represents approximately 0.08% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USCI’s audit expenses and tax accounting and reporting requirements are paid by USCI. These costs are estimated to be $300,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect.

Interest Income. USCI seeks to invest its assets such that it holds Futures Contracts and Other Commodity-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USCI to pay the full amount of the contract value at the time of purchase, but rather require USCI to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USCI retains an amount that is approximately equal to its total net assets, which USCI invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USCI’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2011, USCI earned $68,313 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. USCI purchased Treasuries during the three months ended June 30, 2011 and also held cash and/or cash equivalents during this time period.

Portfolio Holdings

During the six months ended June 30, 2011 and the period from USCI’s inception date, August 9, 2010, to June 30, 2011, USCI’s portfolio held at all times Futures Contracts based on 14 different commodities. Due to changes in the composition of the Commodity Index, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The Commodity Index” below). The tables below list the Benchmark Component Futures Contracts held during the six months ended June 30, 2011 and from the inception date, August 9, 2010, to June 30, 2011, respectively.

Portfolio holdings for USMI, USCUI and USAI are not reported, as such funds have not commenced operations as of the filing of this quarterly report on Form 10-Q.

Benchmark Component Futures Contracts for USCI

Commodity	As of Jan 1, 2011	As of Feb 1, 2011	As of Mar 1, 2011	As of Apr 1, 2011	As of May 1, 2011	As of Jun 1, 2011
Crude Oil (Brent)	—	—	—	—	—	—
Crude Oil (WTI)
Gas Oil	—	—	—	—		—
Heating Oil				—		—
Natural Gas
Unleaded Gasoline					—	—
Feeder Cattle	—	—
Lean Hogs			—		—	—
Live Cattle				—	—
Soybean Oil	—	—		—	—	—
Corn	—	—	—	—	—	—
Soybeans	—	—		—		—
Soybean Meal
Wheat	—	—	—	—	—	—
Aluminum
Copper	—
Lead	—	—	—	—	—
Nickel		—	—
Tin	—	—	—	—	—	—
Zinc
Gold			—
Platinum
Silver	—	—	—	—	—	—
Cocoa	—	—	—		—
Coffee		—	—	—	—	—
Cotton	—	—	—	—	—	—
Sugar	—	—	—	—	—	—

Total Number of Benchmark Component Futures Contracts	14	14	14	14	14	14

— = Component

Benchmark Component Futures Contracts for USCI

Commodity	Commencement of Operations Aug 9, 2010	As of Sep 1, 2010	As of Oct 1, 2010	As of Nov 1, 2010	As of Dec 1, 2010	As of Jan 1, 2011	As of Feb 1, 2011	As of Mar 1, 2011	As of Apr 1, 2011	As of May 5, 2011	As of Jun 1, 2011
Crude Oil (Brent)						—		—	—	—	—
Crude Oil (WTI)	—										—
Gas Oil			—			—	—	—	—		—
Heating Oil									—		—
Natural Gas	—	—									—
Unleaded Gasoline	—	—	—	—	—	—	—	—	—	—	—
Feeder Cattle			—		—	—	—				—
Lean Hogs	—	—	—	—	—			—		—	—
Live Cattle	—	—	—	—	—	—	—	—	—	—	—
Corn		—	—	—	—	—	—	—	—	—	—
Soybeans	—	—				—	—		—		—
Soybean Meal	—	—									—
Soybean Oil			—	—	—	—	—		—	—	—
Wheat	—	—	—	—	—	—	—	—	—	—	—
Aluminum											—
Copper	—		—	—	—	—					—
Lead						—	—	—	—	—	—
Nickel	—		—	—	—		—	—			—
Tin	—	—	—	—	—	—	—	—	—	—	—
Zinc	—	—	—	—	—	—	—	—	—	—	—
Gold	—	—		—	—			—			—
Platinum	—	—		—							—
Silver	—	—	—	—	—	—	—	—	—	—	—
Cocoa						—	—	—		—	—
Coffee	—	—	—	—	—		—	—	—	—	—
Cotton	—	—	—	—	—	—	—	—	—	—	—
Sugar	—	—	—	—	—	—	—	—	—	—	—

Total Number of Benchmark Component Futures Contracts	14	14	14	14	14	14	14	14	14	14	14

— = Component

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities as measured from USCI’s inception date, August 9, 2010 to June 30, 2011. Second, while the tables above list the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

Commodity	Commencement of Operations Aug 9, 2010	As of Sep 1, 2010	As of Oct 1, 2010	As of Nov 1, 2010	As of Dec 1, 2010	As of Jan 1, 2011	As of Feb 1, 2011	As of Mar 1, 2011	As of Apr 1, 2011	As of May 1, 2011	As of Jun 1, 2011	Spot Price Performance since USCI inception *
Silver	—	—	—	—	—	—	—	—	—	—	—	91%
Sugar	—	—	—	—	—	—	—	—	—	—	—	60%
Cotton	—	—	—	—	—	—	—	—	—	—	—	58%
Coffee	—	—	—	—	—		—	—	—	—	—	56%
Corn		—	—	—	—	—	—	—	—	—	—	56%
Unleaded Gasoline		—	—	—	—					—	—	43%
Crude Oil (Brent)						—		—	—	—	—	39%
Heating Oil									—		—	36%
Gas Oil			—			—	—	—	—		—	36%
Soybean Oil			—	—	—	—	—		—	—	—	32%
Copper	—		—	—	—	—						28%
Gold	—	—		—	—			—				25%
Soybeans	—	—				—	—		—		—	25%
Lead						—	—	—	—	—		23%
Feeder Cattle			—		—	—	—					23%
Tin	—	—	—	—	—	—	—	—	—	—	—	22%
Live Cattle				—	—				—	—		21%
Crude Oil (WTI)	—											17%
Lean Hogs	—	—	—	—	—			—		—	—	16%
Aluminum												15%
Platinum	—	—		—								12%
Zinc												11%
Soybean Meal	—	—										7%
Cocoa						—	—	—		—		5%
Nickel	—		—	—	—		—	—				3%
Natural Gas	—	—										2%
Wheat	—	—	—	—	—	—	—	—	—	—	—	-18%

— = Component

* From 8/9/10 to 6/30/11

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

For the 30 valuation days ended June 30, 2011, the simple average daily change in the Commodity Index was -0.128%, while the simple average daily change in the NAV of USCI over the same time period was -0.132%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the NAV was -0.149%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s NAV versus the daily movement of the Commodity Index for the 30- valuation day period ended June 30, 2011. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts since inception.

Since the commencement of the offering of USCI’s units to the public on August 10, 2010 to June 30, 2011, the simple average daily change in the Commodity Index was 0.122%, while the simple average daily change in the NAV of USCI over the same time period was 0.117%. The average daily difference was -0.005% (or -0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the NAV was -0.194%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2011, the actual total return of USCI as measured by changes in its NAV was -0.31%. This is based on an initial NAV of $64.37 on December 31, 2010 and an ending NAV as of June 30, 2011 of $64.17. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Commodity Index, USCI would have had an estimated NAV of $64.58 as of June 30, 2011, for a total return over the relevant time period of 0.33%. The difference between the actual NAV total return of USCI of -0.31% and the expected total return based on the Commodity Index of 0.33% was an error over the time period of -0.64%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual return and the expected Commodity Index return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the six months ended June 30, 2011, USCI received interest income of $123,941, which is equivalent to a weighted average income rate of 0.07% for such period. In addition, during the six months ended June 30, 2011, USCI also collected $51,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual return. However, if the total assets of USCI continue to increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the six months ended June 30, 2011, USCI incurred net expenses of $2,142,184. Income from interest and Authorized Purchaser collections net of expenses was $(1,967,243), which is equivalent to an annualized weighted average net income rate of (1.10)% for the six months ended June 30, 2011.

There are currently three factors that have impacted or are most likely to impact USCI’s ability to accurately track the Commodity Index.

First, USCI may buy or sell its holdings in the then current Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which USCI executes the trade. In that case, USCI may pay a price that is higher, or lower, than that of the Benchmark Component Futures Contracts, which could cause the changes in the daily NAV of USCI to either be too high or too low relative to the changes in the price of the Commodity Index. During the six months ended June 30, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USCI to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USCI’s attempt to track the Commodity Index over time.

Second, USCI earns interest income on its cash, cash equivalents and Treasury holdings. USCI is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2011. Interest payments, and any other income, were retained within the portfolio and added to USCI’s NAV. At the same time, USCI incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of the Commodity Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When USCI’s income exceeds the sum of USCI’s expenses by the yield on the 90-Day U.S. Treasury Bill, USCI realizes a net yield that tends to cause daily changes in the NAV of USCI to track slightly higher than daily changes in the price of the Commodity Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill that tends to cause daily changes in the NAV of USCI to track slightly lower than daily changes in the price of the Commodity Index. During the six months ended June 30, 2011, USCI earned, on an annualized basis, approximately 0.07% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.95% for management fees, approximately 0.10% in brokerage commission costs related to the purchase and sale of Futures Contracts and 0.15% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -1.13% and affected USCI’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Commodity Index.

Third, USCI may hold Futures Contracts in a particular commodity other than the one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments in its portfolio that may fail to closely track the Commodity Index’s total return movements. For example, if for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2011, it is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2011. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2011. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2011. Finally, USCI could hold Other Commodity-Related Investments. In any of these cases, the error in tracking the Commodity Index could result in daily changes in the NAV of USCI that are either too high, or too low, relative to the daily changes in the price of the Commodity Index. During the six months ended June 30, 2011, USCI did not hold any Other Commodity-Related Investments, but did, at times and for short holding periods, hold Futures Contracts that were in months other than the months specified as the Benchmark Component Futures Contract. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the Commodity Index as of June 30, 2011.

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

The table and chart below show the hypothetical performance of the Commodity Index from December 31, 1997 through June 30, 2011.

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

Hypothetical Performance Results* for the period

from December 31, 1997 through June 30, 2011

Year	Ending Level	Annual Return
1997	225.020
1998	185.543	-17.54%
1999	236.420	27.42%
2000	331.115	40.05%
2001	303.456	-8.35%
2002	380.074	25.25%
2003	479.254	26.09%
2004	592.263	23.58%
2005	781.942	32.03%
2006	1115.816	42.70%
2007	1518.705	36.11%
2008	1175.767	-22.58%
2009	1532.841	30.37%
2010	1852.038	20.82%
2011 (YTD)	2033.403	0.33%

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM Year-Over-Year

Hypothetical Total Returns (1998 – 6/30/2011)

Source: SummerHaven Indexing, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes for the period from December 31, 1997 to June 30, 2011.

	Hypothetical and Historical Results for the period from December 31,
	1997 through June 30, 2011*
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	106%	66%	405%	726%
Average Annual return (total)	7.01%	8.79%	15.40%	18.38%
Annualized volatility	17.25%	24.44%	19.69%	16.02%
Annualized Sharpe ratio	0.29	0.28	0.67	1.01

Source: SummerHaven Indexing, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the Commodity Index from December 31, 1997 through June 30, 2011 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Dow Jones-UBS Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total Return™ is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the Commodity Index’s calculation methodology with historical prices for the futures contracts comprising the Commodity Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices has an investment objective identical to the Commodity Index. As a result, there are inherent limitations in comparing the performance of such indices against the Commodity Index. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USCI is not responsible for any information found on such websites, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2011; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,

DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/01 – 6/30/11)

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

(3/31/06 – 6/30/11)

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

USCI currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USCI has allocated substantially all of its net assets to trading in Commodity Interests. USCI invests in Commodity Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Commodity Interests. A significant portion of USCI’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Commodity Interests. The balance of the net assets is held in USCI’s account at its custodian bank. Income received from USCI’s money market funds is paid to USCI. During the six months ended June 30, 2011, USCI’s expenses exceeded the income USCI earned and the cash earned from the sale of Creation Baskets. During the six months ended June 30, 2011, USCI was forced to use other assets to pay cash expenses, which could cause a drop in USCI’s NAV over time. To the extent expenses exceed income USCI’s NAV will be negatively impacted.

USCI’s investments in Commodity Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USCI from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2011, USCI was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USCI cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USCI by following various trading limitations and policies. In particular, USCI generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Commodity-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USCI to limit its credit exposure. Newedge USA, LLC, USCI’s commodity broker, or any other broker that may be retained by USCI in the future, when acting as USCI’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USCI, all assets of USCI relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USCI’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USCI’s assets related to foreign Futures Contracts trading. During the six months ended June 30, 2011, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars.

If, in the future, USCI purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2011, USCI had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $497,590,429. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2011, neither the Trust nor USCI has any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USCI. While USCI’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USCI’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USCI requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets.” USCI has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

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

USCI pays its own brokerage and other transaction costs. USCI pays fees to futures commission merchants in connection with its transactions in Futures Contracts. Futures commission merchant fees were 0.10% of average daily net assets for the six months ended June 30, 2011 for USCI. In general, transaction costs on over-the-counter Commodity Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect.

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

As of June 30, 2011, USCI’s portfolio consisted of 10,201 Futures Contracts traded on the Futures Exchanges. For a list of USCI’s current holdings, please see USCI’s website at www.unitedstatescommodityindexfund.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by USCI during the six months ended June 30, 2011.

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

Some commodity-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other commodity-based derivatives have highly customized terms and conditions and are not as widely available. Many of these OTC Contracts are cash-settled forwards for the future delivery of specified commodities that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of the specified commodity, forward commodity price or commodity futures price. In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of future contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis. For example, USCI may enter into OTC contracts whose value will be tied to changes in the difference between the spot price of the specified commodity, the price of Futures Contracts traded on the Futures Exchanges and the prices of other Futures Contracts in which USCI may invest.

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

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants, but has not implemented any rules on these issues. On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these new rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

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

The CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011.

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

During the six months ended June 30, 2011, USCI did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USCI was not exposed to counterparty risk.

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

Disclosure Controls and Procedures

The Trust and each Trust Series maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of USCF, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the Trust’s and each Trust Series’ disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and each Trust Series have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or any Trust Series’ internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or any Trust Series’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011, except for the update to the risk factor set forth below and the addition of the two risk factors set forth below.

Updated Risk Factor:

The financial markets are currently in a period of disruption and USCI does not expect these conditions to improve in the near future.

Since 2008, the financial markets have experienced difficult financial conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in sporadic availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. Although the financial markets saw some signs of a recovery beginning in late 2010, economic growth in 2011 has been slow and the financial markets are still fragile and could fall into another recession. Another recession could adversely affect the financial condition and results of operations of USCI’s service providers and Authorized Purchasers which would impact the ability of USCF to achieve USCI’s investment objective.

New Risk Factors:

USCI would be negatively impacted if the United States Treasury were to default on its obligations to make payments on Treasury Securities.

Recent events in Washington, D.C. regarding passing a fiscal budget have drawn concern regarding the United States Government’s ability to pay it obligations to holders of Treasury Securities. If USCI is not able to redeem its investments in Treasury Securities prior to maturity and the U.S. Government cannot pay its obligations, USCI would be negatively impacted. In addition, USCI might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasury Securities.

Further ratings downgrades on sovereigns could cause further global market volatility, negatively impacting the ability of sovereigns to borrow funds and pay debt obligations.

In August 2011, Standard & Poor’s downgraded the United States’ long-term credit rating from AAA to AA+. This downgrade resulted in global market volatility and it is unclear what effect such downgrade will have on various State debt obligations, as well as other sovereign debt obligations. Such downgrades could have a global impact resulting in a recessionary market and defaults on sovereign debt obligations. Any default on a sovereign to pay its debt obligations could negatively impact USCI.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month the Trust and currently USCI, as the only publicly offered Trust Series, publish account statements for USCI’s unitholders, which include Statements of Income (Loss) Statements of Changes in NAV and Statements of Changes in Units Outstanding. The account statements are furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USCI’s website at www.unitedstatescommodityindexfund.com.

Item 6.	Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Amendment No. 3 to Advisory Agreement between United States Commodity Funds LLC and SummerHaven Investment Management, LLC.
10.2(1)	Amendment No. 3 to Licensing Agreement between United States Commodity Funds LLC and SummerHaven Investment Management, LLC.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed herewith.
(2)

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: August 15, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date August 15, 2011