Form 10-Q
period 2011-09-30
United States Commodity Index Funds Trust
filed 2011-11-14
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at September 30, 2011 (Unaudited) and December 31, 2010	2

Condensed Schedule of Investments (Unaudited) at September 30, 2011	3

Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2011 and 2010	4

Condensed Statements of Changes in Capital (Unaudited) for the nine months ended September 30, 2011 and Condensed Statements of Changes in Units Outstanding (Unaudited) for the nine months ended September 30, 2011	6

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010	8

Notes to Condensed Financial Statements for the period ended September 30, 2011 (Unaudited)	9

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2011 (Unaudited) and December 31, 2010

	$386,288,824	$386,288,824	$386,288,824	$386,288,824	$386,288,824	$386,288,824	$386,288,824
	September 30, 2011					December 31, 2010
	United States Commodity Index Fund	United States Metals Index Fund	United States Agriculture Index Fund	United States Copper Index Fund	United States Commodity Index Funds Trust	United States Commodity Index Fund	United States Commodity Index Funds Trust
Assets
Cash and cash equivalents (Note 6)	$386,285,824	$1,000	$1,000	$1,000	$386,288,824	$87,443,112	$87,446,112	*
Equity in Newedge trading accounts:
Cash	55,199,095	—	—	—	55,199,095	8,225,946	8,225,946
Unrealized gain (loss) on open commodity futures contracts	(43,382,126)	—	—	—	(43,382,126)	7,417,317	7,417,317
Receivable from Sponsor (Note 4)	—	—	—	—	—	51,397	51,397
Interest receivable	463	—	—	—	463	505	505
Other assets	6,700	—	—	—	6,700	—	—

Total assets	$398,109,956	$1,000	$1,000	$1,000	$398,112,956	$103,138,277	$103,141,277	*

Liabilities and Capital
Payable for units redeemed	$5,846,702	$—	$—	$—	$5,846,702	$—	$—
Management fees payable (Note 4)	335,533	—	—	—	335,533	66,026	66,026
Professional fees payable	191,278	—	—	—	191,278	74,832	74,832
Brokerage commissions payable	26,195	—	—	—	26,195	5,085	5,085

Total liabilities	6,399,708	—	—	—	6,399,708	145,943	145,943

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	1,000	1,000	1,000	3,000	1,000	4,000	*
Unitholders	391,710,248	—	—	—	391,710,248	102,991,334	102,991,334

Total Capital	391,710,248	1,000	1,000	1,000	391,713,248	102,992,334	102,995,334

Total liabilities and capital	$398,109,956	$1,000	$1,000	$1,000	$398,112,956	$103,138,277	$103,141,277	*

Units outstanding	6,700,000	—	—	—	6,700,000	1,600,020	1,600,020

Net asset value per unit	$58.46					$64.37

Market value per unit	$58.15					$64.50

*	Adjusted to include Sponsor contribution to the Trust in the amount of $3,000.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)*

At September 30, 2011

United States Commodity Index Fund

	$00.000.0000	$00.000.0000	$00.000.0000
	Number of Contracts	Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Lead Futures LL October 2011 contracts, expiring October 2011	508	$(7,173,650)	(1.83)
LME Lead Futures LL November 2011 contracts, expiring November 2011	567	(362,906)	(0.09)
ICE-US Coffee-C Futures KC December 2011 contracts, expiring November 2011	318	(4,537,819)	(1.16)
LME Lead Futures LL December 2011 contracts, expiring December 2011	526	(8,266,275)	(2.11)
LME Tin Futures LT February 2012 contracts, expiring February 2012	268	(7,201,320)	(1.84)
ICE Brent Crude Oil Futures CO March 2012 contracts, expiring February 2012	276	(3,820,430)	(0.97)
ICE-US Sugar #11 Futures SB May 2012 contracts, expiring April 2012	1,070	(3,255,672)	(0.83)
ICE-UK Gasoil Futures QS June 2012 contracts, expiring June 2012	327	(4,373,350)	(1.12)
LME Copper Futures LP June 2012 contracts, expiring June 2012	150	(8,014,550)	(2.05)

	4,010	(47,005,972)	(12.00)

United States Contracts
CME Lean Hogs Futures LH December 2011 contracts, expiring December 2011	860	943,100	0.24
CME Live Cattle Futures LC December 2011 contracts, expiring December 2011	595	310,880	0.08
COMEX Copper Futures HG December 2011 contracts, expiring December 2011	334	(1,031,975)	(0.26)
COMEX Silver Futures SI December 2011 contracts, expiring December 2011	182	(7,991,385)	(2.04)
NYMEX RBOB Gasoline Futures XB December 2011 contracts, expiring November 2011	263	(745,639)	(0.19)
CME Feeder Cattle Futures FC January 2012 contracts, expiring January 2012	399	320,312	0.08
COMEX Gold Futures GC February 2012 contracts, expiring February 2012	174	(3,290,160)	(0.84)
NYMEX Heating Oil Futures HO June 2012 contracts, expiring May 2012	244	(4,667,552)	(1.19)
CBOT Corn Futures C December 2012 contracts, expiring December 2012	956	(3,082,725)	(0.79)

	4,007	(19,235,144)	(4.91)

Open Futures Contracts - Short**
Foreign Contracts
LME Lead Futures LL October 2011 contracts, expiring October 2011	508	314,930	0.08
LME Lead Futures LL December 2011 contracts, expiring December 2011	526	9,011,599	2.30
LME Tin Futures LT February 2012 contracts, expiring February 2012	268	5,492,292	1.40
LME Copper Futures LP June 2012 contracts, expiring June 2012	150	8,040,169	2.06

	1,452	22,858,990	5.84

Total Open Futures Contracts	9,469	$(43,382,126)	(11.07)

	Principal Amount	Market Value
Cash Equivalents
Unites States Treasury Obligations
U.S. Treasury Bills:
0.01%, 10/13/2011	$55,000,000	$54,999,863	14.04
0.01%, 11/25/2011	50,000,000	49,999,618	12.76
0.03%, 1/12/2012	20,000,000	19,998,569	5.11
0.03%, 3/29/2012	30,000,000	29,996,250	7.66
0.03%, 5/31/2012	20,000,000	19,995,950	5.10

Total Cash Equivalents		$174,990,250	44.67

*

The United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund were not operational as of September 30, 2011 and therefore have no reportable Condensed Schedule of Investments.

**

All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (i.e., due to a redemption or to reflect a rebalancing of the SummerHaven Dynamic Commodity Index Total Return).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended September 30, 2011 and 2010

	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000
	Three months ended September 30, 2011					Three months ended September 30, 2010
	United States Commodity Index Fund	United States Metals Index Fund	United States Agriculture Index Fund	United States Copper Index Fund	United States Commodity Index Funds Trust	United States Commodity Index Fund	United States Metals Index Fund	United States Agriculture Index Fund	United States Copper Index Fund	United States Commodity Index Funds Trust
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(16,743,132)	$—	$—	$—	$(16,743,132)	$428,035	$—	$—	$—	$428,035
Change in unrealized gain (loss) on open positions	(21,141,630)	—	—	—	(21,141,630)	576,409	—	—	—	576,409
Realized trading gain on short-term investments	162	—	—	—	162	—	—	—	—	—
Interest income	28,380	—	—	—	28,380	460	—	—	—	460
Other income	3,150	—	—	—	3,150	3,800	—	—	—	3,800

Total income (loss)	(37,853,070)	—	—	—	(37,853,070)	1,008,704	—	—	—	1,008,704

Expenses
Management fees (Note 4)	1,091,469	—	—	—	1,091,469	15,287	—	—	—	15,287
Brokerage commissions	83,831	—	—	—	83,831	4,382	—	—	—	4,382
Other expenses	85,385	—	—	—	85,385	21,369	—	—	—	21,369

Total expenses	1,260,685	—	—	—	1,260,685	41,038	—	—	—	41,038

Expense waiver (Note 4)	—	—	—	—	—	(19,033)	—	—	—	(19,033)

Net expenses	1,260,685	—	—	—	1,260,685	22,005	—	—	—	22,005

Net income (loss)	$(39,113,755)	$—	$—	$—	$(39,113,755)	$986,699	$—	$—	$—	$986,699

Net income (loss) per unit	$(5.71)					$4.17

Net income (loss) per weighted average unit	$(5.54)					$4.54

Weighted average units outstanding	7,061,973					217,327

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited) (Continued)

For the nine months ended September 30, 2011 and 2010

	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000	$00.000.0000
	Nine months ended September 30, 2011					Nine months ended September 30, 2010
	United States Commodity Index Fund	United States Metals Index Fund	United States Agriculture Index Fund	United States Copper Index Fund	United States Commodity Index Funds Trust	United States Commodity Index Fund	United States Metals Index Fund	United States Agriculture Index Fund	United States Copper Index Fund	United States Commodity Index Funds Trust
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(13,700,659)	$—	$—	$—	$(13,700,659)	$428,035	$—	$—	$—	$428,035
Change in unrealized gain (loss) on open positions	(50,799,443)	—	—	—	(50,799,443)	576,409	—	—	—	576,409
Realized trading gain on short-term investments	2,047	—	—	—	2,047	—	—	—	—	—
Interest income	152,321	—	—	—	152,321	460	—	—	—	460
Other income	54,150	—	—	—	54,150	3,800	—	—	—	3,800

Total income (loss)	(64,291,584)	—	—	—	(64,291,584)	1,008,704	—	—	—	1,008,704

Expenses
Management fees (Note 4)	2,788,201	—	—	—	2,788,201	15,287	—	—	—	15,287
Brokerage commissions	263,439	—	—	—	263,439	4,382	—	—	—	4,382
Other expenses	388,136	—	—	—	388,136	21,369	—	—	—	21,369

Total expenses	3,439,776	—	—	—	3,439,776	41,038	—	—	—	41,038

Expense waiver (Note 4)	(36,907)	—	—	—	(36,907)	(19,033)	—	—	—	(19,033)

Net expenses	3,402,869	—	—	—	3,402,869	22,005	—	—	—	22,005

Net income (loss)	$(67,694,453)	$—	$—	$—	$(67,694,453)	$986,699	$—	$—	$—	$986,699

Net income (loss) per unit	$(5.91)					$4.17

Net income (loss) per weighted average unit	$(11.50)					$4.54

Weighted average units outstanding	5,887,198					217,327

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the nine months ended September 30, 2011

	$0000.0000.000	$0000.0000.000	$0000.0000.000	$0000.0000.000
	United States Commodity Index Fund			United States Commodity Index Funds
	Sponsor	Unitholders	Total	Trust
Balances, at December 31, 2010	$1,000	$102,991,334	$102,992,334	$102,995,334
Additions	—	433,973,139	433,973,139	433,973,139
Redemptions	(1,000)	(77,559,772)	(77,560,772)	(77,560,772)
Net loss	—	(67,694,453)	(67,694,453)	(67,694,453)

Balances, at September 30, 2011	$—	$391,710,248	$391,710,248	$391,713,248

	$0000.000.000	$0000.000.000	$0000.000.000	$0000.000.000
	United States Metals Index Fund			United States Commodity Index Funds
	Sponsor	Unitholders	Total	Trust
Balances, at December 31, 2010	$1,000	$—	$1,000	$102,995,334
Additions	—	—	—	433,973,139
Redemptions	—	—	—	(77,560,772)
Net loss	—	—	—	(67,694,453)

Balances, at September 30, 2011	$1,000	$—	$1,000	$391,713,248

	$000.000.000	$000.000.000	$000.000.000	$000.000.000

	United States Agriculture Index Fund			United States Commodity Index Funds
	Sponsor	Unitholders	Total	Trust
Balances, at December 31, 2010	$1,000	$—	$1,000	$102,995,334
Additions	—	—	—	433,973,139
Redemptions	—	—	—	(77,560,772)
Net loss	—	—	—	(67,694,453)

Balances, at September 30, 2011	$1,000	$—	$1,000	$391,713,248

	$0000.000.000	$0000.000.000	$0000.000.000	$0000.000.000
				United States Commodity
	United States Copper Index Fund			Index Funds
	Sponsor	Unitholders	Total	Trust
Balances, at December 31, 2010	$1,000	$—	$1,000	$102,995,334
Additions	—	—	—	433,973,139
Redemptions	—	—	—	(77,560,772)
Net loss	—	—	—	(67,694,453)

Balances, at September 30, 2011	$1,000	$—	$1,000	$391,713,248

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Units Outstanding (Unaudited)

For the nine months ended September 30, 2011

	Unitholders	Unitholders	Unitholders	Unitholders
				United States Commodity
	United States Commodity Index Fund			Index Funds
	Sponsor	Unitholders	Total	Trust
Units Outstanding, at December 31, 2010	20	1,600,000	1,600,020	1,600,020
Additions	—	6,300,000	6,300,000	6,300,000
Redemptions	(20)	(1,200,000)	(1,200,020)	(1,200,020)

Units Outstanding, at September 30, 2011	—	6,700,000	6,700,000	6,700,000

Net Asset Value Per Unit:
At December 31, 2010			$64.37

At September 30, 2011			$58.46

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2011 and 2010

	United States	United States	United States	United States	United States	United States	United States	United States	United States	United States
	Nine months ended September 30, 2011					Nine months ended September 30, 2010
	United States Commodity Index Fund	United States Metals Index Fund	United States Agriculture Index Fund	United States Copper Index Fund	United States Commodity Index Funds Trust	United States Commodity Index Fund	United States Metals Index Fund	United States Agriculture Index Fund	United States Copper Index Fund	United States Commodity Index Funds Trust
Cash Flows from Operating Activities:
Net income (loss)	$(67,694,453)	$—	$—	$—	$(67,694,453)	$986,699	$—	$—	$—	$986,699
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in commodity futures trading account - cash	(46,973,149)	—	—	—	(46,973,149)	(1,394,071)	—	—	—	(1,394,071)
Unrealized (gain) loss on futures contracts	50,799,443	—	—	—	50,799,443	(576,409)	—	—	—	(576,409)
(Increase) decrease in receivable from Sponsor	51,397	—	—	—	51,397	(19,033)	—	—	—	(19,033)
Decrease in interest receivable	42	—	—	—	42	—	—	—	—	—
Increase in other assets	(6,700)	—	—	—	(6,700)	(3,158)	—	—	—	(3,158)
Increase in management fees payable	269,507	—	—	—	269,507	10,867	—	—	—	10,867
Increase in professional fees payable	116,446	—	—	—	116,446	21,369	—	—	—	21,369
Increase in brokerage commissions payable	21,110	—	—	—	21,110	385	—	—	—	385

Net cash used in operating activities	(63,416,357)	—	—	—	(63,416,357)	(973,351)	—	—	—	(973,351)

Cash Flows from Financing Activities:
Addition of units	433,973,139	—	—	—	433,973,139	20,406,106	—	—	—	20,406,106
Redemption of units	(71,714,070)	—	—	—	(71,714,070)	(5,148,469)	—	—	—	(5,148,469)

Net cash provided by financing activities	362,259,069	—	—	—	362,259,069	15,257,637	—	—	—	15,257,637

Net Increase in Cash and Cash Equivalents	298,842,712	—	—	—	298,842,712	14,284,286	—	—	—	14,284,286

Cash and Cash Equivalents, beginning of period	87,443,112	1,000	1,000	1,000	87,446,112	—	—	—	—	—

Cash and Cash Equivalents, end of period	$386,285,824	$1,000	$1,000	$1,000	$386,288,824	$14,284,286	$—	$—	$—	$14,284,286

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended September 30, 2011 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, which issues units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”), as well as three additional series, the United States Metals Index Fund (“USMI”), the United States Agriculture Index Fund (“USAG”) and the United States Copper Index Fund (“CPER”), which were formed on November 26, 2010. CPER will be listing its units on the NYSE Arca on November 15, 2011. USAG and USMI are not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. USCI, USMI, USAG and CPER are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement dated as of November 10, 2010 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust, USCI and CPER and is also responsible for the management of the Trust and Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The Trust and each Trust Series have a fiscal year ending on December 31.

USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF has also filed registration statements to register units of the United States Sugar Fund, the United States Natural Gas Double Inverse Fund, the United States Gasoil Fund and the United States Asian Commodities Basket Fund, each a series of the United States Commodity Funds Trust I.

As the only Trust Series offered as of the period ended September 30, 2011, USCI issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 to December 31, 2011, Authorized Purchasers pay USCI a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 units; prior to July 1, 2011 this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the NAV of USCI but rather at market prices quoted on such exchange.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of the reporting date period of September 30, 2011, USCI was the only Trust Series publicly available. CPER will be listing its units on the NYSE Arca on November 15, 2011. USMI and USAG are not listed on the NYSE Arca, nor publicly offered as of the filing of this quarterly report on Form 10-Q. As such, only USCI will be discussed in the Summary of Significant Accounting Policies, unless otherwise stated.

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

Income Taxes

The Trust Series are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. Each Trust Series is not subject to income tax return examinations by major taxing authorities for years before 2010 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes or will recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2011 for any Trust Series.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

Each Trust Series receives or pays, or will receive or pay, the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected or will be reflected in each Trust Series’ condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are or will be reflected as payable for units redeemed.

Trust Capital and Allocation of Income and Losses

Profit or loss shall be allocated among the unitholders of each Trust Series in proportion to the number of units each investor holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

Calculation of Net Asset Value

Each Trust Series’ net asset value (“NAV”) is or will be calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. Each Trust Series uses or will use the closing prices on the relevant Futures Exchanges (as defined in Note 3 below) of the Applicable Benchmark Component Futures Contracts (as defined in Note 3 below) that at any given time make up the Applicable Index (as defined in Note 3 below) (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but calculates or determines the value of all other investments of each Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the NAV per unit at the beginning of each period and the NAV per unit at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period.

Offering Costs

Offering costs incurred in connection with the registration of units prior to the commencement of the offering are borne by USCF. Offering costs incurred in connection with the registration of additional units after the commencement of the offering are borne by each Trust Series. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. Costs borne by the Trust Series after the commencement of an offering are or will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 units on Form S-1 with the SEC. On August 10, 2010, USCI listed its units on the NYSE Arca under the ticker symbol “USCI”. USCI established its initial NAV by setting the price at $50.00 per unit and issued 100,000 units in exchange for $5,000,000 on August 10, 2010. USCI commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 units be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF agreed not to resell the units comprising such basket except that it may require the initial Authorized Purchaser to repurchase all of these units at a per unit price equal to USCI’s per unit NAV within five days following written notice from USCF, subject to the conditions that: (i) on the date of repurchase, the initial Authorized Purchaser must immediately redeem these units in accordance with the terms of the Authorized Purchaser Agreement and (ii) immediately following such redemption at least 100,000 units of USCI remain outstanding. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the units comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Units of USCI and, on September 19, 2011, USCF purchased five units of USCI in the open market.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On April 1, 2011, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Units of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. Upon commencement of USMI’s and USAG’s initial offering of units, USCF will receive Sponsor Units in each of USMI and USAG in exchange for the previously received capital contribution, representing a beneficial ownership in each series. USMI and USAG (along with CPER) received notice of effectiveness from the SEC for its registration of 20,000,000 USMI units, 20,000,000 USAG units and 30,000,000 CPER units on September 6, 2011. The order to permit listing CPER, USMI and USAG on the NYSE Arca was received on October 20, 2011. CPER will commence operations on November 15, 2011. USMI and USAG have not commenced operations as of the filing of this quarterly Report on Form 10-Q.

United States Commodity Index Fund

The investment objective of USCI is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “Commodity Index”), less USCI’s expenses. The Sponsor does not intend to operate USCI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the Commodity Index or the prices of any particular group of Futures Contracts. USCI accomplishes its objective through investments in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). As of September 30, 2011, USCI held 9,469 Futures Contracts.

United States Copper Index Fund

The investment objective of CPER is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnTM (the “Copper Index”), less CPER’s expenses. The Sponsor does not intend to operate CPER in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts that comprise the Copper Index or the prices of any particular group of Futures Contracts. The Copper Index is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SummerHaven Index Management LLC (“SummerHaven Indexing”). The Eligible Copper Futures Contracts that at any given time make up the Copper Index are referred to herein as “Benchmark Component Copper Futures Contracts.” CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, the Fund may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.”

The Copper Index, together with the Commodity Index, the SummerHaven Dynamic Metals Index Total ReturnTM (the “Metals Index”) and the SummerHaven Dynamic Agriculture Index Total ReturnTM (the “Agriculture Index”), are referred to throughout this quarterly report on Form 10-Q collectively as the “Applicable Index” or “Indices”.

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts, benchmark component metals futures contracts for USMI and benchmark component agriculture futures contracts for USAG are referred to throughout this quarterly report on Form 10-Q collectively as “Applicable Benchmark Component Futures Contracts.”

The Trust Series’ trading advisor is SummerHaven Investment Management, LLC (“SummerHaven”), a Delaware limited liability company that is registered as a commodity trading advisor and CPO with the CFTC and is a member of the NFA. SummerHaven provides advisory services to USCF with respect to the Applicable Index of each Trust Series and the investment decisions of each Trust Series.

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

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays or will pay the costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2011 and the period ended September 30, 2010, USCI did not incur any registration fees or other offering expenses. USMI, USAG and CPER did not incur any fees as such funds had not commenced operations as of the period ended September 30, 2011.

Directors’ Fees and Expenses

Each Trust Series is or will be responsible for paying its portion of the directors’ and officers’ liability insurance for all affiliated funds for which USCF serves as general partner or sponsor. In addition, as of July 8, 2011, each Trust Series is or will be responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships. Each Trust Series shares or will share the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are or will be paid by such Trust Series. These costs are estimated to be $400,000 for the year ending December 31, 2011 for USCI.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays or will pay all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s net asset value, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver for USCI was no longer in effect.

NOTE 5 — CONTRACTS AND AGREEMENTS

USCF and the Trust, each on its own behalf and on behalf of each Trust Series, are party to a marketing agent agreement, dated as of July 22, 2010, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for each Trust Series as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on each Trust Series’ assets up to $3 billion and 0.04% on each Trust Series’ assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USCF and the Trust, on its own behalf and on behalf of each Trust Series, are also party to a custodian agreement, dated July 22, 2010, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of each Trust Series. USCF pays the fees of the custodian, which are determined by the parties from time to time. In addition, USCF and the Trust, on its own behalf and on behalf of each Trust Series, are party to an administrative agency agreement, dated July 22, 2010, as amended from time to time, with BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for each Trust Series. USCF also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to each Trust Series and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USCI’s, USMI’s, USAG’s, CPER’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets, (b) 0.0465% for USCI’s, USMI’s, USAG’s, CPER’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USCI’s, USMI’s, USAG’s, CPER’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

Each Trust Series has entered into a brokerage agreement, dated March 1, 2010, as amended from time to time, with Newedge USA, LLC (“Newedge”). The agreement requires Newedge to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Commodity-Related Investments that may be purchased and sold by or through Newedge for each Trust Series’ account. In accordance with the agreement, Newedge charges each Trust Series commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

USCF is party to an Amended Advisory Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to USCF with respect to the Applicable Index for each Trust Series and investment decisions for each Trust Series. SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Applicable Index for each Trust Series, anticipated changes to the each Applicable Index and the nature of each Applicable Index’s current or anticipated component securities. For these services, USCF pays SummerHaven a fee based on a percentage of the average daily assets of each Trust Series. For each Trust Series, the fee is equal to the percentage fees paid to USCF minus 0.14%, with that result multiplied by 0.5, minus 0.06% to arrive at the actual fee paid.

USCF is also party to an Amended Licensing Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven sub-licensed to USCI, USMI, USAG and CPER the use of certain names and marks, including the Applicable Index for each Trust Series for which SummerHaven has a sub-license from SummerHaven Indexing, the owner of each Applicable Index. Under the Licensing agreement, USCF is expected to pay SummerHaven an annual fee of $15,000 for the year ending December 31, 2011 and in subsequent years, plus an annual fee of 0.06% of the average daily assets of each Trust Series.

NOTE 6 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USCI, as the only Trust Series publicly offered as of September 30, 2011 (and CPER as of November 15, 2011), engages in the trading of futures contracts and options on futures contracts and may engage in cleared swaps (collectively, “derivatives”). As such, each of USCI and CPER is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

Each of USCI and CPER (as well as USMI and USAG once they commence operations), may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

The purchase and sale of futures contracts and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Trust Series has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the Futures Contracts held by USCI through September 30, 2011 were exchange-traded. CPER, USMI and USAG did not hold futures contracts as such series had not commenced operations as of September 30, 2011. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each of USCI and CPER has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each of USCI and CPER bear the risk of financial failure by the clearing broker.

A Trust Series’ cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of a Trust Series’ assets posted with that futures commission merchant; however; the vast majority of each of USCI’s and CPER’s assets are held in U.S. Treasuries, cash and/or cash equivalents with USCI’s and CPER’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USCI’s and CPER’s custodian could result in a substantial loss of each of USCI’s and CPER’s assets. Currently, the assets for USMI and USAG held by the Trust Series’ custodian are not invested due to such funds not commencing operations as of the filing of this quarterly report on Form 10-Q.

USCF invests a portion of USCI’s cash in money market funds that seek to maintain a stable NAV. Each of USCI and CPER are exposed to any risk of loss associated with an investment in such money market funds. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of September 30, 2011 and December 31, 2010, USCI held cash deposits and investments in money market funds in the amounts of $441,484,919 and $95,669,058, respectively. This amount is subject to loss should USCI’s custodian cease operations. As of September 30, 2011 and December 31, 2010, CPER did not hold cash deposits or investments in money market funds, as CPER had not commenced operations as of September 30, 2011.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, each Trust Series is exposed, or will be exposed, to market risk equal to the value of Futures Contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, each Trust Series pays or receives, or will pay or receive, a premium at the outset and then bears, or will bear, the risk of unfavorable changes in the price of the contract underlying the option.

The Trust Series’ policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Trust Series or USCF have a policy of requiring review of the credit standing of each broker or counterparty with which they conduct business.

The financial instruments held by the applicable Trust Series are or will be reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 7 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for USCI for the nine months ended September 30, 2011 and the period ended September 30, 2010. This information has been derived from information presented in the condensed financial statements. USMI, USAG and CPER do not report performance data and other supplemental financial information since such Trust Series did not commence operations as of September 30, 2011.

	For the nine months ended September 30, 2011 (Unaudited)	For the period ended September 30, 2010 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$64.37	$50.00
Total income (loss)	(5.33)	4.27
Total expenses	(0.58)	(0.10)

Net increase (decrease) in net asset value	(5.91)	4.17

Net asset value, end of period	$58.46	$54.17

Total Return	(9.18)%	8.34%

Ratios to Average Net Assets
Total income (loss)	(16.38)%	8.93%

Management fees*	0.95%	0.95%

Total expenses excluding management fees*	0.22%	1.60%

Expenses waived*	(0.01)%	(1.18)%

Net expenses excluding management fees*	0.21%	0.42%

Net income (loss)	(17.25)%	8.74%

*	Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USCI.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Trust and each Trust Series value or will value their investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Trust and each Trust Series (observable inputs) and (2) the Trust’s and each Trust Series’ own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USCI’s securities at December 31, 2010 using the fair value hierarchy:

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
At December 31, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$60,988,891	$60,988,891	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	3,224,603	3,224,603	—	—
United States Contracts	4,192,714	4,192,714	—	—

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at September 30, 2011 using the fair value hierarchy:

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
At September 30, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$174,990,250	$174,990,250	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(24,146,982)	(24,146,982)	—	—
United States Contracts	(19,235,144)	(19,235,144)	—	—

During the nine months ended September 30, 2011, there were no significant transfers between Level I and Level II.

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI*

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At September 30, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$(43,382,126)	$7,417,317

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI*

		For the nine months ended September 30, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(13,700,659)

	Change in unrealized loss on open positions		$(50,799,443)

		For the nine months ended September 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$428,035

	Change in unrealized gain on open positions		$576,409

*

USMI, USAG and CPER do not report financial information related to the fair value of derivative instruments or the effect of derivative instruments on the condensed statements of operations since such Trust Series did not commence operations as of September 30, 2011.

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on the Trust’s and each Trust Series’ financial statements.

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on the Trust’s and each Trust Series’ financial statements.

NOTE 10 — SUBSEQUENT EVENTS

The Trust and each Trust Series have performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows:

CPER will be listing its units on the NYSE Arca under the ticker symbol “CPER” on November 15, 2011. CPER established its initial offering NAV by setting the price at $25.00 per unit and issued 100,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 14, 2011. CPER will commence investment operations on November 15, 2011 by purchasing Futures Contracts traded on the COMEX. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. The Authorized Purchaser has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of CPER remain outstanding in order to satisfy NYSE Arca listing requirements. For more information regarding CPER’s investment objective, see Note 3 above.

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

Introduction

United States Commodity Index Fund (“USCI”) and United States Copper Index Fund (“CPER”) are each a commodity pool that issues units representing fractional undivided beneficial interests in USCI and CPER, respectively (“units”), that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI and CPER are series of the Trust, a Delaware statutory trust formed on December 21, 2009. The Trust also includes additional series, the United States Metals Index Fund (“USMI”) and the United States Agriculture Index Fund (“USAG”), that may be publicly offered in the future. USCI, USMI, USAG and CPER are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated November 10, 2010. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each Trust Series are managed and controlled by United States Commodity Funds LLC (the “Sponsor”). For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless specified otherwise, all references will be to USCI, the only series of the Trust which publicly offered units as of the reporting period ended September 30, 2011. CPER will commence operations on November 15, 2011.

United States Commodity Index Fund

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

United States Copper Index Fund

The investment objective of CPER is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnTM, less CPER’s expenses. The Copper Index is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SummerHaven Index Management, LLC (“SummerHaven Indexing”). The Eligible Copper Futures Contracts that at any given time make up the Copper Index are referred to herein as “Benchmark Component Copper Futures Contracts.” The Sponsor does not intend to operate CPER in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts that comprise the Copper Index or the prices of any particular group of Futures Contracts.

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, the Fund may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.”

The Copper Index, together with the Commodity Index, the SummerHaven Dynamic Metals Index Total ReturnTM (the “Metals Index”) and the SummerHaven Dynamic Agriculture Index Total ReturnTM (the “Agriculture Index”), are referred to throughout this quarterly report on Form 10-Q collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts, benchmark component metals futures contracts for USMI and benchmark component agriculture futures contracts for USAG are referred to throughout this quarterly report on Form 10-Q collectively as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments, Other Copper-Related Investments, other metals-related investments with respect to USMI and other agriculture-related investments with respect to USAG are collectively referred to herein as “Other Related Investments”. Commodity Interests, Copper Interests, metals interests with respect to USMI and agriculture interests with respect USAG are collectively referred to herein as “Applicable Interests.”

Futures Contracts and Other Commodity Related Investments are collectively referred to as “Commodity Interests” in this quarterly report on Form 10-Q.

Regulation of Commodity Interests

The regulation of commodity interests in the United States is subject to ongoing modification by governmental and judicial action. On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law.

All of the Dodd-Frank Act’s provisions became effective on July 16, 2011. However, some new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been finalized. Therefore, each Trust Series will necessarily operate in a period of regulatory uncertainty until all applicable new regulations have been finalized. Some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact each Trust Series are discussed below.

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact each Trust Series’ ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect a Trust Series. In particular, new position limits imposed on each Trust Series or its counterparties may impact a Trust Series’ ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of a Trust Series’ investments and doing business, which could adversely impact the ability of a Trust Series to achieve its investment objective.

On October 18, 2011, the U.S. Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held across separate Funds or Trust Series.

The position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at the Futures Exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts, biennially for agriculture contracts and annually for metals contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the Futures Exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity.

Non-spot-month position limits will go into effect by CFTC order after the CFTC has received one year of open interest data on physical commodity cleared and uncleared swaps under the swaps large trader reporting rule. For those non-spot-month contracts which are “legacy” agricultural Reference Contracts, the new non-spot-month limits will go into effect sixty days after the term “swap” is defined under the Dodd-Frank Act. The non-spot month limits will be adjusted biennially based on Referenced Contract open interest. Non-spot-month position limits (i.e., limits applied to positions in all contract months combined or in a single contract month) will be set using the 10/2.5 percent formula: 10 percent of the contract’s first 25,000 of open interest and 2.5 percent thereafter. These limits will be reset biennially based on two years open interest data.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of each Trust Series to achieve its investment objective. However, at the time of this report on Form 10-Q, additional studies are required before final rules are implemented, and therefore, it cannot be determined with certainty, what impact such rules will have on each Trust Series.

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

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether a Covered Swap Entity’s counterparty to a particular swap is (1) also a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to the Trust Series and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

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

The CFTC and the SEC have proposed joint rules defining “swaps” and “security-based swaps,” which would provide additional clarity regarding which transactions will be regulated as such under the Dodd-Frank Act and, more specifically, whether and how new CFTC and SEC rules will apply to each Trust Series. Final rules with regard to the definition of “swaps” and “security-based swaps” have not yet been proposed.

The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but continues to issue proposed versions of additional rules that it has authority to promulgate.

On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modifies the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012.

The effect of the future regulatory change on each Trust Series is impossible to predict, but it could be substantial and adverse.

USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the CFTC and is a member of the National Futures Association (the “NFA”). Each Trust Series’ trading advisor is SummerHaven Investment Management, LLC (“SummerHaven”), a Delaware limited liability company that is registered as a commodity trading advisor and CPO with the CFTC and is a member of the NFA. USCF manages each Trust Series’ investments directly, using the trading advisory services of SummerHaven for guidance with respect to the Applicable Index for each Trust Series and USCF’s selection of investments on behalf of each Trust Series. USCF is also authorized to select futures commission merchants to execute each Trust Series’ transactions in Futures Contracts and Other Related Investments.

Commodity Markets

Commodity Futures Price Movements

Nine Months Ended September 30, 2011

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited moderate daily swings along with an uneven upward trend during the nine months ended September 30, 2011. The table below compares the total returns of the Commodity Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)(2)	(8.46)%
S&P GSCI Commodity Index Total Return(1)	(9.30)%
Dow Jones-UBS Commodity Index Total Return(1)	(8.92)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(1)	(13.62)%

(1)	Source: Bloomberg
(2)	The inception date for the SummerHaven Dynamic Commodity Index Total Return is December 2009.

The value of the Commodity Index as of December 31, 2010 was 1,852.04. As of September 30, 2011, the value of the Commodity Index was 1695.34, down approximately 8.46% over the nine months ended September 30, 2011.

USCI’s NAV began the period at $64.37 per unit and ended the period at $58.46 per unit on September 30, 2011, a decrease of approximately 9.18% over the period. USCI’s NAV reached its high for the period on April 8, 2011 at $72.80 per unit and reached its low for the period on September 30, 2011 at $58.46 per unit. The return of -8.46% on the Commodity Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Commodity Index” below for information about how expenses and income affect USCI’s NAV.

Valuation of Futures Contracts and the Computation of the NAV

Each Trust Series’ NAV is or will be calculated once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Trust Series’ administrator uses the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts held on the Futures Exchanges, but calculates or determines the value of all other investments of such Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Results of Operations

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 units on Form S-1 with the SEC. On August 10, 2010, USCI listed its units on the NYSE Arca under the ticker symbol “USCI.” USCI established its initial offering NAV by setting the price at $50.00 per unit and issued 100,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $5,000,000 in cash on August 10, 2010. USCI commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 units be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF agreed not to resell the units comprising such basket except that it may require the initial Authorized Purchaser to repurchase all of these units at a per unit price equal to USCI’s per unit NAV within five days following written notice from USCF, subject to the conditions that: (i) on the date of repurchase, the initial Authorized Purchaser must immediately redeem these units in accordance with the terms of the Authorized Purchaser Agreement and (ii) immediately following such redemption at least 100,000 units of USCI remain outstanding. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the units comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Units of USCI, and on September 19, 2011, USCF purchased five units of USCI in the open market.

Since its initial offering of 50,000,000 units, USCI has not registered any subsequent offerings of its units. As of September 30, 2011, USCI had issued 8,000,000 units, 6,700,000 of which were outstanding. As of September 30, 2011, there were 42,000,000 units registered but not yet issued. More units may have been issued by USCI than are outstanding due to the redemption of units.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG, and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On April 1, 2011, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Units of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. Upon commencement of USMI’s and USAG’s initial offering of units, USCF will receive Sponsor Units in each of USMI and USAG in exchange for the previously received capital contribution.

USMI, USAG and CPER received notice of effectiveness from the SEC for its registration of 20,000,000 USMI units, 20,000,000 USAG units and 30,000,000 CPER units on September 6, 2011. The order to permit listing CPER, USMI and USAG on the NYSE Arca was received on October 20, 2011. CPER will commence operations on November 15, 2011, after the quarter ended September 30, 2011. As of the filing of this quarterly report on Form 10-Q, USMI and USAG had not commenced operations.

On November 15, 2011, CPER will be listing its units on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial offering NAV by setting the price at $25.00 per unit and issued 100,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 14, 2011. CPER will commence investment operations on November 15, 2011 by purchasing Futures Contracts traded on the COMEX. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. The Authorized Purchaser has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of CPER remain outstanding in order to satisfy NYSE Arca listing requirements.

CPER’s results of operations will not be reported in this quarterly report on Form 10-Q due to the fact CPER commenced operations after the date of the reporting period of this quarterly report on Form 10-Q.

Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USCI and CPER cannot be resold. As a result, USCI and CPER contemplate that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Nine Months Ended September 30, 2011 Compared to the Period Ended September 30, 2010

Since USCI commenced operations on August 10, 2010, the comparison of USCI’s results of operations for the period from August 10, 2010 to September 30, 2010 and the nine months ended September 30, 2011 may not be meaningful.

As of September 30, 2011, USCI’s total unrealized loss on Futures Contracts owned or held on that day was $43,382,126, and USCI established cash deposits and investments in money market funds that were equal to $441,484,919. USCI held 87.50% of its cash assets in overnight deposits and money market funds at its custodian bank, while 12.50% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2011 was $58.46.

By comparison, as of September 30, 2010, USCI’s total unrealized gain on Futures Contracts owned or held on that day was $624,305 and USCI established cash deposits and investments in money market funds that were equal to $15,678,357. USCI held 91.11% of its cash assets in overnight deposits and money market funds at its custodian bank, while 8.89% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and money market funds for September 30, 2011, as compared to September 30, 2010 was the result of USCI’s greater size in the current period as measured by total net assets. The ending per unit NAV on September 30, 2010 was $54.17. The increase in the per unit NAV for September 30, 2011, as compared to September 30, 2010, was primarily due to the rise in the price of the Futures Contracts.

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

During the nine months ended September 30, 2011, the daily average total net assets of USCI were $392,401,549. The management fee incurred by USCI during the period amounted to $2,788,201. By comparison, during the period ended September 30, 2010, the daily average total net assets of USCI were $11,295,427. The management fee paid by USCI during the period amounted to $15,287.

In addition to the management fee, each Trust Series pays or will pay all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for USCI for the nine months ended September 30, 2011 was $651,575, as compared to $25,751 for the period ended September 30, 2010. The increase in expenses was primarily due to the fact that USCI was only operating for 52 days during the period ended September 30, 2010 versus a full nine months of operations for the nine months ended September 30, 2011. For the nine months ended September 30, 2011 and the period ended September 30, 2010, USCI did not incur any fees or other expenses relating to the registration or offering of additional units. For a portion of the nine months ended September 30, 2011 and during the period ended September 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USCI. The total amount of the expense waiver was $36,907 for the nine months ended September 30, 2011 and $19,033 for the period ended September 30, 2010. For the nine months ended September 30, 2011 and the period ended September 30, 2010, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $3,439,776 and $41,038, respectively, and after allowance for the expense waiver, totaled $3,402,869 and $22,005, respectively. As of March 31, 2011, the expense waiver was no longer in effect.

Each Trust Series is or will be responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor. In addition, as of July 8, 2011, each Trust Series is or will be responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships. Affiliated funds of USCI include the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”), USAG, CPER and USMI. Each Trust Series shares or will share the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, USAG, CPER and USMI.

Each Trust Series also incurs or will incur commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the nine months ended September 30, 2011, total commissions paid to brokers amounted to $263,439 for USCI. By comparison, during the period ended September 30, 2010, total commissions paid to brokers amounted to $4,382 for USCI. The increase in total commissions paid to brokers for the nine months ended September 30, 2011 as compared to the period ended September 30, 2010, was primarily due an increase in net assets for the nine months ended September 30, 2011 and the fact that USCI was only operating for 52 days during the period ended September 30, 2010 versus a full nine months of operations for the nine months ended September 30, 2011. As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2011 represents approximately 0.09% of USCI’s total net assets. By comparison, the figure for the period ended September 30, 2010 represented approximately 0.27% of USCI’s total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series audit expenses and tax accounting and reporting requirements are or will be paid by such Trust Series. These costs are estimated to be $400,000 for the year ending December 31, 2011 for USCI. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI.

Interest Income. Each Trust Series seeks or will seek to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains or will retain an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with each Trust Series’ custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2011, USCI earned $152,321 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.05%. USCI purchased Treasuries during the nine months ended September 30, 2011 and also held cash and/or cash equivalents during this time period. By comparison, for the period ended September 30, 2010, USCI earned $460 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USCI did not purchase Treasuries during the period ended September 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were slightly higher during the nine months ended September 30, 2011 compared to the period ended September 30, 2010. As a result, the amount of income earned by USCI as a percentage of total net assets was higher during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

For the Three Months Ended September 30, 2011 Compared to the Period Ended September 30, 2010

Since USCI commenced operations on August 10, 2010, the comparison of USCI’s results of operations for the period from August 10, 2010 to September 30, 2010 and the three months ended September 30, 2011 may not be meaningful.

Portfolio Expenses. During the three months ended September 30, 2011, the daily average total net assets of USCI were $455,819,448. The management fee incurred by USCI during the period amounted to $1,091,469. By comparison, during the period ended September 30, 2010, the daily average total net assets of USCI were $11,295,427. The management fee incurred by USCI during the period amounted to $15,287.

In addition to the management fee, each Trust Series pays or will pay all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for USCI for the three months ended September 30, 2011 was $169,216, as compared to $25,751 for the period ended September 30, 2010. The increase in expenses was primarily due to an increase in USCI’s net assets for the three months ended September 30, 2011 and the fact that USCI was only operating for 52 days during the period ended September 30, 2010 versus a full three months of operations for the three months ended September 30, 2011. For the three months ended September 30, 2011 and the period ended September 30, 2010, USCI did not incur any fees or other expenses relating to the registration or offering of additional units. For the period ended September 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USCI. The total amount of the expense waiver was $19,033 for the period ended September 30, 2010. For the period ended September 30, 2010, expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $41,038, and after allowance for the expense waiver, totaled $22,005. For the three months ended September 30, 2011, expenses of USCI, including management fees, commissions and all other expenses, totaled $1,260,685. As of March 31, 2011, the expense waiver was no longer in effect.

Each Trust Series is or will be responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor. In addition, as of July 8, 2011, each Trust Series is or will be responsible for the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships. Affiliated funds of USCI include USOF, USNG, US12OF, UGA, USHO, USSO, US12NG, USBO, USAG, CPER and USMI. Each Trust Series shares or will share the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, USAG, CPER and USMI.

Each Trust Series also incurs or will incur commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the three months ended September 30, 2011, total commissions paid to brokers amounted to $83,831 for USCI. By comparison, during the period ended September 30, 2010, total commissions paid to brokers amounted to $4,382 for USCI. The increase in total commissions paid to brokers for the three months ended September 30, 2011 as compared to the period ended September 30, 2010, was primarily due to an increase in net assets for the three months ended September 30, 2011 and the fact that USCI was only operating for 52 days during the period ended September 30, 2010 versus a full three months of operations for the three months ended September 30, 2011. As an annualized percentage of total net assets, the figure for the three months ended September 30, 2011 represents approximately 0.07% of USCI’s total net assets. By comparison, the figure for the period ended September 30, 2010 represented approximately 0.27% of USCI’s total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are or will be paid by such Trust Series. These costs are estimated to be $400,000 for the year ending December 31, 2011 for USCI. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI.

Interest Income. Each Trust Series seeks or will seek to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains or will retain an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with each Trust Series’ custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2011, USCI earned $28,380 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USCI purchased Treasuries during the three months ended September 30, 2011 and also held cash and/or cash equivalents during this time period. By comparison, for the period ended September 30, 2010, USCI earned $460 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USCI did not purchase Treasuries during the period ended September 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, remained flat during the three months ended September 30, 2011 compared to the period ended September 30, 2010. As a result, the amount of income earned by USCI as a percentage of total net assets was equivalent during the three months ended September 30, 2011 compared to the period ended September 30, 2010.

Portfolio Holdings

USCI

During the nine months ended September 30, 2011 and the period from USCI’s inception date, August 10, 2010, to September 30, 2011, USCI’s portfolio held at all times Futures Contracts based on 14 different commodities. Due to changes in the composition of the Commodity Index, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The Commodity Index” below). The tables below list the Benchmark Component Futures Contracts held during the nine months ended September 30, 2011 and from the inception date, August 10, 2010, to September 30, 2011, respectively.

Benchmark Component Futures Contracts for USCI

Commodity	As of 1/1/2011	As of 2/1/2011	As of 3/1/2011	As of 4/1/2011	As of 5/1/2011	As of 6/1/2011	As of 7/1/2011	As of 8/1/2011	As of 9/1/2011
Crude Oil (Brent)	—		—	—	—	—	—	—	—
Crude Oil (WTI)
Gas Oil	—	—	—	—		—	—	—	—
Heating Oil				—		—	—	—	—
Natural Gas								—	—
Unleaded Gasoline					—	—	—	—	—
Feeder Cattle	—	—							—
Lean Hogs			—		—	—	—	—	—
Live Cattle				—	—
Corn	—	—	—	—	—	—	—	—	—
Soybeans	—	—		—		—	—
Soybean Meal
Soybean Oil	—	—		—	—	—	—	—	—
Wheat	—	—	—	—	—	—	—
Aluminum
Copper	—							—
Lead	—	—	—	—	—				—
Nickel		—	—
Tin	—	—	—	—	—	—	—	—
Zinc
Gold			—						—
Platinum
Silver	—	—	—	—	—	—	—	—	—
Cocoa	—	—	—		—
Coffee		—	—	—	—	—	—	—	—
Cotton	—	—	—	—	—	—	—	—
Sugar	—	—	—	—	—	—	—	—	—

Total Number of Benchmark Component Futures Contracts	14	14	14	14	14	14	14	14	14

— = Component

Benchmark Component Futures Contracts for USCI

Commodity	Commencement of Operations 8/9/2010	As of 9/1/2010	As of 10/1/2010	As of 11/1/2010	As of 12/1/2010	As of 1/1/2011	As of 2/1/2011	As of 3/1/2011	As of 4/1/2011	As of 5/1/2011	As of 6/1/2011	As of 7/1/2011	As of 8/1/2011	As of 9/1/2011
Crude Oil (Brent)						—		—	—	—	—	—	—	—
Crude Oil (WTI)	—
Gas Oil			—			—	—	—	—		—	—	—	—
Heating Oil									—		—	—	—	—
Natural Gas	—	—											—	—
Unleaded Gasoline		—	—	—	—					—	—	—	—	—
Feeder Cattle			—		—	—	—							—
Lean Hogs	—	—	—	—	—			—		—	—	—	—	—
Live Cattle				—	—				—	—				—
Corn		—	—	—	—	—	—	—	—	—	—	—	—	—
Soybeans	—	—				—	—		—		—	—
Soybean Meal	—	—
Soybean Oil			—	—	—	—	—		—	—	—	—	—	—
Wheat		—	—			—	—	—	—	—	—	—
Aluminum
Copper	—		—	—	—	—							—
Lead						—	—	—	—	—				—
Nickel	—		—	—	—		—	—
Tin	—	—	—	—	—	—	—	—	—	—	—	—	—
Zinc
Gold	—	—		—	—			—						—
Platinum	—	—		—
Silver	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Cocoa						—	—	—		—
Coffee	—	—	—	—	—		—	—	—	—	—	—	—	—
Cotton	—	—	—	—	—	—	—	—	—	—	—	—	—
Sugar	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total Number of Benchmark Component Futures Contracts	14	14	14	14	14	14	14	14	14	14	14	14	14	14

— = Component

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities as measured from USCI’s inception date, August 10, 2010 to September 30, 2011. Second, while the tables above list the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

Commodity	Commencement of Operations 8/9/2010	As of 9/1/2010	As of 10/1/2010	As of 11/1/2010	As of 12/1/2010	As of 1/1/2011	As of 2/1/2011	As of 3/1/2011	As of 4/1/2011	As of 5/1/2011	As of 6/1/2011	As of 7/1/2011	As of 8/1/2011	As of 9/1/2011	Spot Price Performance since USCI inception *
Silver	—	—	—	—	—	—	—	—	—	—	—	—	—	—	64.9%
Sugar	—	—	—	—	—	—	—	—	—	—	—	—	—	—	48.6%
Corn		—	—	—	—	—	—	—	—	—	—	—	—	—	47.0%
Coffee	—	—	—	—	—		—	—	—	—	—	—	—	—	35.0%
Gold	—	—		—	—			—						—	35.0%
Cotton	—	—	—	—	—	—	—	—	—	—	—	—	—		33.1%
Live Cattle				—	—				—	—					31.2%
Gas Oil			—			—	—	—	—		—	—	—	—	29.8%
Heating Oil									—		—	—	—	—	29.8%
Crude Oil (Brent)						—		—	—	—	—	—	—	—	26.9%
Feeder Cattle			—		—	—	—							—	25.2%
Unleaded Gasoline		—	—	—	—					—	—	—	—	—	23.9%
Soybean Oil			—	—	—	—	—		—	—	—	—	—	—	19.7%
Lean Hogs	—	—	—	—	—			—		—	—	—	—	—	15.0%
Soybeans	—	—				—	—		—		—	—			12.4%
Platinum	—	—		—											-1.5%
Soybean Meal	—	—													-2.1%
Aluminum															-2.1%
Crude Oil (WTI)	—														-2.8%
Tin	—	—	—	—	—	—	—	—	—	—	—	—	—		-4.4%
Copper	—		—	—	—	—							—		-6.1%
Lead						—	—	—	—	—				—	-8.8%
Zinc															-13.2%
Cocoa						—	—	—		—					-13.4%
Wheat		—	—			—	—	—	—	—	—	—			-14.5%
Natural Gas	—	—											—	—	-14.9%
Nickel	—		—	—	—		—	—							-22.7%

— = Component

* From 8/9/10 to 9/30/11

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

For the 30 valuation days ended September 30, 2011, the simple average daily change in the Commodity Index was -0.270%, while the simple average daily change in the NAV of USCI over the same time period was -0.270%. The average daily difference was -0.0004% (or -0.04 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the NAV was 1.53%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s NAV versus the daily movement of the Commodity Index for the 30-valuation day period ended September 30, 2011. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts since inception.

Since the commencement of the offering of USCI’s units to the public on August 10, 2010 to September 30, 2011, the simple average daily change in the Commodity Index was -0.065%, while the simple average daily change in the NAV of USCI over the same time period was -0.060%. The average daily difference was -0.005% (or -0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the NAV was -0.3%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2011, the actual total return of USCI as measured by changes in its NAV was (9.18)%. This is based on an initial NAV of $64.37 on December 31, 2010 and an ending NAV as of September 30, 2011 of $58.46. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Commodity Index, USCI would have had an estimated NAV of $58.92 as of September 30, 2011, for a total return over the relevant time period of (8.47)%. The difference between the actual NAV total return of USCI of (9.18)% and the expected total return based on the Commodity Index of (8.47)% was an error over the time period of (0.699)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2011, USCI received interest income of $152,321, which is equivalent to a weighted average income rate of 0.05% for such period. In addition, during the nine months ended September 30, 2011, USCI also collected $54,150 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the nine months ended September 30, 2011, USCI incurred net expenses of $3,402,869. Income from interest and Authorized Purchaser collections net of expenses was $(3,196,398), which is equivalent to an annualized weighted average net income rate of (1.09)% for the nine months ended September 30, 2011.

By comparison, for the period ended September 30, 2010, the actual total return of USCI as measured by changes in its NAV was 8.34%. This was based on an initial NAV of $50.00 on August 10, 2010 and an ending NAV as of September 30, 2010 of $54.17. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Commodity Index, USCI would have had an estimated NAV of $54.26 as of September 30, 2010, for a total return over the relevant time period of 8.517%. The difference between the actual NAV total return of USCI of 8.34% and the expected total return based on the Commodity Index of 8.517% was an error over the time period of (0.157)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI paid offset in part by the income that USCI collected on its cash and cash equivalent holdings. During the period ended September 30, 2010, USCI received interest income of $460, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the period ended September 30, 2010, USCI also collected $3,800 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended September 30, 2010, USCI incurred net expenses of $22,005. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(17,745), which is equivalent to an annualized weighted average net income rate of (1.10)% for the period ended September 30, 2010.

There are currently three factors that have impacted or are most likely to impact USCI’s ability to accurately track the Commodity Index.

First, USCI may buy or sell its holdings in the then current Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which USCI executes the trade. In that case, USCI may pay a price that is higher, or lower, than that of the Benchmark Component Futures Contracts, which could cause the changes in the daily NAV of USCI to either be too high or too low relative to the changes in the price of the Commodity Index. During the nine months ended September 30, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USCI to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USCI’s attempt to track the Commodity Index over time.

Second, USCI earns interest income on its cash, cash equivalents and Treasury holdings. USCI is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2011. Interest payments, and any other income, were retained within the portfolio and added to USCI’s NAV. At the same time, USCI incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of the Commodity Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When USCI’s income exceeds the sum of USCI’s expenses by the yield on the 90-Day U.S. Treasury Bill, USCI realizes a net yield that tends to cause daily changes in the NAV of USCI to track slightly higher than daily changes in the price of the Commodity Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill that tends to cause daily changes in the NAV of USCI to track slightly lower than daily changes in the price of the Commodity Index. During the nine months ended September 30, 2011, USCI earned, on an annualized basis, approximately 0.05% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.95% for management fees, approximately 0.09% in brokerage commission costs related to the purchase and sale of Futures Contracts and 0.12% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.11)% and affected USCI’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Commodity Index.

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

Finally, USCI could hold Other Commodity-Related Investments. In any of these cases, the error in tracking the Commodity Index could result in daily changes in the NAV of USCI that are either too high, or too low, relative to the daily changes in the price of the Commodity Index. During the nine months ended September 30, 2011, USCI did not hold any Other Commodity-Related Investments, but did, at times and for short holding periods, hold Futures Contracts that were in months other than the months specified as the Benchmark Component Futures Contract. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

The Commodity Index

The Commodity Index was developed based upon academic research by Yale University professors Gary B. Gorton and K. Geert Rouwenhorst, and Hitotsubashi University professor Fumio Hayashi. The Commodity Index is designed to reflect the performance of a fully margined or collateralized portfolio of 14 Eligible Commodity Futures Contracts with equal weights, selected each month from a universe of the 27 Eligible Commodity Futures Contracts. The Commodity Index is rules-based and rebalanced monthly based on observable price signals. In this context, the term “rules-based” is meant to indicate that the composition of the Commodity Index in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that relate to the commodities that are eligible to be included in the Commodity Index. Such formulas are not subject to adjustment based on other factors. The overall return on the Commodity Index is generated by two components: (i) uncollateralized returns from the Benchmark Component Futures Contracts comprising the Commodity Index and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S Department of the Treasury. SummerHaven Indexing is the owner of the Commodity Index.

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

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Crude Oil (Brent)	Crude Oil	ICE-UK	1,000 barrels	USD/barrel

Crude Oil (WTI)	Light, Sweet Crude Oil	NYMEX	1,000 barrels	USD/barrel

Gas Oil	Gas Oil	ICE-UK	100 metric tons	USD/metric ton

Heating Oil	Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon

Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu

Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending “RBOB”	NYMEX	42,000 gallons	U.S. cents/gallon

Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound

Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound

Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound

Soybean Oil	Soybean Oil	CBOT	60,000 lbs.	U.S. cents/pound

Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel

Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel

Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton

Wheat (Soft Red Winter)	Wheat (Soft Red Winter)	CBOT	5,000 bushels	U.S. cents/bushel

Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton

Copper	Copper	COMEX	25,000 lbs.	U.S. cents/pound

Lead	Lead	LME	25 metric tons	USD/metric ton

Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton

Tin	Tin	LME	5 metric tons	USD/metric ton

Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton

Gold	Gold	COMEX	100 troy oz.	USD/troy oz.

Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.

Silver	Silver	COMEX	5,000 troy oz.	U.S. cents/troy oz.

Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton

Coffee	Coffee “C”	ICE-US	37,500 lbs.	U.S. cents/pound

Cotton	Cotton	ICE-US	50,000 lbs.	U.S. cents/pound

Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound

TABLE 2

Commodity Symbol	Commodity Name	Sector	Allowed Contracts	Max. tenor
CO	Brent Crude	Energy	All 12 Calendar Months	12

CL	Crude Oil	Energy	All 12 Calendar Months	12

QS	Gas Oil	Energy	All 12 Calendar Months	12

HO	Heating Oil	Energy	All 12 Calendar Months	12

NG	Natural Gas	Energy	All 12 Calendar Months	12

XB	RBOB	Energy	All 12 Calendar Months	12

FC	Feeder Cattle	Livestock	Jan, Mar, Apr, May, Aug, Sep, Oct, Nov	5

LH	Lean Hogs	Livestock	Feb, Apr, Jun, Jul, Aug, Oct, Dec	5

LC	Live Cattle	Livestock	Feb, Apr, Jun, Aug, Oct, Dec	5

BO	Soybean Oil	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7

C	Corn	Grains	Mar, May, Jul, Sep, Dec	12

S	Soybeans	Grains	Jan, Mar, May, Jul, Aug, Sep, Nov	12

SM	Soymeal	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7

W	Wheat (Soft Red Winter)	Grains	Mar, May, Jul, Sep, Dec	7

LA	Aluminum	Industrial Metals	All 12 Calendar months	12

HG	Copper	Industrial Metals	All 12 Calendar Months	12

LL	Lead	Industrial Metals	All 12 Calendar Months	7

LN	Nickel	Industrial Metals	All 12 Calendar Months	7

LT	Tin	Industrial Metals	All 12 Calendar Months	7

LX	Zinc	Industrial Metals	All 12 Calendar Months	7

GC	Gold	Precious Metals	Feb, Apr, Jun, Aug, Oct, Dec	12

PL	Platinum	Precious Metals	Jan, Apr, Jul, Oct	5

SI	Silver	Precious Metals	Mar, May, Jul, Sep, Dec	5

CC	Cocoa	Softs	Mar, May, Jul, Sep, Dec	7

KC	Coffee	Softs	Mar, May, Jul, Sep, Dec	7

CT	Cotton	Softs	Mar, May, Jul, Dec	7

SB	Sugar	Softs	Mar, May, Jul, Oct	7

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

The following graph shows the sector weights of the commodities selected for inclusion in the Commodity Index as of September 30, 2011.

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

The table and chart below show the hypothetical performance of the Commodity Index from December 31, 1997 through September 30, 2011.

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

Hypothetical Performance Results* for the period

from December 31, 1997 through September 30, 2011

Year	Ending Level	Annual Return
1997	225.020
1998	185.543	-17.54%
1999	236.420	27.42%
2000	331.115	40.05%
2001	303.456	-8.35%
2002	380.074	25.25%
2003	479.254	26.09%
2004	592.263	23.58%
2005	781.942	32.03%
2006	1115.816	42.70%
2007	1518.705	36.11%
2008	1175.767	-22.58%
2009	1532.841	30.37%
2010	1852.038	20.82%
2011 (YTD)	1695.340	-8.46%

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM Year-Over-Year

Hypothetical Total Returns (1998 – 9/30/2011)

Source: SummerHaven Indexing, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2011.

	Hypothetical and Historical Results for the period from December 31,
	1997 through September 30, 2011*
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	82%	47%	347%	653%
Average Annual return (total)	6.44%	7.13%	13.72%	17.48%
Annualized volatility	17.59%	24.47%	19.95%	16.28%
Annualized Sharpe ratio	0.22	0.18	0.55	0.90

Source: SummerHaven Indexing, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the Commodity Index from December 31, 1997 through September 30, 2011 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Dow Jones-UBS Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total Return™ is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the Commodity Index’s calculation methodology with historical prices for the futures contracts comprising the Commodity Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2011; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,

DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/01 – 9/30/11)

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

(9/30/06 – 9/30/11)

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

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust’s condensed financial statements and related disclosures and has determined that the valuation of Applicable Interests, which are not traded on a United States or internationally recognized futures exchange (such as swaps and other over-the-counter contracts) involves a critical accounting policy. The values which are used by each Trust Series for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, each Trust Series estimates interest income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

None of the Trust Series has made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. Each Trust Series has met, and it is anticipated that each Trust Series will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. Each Trust Series’ liquidity needs include or will include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter Applicable Interests, respectively, if applicable, and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

Each Trust Series currently generates or will generate cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated or will allocate substantially all of its net assets to trading in Applicable Interests. Each of Trust Series invests or will invest in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each of Trust Series’ NAV is or will be held in cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the net assets is or will be held in each Trust Series’ account at its custodian bank. Income received from each Trust Series’ money market funds is paid to such Trust Series. During the nine months ended September 30, 2011, USCI’s expenses exceeded the income USCI earned and the cash earned from the sale of Creation Baskets. During the nine months ended September 30, 2011, USCI was forced to use other assets to pay cash expenses, which could cause a drop in USCI’s NAV over time. To the extent expenses exceed income USCI’s NAV will be negatively impacted.

Each Trust Series investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its position in Futures Contracts. During the nine months ended September 30, 2011, USCI was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USCI (or CPER) cannot predict whether such an event may occur in the future.

Prior to the initial offering of each Trust Series, all payments with respect to each Trust Series’ expenses are paid by USCF. USCI and CPER, which as of the filing of this quarterly report on Form 10-Q, are the only series which offer units publicly, do not have an obligation or intention to refund such payments made by USCF. USCF is under no obligation to pay any Trust Series’ future expenses. Since the initial offering of units, each of USCI and CPER have been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (iv) other expenses, including certain tax reporting costs, (v) the fees of the Trustee in connection with its services as Delaware trustee of the Trust and (vi) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USCI’s and CPER’s Marketing Agent, Administrator and Custodian, the trading advisory and licensing fees of SummerHaven and offering expenses relating to the initial offering of units of each Trust Series. If USCF and each Trust Series are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, one or more of the Trust Series will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Applicable Interests such as Futures Contracts involves the Trust Series entering into contractual commitments to purchase or sell specified amounts of commodities at a specified date in the future. The aggregate market value of the contracts will significantly exceed the Trust Series’ future cash requirements since the Trust Series intends to close out its open positions prior to settlement. As a result, the Trust Series is generally only subject to the risk of loss arising from the change in value of the contracts. The Trust Series considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the Trust Series’ commitments to purchase a specific commodity will be limited to the aggregate market value of the contracts held.

The Trust Series’ exposure to market risk depends on a number of factors, including the markets for commodities, the volatility of interest rates and foreign exchange rates, the liquidity of the Applicable Interest markets and the relationships among the contracts held by each Trust Series. The limited experience that each of the Trust Series has had in utilizing its model to trade in Applicable Interests in a manner intended to track the changes in the Applicable Index, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When a Trust Series enters into Futures Contracts and Other Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the Futures Exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange-traded Futures Contracts, the counterparty to an over-the-counter contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in over-the-counter transactions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to the Trust Series in such circumstances.

USCF attempts to manage the credit risk of the Trust Series’ by following various trading limitations and policies. In particular, each Trust Series generally posts (or will post) margin and/or holds (or will hold) liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Newedge USA, LLC, the Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle the Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the Trust Series’ assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2011, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2011, USCI held cash deposits and investments in money market funds, in the amount of $441,484,919. This amount is subject to loss should USCI’s custodian cease operations.

Off Balance Sheet Financing

As of September 30, 2011, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets.” USCI and CPER have to-date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Currently, USCI’s, as well as CPER’s, NAV is 0.95% of each respective series’ average net assets. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

•	brokerage and other fees and commissions incurred in connection with the trading activities of each Trust Series;

•

expenses incurred in connection with registering additional units of each Trust Series or offering units of each Trust Series after the time any units of each Trust Series have begun trading on the NYSE Arca;

•

the routine expenses associated with distribution, including printing and mailing, of any monthly, annual and other reports to unitholders required by applicable U.S. federal and state regulatory authorities;

•	payment for routine services of the Trustee, legal counsel and independent accountants;

•	payment for fees associated with tax accounting and reporting, routine accounting, bookkeeping, whether performed by an outside service provider or by affiliates of USCF;

•	costs and expenses associated with investor relations and services;

•	the payment of any distributions related to redemption of units;

•	payment of all federal, state, local or foreign taxes payable on the income, assets or operations of each Trust Series and the preparation of all tax returns related thereto; and

•

extraordinary expenses (including, but not limited to, indemnification of any person against liabilities and obligations to the extent permitted by law and required under the Trust Agreement and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expense and the settlement of claims and litigation).

While USCF has agreed to pay registration fees to the SEC, FINRA, NYSE Arca or any other regulatory agency or exchange in connection with the initial offer and sale of the units and the legal, printing, accounting and other expenses associated with such registration, each Trust Series is responsible for any registration fees and related expenses incurred in connection with any subsequent offer and sale of its units after the initial offering of units.

Each Trust Series pays or will pay its own brokerage and other transaction costs. Each Trust Series pays or will pay fees to futures commission merchants in connection with its transactions in futures contracts. Futures commission merchant fees were 0.09% of average daily net assets for the nine months ended September 30, 2011 for USCI. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as each Trust Series’ NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of a Trust Series’ existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of September 30, 2011, USCI’s portfolio consisted of 9,469 Futures Contracts traded on the Futures Exchanges. For a list of USCI’s current holdings, please see USCI’s website at www.unitedstatescommodityindexfund.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by USCI during the nine months ended September 30, 2011. For a list of CPER’s current holdings, please see CPER’s website at www.unitedstatescopperindexfund.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, a Trust Series may purchase over-the-counter contracts (“OTC Contracts”). Unlike most exchange-traded Futures Contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some commodity-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other commodity-based derivatives have highly customized terms and conditions and are not as widely available. Many of these OTC Contracts are cash-settled forwards for the future delivery of specified commodities that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of the specified commodity, forward commodity price or commodity futures price. In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of future contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis. For example, a Trust Series may enter into OTC Contracts whose value will be tied to changes in the difference between the spot price of the specified commodity, the price of Futures Contracts traded on the Futures Exchanges and the prices of other Futures Contracts in which a Trust Series may invest.

To reduce the credit risk that arises in connection with such contracts, a Trust Series will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty.

A Trust Series assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF, on behalf of a Trust Series, only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. A Trust Series will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether a Covered Swap Entity’s counterparty to a particular swap is (1) also a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to USCI and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

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

The CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modifies the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012.

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

Each Trust Series may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of its Applicable Index. Each Trust Series would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of a Trust Series to changes in the price relationship between futures contracts, which will expire sooner, and those that will expire later. Each Trust Series would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of a Trust Series, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in commodity prices. Each Trust Series would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. Each Trust Series would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of a Trust Series or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in commodity prices.

During the nine months ended September 30, 2011, USCI did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USCI was not exposed to counterparty risk.

Each Trust Series anticipates that the use of Other Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of such Trust Series. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of futures contracts, which may impact a Trust Series’ ability to successfully track its Applicable Index.

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

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011, and the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 15, 2011.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Amendment Agreement to Marketing Agent Agreement.
10.2(1)	Amendment Agreement to Custodian Agreement.
10.3(1)	Amendment Agreement to Administrative Agency Agreement.
31.1(2)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension Schema
101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(3)	XBRL Taxonomy Extension Label Linkbase
101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase
99.1(1)	Customer Agreement for Futures Contracts.

(1)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(2)	Filed herewith.
(3)

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

Date: November 14, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date November 14, 2011