Form 10-K
period 2011-12-31
United States Commodity Index Funds Trust
filed 2012-03-15
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145

Alameda, California 94502

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Units of United States Commodity Index Fund	NYSE Arca, Inc.
Units of United States Copper Index Fund	NYSE Arca, Inc.
Units of United States Agriculture Index Fund	NYSE Arca, Inc.
Units of United States Metals Index Fund	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒    Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2011 and the number of outstanding units of each series of the registrant as of March 12, 2012 are included in the table below:

	Aggregate Market Value of Each Series’ Units Held by Non-Affiliates as of June 30, 2011	Number of Outstanding Units as of March 12, 2012
United States Commodity Index Fund	$465,084,274	6,600,000
United States Copper Index Fund	0	100,000
United States Agriculture Index Fund	0	0
United States Metals Index Fund	0	0

Total	$465,084,274	6,700,000

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I

Item 1.	Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009 that is organized into four separate series (each series, a “Trust Series” and collectively, the “Trust Series”). The United States Commodity Index Fund (“USCI”) and the United States Copper Index Fund (“CPER”) are the first two series of the Trust and are commodity pools that issue common units representing fractional undivided beneficial interests (“units”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). The two other series of the Trust, the United States Metals Index Fund (“USMI”) and the United States Agriculture Index Fund (“USAG”), may be publicly offered in the future, but USCI, which was formed on April 1, 2010, and CPER, which was formed on November 10, 2010, are currently the Trust’s only publicly offered series as of the filing of this annual report on Form 10-K. The Trust and the Trust Series maintain their main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. The Trust and the Trust Series operate pursuant to the terms of the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of November 10, 2010 (as amended from time to time, the “Trust Agreement”), which grants full management control to their sponsor, United States Commodity Funds LLC (“USCF”).

USCI’s Investment Objective

USCI invests in futures contracts for commodities that are currently traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures Exchange (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (the NYMEX, ICE Futures, CBOT, CME, LME, COMEX and other foreign exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other non-exchange traded (“over-the-counter”) transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments include those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. Futures Contracts and Other Commodity-Related Investments collectively are referred to as “Commodity Interests”.

The investment objective of USCI is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “Commodity Index”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the Commodity Index or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The Commodity Index is designed to reflect the performance of a diversified group of commodities. The Commodity Index is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the Commodity Index are referred to herein as “Benchmark Component Futures Contracts.”

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

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “Copper Index”), less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts (as defined below) that comprise the Copper Index or the prices of any particular group of Futures Contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Copper-Related Investments (as defined below). The Copper Index is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts. The Copper Index is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SummerHaven Index Management LLC (“SummerHaven Indexing”). The Eligible Copper Futures Contracts that at any given time make up the Copper Index are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s units began trading on November 15, 2011.

USAG’s Investment Objective

The investment objective of USAG is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “Agriculture Index”), less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the Agriculture Index or the prices of any particular group of Futures Contracts. USAG will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Agriculture-Related Investments (as defined below). The Agriculture Index is designed to reflect the performance of a diversified group of agricultural commodities. The Agriculture Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the Agriculture Index are traded on ICE Futures US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The Agriculture Index is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Agriculture Futures Contracts that at any given time make up the Agriculture Index are referred to herein as “Benchmark Component Agriculture Futures Contracts.” The relative weighting of the Benchmark Component Agriculture Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Agriculture Futures Contracts developed by SummerHaven Indexing.

USAG will seek to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts or the agricultural commodities included in the Agriculture Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the Agriculture Index, are collectively referred to as “Other Agriculture-Related Interests,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of the date of the filing of this Annual Report on Form 10-K, USAG has not begun trading.

USMI’s Investment Objective

The investment objective of USMI is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Metals Index Total ReturnSM (the “Metals Index”), less USMI’s expenses. USCF does not intend to operate USMI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Metals Futures Contracts (as defined below) that comprise the Metals Index or the prices of any particular group of Futures Contracts. USMI will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Metals-Related Investments (as defined below). The Metals Index is designed to reflect the performance of a diversified group of metals. The Metals Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the metals in the Metals Index that are traded on the NYMEX, the LME and the COMEX are collectively referred to herein as “Eligible Metals Futures Contracts.” The Metals Index is comprised of 10 Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Metals Futures Contracts that at any given time make up the Metals Index are referred to herein as “Benchmark Component Metals Futures Contracts.” The relative weighting of the Benchmark Component Metals Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Metals Futures Contracts developed by SummerHaven Indexing.

USMI will seek to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the Metals Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts, are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” As of the date of the filing of this Annual Report on Form 10-K, USMI has not begun trading.

Other Defined Terms – Trust Series

The Commodity Index, the Copper Index, the Agriculture Index and the Metals Index are referred to throughout this annual report on Form 10-K as the “Applicable Index” or, collectively, as the “Applicable Indices”.

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts, Benchmark Component Agriculture Futures Contracts and Benchmark Component Metals Futures Contracts are collectively referred to throughout this annual report on Form 10-K as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments, Other Copper-Related Investments, Other Agriculture-Related Interests and Other Metals-Related Investments are collectively referred to throughout this annual report on Form 10-K as “Other Related Investments.”

Commodity Interests, Copper Interests, Agriculture Interests and Metals Interests are collectively referred to throughout this annual report on Form 10-K as “Applicable Interests.”

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, USCF was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. USCF is a wholly owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

USCF also serves as general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”). All funds listed previously are referred to collectively herein as the “Related Public Funds.” USOF, USNG, US12OF, UGA, USHO, USSO, US12NG and USBO are actively operating funds and all are listed on the NYSE Arca. The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in the Trust Series may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov.

USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each of which is a series of the United States Commodity Funds Trust I. USSF, UNGD, USGO and USABF are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds.

USCF is required to evaluate the credit risk of each Trust Series to the futures commission merchant, oversee the purchase and sale of each Trust Series’ units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of each Trust Series and manage each Trust Series’ investments. USCF also pays the fees of ALPS Distributors, Inc., which serves or will serve as the marketing agent for each Trust Series (the “Marketing Agent”), Brown Brothers Harriman & Co. (“BBH&Co.”), which serves or will serve as the administrator (the “Administrator”) and the custodian (the “Custodian”) for each Trust Series, and SummerHaven Investment Management, LLC (“SummerHaven”), which serves as the trading advisor for USCI and CPER and will serve as the trading advisor for USMI and USAG.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. Through its Management Directors, USCF manages the day-to-day operations of each Trust Series. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does Each Trust Series Operate?

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in commodities prices. An investment in the units allows both retail and institutional investors to easily gain this exposure to the commodities market in a transparent, cost-effective manner.

The investment objective of each Trust Series is for the daily changes in percentage terms of its per unit NAV to reflect the daily changes in percentage terms of the Applicable Index, less the Trust Series’ expenses. USCF does not intend to operate any Trust Series in a fashion such that its per unit NAV will equal, in dollar terms, the price of the Applicable Index or the price of any particular Applicable Benchmark Component Futures Contract. USCF believes that it is not practical to manage each Trust Series’ portfolio to achieve such an investment goal when investing in the Applicable Benchmark Component Futures Contracts and Other Related Investments.

USCI’s Investment Objective.  USCI seeks to achieve its investment objective by investing in a mix of Commodity Interests such that the daily changes in its per unit NAV will closely track the daily changes in the Commodity Index. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the Commodity Index. The portfolio rebalancing takes place during the last four business days of the month (“Rebalancing Period”). At the end of each of the days in the Rebalancing Period, one fourth of the prior month portfolio positions are replaced by equally-weighted positions reflecting the particular Benchmark Component Futures Contracts determined on the selection date, which is the fifth business day before the end of the month (“Selection Date”). At the end of the Rebalancing Period, the Commodity Index will have an equal-weight position of approximately 7.14% in each of the selected Benchmark Component Futures Contracts which will be reflected in the rebalanced portfolio. After fulfilling the collateral requirements with respect to its Commodity Interests, USCI invests the remainder of its proceeds from the sale of creation baskets in short-term obligations of the United States of two years or less (“Treasuries”) or cash equivalents, and/or merely holds such assets in cash (generally in interest-bearing accounts).

CPER’s Investment Objective.  CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, it may then invest in Other Copper-Related Investments. After fulfilling the collateral requirements with respect to its Copper Interests, CPER invests the remainder of its proceeds from the sale of creation baskets in Treasuries or cash equivalents, and/or merely holds such assets in cash (generally in interest-bearing accounts).

USAG’s Investment Objective.  USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, it may then invest in Other Agriculture-Related Investments. After fulfilling the collateral requirements with respect to its Agriculture Interests, USAG will invest the remainder of its proceeds from the sale of creation baskets in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

USMI’s Investment Objective.  USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, it may then invest in Other Metal-Related Investments. After fulfilling the collateral requirements with respect to its Metals Interests, USMI will invest the remainder of its proceeds from the sale of creation baskets in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

The anticipated dates on which each Trust Series’ positions in Applicable Interests will be rebalanced on a monthly basis are posted on each Trust Series’ website and are subject to change without notice.

USCF employs a “neutral” investment strategy in order to track changes in the Applicable Index regardless of whether the Applicable Index goes up or goes down. Each Trust Series’ “neutral” investment strategy is designed to permit investors generally to purchase and sell each Trust Series’ units for the purpose of investing indirectly in the applicable commodities market in a cost-effective manner, and/or to permit participants in the applicable commodities or other industries to hedge the risk of losses in their applicable commodity-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodities market and/or the risks involved in hedging may exist. In addition, an investment in a Trust Series involves the risks that the changes in the price of the Trust Series’ units will not accurately track the changes in the Applicable Index, and that changes in the Applicable Index will not closely correlate with changes in the spot prices of the applicable commodities underlying the Applicable Benchmark Component Futures Contracts.

Each Trust Series’ investment objective is for the daily changes in percentage terms of its per unit NAV to reflect the daily changes in percentage terms of the Applicable Index, not to have the market price of its units match, dollar for dollar, changes in the price of the Applicable Index or the applicable commodities underlying the Applicable Benchmark Component Copper Futures Contracts that make up the Applicable Index. Contango and backwardation may impact the total return on investment in units of a Trust Series relative to a hypothetical direct investment in the commodities underlying the Applicable Benchmark Component Copper Futures Contracts that make up the Applicable Index and, in the future, it is likely that the relationship between the market prices of a Trust Series’ units and changes in the spot prices of the commodities underlying the Applicable Benchmark Component Copper Futures Contracts that make up the Applicable Index could be impacted by contango and backwardation. It is important to note that this comparison ignores the potential costs associated with physically owning and storing commodities, which could be substantial. For a more in-depth discussion of the impact of contango and backwardation, see “Item 1A. Risk Factors — The price relationship between each Applicable Index at any point in time and the Futures Contracts that will became the Applicable Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices” and “Item 1A. Risk Factors – Risks Specific to CPER — The price relationship between the Copper Index at any point in time and the Eligible Copper Futures Contracts that will become the Benchmark Component Copper Futures Contracts on the next rebalancing date will vary and may impact both CPER’s total return and the degree to which its total return tracks that of copper price indices” in this annual report on Form 10-K.

Furthermore, each Trust Series also purchases or will purchase Treasuries and holds or will hold cash and/or cash equivalents to meet its current or potential margin or collateral requirements with respect to its investments in Applicable Interests and to hold cash not required to be used as margin or collateral. There is not expected to be any meaningful correlation between the performance of a Trust Series’ investments in Treasuries, cash or cash equivalents and the changes in the prices of commodities or Applicable Interests. While the level of interest earned on or the market price of these investments may in some respect correlate to changes in the prices of commodities, this correlation is not anticipated as part of the Trust Series’ efforts to meet its objective.

Each Trust Series’ total portfolio composition is or will be disclosed each business day that the NYSE Arca is open for trading on the applicable Trust Series’ website. The website for USCI is www.unitedstatescommodityindexfund.com and the website for CPER is www.unitedstatescopperindexfund.com. The website disclosure of portfolio holdings for USCI and CPER are made daily and includes, as applicable, the name and value of each Applicable Benchmark Component Futures Contract, the specific types and values of Other Related Investments and characteristics of such Other Related Investments, the name and value of each Treasury and cash equivalent, and the amount of cash held in USCI or CPER, as applicable. Each Trust Series’ website is publicly accessible at no charge. Each Trust Series’ assets used for margin and collateral are or will be held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The units issued by a Trust Series may only be purchased by Authorized Purchasers and only in blocks of 100,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the units in the Creation Basket. Similarly, only Authorized Purchasers may redeem units and only in blocks of 100,000 units called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of units in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual per unit NAV calculated at the end of the business day when a request for a purchase or redemption is received by the applicable Trust Series. The NYSE Arca publishes or will publish an approximate per unit NAV intra-day based on the prior day’s per unit NAV and the current price of the Applicable Benchmark Component Futures Contracts, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per unit NAV calculated at the end of each trading day.

While USCI and CPER only issue units in Creation Baskets, units are listed on the NYSE Arca and investors may purchase and sell units at market prices like any security.

What is the Investment Strategy for each Trust Series?

In managing a Trust Series’ assets, USCF does not use a technical trading system that automatically issues buy and sell orders, other than to address monthly changes in the Applicable Benchmark Component Futures Contracts. Instead, each time one or more baskets are purchased or redeemed, USCF will purchase or sell Applicable Interests with an aggregate market value that approximates the amount of Treasuries and/or cash received or paid upon the purchase or redemption of the basket(s).

Each Trust Series endeavors to place trades in Applicable Interests and otherwise manage its investments so that “A” will be within plus/minus 10 percent of “B”, where:

•

A is the average daily percentage change in such Trust Series’ per unit NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which the Trust Series calculates its per unit NAV; and

•	B is the average daily percentage change in the price of the Applicable Index over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in each Trust Series’ unit price on the NYSE Arca to closely track the daily changes in such Trust Series’ per unit NAV. USCF believes that the net effect of this expected relationship and the expected relationship described above between a Trust Series’ per unit NAV and the Applicable Index will be that the daily changes in the price of a Trust Series’ units on the NYSE Arca will closely track the daily changes in the Applicable Index, less such Trust Series’ expenses. While the Applicable Index is composed of Applicable Benchmark Component Futures Contracts and is therefore a measure of the prices of the applicable commodities comprising the Applicable Index for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the Applicable Index and the cash or spot prices of the commodities underlying the Applicable Benchmark Component Futures Contracts.

Commodity Interests.    The specific Commodity Interests purchased depend or will depend on various factors, including a judgment by USCF as to the appropriate diversification of USCI’s investments. While USCF has made significant investments in Benchmark Component Futures Contracts on the Futures Exchanges, for various reasons, including the ability to enter into the precise amount of exposure to the commodities market and position limits on Futures Contracts, it may also invest in economically equivalent Futures Contracts other than those that compose the Benchmark Component Futures Contracts and Other Commodity-Related Investments. To the extent that USCI invests in Other Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Futures Contracts, including cleared swaps that satisfy such criteria, and then to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and swaps, including swaps in the over-the-counter market. If USCI is required by law or regulation, or by one of its regulators, including a Futures Exchange, to reduce its position in one or more Benchmark Component Futures Contracts to the applicable position limit or to a specified accountability level, a substantial portion of USCI’s assets could be invested in Other Commodity-Related Investments that are intended to replicate the return on the Commodity Index or particular Benchmark Component Futures Contracts. As USCI’s assets reach higher levels, USCI is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in Other Commodity-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity-Related Investments include those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on USCI’s ability to invest in OTC transactions and cleared swaps.

Copper Interests.  The specific Copper Interests purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of CPER’s investments. USCF anticipates, particularly while CPER has lesser amounts of assets, that it will make significant investments in Benchmark Component Copper Futures Contracts on the COMEX. In addition, for various reasons, including the ability to enter into the precise amount of exposure to the copper market or due to market conditions regarding liquidity or pricing of differing futures contracts, it may invest in other exchange-traded futures contracts that are economically identical or substantially similar to, the Benchmark Component Copper Futures Contracts. USCF further anticipates that as CPER grows larger, due to position limits on futures contracts or other regulatory requirements limiting CPER’s holdings, and market conditions, it may also invest in Other Copper-Related Investments. To the extent that CPER invests in Other Copper-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Copper Futures Contracts. In considering the use of Other Copper-Related Investments, USCF anticipates that it would first make use of swaps that clear through derivatives clearing organizations that satisfy CPER’s criteria if such swaps are available with respect to the Benchmark Component Copper Futures Contracts or the copper futures contracts included in the Copper Index. Then, and to a lesser extent, it would invest in other types of contracts, instruments and swaps, including uncleared swaps in the over-the-counter market. If CPER is required by law or regulation, or by one of its regulators, including the COMEX, to reduce its position in one or more Benchmark Component Copper Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Copper-Related Investments, a substantial portion of CPER’s assets could be invested in accordance with such priority in Other Copper-Related Investments that are intended to replicate the return on the Copper Index or particular Benchmark Component Copper Futures Contracts. As CPER’s assets reach higher levels, CPER is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Copper-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause CPER to invest in Other Copper-Related Investments include those allowing CPER to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Act on CPER’s ability to invest in OTC transactions and cleared swaps.

Agriculture Interests.  The specific Agriculture Interests purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of USAG’s investments. USCF anticipates, particularly while USAG has lesser amounts of assets, that it will make significant investments in Benchmark Component Agriculture Futures Contracts on ICE Futures US, ICE Futures Canada, CBOT, KCBT and the CME. In addition, for various reasons, including the ability to enter into the precise amount of exposure to the agricultural commodities market or due to market conditions regarding liquidity or pricing of differing futures contracts, it may invest in other exchange-traded futures contracts that are economically identical or substantially similar to, the Benchmark Component Agriculture Futures Contracts. USCF further anticipates that as USAG grows larger, due to position limits on futures contracts or other regulatory requirements limiting USAG’s holdings, and market conditions, it may also invest in Other Agriculture-Related Investments. To the extent that USAG invests in Other Agriculture-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Agriculture Futures Contracts. In considering the use of Other Agriculture-Related Investments, USCF anticipates that it would first make use of swaps that clear through derivatives clearing organizations that satisfy USAG’s criteria if such swaps are available with respect to the Benchmark Component Agriculture Futures Contracts or the agricultural commodity futures contracts included in the Agriculture Index. Then, and to a lesser extent, it would invest in other types of contracts, instruments and swaps, including uncleared swaps in the over-the-counter market. If USAG is required by law or regulation, or by one of its regulators, including ICE Futures US, ICE Futures Canada, CBOT, KCBT or the CME, to reduce its position in one or more Benchmark Component Agriculture Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Agriculture-Related Investments, a substantial portion of the USAG’s assets could be invested in accordance with such priority in Other Agriculture-Related Investments that are intended to replicate the return on the Agriculture Index or particular Benchmark Component Agriculture Futures Contracts. As the USAG’s assets reach higher levels, USAG is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Agriculture-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USAG to invest in Other Agriculture-Related Investments include those allowing USAG to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Act on USAG’s ability to invest in OTC transactions and cleared swaps.

Metals Interests.  The specific Metals Interests purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of USMI’s investments. USCF anticipates, particularly while USMI has lesser amounts of assets, that it will make significant investments in Benchmark Component Metals Futures Contracts on the NYMEX, LME and COMEX. In addition, for various reasons, including the ability to enter into the precise amount of exposure to the metals market or due to market conditions regarding liquidity or pricing of differing futures contracts, it may invest in other exchange-traded futures contracts that are economically identical or substantially similar to, the Benchmark Component Metals Futures Contracts. USCF further anticipates that as USMI grows larger, due to position limits on futures contracts or other regulatory requirements limiting USMI’s holdings, and market conditions, it may also invest in Other Metals-Related Investments. To the extent that USMI invests in Other Metals-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Metals Futures Contracts. In considering the use of Other Metals-Related Investments, USCF anticipates that it would first make use of swaps that clear through derivatives clearing organizations that satisfy USMI’s criteria if such swaps are available with respect to the Benchmark Component Metals Futures Contracts or the copper futures contracts included in the Metals Index. Then, and to a lesser extent, it would invest in other types of contracts, instruments and swaps, including uncleared swaps in the over-the-counter market. If USMI is required by law or regulation, or by one of its regulators, including the NYMEX, LME and COMEX, to reduce its position in one or more Benchmark Component Metals Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Metals-Related Investments, a substantial portion of USMI’s assets could be invested in accordance with such priority in Other Metals-Related Investments that are intended to replicate the return on the Metals Index or particular Benchmark Component Metals Futures Contracts. As USMI’s assets reach higher levels, USMI is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Metals-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USMI to invest in Other Metals-Related Investments include those allowing USMI to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Act on USMI’s ability to invest in OTC transactions and cleared swaps.

USCF may not be able to fully invest a Trust Series’ assets in Applicable Benchmark Component Futures Contracts having an aggregate notional amount exactly equal to that Trust Series’ NAV. For example, as standardized contracts, the Applicable Benchmark Component Futures Contracts included in the Applicable Index are for a specified amount of a particular commodity, and the Trust Series’ NAV and the proceeds from the sale of a Creation Basket is unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, a Trust Series may be better able to achieve the exact amount of exposure to changes in price of the Applicable Benchmark Component Futures Contracts through the use of Other Related Investments, such as over-the-counter contracts that have better correlation with changes in price of the Applicable Benchmark Component Futures Contracts.

Each Trust Series anticipates that, to the extent it invests in Applicable Benchmark Component Futures Contracts other than the Applicable Benchmark Component Futures Contracts and Other Related Investments that are not economically equivalent to the Applicable Benchmark Component Futures Contracts, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Applicable Benchmark Component Futures Contracts and Other Related Investments against the current Applicable Benchmark Component Futures Contracts.

USCF does not anticipate letting its Applicable Benchmark Component Futures Contracts expire and taking delivery of any commodities. Instead, USCF closes or will close existing positions, e.g., in response to ongoing changes in the Applicable Index or if it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Applicable Interests. Positions may also be closed out to meet orders for Redemption Baskets, in which case the proceeds from closing the positions will not be reinvested.

The Trust Agreement contains no restrictions on the ability of USCF to change the investment objective of any Trust Series. Notwithstanding this, USCF has no intention of changing the investment objective of any Trust Series or the manner in which it intends to achieve its investment objective. Should USCF seek to change the investment objective of a Trust Series, such change would be reflected in an amended prospectus and would provide advance notice to investors.

What are Futures Contracts?

Futures contracts are agreements between two parties. One party agrees to buy a commodity such as natural gas from the other party at a later date at a price and quantity agreed-upon when the contract is made. Generally, futures contracts traded on the NYMEX and the COMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell. Futures contracts may also be based on commodity indices, in that they call for a cash payment based on the change in the value of the specified index during a specified period. Additional risks of investing in futures contracts are included in “Item 1A. Risk Factors” in this annual report on Form 10-K.

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits.  Futures contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX, COMEX, CME, and CBOT have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not applicable to the Trust Series’ investments) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges but does not limit the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2011, USCI and CPER were the only two series available for trading, and as of December 31, 2011, USCI, CPER and the Related Public Funds held a net of 99,176 Futures Contracts traded on the Futures Exchanges.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it.

On October 18, 2011, the CFTC adopted new rules, which establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. See “Commodity Interest Markets – Regulation” in this annual report on Form 10-K for information regarding the Dodd-Frank Act.

Price Volatility.   The price volatility of futures contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Because each Trust Series invests or will invest a significant portion of its assets in futures contracts, the assets of each Trust Series, and therefore the price of each Trust Series’ units, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions.  Futures contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if a Trust Series’ futures positions have declined in value, such Trust Series may be required to post variation margin to cover this decline. Alternatively, if a Trust Series’ futures positions have increased in value, this increase will be credited to such Trust Series’ account.

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

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Crude (Brent)	Crude Oil	ICE-UK	1,000 barrels	USD/barrel
Crude Oil (WTI)	Light, Sweet Crude Oil	NYMEX	1,000 barrels	USD/barrel
Gas Oil	Gas Oil	ICE-UK	100 metric tons	USD/metric ton
Heating Oil	Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon
Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu
Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending “RBOB”	NYMEX	42,000 gallons	U.S. cents/gallon
Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound
Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound
Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound
Soybean Oil	Soybean Oil	CBOT	60,000 lbs.	U.S. cents/pound
Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel
Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton
Wheat (Soft Red Winter)	Wheat (Soft Red Winter)	CBOT	5,000 bushels	U.S. cents/bushel
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound
Lead	Lead	LME	25 metric tons	USD/metric ton
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton
Tin	Tin	LME	5 metric tons	USD/metric ton
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.
Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.
Silver	Silver	COMEX	5,000 troy oz.	USD/troy oz.
Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton
Coffee	Coffee “C”	ICE-US	37,500 lbs	U.S. cents/pound
Cotton	Cotton	ICE-US	50,000 lbs	U.S. cents/pound
Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound

TABLE 2

Commodity Symbol	Commodity Name	Sector	Allowed Contracts	Max. tenor
CO	Brent Crude	Energy	All 12 Calendar Months	12
CL	Crude Oil	Energy	All 12 Calendar Months	12
QS	Gas Oil	Energy	All 12 Calendar Months	12
HO	Heating Oil	Energy	All 12 Calendar Months	12
NG	Natural Gas	Energy	All 12 Calendar Months	12
XB	RBOB	Energy	All 12 Calendar Months	12
FC	Feeder Cattle	Livestock	Jan, Mar, Apr, May, Aug, Sep, Oct, Nov	5
LH	Lean Hogs	Livestock	Feb, Apr, Jun, Jul, Aug, Oct, Dec	5
LC	Live Cattle	Livestock	Feb, Apr, Jun, Aug, Oct, Dec	5
BO	Soybean Oil	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7
C	Corn	Grains	Mar, May, Jul, Sep, Dec	12
S	Soybeans	Grains	Jan, Mar, May, Jul, Aug, Sep, Nov	12
SM	Soymeal	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7
W	Wheat (Soft Red Winter)	Grains	Mar, May, Jul, Sep, Dec	7
LA	Aluminum	Industrial Metals	All 12 Calendar months	12
HG	Copper	Industrial Metals	All 12 Calendar Months	12
LL	Lead	Industrial Metals	All 12 Calendar Months	7
LN	Nickel	Industrial Metals	All 12 Calendar Months	7
LT	Tin	Industrial Metals	All 12 Calendar Months	7
LX	Zinc	Industrial Metals	All 12 Calendar Months	7
GC	Gold	Precious Metals	Feb, Apr, Jun, Aug, Oct, Dec	12
PL	Platinum	Precious Metals	Jan, Apr, Jul, Oct	5
SI	Silver	Precious Metals	Mar, May, Jul, Sep, Dec	5
CC	Cocoa	Softs	Mar, May, Jul, Sep, Dec	7
KC	Coffee	Softs	Mar, May, Jul, Sep, Dec	7
CT	Cotton	Softs	Mar, May, Jul, Dec	7
SB	Sugar	Softs	Mar, May, Jul, Oct	7

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

Composition of the Commodity Index

The composition of the Commodity Index on any given day, as determined and published by SummerHaven Indexing, is determinative of the benchmark for USCI. However, it is not possible to anticipate all possible circumstances and events that may occur with respect to the Commodity Index and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the Commodity Index that cannot be adequately reflected in this description of the Commodity Index. All questions of interpretation with respect to the application of the provisions of the Commodity Index methodology, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SummerHaven Indexing.

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

If a Futures Exchange ceases trading in all contract expirations relating to a particular Futures Contract, SummerHaven Indexing may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the Commodity Index. To the extent practicable, the replacement is effected during the next monthly review of the composition of the Commodity Index. If that timing is not practicable, SummerHaven Indexing determines the date of the replacement based on a number of factors, including the differences between the existing Futures Contract and the replacement Futures Contract with respect to contractual specifications and contract expirations.

If a contract is eliminated and there is no replacement contract, the underlying commodity will necessarily be dropped from the Commodity Index. The designation of a replacement contract, or the elimination of a commodity from the Commodity Index because of the absence of a replacement contract, could affect the value of the Commodity Index, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the remaining contracts. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the Commodity Index.

Commodity Selection

Fourteen of the 27 eligible Futures Contracts are selected for inclusion in the Commodity Index for the next month, subject to the constraint that each of the six commodity sectors is represented by at least one commodity. The methodology used to select the 14 Futures Contracts is based solely on quantitative data using observable futures prices and is not subject to human bias.

Monthly commodity selection is a two-step process based upon examination of the relevant futures prices for each commodity:

1) The annualized percentage price difference between the closest-to-expiration Futures Contract and the next closest-to-expiration Futures Contract is calculated for each of the 27 eligible Futures Contracts on the Selection Date. The seven commodities with the highest percentage price difference are selected.

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

The following graph shows the sector weights of the commodities selected for inclusion in the Commodity Index as of December 31, 2011.

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

Commodity Index Total Return Calculation

The value of the Commodity Index on any business day is equal to the product of (i) the value of the Commodity Index on the immediately preceding business day multiplied by (ii) one plus the sum of the day’s returns for another version of the Commodity Index known as the SummerHaven Dynamic Commodity Index Excess Return (“SDCI ER”) (explained below) and one business day’s interest from hypothetical Treasuries. The value of the Commodity Index is calculated and published by Bloomberg.

Commodity Index Base Level

The Commodity Index was set to 100 on January 2, 1991.

SDCI ER Calculation

The total return of the SDCI ER reflects the percentage change of the market values of the underlying commodity futures. During the Rebalancing Period, the Commodity Index changes its contract holdings during a four day period. The value of the SDCI ER at the end of a business day “t” is equal to the SDCI ER value on day “t-1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t-1”.

Rebalancing Period

During the Rebalancing Period, existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

2012 Holiday Schedule

The Commodity Index will not be computed on the following weekdays in 2012:

January	1
January	16
February	20
April	6
May	28
July	4
September	3
November	22
December	25

The holiday schedule is subject to change. USCI will also not accept orders for Creation Baskets or Redemption Baskets on these days.

What is the Copper Index?

The Copper Index is a single-commodity index designed to be an investment benchmark for copper as an asset class. The Copper Index is composed of copper futures contracts on the COMEX exchange. The Copper Index attempts to maximize backwardation and minimize contango while utilizing contracts in liquid portions of the futures curve.

The Copper Index is rules-based and is rebalanced monthly based on observable price signals described below in the section “Contract Selection and Weighting.” In this context, the term “rules-based” is meant to indicate that the composition of the Copper Index in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that are included in the Copper Index. Such formulas are not subject to adjustment based on other factors.

The overall return on the Copper Index is generated by two components: (i) uncollateralized returns from the Benchmark Component Copper Futures Contracts comprising the Copper Index, and (ii) a daily fixed income return reflecting the interest earned on hypothetical 3-month Treasuries, calculated using the weekly auction rate for 3-Month Treasuries published by the U.S. Department of the Treasury. SummerHaven Indexing is the owner of the Copper Index.

Table 1 below lists the Futures Exchange on which the Eligible Copper Futures Contracts are listed and quotation details. Table 2 lists the Eligible Copper Futures Contracts, their sector designation and maximum allowable tenor.

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound

TABLE 2

Commodity Name	Commodity Symbol	Allowed Contracts	Max. Tenor
Copper	HG	All 12 calendar months	19

Prior to the end of each month, SummerHaven Indexing determines the composition of the Copper Index and provides such information to the NYSE Arca. Values of the Copper Index are computed by the NYSE Arca and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily Copper Index value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SCITR”. Only settlement and last-sale prices are used in the Copper Index’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Copper Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Copper Index value is based on the settlement prices of the Benchmark Component Copper Futures Contracts, and explains why the underlying Copper Index often closes at or near the high or low for the day.

Composition of the Copper Index

The composition of the Copper Index on any given day, as determined and published by SummerHaven Indexing, is determinative of the benchmark for CPER. Neither the index methodology for the Copper Index nor any set of procedures, however, are capable of anticipating all possible circumstances and events that may occur with respect to the Copper Index and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the Copper Index that cannot be adequately reflected in this description of the Copper Index. All questions of interpretation with respect to the application of the provisions of the index methodology for the Copper Index, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SummerHaven Indexing.

Contract Expirations

Because the Copper Index is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the Copper Index for each commodity during a given year are designated by SummerHaven Indexing, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a futures exchange, such as the COMEX, ceases trading in all contract expirations relating to an Eligible Copper Futures Contract, SummerHaven Indexing may designate a replacement contract. The replacement contract must satisfy the eligibility criteria for inclusion in the Copper Index. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the Copper Index. If that timing is not practicable, SummerHaven Indexing will determine the date of the replacement based on a number of factors, including the differences between the existing Benchmark Component Copper Futures Contract and the replacement contract with respect to contractual specifications and contract expirations.

The designation of a replacement contract could affect the value of the Copper Index, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the replacement contract. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the Copper Index.

Contract Selection and Weighting

Weights for each of the Benchmark Component Copper Futures Contracts are determined for the next month. The methodology used to calculate the Copper Index weighting is based solely on quantitative data using observable futures prices and is not subject to human bias.

The monthly weighting selection is a process based upon examination of the relevant futures prices for copper:

1) On the Selection Date:

a)	the copper futures curve is assessed to be in either backwardation or contango (as discussed below); and

b)

the annualized percentage price difference between the Closest-to-Expiration Eligible Copper Futures Contract and each of the Next Four Eligible Copper Futures Contracts is calculated. For each month, the Closest-to-Expiration Eligible Copper Futures Contract and the Next Four Eligible Copper Futures Contracts are as follows:

Month	January	February	March	April	May	June	July	August	September	October	November	December

Closest-to-Expiration Eligible Futures Contract	February	March	April	May	June	July	August	September	October	November	December	January

Next Four Eligible Futures Contracts	April	May	June	July	August	September	October	November	December	January	February	March

	May	June	July	August	September	October	November	December	January	February	March	April

	June	July	August	September	October	November	December	January	February	March	April	May

	July	August	September	October	November	December	January	February	March	April	May	June

A futures curve in backwardation occurs when the price of the closest-to-expiration contract is greater than or equal to the price of the third closest-to-expiration contract. These contracts will have expirations that are approximately two months apart. A curve not in backwardation is defined as being in contango, which occurs when the price of the closest-to-expiration contract is less than the price of the third closest-to-expiration contract.

2a)  Backwardation: If the copper futures curve is in backwardation on the Selection Date, the Copper Index takes positions in the two Eligible Copper Futures Contracts with the highest annualized percentage price difference, each weighted at 50%.

A hypothetical example is included below, with the two selected Eligible Copper Futures Contracts shaded below (the selected commodities are ranked 1 and 2):

Copper Futures Contract	Expiration Date	Contract Price
Nearest-to-maturity	November-10	374.70

Third nearest-to-maturity	January-11	365.20

Eligible Copper Futures Contracts	Price	Annualized Percentage Price Difference	Ranking
January-11	365.20	10.47%	1

February-11	363.00	10.15%	4

March-11	359.70	10.36%	3

April-11	356.70	10.41%	2

2b)  Contango: If the copper futures curve is in contango, then the Copper Index takes positions in three Eligible Copper Futures Contracts, as follows: first, the Copper Index takes positions in the two Eligible Copper Futures Contracts with the highest annualized percentage price difference, each weighted at 25%; then, the Copper Index also takes a position in the closest-to-expiration December Eligible Future Contract that has expiration more distant than the fourth of the Next Four Eligible Copper Futures Contracts for the applicable month, which position is weighted at 50%.

A hypothetical example is included below, with the next two selected Eligible Copper Futures Contracts shaded below (the selected commodities are ranked 1 – 2):

Copper Futures Contract	Expiration Date	Contract Price
Nearest-to-maturity	November-10	374.00

Third nearest-to-maturity	January-11	375.70

Eligible Copper Futures Contracts	Price	Annualized Percentage Price Difference	Ranking
January-11	375.70	(1.97)%	4

February-11	376.00	(1.78)%	3

March-11	376.30	(1.59)%	2

April-11	376.40	(1.37)%	1

Due to the dynamic monthly weighting calculation, the individual weights will vary-over time, depending on the price observations each month. The Selection Date for the Copper Index is the last business day of the calendar month.

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the Copper Index as of December 2011.

Portfolio Construction

The portfolio rebalancing takes place during the Rebalancing Period. At the end of each of the days in the Rebalancing Period one fourth of the prior month portfolio positions are replaced by the new weights for the Benchmark Component Copper Futures Contracts determined on the Selection Date.

Copper Index Total Return Calculation

The value of the Copper Index on any business day is equal to the product of (i) the value of the Copper Index on the immediately preceding business day multiplied by (ii) one plus the sum of the day’s returns for another version of the Copper Index known as the SummerHaven Dynamic Copper Index Excess Return (“SCI ER”) (explained below) and one business day’s interest from the hypothetical Treasury Bill portfolio. The value of the Copper Index will be calculated and published by the NYSE Arca.

Copper Index Base Level

The Copper Index was set to 100 on January 2, 1991.

SCI ER Calculation

The total return of the SCI ER reflects the percentage change of the market values of the underlying commodity futures. During the Rebalancing Period, the Copper Index changes its contract holdings and weightings during a four day period. The value of the SCI ER at the end of a business day “t” is equal to the SCI ER value on day “t -1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t -1”.

Rebalancing Period

The Copper Index is rebalanced during the first 4 business days of each calendar month, when existing positions are placed by new positions and weightings based on the signals used for contract selection on the last business day of the prior calendar month as outlined above.

2012 Holiday Schedule

The Copper Index will not be computed on the following weekdays in 2012:

January	1
January	16
February	20
April	6
May	28
July	4
September	3
November	22
December	25

The holiday schedule is subject to change. CPER will also not accept Creation Baskets or Redemption Baskets on these days.

What Are Over-the-Counter Derivatives (Including Spreads and Straddles)?

In addition to Futures Contracts and options on Futures Contracts, derivative contracts that are tied to various commodities are entered into outside of public exchanges. These “over-the-counter” contracts are entered into between two parties in private contracts. Unlike most of the exchange-traded futures contracts or exchange-traded options on futures contracts, each party to such a contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract.

To reduce the credit risk that arises in connection with such contracts, each Trust Series may enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by USCF’s Board.

Each Trust Series may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Applicable Benchmark Component Futures Contracts. Each Trust Series would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

Neither USCI nor CPER has employed any hedging methods since all of its investments have been made over an exchange. Therefore, neither USCI nor CPER has been exposed to counterparty risk.

Treasuries, Cash and Cash Equivalents

Each Trust Series seeks to have the aggregate “notional” amount of the Applicable Interests it holds approximate at all times its aggregate NAV. At any given time, however, most of USCI’s and CPER’s holdings are in short-term Treasuries, cash and/or cash equivalents that support such Trust Series’ positions in Applicable Interests. For example, the purchase of an Applicable Benchmark Component Futures Contract with a stated or notional amount of $10 million would not require a Trust Series to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the notional amount, would be required. To secure its obligations under Applicable Benchmark Component Futures Contracts, a Trust Series would deposit the required margin with the futures commission merchant and would separately hold its remaining assets through its Custodian in Treasuries, cash and/or cash equivalents. Such remaining assets may be used to meet future margin payments that a Trust Series is required to make on its Applicable Benchmark Component Futures Contracts. Other Related Investments typically also involve collateral requirements that represent a small fraction of their notional amounts, so most of a Trust Series’ assets dedicated to Other Related Investments will also be held in Treasuries, cash and cash equivalents.

Each of USCI and CPER earns income from the Treasuries and/or cash equivalents that it purchases and on the cash it holds through the Custodian. USCF anticipates that the earned income will increase USCI’s and CPER’s NAV. Each of USCI and CPER applies the earned income to the acquisition of additional investments or uses it to pay its expenses. If USCI or CPER reinvests the earned income, it makes investments that are consistent with its investment objective.

What are the Trading Policies of the Trust Series?

Liquidity

Each Trust Series invests or will invest only in Applicable Benchmark Component Futures Contracts that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and in over-the-counter Applicable Interests that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming a Trust Series’ position.

Spot Commodities

While certain futures contracts can be physically settled, none of the Trust Series intends to take or make physical delivery. However, a Trust Series may from time to time trade in Other Related Investments based on the spot price of the applicable commodities comprising the Applicable Index.

Leverage

USCF endeavors to have the value of a Trust Series’ Treasuries, cash and cash equivalents, whether held by a Trust Series or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Applicable Interests and Other Related Investments. Commodity pools’ trading positions in futures contracts or Other Related Investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. While USCF does not intend to leverage the assets of any Trust Series, it is not prohibited from doing so under the Trust Agreement.

Borrowings

Borrowings are not used by any Trust Series unless it is required to borrow money in the event of physical delivery, if it trades in cash commodities, or for short-term needs created by unexpected redemptions. None of the Trust Series plans to establish credit lines.

Pyramiding

None of the Trust Series has, and will not employ, the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

In its capacity as the Custodian for each Trust Series, BBH&Co. holds or will hold each Trust Series’ Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. is also the registrar and transfer agent for the units. In addition, in its capacity as Administrator for each Trust Series, BBH&Co. performs or will perform certain administrative and accounting services for each Trust Series and prepares or will prepare certain SEC, NFA and CFTC reports on behalf of each Trust Series. USCF pays BBH&Co.’s fees for these services.

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

Each Trust Series also employs or will employ ALPS Distributors, Inc. as the Marketing Agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering.

ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS is or will be the marketing agent for each Trust Series. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

Newedge USA, LLC (“Newedge USA”) is or will be futures commission merchant for each Trust Series. Each Trust Series has entered into an Institutional Futures Client Account Agreement. This Agreement allows Newedge to provide services to each Trust Series in connection with the purchase and sale of Applicable Interests that may be purchased or sold by or through Newedge USA for such Trust Series account. Each of Trust Series pays or will pay the fees of Newedge USA.

Newedge USA is not affiliated with any Trust Series or USCF. Therefore, none of the Trust Series believes that it has any conflicts of interest with Newedge USA or its trading principals arising from its acting as any Trust Series’ futures commission merchant.

Currently, Newedge USA serves as each Trust Series’ clearing broker to execute and clear its futures and equities transactions and provide other brokerage-related services. Newedge USA’s affiliate, Newedge Alternative Strategies, Inc. (“NAST”), may execute foreign exchange or other over the counter transactions with each Trust Series as principal. Newedge USA and NAST are subsidiaries of Newedge Group. Newedge USA is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. Newedge USA is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation. NAST is an eligible swap participant that is not registered or required to be registered with the CFTC or the SEC, and is not a member of any exchange.

Newedge USA and NAST are headquartered at 550 W. Jackson, Suite 500, Chicago, IL 60661 with branch offices in New York, New York; Kansas City, Missouri; Cypress, Texas; Houston Texas, Atlanta, Georgia; and Montreal Canada.

Prior to January 2, 2008, Newedge USA was known as Fimat USA, LLC, while NAST was known as Fimat Alternative Strategies Inc. On September 1, 2008, Newedge USA merged with future commission merchant and broker dealer Newedge Financial Inc. (“NFI”) – formerly known as Calyon Financial Inc. Newedge USA was the surviving entity.

In March 2008, NFI settled, without admitting or denying the allegations, a disciplinary action brought by the NYMEX alleging that NFI violated NYMEX rules related to: numbering and time stamping orders by failing properly to record a floor order ticket; wash trading; failure to adequately supervise employees; and violation of a prior NYMEX cease and desist order, effective as of December 5, 2006, related to numbering and time stamping orders and block trades. NFI paid a $100,000 fine to NYMEX in connection with this settlement.

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

In January 2012, Newedge USA settled, without admitting or denying the allegations, a disciplinary action brought by the CFTC alleging that Newedge USA failed to file accurate and timely reports to the CFTC and failed to report certain large trader information to the CFTC. Newedge USA paid a $700,000 civil penalty to settle this matter. In addition, the CFTC Order required Newedge USA to timely submit accurate position reports and notices, and to implement and maintain procedures to prevent and detect reporting violations of the CEA and CFTC regulations.

Other than the foregoing proceedings, which did not have a material adverse effect upon the financial condition of Newedge USA, there have been no material administrative, civil or criminal actions brought, pending or concluded against Newedge USA, NAST or their principals in the past five years.

Neither Newedge USA, NAST nor any affiliate, officer, director or employee thereof have passed on the merits of this annual report on Form 10-K, or give any guarantee as to the performance or any other aspect of the Trust Series.

Currently, USCF employs SummerHaven as a commodity trading advisor. SummerHaven provides advisory services to USCF with respect to the Commodity Index and the Copper Index and investment decisions for each of USCI and CPER. Its advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Commodity Index and the Copper Index, anticipated changes to the Commodity Index or the Copper Index and the nature of the Commodity Index’s or the Copper Index’s current or anticipated component securities. For these services, USCF pays fees to SummerHaven as set forth in the table below.

SummerHaven’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902. SummerHaven is a commodity trading advisor and commodity pool operator registered with the NFA.

USCF has also entered into a licensing agreement with SummerHaven. Under this licensing agreement, SummerHaven has sub-licensed to each of USCI, CPER, USAG and USMI the use of certain names and marks, including the Commodity Index with respect to USCI, the Copper Index with respect to CPER, the Agriculture Index with respect to USAG and the Metals Index with respect to USMI which SummerHaven licensed from SummerHaven Indexing, the owner of the Commodity Index, the Copper Index, the Agriculture Index and the Metals Index. For this license, USCF pays a fee to SummerHaven as set forth in the table below.

SummerHaven Indexing’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Fees of USCI and CPER

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by Each Trust Series and USCF
United States Commodity Funds LLC, Sponsor	Each of USCI and CPER is obligated to pay USCF a management fee based on its average daily net assets and paid monthly at the annual rate of 0.95%.(1)

BBH&Co., Custodian and Administrator

Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Trust Series and the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of the Trust Series’ and the Related Public Funds’ combined net assets, (b) 0.0465% for the Trust Series’ and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Trust Series’ and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Inc., Marketing Agent	Each of USCI and CPER pays 0.06% on assets up to $3 billion and 0.04% on assets in excess of $3 billion.(2)

Newedge, Futures Commission Merchant and Clearing Broker	Each of USCI and CPER pays approximately $3.50 per buy or sell; charges may vary.(1)

SummerHaven, Commodity Trading Advisor

Advisory Fee:

On behalf of USCI, USCF pays a percentage of the average daily assets of USCI that is equal to the percentage fees paid to USCF by USCI minus 0.14%, with that result multiplied by 0.5, minus 0.06%.(2)

On behalf of CPER, USCF pays a percentage of the average daily assets of CPER that is equal to the percentage fees paid to USCF by CPER minus 0.18%, with that result multiplied by 0.5, minus 0.06%.(2)

Sublicense Fee:

For each of USCI and CPER, USCF paid $15,000 for the calendar year 2011, plus an annual fee of 0.06% of the average daily assets of each of USCI and CPER.(2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,000 annually.(2)

(1)	USCI or CPER, as applicable, pays this compensation.
(2)	USCF pays this compensation.

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV is calculated by taking the current market value of USCI’s or CPER’s total assets and subtracting any liabilities.

Expenses Paid or Accrued by USCI through December 31, 2011 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$3,927,547
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$330,916
Other Amounts Paid or Accrued(3):	$589,233
Total Expenses Paid or Accrued:	$4,847,696
Expenses Waived(4):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(4):	$4,759,392

(3)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(4)

USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect.

Expenses Paid or Accrued by USCI through December 31, 2011 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.76 % annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.07 % annualized
Other Amounts Paid or Accrued(5):	0.11 % annualized
Total Expenses Paid or Accrued:	0.94 % annualized
Expenses Waived(6):	(0.02)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(6):	0.92 % annualized

(5)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(6)

USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect.

Other Fees. USCI also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $400,000 for the fiscal year ended December 31, 2011. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of those Related Public Funds organized as limited partnerships. USCI shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2011 were $607,582 for USCI and the Related Public Funds, and USCI’s portion of such fees and expenses was $31,792.

Expenses Paid or Accrued by CPER through December 31, 2011 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$2,990
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$177
Other Amounts Paid or Accrued(7):	$12,957
Total Expenses Paid or Accrued:	$16,124
Expenses Waived(8):	$(12,453)
Total Expenses Paid or Accrued Including Expenses Waived(8):	$3,671

(7)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(8)

USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by CPER through December 31, 2011 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.95 % annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.08 % annualized
Other Amounts Paid or Accrued(9):	0.14 % annualized
Total Expenses Paid or Accrued:	1.17 % annualized
Expenses Waived(10):	(0.02)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(10):	1.15 % annualized

(9)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(10)

USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

Other Fees.     CPER also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $60,000 for the period ended December 31, 2011. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of those Related Public Funds organized as limited partnerships. CPER shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2011 were $607,582 for CPER and the Related Public Funds, and CPER’s portion of such fees and expenses was $32.

Form of Units

Registered Form. Units are issued in registered form in accordance with the Trust Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring units in certificated form. The Administrator keeps a record of all unitholders and holders of the units in certificated form in the registry (the “Register”). The beneficial interests in such units are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

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

DTC. DTC has advised the Trust Series as follows: It is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Inter-Series Limitation on Liability

Because the Trust was established as a Delaware statutory trust, each Trust Series will be operated so that it will be liable only for obligations attributable to such series and will not be liable for obligations of any other series or affected by losses of any other series. If any creditor or unitholder of any particular series asserts against the series a valid claim with respect to its indebtedness or units, the creditor or unitholder will only be able to obtain recovery from the assets of that series and not from the assets of any other series or the Trust generally. The assets of each Trust Series will include only those funds and other assets that are paid to, held by or distributed to the series on account of and for the benefit of that series, including, without limitation, amounts delivered to the Trust for the purchase of units in a series. This limitation on liability is referred to as the Inter-Series Limitation on Liability. The Inter-Series Limitation on Liability is expressly provided for under the Delaware Statutory Trust Act, which provides that if certain conditions (as set forth in Section 3804(a)) are met, then the debts of any particular series will be enforceable only against the assets of such series and not against the assets of any other series or the Trust generally. In furtherance of the Inter-Series Limitation on Liability, every party providing services to the Trust, any Trust Series or USCF on behalf of the Trust or any Trust Series, will acknowledge and consent in writing to the Inter-Series Limitation on Liability with respect to such party’s claims.

The existence of a Trustee should not be taken as an indication of any additional level of management or supervision over any Trust Series. To the greatest extent permissible under Delaware law, the Trustee acts in an entirely passive role, delegating all authority for the management and operation of each Trust Series and the Trust to USCF. The Trustee does not provide custodial services with respect to the assets of any Trust Series.

Calculating Per Unit NAV

Each Trust Series’ per unit NAV is or will be calculated by:

•	Taking the current market value of its total assets;

•	Subtracting any liabilities; and

•	Dividing that total by the total number of outstanding units.

The Administrator calculates or will calculate the per unit NAV of each Trust Series once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses or will use the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the Futures Contracts traded on the Futures Exchanges, but calculates or determines, or will calculate or determine, the value of all other investments of a Trust Series (including Other Related Investments) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the Administrative Agency Agreement among BBH&Co., the Trust Series and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by a Trust Series in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to each Trust Series for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing per unit NAV of a Trust Series as a base and updating that value throughout the trading day to reflect changes in the most recently reported price level of the Applicable Index as reported by Bloomberg or other reporting service.

The indicative fund value unit basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per unit NAV, because the per unit NAV is calculated only once at the end of each trading day based upon the relevant end of day values of each Trust Series’ investments.

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the Futures Exchanges vary, with some Futures Exchanges ending their trading hours before the close of the core trading session on NYSE Arca (for example, the normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time). When a Trust Series holds Applicable Benchmark Component Futures Contracts from Futures Exchanges with different trading hours than the NYSE Arca, there will be a gap in time at the beginning and/or the end of each day during which such Trust Series’ units are traded on the NYSE Arca, but real-time Futures Exchange trading prices for Applicable Benchmark Component Futures Contracts traded on such Futures Exchanges are not available. As a result, during those gaps there will be no update to the indicative fund value.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of the units of a Trust Series on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of a Trust Series and the indicative fund value. If the market price of units of a Trust Series diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if a Trust Series appears to be trading at a discount compared to the indicative fund value, a market professional could buy units of such Trust Series on the NYSE Arca and sell short Futures Contracts. Such arbitrage trades can tighten the tracking between the market price of such Trust Series and the indicative fund value and thus can be beneficial to all market participants.

In addition, other Futures Contracts, Other Related Investments and Treasuries held by a Trust Series are or will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s per unit NAV and moves up and down solely according to changes in the price of the Applicable Index as reported on Bloomberg or another reporting service.

Creation and Redemption of Units

Each Trust Series creates and redeems, or will create and redeem, units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to a Trust Series or the distribution by a Trust Series of the amount of Treasuries and/or cash represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of units included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of a Trust Series. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any unitholder or Authorized Purchaser. From July 1, 2011 through December 31, 2011 (and continuing at least through May 1, 2012), the applicable transaction fee paid by Authorized Purchasers is $350 to USCI for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. Authorized Purchasers pay CPER $1,000 for each order placed to create or redeem one or more baskets. Authorized Purchasers who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of units. As of December 31, 2011, 6 Authorized Purchasers had entered into agreements with USCF on behalf of each of USCI. During the year ended December 31, 2011, USCI issued 69 Creation Baskets and redeemed 25 Redemption Baskets. As of December 31, 2011, 3 Authorized Purchasers had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2011, CPER issued 1 Creation Basket and redeemed 0 Redemption Baskets.

Certain Authorized Purchasers are expected to be capable of participating directly in the applicable physical commodity and the Applicable Interest markets. Some Authorized Purchasers or their affiliates may from time to time buy or sell applicable commodities or Applicable Interests and may profit in these instances. USCF believes that the size and operation of the applicable commodities market make it unlikely that Authorized Purchasers’ direct activities in the applicable commodities or securities markets will significantly affect the price of applicable commodities, Applicable Interests, or the price of units.

Each Authorized Purchaser is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations. Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, USCF has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Purchaser Agreement for more detail, each of which is incorporated by reference into this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when the NYSE Arca, the New York Stock Exchange, or any of the Futures Exchanges upon which a Applicable Benchmark Component Futures Contract is traded is closed for regular trading. Purchase orders must be placed by 10:30 a.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is referred to as the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasuries, cash or a combination of Treasuries and cash with the Trust, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a creation request.

The manner by which creations are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a purchase order, an Authorized Purchaser agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with a Trust Series for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Purchaser fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be purchased as a result of the Authorized Purchaser’s purchase of units.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of a Trust Series (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the purchase order dates. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and cash, including the remaining maturities of the Treasuries and proportions of Treasuries and cash that may be included in deposits to create baskets. The Marketing Agent will publish an estimate of the Creation Basket Deposit requirements at the beginning of each business day.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to a Trust Series’ account with the Custodian the required amount of Treasuries and/or cash by noon New York time on the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date.

Because orders to purchase baskets must be placed by 10:30 a.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. A Trust Series’ per unit NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right, but shall have no obligation, to reject any purchase order or Creation Basket Deposit if USCF determines that:

•	the purchase order or Creation Basket Deposit is not in proper form;
•	it would not be in the best interest of the unitholders of a Trust Series;
•	due to position limits or otherwise, investment alternatives that will enable a Trust Series to meet its investment objective are not available to such Trust Series at that time;
•	the acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to a Trust Series or its unitholders;
•	the acceptance or receipt of which would, in the opinion of counsel to USCF, be unlawful; or
•

circumstances outside the control of USCF, the Marketing Agent or the Custodian make it, for all practical purposes, not feasible to process creations of Creation Baskets (including if USCF determines that the investments available to a Trust Series at that time will not enable it to meet its investment objective).

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

By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to a Trust Series, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to USCF’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order.

The manner by which redemptions are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a redemption order, an Authorized Purchaser agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to a Trust Series’ account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with a Trust Series for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Purchaser fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be sold as a result of the Authorized Purchaser’s sale of units.

Determination of Redemption Distribution

The redemption distribution from a Trust Series consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and/or cash that is in the same proportion to the total assets of such Trust Series (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and cash, including the remaining maturities of the Treasuries and proportions of Treasuries and cash, that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

Delivery of Redemption Distribution

The redemption distribution due from a Trust Series will be delivered to the Authorized Purchaser on the third business day following the redemption order date if, by 3:00 p.m., New York time on such third business day, such Trust Series’ DTC account has been credited with the baskets to be redeemed. If such Trust Series’ DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if USCF receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to a Trust Series’ DTC account by 3:00 p.m., New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to a Trust Series’ DTC account by 3:00 p.m., New York time on the third business day following the redemption order date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or any of the Futures Exchanges upon which an Applicable Benchmark Component Futures Contract is traded is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the Futures Exchanges is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the unitholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of a Trust Series’ assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating a Trust Series’ positions, e.g., because of a market disruption event in the futures markets or an unanticipated delay in the liquidation of a position in an over the counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form, as described in the Authorized Purchaser Agreement, or the fulfillment of the order in the opinion of its counsel may be illegal under applicable laws and regulations, or if circumstances outside the control of USCF, the Marketing Agent or the Custodian make it for all practical purposes not feasible for the units to be delivered under the Redemption Order. USCF may also reject a redemption order if the number of units being redeemed would reduce the remaining outstanding units to 100,000 units (i.e., one basket) or less, unless USCF has reason to believe that the placer of the redemption order does in fact possess all the outstanding units and can deliver them.

Creation and Redemption Transaction Fee

To compensate each Trust Series for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to each Trust Series per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through December 31, 2011 (and continuing at least through May 1, 2012), the applicable transaction fee paid by Authorized Purchasers is $350 to USCI for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. Authorized Purchasers pay CPER $1,000 for each order placed to create or redeem one or more baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify USCF and each Trust Series if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, each Trust Series creates and redeems, or will create and redeem, units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to a Trust Series or the distribution by a Trust Series of the amount of Treasuries and/or cash equal to the aggregate NAV of the number of units included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of a Trust Series’ units at the time the Authorized Purchaser purchased the Creation Baskets, the per unit NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Applicable Benchmark Component Futures Contract market and the market for Other Related Investments. Baskets are generally redeemed when the price per unit is at a discount to the per unit NAV.

Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Units trade in the secondary market on the NYSE Arca. Units may trade in the secondary market at prices that are lower or higher relative to their per unit NAV. The amount of the discount or premium in the trading price relative to the per unit NAV may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Applicable Benchmark Component Futures Contract market and the market for Other Related Investments. While the units trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Applicable Benchmark Component Futures Contracts and Other Related Investments may be reduced after the close of the Futures Exchanges upon which the Applicable Benchmark Component Futures Contracts are traded. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Who is the Trustee?

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware trust company (the “Trustee”). The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890-0001. The Trustee is unaffiliated with USCF. The Trustee’s duties and liabilities with respect to the offering of units and the management of the Trust and each Trust Series are limited to its express obligations under the Trust Agreement.

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

Under the Trust Agreement, the Trustee has delegated to USCF is vested with the exclusive management and control of all aspects of the business of the Trust and the Trust Series. The Trustee has no duty or liability to supervise or monitor the performance of USCF, nor does the Trustee have any liability for the acts or omissions of USCF.

Because the Trustee has no authority over the operation of the Trust, the Trustee itself is not registered in any capacity with the CFTC.

Investments

USCF applies or will apply substantially all of a Trust Series’ assets in Applicable Benchmark Component Futures Contracts and Other Related Investments, short-term Treasuries, cash and cash equivalents. When a Trust Series purchases Applicable Benchmark Component Futures Contracts and certain Other Related Investments that are exchange-traded, a Trust Series is required to deposit with the futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under the Applicable Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Applicable Interests generally impose similar collateral requirements on a Trust Series. USCF invests or will invest a Trust Series’ assets that remain after margin and collateral is posted in Treasuries, cash and/or cash equivalents. Subject to these margin and collateral requirements, USCF has sole authority to determine the percentage of assets that will be:

•	held as margin or collateral with futures commission merchants or other custodians;
•	used for other investments; and
•	held in bank accounts to pay current obligations and as reserves.

In general, a Trust Series posts or will post between 5% to 30% of the notional amount of an Applicable Interest as initial margin when entering into such Applicable Interest. Ongoing margin and collateral payments will generally be required for both exchange-traded and over-the-counter Applicable Interests based on changes in the value of the Applicable Interests. Furthermore, ongoing collateral requirements with respect to over-the-counter Applicable Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under the Applicable Interest, and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and over-the-counter Applicable Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of a Trust Series’ assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by a Trust Series constitute reserves that are available to meet ongoing margin and collateral requirements. All income is used for a Trust Series’ benefit.

A futures commission merchant, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to a Trust Series to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

Each Trust Series’ assets posted as margin for Futures Contracts will be held in segregated accounts pursuant to CEA and CFTC regulations. Collateral posted in connection with over-the-counter contracts held with a Trust Series’ futures commission merchant will be similarly segregated and if held with other counterparties will be segregated pursuant to contract between such Trust Series and its counterparties.

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g., contracts for future delivery, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (retail, eligible contract participant, or eligible commercial entity), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

The offer and sale of units of USCI and CPER, as well as units of each of the Related Public Funds, is registered under the Securities Act. Each of USCI and CPER and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. The Firm’s participation in the distribution of units are regulated as described above, as well as by the self regulatory association, FINRA.

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

To date, the forward markets have been largely unregulated, forward contracts have been executed bilaterally and, in general, forward contracts have not been cleared or guaranteed by a third party. While recently adopted laws and regulations may require certain forward contracts to be cleared through regulated clearing organizations, absent such clearing organizations, a Trust Series’ trading in forward contracts will be exposed to the creditworthiness of the counterparties on the other side of the trade.

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

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts. An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity. However, unlike options on futures contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the over-the-counter market. Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

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

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder and administered by the CFTC. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading conducted on those exchanges. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a CPO, such as USCF, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of USCF’s registration as a CPO would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Trust Series or the Related Public Funds.

The CEA also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Under certain circumstances, the CEA grants unitholders the right to institute a reparations proceeding before the CFTC against USCF (as a registered commodity pool operator), as well as those of their respective employees who are required to be registered under the CEA. Unitholders may also be able to maintain a private right of action for certain violations of the CEA.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. The NFA is the only self regulatory association for commodities professionals other than the exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operation. USCF is a member of the NFA. As a member of the NFA, USCF is subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. The CFTC is prohibited by statute from regulating trading on foreign commodity exchanges and markets.

The CEA requires all futures commission merchants, such as USCI’s or CPER’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by futures commission merchants and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Act, was signed into law. All of the Dodd-Frank Act’s provisions became effective on July 16, 2011, but the actual implementation of some of the provisions is subject to continuing uncertainty because implementing rules and regulations have not been completely finalized and have been challenged in court. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact the Trust Series are discussed below.

Futures Contracts and Position Limits

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact a Trust Series’ ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect a Trust Series. In particular, new position limits imposed on each Trust Series or its counterparties may impact a Trust Series’ ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of a Trust Series’ investments and doing business, which could adversely impact the ability of a Trust Series to achieve its investment objective.

On October 18, 2011, the CFTC adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held by separate Related Public Funds.

Although the regulations are effective on January 17, 2012, the position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at applicable futures exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the futures exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity.

Non-spot-month position limits will go into effect by CFTC order after the CFTC has received one year of open interest data on physical commodity cleared and uncleared swaps under the swaps large trader reporting rule. The non-spot month limits will be adjusted biennially based on Referenced Contract open interest. Non-spot-month position limits (i.e., limits applied to positions in all contract months combined or in a single contract month) will be set using the 10/2.5 percent formula: 10 percent of the contract’s first 25,000 of open interest and 2.5 percent thereafter. These limits will be reset biennially based on two years of open interest data.

On December 2, 2011, the Securities Industry and Financial Markets Association (“SIFMA”) and the International Swaps and Derivatives Association (“ISDA”) filed a lawsuit challenging the CFTC’s position limits rule. The lawsuit asserts that the position limits rule inadequately fulfills the required cost-benefit analysis. It is not known at this time what effect this lawsuit will have on the implementation of the new position limits rule.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of each Trust Series to achieve its investment objective. However, as of the filing of this annual report on Form 10-K, additional studies are required to be conducted before all requirements of the final rules are implemented, and therefore, it cannot be determined with certainty what impact such regulations will have on the Trust Series.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that each Trust Series is authorized to engage in that may ultimately impact the ability of a Trust Series to meet its investment objective. On April 27, 2011, the CFTC and the SEC proposed joint rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. However, the CFTC and SEC have not implemented final regulations on this issue and it is therefore still uncertain which types of transactions will be ultimately regulated as “swaps.” The proposed rule defining “swap” and “security-based swap” has not been finalized as of the filing of this annual report on Form 10-K.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations”). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. On July 25, 2011, the CFTC adopted final regulations to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on a Trust Series by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

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

On January 11, 2012, the CFTC adopted a rule requiring futures commission merchants and derivative clearing organizations to segregate customer collateral supporting cleared swaps. This rule is scheduled to become effective on November 8, 2012. The Trust Series do not anticipate any impact to their operations in order to meet the requirements of the new rule.

Commodity Margin

Original or initial margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. Maintenance margin is the amount (generally less than the original margin) to which a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond. It helps assure the trader’s performance of the futures contracts that he or she purchases or sells. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from 5%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

Brokerage firms, such as the Trust Series’ clearing brokers, carrying accounts for traders in commodity interest contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy to further protect themselves. The clearing brokers require a Trust Series to make margin deposits equal to exchange minimum levels for all commodity interest contracts. This requirement may be altered from time to time in the clearing brokers’ discretion.

Trading in the over-the-counter markets where no clearing facility is provided generally does not require margin but generally does require the extension of credit between counterparties. This extension of credit is generally secured by the form of transfers of collateral and/or independent amounts. Collateral is transferred between counterparties during the term of an over-the-counter transaction based upon the changing value of the transaction, while independent amounts are fixed amounts posted by one or both counterparties at the start of an over-the-counter transaction.

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

Margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to a Trust Series’ trading, a Trust Series (and not its investors personally) is subject to margin calls.

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

Intellectual Property

USCF owns trademark registrations for USCI UNITED STATES COMMODITY INDEX FUND (No. 4005166) for “fund investment services” in International Class 36 and for USCI UNITED STATES COMMODITY INDEX FUND (and Design) (No. 4005167) for “fund investment services” in International Class 36 in use since August 10, 2010 and granted registration on August 2, 2011. USCI relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCI continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted a patent (U.S. Patent No. 7,739,186) and is pursuing a patent application for systems and methods for an exchange- traded fund (“ETF”) that tracks the price of one or more commodities. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A.	Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the related notes.

Risks Associated With Investing Directly or Indirectly in Indices and Applicable Interests

Historical Performance of each Applicable Index is no guide to the future performance of the units.

Past performance of each Applicable Index is not necessarily indicative of the future performance of such Applicable Index over the life of the units. There can be no guarantee that the level of each Applicable Index will increase. Investors may lose some or all of their investment in the units.

Daily changes in a Trust Series’ per unit NAV may not correlate well with daily changes in the price of its Applicable Index. If this were to occur, investors may not be able to effectively use a Trust Series as a way to hedge against commodity-related losses or as a way to indirectly invest in commodities.

USCF endeavors to invest each Trust Series’ assets as fully as possible in Applicable Interests so that the daily changes in percentage terms in the per unit NAV closely correlate with the daily changes in percentage terms in the Applicable Index. However, daily changes in a Trust Series’ per unit NAV may not correlate with the daily changes in its Applicable Index for several reasons as set forth below:

•

The Trust Series do not intend to invest only in Applicable Benchmark Component Futures Contracts. While its investments in Other Related Investments would generally be for the purpose of tracking the Applicable Index most effectively and efficiently, the performance of these Other Related Investments may not correlate well with the performance of the Applicable Benchmark Component Futures Contracts, resulting in a greater potential for error in tracking price changes in those futures contracts. If the trading market for the Applicable Benchmark Component Futures Contracts is suspended or closed, a Trust Series may not be able to purchase these investments at the last reported price for such investments.

•

Each Trust Series incurs or will incur certain expenses in connection with its operations, and holds or will hold most of its assets in income-producing, short-term Treasuries, cash and/or cash equivalents for margin, collateral and other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. These expenses and income will cause imperfect correlation between changes in a Trust Series’ per unit NAV and changes in the Applicable Index.

•

Each Trust Series buys and sells as many Applicable Interest that it can to get the daily changes in percentage terms of the per unit NAV as close as possible to the daily changes in percentage terms in the average price of the Applicable Index. The remainder of each Trust Series’ assets are invested in Treasuries, cash and/or cash equivalents and are used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in applicable commodity interests. Investments in Treasuries, cash and/or cash equivalents both, directly and indirectly and as margin, provide rates of return that vary from changes in the prices of the Applicable Benchmark Component Futures Contrasts.

•

USCF may not be able to invest a Trust Series’ assets in Applicable Interests having an aggregate notional amount exactly equal to such Trust Series’ per unit NAV. As standardized contracts, the Applicable Benchmark Component Futures Contracts included in each Applicable Index are for a specified amount of a particular commodity, and each Trust Series’ per unit NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. In such case, a Trust Series could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts. For example, assuming USCI receives $4,679,000 for the sale of a Creation Basket and that the price of a natural gas Benchmark Component Futures Contract is $46,800, USCI could only invest in 99 Futures Contracts with an aggregate value of $4,633,200. The foregoing example is based upon the investment of proceeds from the sale of a Creation Basket into the Futures Contracts of a single commodity. The investment of proceeds from the sale of a Creation Basket by USCI may be more complex due to the fact that USCI will use such proceeds to purchase Futures Contracts in multiple commodities. While a Trust Series may be better able to achieve the exact amount of exposure to the commodities market through the use of Other Related Investments such as over-the-counter contracts, there is no assurance that USCF will be able to continually adjust a Trust Series’ exposure to such Other Related Investments to maintain such exact exposure. Furthermore, as noted above, the use of Other Related Investments may itself result in imperfect correlation with the Applicable Index. After fulfilling the margin and collateral requirements with respect to a Trust Series’ Applicable Interests, USCF invests or will invest the remainder of a Trust Series’ proceeds from the sale of baskets in Treasuries or cash equivalents, and/or merely holds or will hold such assets in cash (generally, in interest-bearing accounts). Such investments may be used to satisfy initial margin and additional margin and collateral requirements, if any, and to otherwise support investments in Applicable Interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin and collateral, will provide rates of return that vary from changes in the value of the price of commodities and the price of Applicable Benchmark Component Futures Contracts.

•

As each Trust Series grows, there may be more or less correlation. At certain asset levels a Trust Series may be limited in its ability to purchase Applicable Benchmark Component Futures Contracts due to position limits imposed by the CFTC or position limits or accountability levels imposed by the relevant Futures Exchanges. In these instances, a Trust Series would likely invest to a greater extent in Applicable Interests not subject to these position limits or accountability levels. To the extent that a Trust Series invests in Other Related Investments, the correlation between a Trust Series’ NAV and its Applicable Index may be lower.

If daily changes in a Trust Series’ per unit NAV do not correlate with daily changes in its Applicable Index, then investing in a Trust Series may not be an effective way to hedge against commodity-related losses or indirectly invest in commodities.

Each Applicable Index is not designed to correlate exactly with the spot price of any commodity and this could cause the changes in the price of the units to substantially vary from the changes in the spot prices of the applicable commodities underlying the Applicable Benchmark Component Futures Contracts. Therefore, investors may not be able to effectively use a Trust Series to hedge against commodity-related losses or to indirectly invest in commodities.

Each Applicable Index reflects the price for future delivery of the applicable commodities underlying the Applicable Benchmark Component Futures Contracts, not the current spot prices of such applicable commodities, so at best the correlation between changes in such Applicable Benchmark Component Futures Contracts and the spot price of the underlying applicable commodities will be only approximate. Weak correlation between the Applicable Index and the spot prices of the applicable underlying commodities may result from the typical seasonal fluctuations in commodity prices. Imperfect correlation may also result from speculation in Applicable Interests, technical factors in the trading of Applicable Benchmark Component Futures Contracts, and expected inflation in the economy as a whole. If there is a weak correlation between the Applicable Index and the spot prices of the applicable underlying commodities, then the market price of units may not accurately track the spot price of such commodities and investors may not be able to effectively use a Trust Series as a way to hedge the risk of losses in their commodity-related transactions or as a way to indirectly invest in commodities.

A Trust Series may experience a loss if it is required to sell Treasuries or cash equivalents at a price lower than the price at which they were acquired.

The value of Treasuries and other debt securities generally moves inversely with movements in interest rates. The prices of longer maturity securities are subject to greater market fluctuations as a result of changes in interest rates. If a Trust Series is required to sell Treasuries at a price lower than the price at which they were acquired, a Trust Series will experience a loss. This loss may adversely impact the price of the units, and may decrease the correlation among the price of units, the per unit NAV of units, the Applicable Index and the spot price of the applicable commodities underlying the Applicable Benchmark Component Futures Contracts.

Certain of a Trust Series’ investments could be illiquid which could cause large losses to investors at any time or from time to time.

A Trust Series may not always be able to liquidate its positions in its investments at the desired price. As to futures contracts, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits, may contribute to a lack of liquidity with respect to some exchange-traded Applicable Interests. In addition, over-the-counter contracts may be illiquid because they are contracts between two parties and generally may not be transferred by one party to a third party without the counterparty’s consent. Conversely, a counterparty may give its consent, but a Trust Series still may not be able to transfer an over-the-counter Applicable Interest to a third party, e.g., due to concerns regarding the counterparty’s credit risk.

A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its commodity production or exports, or in another major export, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, none of the Trust Series intends at this time to establish a credit facility, which would provide an additional source of liquidity and instead relies only on the Treasuries, cash and/or cash equivalents that it holds. The anticipated large value of the positions in Applicable Interests that USCF will acquire or enter into for each Trust Series increases the risk of illiquidity. Because Applicable Interests may be illiquid, each Trust Series’ holdings may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

If the nature of the participants in the futures market shifts such that commodity purchasers are the predominant hedgers in the market, a Trust Series might have to reinvest at higher futures prices or choose to invest in Other Related Investments.

The changing nature of the participants in the commodities market will influence whether futures prices are above or below the expected future spot price. Commodity producers will typically seek to hedge against falling commodity prices by selling futures contracts. Therefore, if commodity producers become the predominant hedgers in the futures market, prices of futures contracts will typically be below expected futures spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the commodities who purchase futures contracts to hedge against a rise in prices, prices of futures contracts will likely be higher than expected future spot prices. This can have significant implications for a Trust Series when it is time to sell an Applicable Benchmark Component Futures Contract that is no longer part of the Applicable Index and purchase a new Applicable Benchmark Component Futures Contract that is part of its Applicable Index.

While the Trust Series do not intend to take physical delivery of commodities under their Applicable Interests, the possibility of physical delivery impacts the value of the contracts which would make it more difficult for a Trust Series to trade its Applicable Index and achieve its investment objective.

While it is not the current intention of any Trust Series to take physical delivery of commodities under their Applicable Interests, Applicable Benchmark Component Futures Contracts are traditionally not cash-settled contracts, and it is possible to take delivery under these and some Other Related Investments. Storage costs associated with purchasing commodities could result in costs and other liabilities that could impact the value of Applicable Benchmark Component Futures Contracts or Other Related Investments. Storage costs include the time value of money invested in a physical commodity plus the actual costs of storing the commodity less any benefits from ownership of the commodity that are not obtained by the holder of a futures contract. In general, Applicable Benchmark Component Futures Contracts have a one-month delay for contract delivery and back month contracts (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for commodities while a Trust Series holds its Applicable Interests, the value of the Applicable Interests, and therefore such Trust Series’ NAV, may change as well.

The price relationship between each Applicable Index at any point in time and the Futures Contacts that will become the Applicable Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices.

The design of each Applicable Index is such that every month it is made up of different Applicable Benchmark Component Futures Contracts, and a Trust Series’ investments must be rebalanced on an ongoing basis to reflect the changing composition of the Applicable Index. In the event of a commodity futures market where near month contracts to expire trade at a higher price than next month contracts to expire, a situation referred to as “backwardation,” then absent the impact of the overall movement in commodity prices, the value of the Applicable Index would tend to rise as it approaches expiration. As a result, a Trust Series may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, in the event of a commodity futures market where near month contracts trade at a lower price than next month contracts, a situation referred to as “contango,” then absent the impact of the overall movement in commodity prices, the value of the Applicable Index would tend to decline as it approaches expiration. As a result, a Trust Series’ total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may cause the total return of a Trust Series to vary significantly from the total return of other price references, such as the spot price of the commodities comprising the Applicable Index. In the event of a prolonged period of contango, and absent the impact of rising or falling commodity prices, this could have a significant negative impact on a Trust Series’ NAV and total return.

Regulation of commodity interests is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect the Trust Series.

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

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. Under the Dodd-Frank Act and otherwise, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in each Trust Series or the ability of each Trust Series to continue to implement its investment strategy. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodity markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on each Trust Series is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on the Trust Series, please see “Item 1. Business – Regulation” in this annual report on Form 10-K.

Investing in a Trust Series for purposes of hedging may be subject to several risks, including the possibility of losing the benefit of favorable market movements.

Producers and commercial users of commodities may use a Trust Series as a vehicle to hedge the risk of losses in their commodity-related transactions. There are several risks in connection with using a Trust Series as a hedging device. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement. For instance, in a hedging transaction the hedger may be a user of a commodity concerned that the hedged commodity will increase in price, but must recognize the risk that the price may instead decline. If this happens, he will have lost the benefit of being able to purchase the commodity at the lower price because the hedging transaction will result in a loss that would offset (at least in part) this benefit. Thus, the hedger forgoes the opportunity to profit from favorable price movements.

An investment in a Trust Series may provide little or no diversification benefits. Thus, in a declining market, a Trust Series may have no gains to offset losses from other investments, and an investor may suffer losses on its investment in a Trust Series while incurring losses with respect to other asset classes.

Historically, Applicable Interests have not generally been correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistical relationship between the performance of Applicable Interests, on the one hand, and stocks or bonds, on the other hand. However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, a Trust Series’ performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in the units. In such a case, a Trust Series may have no gains to offset losses from other investments, and investors may suffer losses on their investment in a Trust Series while incurring losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on commodity prices and commodity-linked instruments, including Applicable Benchmark Component Futures Contracts and Other Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject a Trust Series’ investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historic evidence that the spot prices of commodities and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, a Trust Series cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

The Trust Series’ Operating Risks

None of the Trust Series is a registered investment company, so unitholders do not have the protections of the 1940 Act.

None of the Trust Series is an investment company subject to the 1940 Act. Accordingly, investors do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

USCF is leanly staffed and relies heavily on key personnel and its trading advisor, SummerHaven, to manage its activities.

In managing and directing the day-to-day activities and affairs of each Trust Series, USCF relies heavily on Messrs. Howard Mah and John Hyland. If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of a Trust Series. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds. USCF has also filed registration statements to register units of USSF, UNGD, USGO and USABF, each a series of the United States Commodity Funds Trust I. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Mah will spend approximately 90% of his time on Trust Series and Related Public Fund matters. Mr. Hyland will spend approximately 100% of his time on Trust Series and Related Public Fund matters. To the extent that USCF establishes additional funds, even greater demands will be placed on Messrs. Mah and Hyland, as well as the other officers of USCF and its Board.

SummerHaven is leanly staffed and relies heavily on key personnel to manage advisory activities.

SummerHaven is leanly staffed and relies heavily on key personnel to manage advisory activities. In providing trading advisory services to each Trust Series with respect to its Applicable Index, SummerHaven relies heavily on Messrs. Adam Dunsby, Kurt Nelson and Ashraf Rizvi and Dr. K. Geert Rouwenhorst. Messrs. Dunsby, Nelson and Rizvi, and Dr. Rouwenhorst intend to allocate their time to managing the assets of each Trust Series in a manner that they deem appropriate. If such key personnel of SummerHaven were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of SummerHaven.

The liability of SummerHaven is limited, and the value of the units may be adversely affected if USCF and any Trust Series are required to indemnify SummerHaven.

Under the licensing agreement and advisory agreement between SummerHaven and USCF, neither SummerHaven and its affiliates, nor any of their respective officers, directors, shareholders, members, partners, employees and any person who controls SummerHaven is liable to USCF or any Trust Series absent willful misconduct, gross negligence, bad faith, or material breaches of applicable law or the applicable agreement on the part of SummerHaven. In addition, SummerHaven and its members, directors, officers, shareholders, employees, representatives, agents, attorneys, service providers, successors and assigns have the right to be indemnified, defended and held harmless from and against any and all claims, liabilities, obligations, judgments, causes of action, costs and expenses (including reasonable attorneys’ fees) (collectively, “Losses”) in connection with or arising out of the licensing agreement or advisory agreement, unless such Losses result from any willful misconduct, gross negligence or bad faith on the part of SummerHaven, or a material breach by SummerHaven of applicable law or the applicable agreement. Furthermore, SummerHaven will not be liable to USCF or any Trust Series for any indirect, incidental, special or consequential damages, even if SummerHaven or an authorized representative of SummerHaven has been advised of the possibility of such damages.

Accountability levels, position limits, and daily price fluctuation limits set by the Futures Exchanges have the potential to cause a tracking error, which could cause the price of units to substantially vary from the price of the Applicable Index and prevent investors from being able to effectively use a Trust Series as a way to hedge against commodity-related losses or as a way to indirectly invest in commodities.

U.S. designated contract markets such as the NYMEX, COMEX, CME and CBOT have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by a Trust Series is not) may hold, own or control. In addition to accountability levels and position limits, the Futures Exchanges may also set daily price fluctuation limits on the Futures Contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular Futures Contract, no trades may be made at a price beyond that limit.

Additionally, on October 18, 2011, the CFTC adopted new rules, which establish position limits and limit formulas for certain physical commodity futures contracts, including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. The CFTC also adopted aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity. For a more detailed discussion of the position limits to be imposed by the CFTC under the Dodd-Frank Act and the potential impacts thereof on the Trust Series, please see “Item 1. Business – What are Futures Contracts?” and “—Regulation” in this annual report on Form 10-K.

All of these limits may potentially cause a tracking error between the price of the units and the price of an Applicable Index. This may in turn prevent investors from being able to effectively use a Trust Series as a way to hedge against commodity-related losses or as a way to indirectly invest in commodities.

None of the Trust Series has limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Related Investments. If a Trust Series encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on a particular Futures Exchange, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on the other Futures Exchanges that trade listed futures in the relevant commodity. The Futures Contracts available on other Futures Exchanges may be comparable to the Applicable Benchmark Component Futures Contracts, but they may have different underlying commodities, sizes, deliveries, and prices.

The Trust Series, USCF and SummerHaven may have conflicts of interest, which may cause them to favor their own interests to the detriment of unitholders.

The Trust Series, USCF and SummerHaven may have inherent conflicts to the extent USCF and SummerHaven attempt to maintain each Trust Series’ asset size in order to preserve its fee income and this may not always be consistent with such Trust Series’ objective of having the value of its units’ NAV track changes in the value of an Applicable Index.

USCF’s and SummerHaven’s officers, directors and employees do not devote their time exclusively to each Trust Series. For example, USCF’s directors, officers and employees act in such capacity for other entities, including the Related Public Funds, that may compete with each Trust Series for their services. They could have a conflict between their responsibilities to each Trust Series and to the Related Public Funds.

USCF has sole current authority to manage the investments and operations of each Trust Series. It has delegated management of each Trust Series’ investments in its Applicable Interests to its trading advisor, SummerHaven. This authority to manage the investments and operations of each Trust Series may allow either USCF or SummerHaven to act in a way that furthers its own interests in conflict with the best interests of investors. Unitholders have very limited voting rights, which will limit the ability to influence matters such as amending the Trust Agreement, changing a Trust Series’ basic investment objective, dissolving a Trust Series, or selling or distributing a Trust Series’ assets.

Unitholders have only very limited voting rights and have the power to replace USCF only under specific circumstances. Unitholders do not participate in the management of a Trust Series and do not control USCF, so they do not have any influence over basic matters that affect each Trust Series. In addition, each Trust Series could terminate at any time and cause the liquidation and potential loss of an investment and could upset the overall maturity and timing of an investment portfolio.

Unitholders have very limited voting rights with respect to each Trust Series’ affairs. Unitholders may elect a replacement sponsor only if USCF resigns voluntarily or loses its corporate charter. Unitholders are not permitted to participate in the management or control of any Trust Series or the conduct of its business. Unitholders must therefore rely upon the duties and judgment of USCF to manage each Trust Series’ affairs.

Each Trust Series may terminate at any time, regardless of whether such Trust Series has incurred losses, subject to the terms of the Trust Agreement. For example, the dissolution or resignation of USCF would cause any Trust Series to terminate unless, within 90 days of the event, unitholders holding units representing at least 66 2/3% of the outstanding units of all of the Trust Series elect to continue the Trust and appoint a successor sponsor. In addition, USCF may terminate any Trust Series if it determines that such Trust Series’ aggregate net assets in relation to its operating expenses make the continued operation of such Trust Series unreasonable or imprudent. However, no level of losses will require USCF to terminate a Trust Series. A Trust Series’ termination would result in the liquidation of its assets and the distribution of the proceeds thereof, first to creditors and then to the unitholders in accordance with their positive book capital account balances, after giving effect to all contributions, distributions and allocations for all periods, and each Trust Series could incur losses in liquidating its assets in connection with a termination. Termination could also negatively affect the overall maturity and timing of an investment portfolio.

USCF may manage a large amount of assets and this could affect a Trust Series’ ability to trade profitably.

Increases in assets under management may affect trading decisions. In general, USCF does not intend to limit the amount of assets of any Trust Series that it may manage. The more assets USCF manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

The liability of USCF and the Trustee are limited, and the value of the units will be adversely affected if any Trust Series is required to indemnify the Trustee or USCF.

Under the Trust Agreement, the Trustee and USCF are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or USCF or breach by USCF of the Trust Agreement, as the case may be. As a result, USCF may require the assets of any Trust Series to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of such Trust Series and the value of its units.

Although the units of each Trust Series are limited liability investments, certain circumstances such as bankruptcy or indemnification of a Trust Series by a unitholder will increase the unitholder’s liability.

The units of each Trust Series are limited liability investments; unitholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, unitholders could be required, as a matter of bankruptcy law, to return to the estate of a Trust Series any distribution they received at a time when such Trust Series was in fact insolvent or in violation of its Trust Agreement. In addition, a number of states do not have “statutory trust” statutes such as the Delaware statutes under which the Trust has been formed in the State of Delaware. It is possible that a court in such state could hold that, due to the absence of any statutory provision to the contrary in such jurisdiction, the unitholders, although entitled under Delaware law to the same limitation on personal liability as stockholders in a private corporation for profit organized under the laws of the State of Delaware, are not so entitled in such state. Finally, in the event the Trust or any Trust Series is made a party to any claim, dispute, demand or litigation or otherwise incurs any liability or expense as a result of or in connection with any unitholder’s (or assignee’s) obligations or liabilities unrelated to the business of the Trust or such Trust Series, as applicable, such unitholder (or assignees cumulatively) is required under the Trust Agreement to indemnify the Trust or such Trust Series, as applicable, for all such liability and expense incurred, including attorneys’ and accountants’ fees.

Investors cannot be assured of USCF’s continued services, and discontinuance may be detrimental to a Trust Series.

Investors cannot be assured that USCF will be willing or able to continue to service each Trust Series for any length of time. USCF was formed for the purpose of sponsoring each Trust Series and other commodity pools, and has limited financial resources and no significant source of income apart from its management fees from the commodity pools it operates to support its continued service for each Trust Series. If USCF discontinues its activities on behalf of a Trust Series, such Trust Series may be adversely affected. If USCF’s registration with the CFTC or membership in the NFA were revoked or suspended, USCF would no longer be able to provide services to any Trust Series.

Investors cannot be assured of the continuation of the agreement between SummerHaven and USCF for use of an Applicable Index, and discontinuance of an Applicable Index may be detrimental to a Trust Series.

Investors cannot be assured that the agreement between SummerHaven and USCF for use of an Applicable Index will continue for any length of time. Should the agreement between SummerHaven and USCF for use of an Applicable Index be terminated, USCF will be required to find a replacement index, which may have an adverse affect on a Trust Series.

Investors cannot be assured of SummerHaven’s continued services, and discontinuance may be detrimental to a Trust Series.

Investors cannot be assured that SummerHaven will be willing or able to continue to service each Trust Series for any length of time. SummerHaven was formed for the purpose of providing investment advisory services, and provides these services to each Trust Series on a contractual basis pursuant to a licensing agreement and an advisory agreement. If SummerHaven discontinues its activities on behalf of any Trust Series, such Trust Series may be adversely affected. If SummerHaven’s registration with the CFTC or membership in the NFA were revoked or suspended, SummerHaven would no longer be able to provide services to any Trust Series.

As a unitholder, investors will not have the rights enjoyed by investors in certain other types of entities.

As interests in separate series of a Delaware statutory trust, the units do not involve the rights normally associated with the ownership of common stock of a corporation. For example, the units have limited voting and distribution rights (for example, unitholders do not have the right to elect directors and generally will not receive regular distributions of the net income and capital gains earned by a Trust Series). Each Trust Series is also not subject to certain investor protection provisions of the Sarbanes Oxley Act of 2002 and certain NYSE Arca governance rules (for example, audit committee requirements). In addition, the Trust Agreement limits the rights of unitholders to bring derivative actions.

All of the Trust Series are series of the Trust and, as a result, a court could potentially conclude that the assets and liabilities of one Trust Series are not segregated from those of another Trust Series, thereby potentially exposing assets in one Trust Series to the liabilities of another Trust Series.

Each Trust Series is a series of a Delaware statutory trust and not itself a separate legal entity. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations and expenses incurred with respect to any other series thereof shall be enforceable against the assets of such series. USCF is not aware of any court case that has interpreted this Inter-Series Limitation on Liability or provided any guidance as to what is required for compliance. USCF intends to maintain separate and distinct records for each Trust Series and account for each Trust Series separately from any other Trust Series, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in one series to the liabilities of another Trust Series.

USCF and the Trustee are not obligated to prosecute any action, suit or other proceeding in respect of any Trust Series property.

Neither USCF nor the Trustee is obligated to, although each may in its respective discretion, prosecute any action, suit or other proceeding in respect of any Trust Series property. The Trust Agreement does not confer upon unitholders the right to prosecute any such action, suit or other proceeding.

The Trust Series do not expect to make cash distributions.

USCF has not previously made any cash distributions and intends to re-invest any income and realized gains of each Trust Series in additional Applicable Interests rather than distributing cash to unitholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, none of the Trust Series generally expects to distribute cash to unitholders. An investor should not invest in a Trust Series if it will need cash distributions from such Trust Series to pay taxes on its share of income and gains of such Trust Series, if any, or for any other reason. Although each Trust Series does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Applicable Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

There is a risk that a Trust Series will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such a Trust Series may not earn any profit.

Each Trust Series is or will be obligated to pay USCF a management fee based on its average daily net assets, over-the-counter spreads and various other expenses of its ongoing operations (e.g., fees of the Trustee). These fees and expenses must be paid in all events, regardless of whether a Trust Series’ activities are profitable. Accordingly, each Trust Series must realize trading gains sufficient to cover these fees and expenses before it can earn any profit.

If offerings of the units do not raise sufficient funds to make a Trust Series’ future operations viable, a Trust Series may be forced to terminate and investors may lose all or part of their investment.

Prior to the offering of units, all of a Trust Series’ expenses are or will be funded by USCF. These payments by USCF are designed to allow a Trust Series the ability to commence the public offering of its units. If USCF and a Trust Series are unable to raise sufficient funds so that such Trust Series’ expenses are reasonable in relation to its NAV, such Trust Series may be forced to terminate and investors may lose all or part of their investment.

A Trust Series may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The arrangements between SummerHaven, clearing brokers and counterparties on the one hand and a Trust Series on the other generally are terminable by SummerHaven, the clearing brokers or counterparty upon notice to such Trust Series. Upon termination, USCF may be required to renegotiate or make other arrangements for obtaining similar services if a Trust Series intends to continue trading in Futures Contracts or Other Related Investments under the advisement of SummerHaven. The services of SummerHaven or any clearing broker or counterparty may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated arrangements.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the per unit NAV of a Trust Series.

If a substantial number of orders for redemption of Redemption Baskets are received by a Trust Series during a relatively short period of time, a Trust Series may not be able to satisfy the requests from such Trust Series’ assets not committed to trading. As a consequence, it could be necessary to liquidate such Trust Series’ trading positions before the time that its trading strategies would otherwise call for liquidation.

The financial markets are currently in a period of disruption and the Trust Series do not expect these conditions to improve in the near future.

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. In addition, the Administration and Congress have periodically been reaching impasses in passing a fiscal budget which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continues or if a Trust Series is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, a Trust Series would be negatively impacted. In addition, a Trust Series might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010, economic growth in 2011 and early 2012 has been slow and the financial markets are still fragile and could fall into another recession. Another recession could adversely affect the financial condition and results of operations of a Trust Series’ service providers and Authorized Purchasers, which would impact the ability of USCF to achieve such Trust Series’ investment objective.

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

The Trust may, in its discretion, suspend the right to redeem units of any Trust Series or postpone the redemption settlement date: (1) for any period during which an a Futures Exchange is closed other than customary weekend or holiday closing, or trading is suspended or restricted; (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of a Trust Series’ assets is not reasonably practicable; or (3) for such other period as USCF determines to be necessary for the protection of unitholders. In addition, the Trust will reject a redemption order if the order is not in proper form as described in the agreement with the Authorized Purchaser or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming unitholder. For example, the resulting delay may adversely affect the value of the unitholder’s redemption proceeds if the NAV of a Trust Series declines during the period of delay. The Trust Agreement provides that USCF and its designees will not be liable for any loss or damage that may result from any such suspension or postponement.

The failure, bankruptcy or default of a clearing broker or the Custodian could result in substantial losses for a Trust Series and could impair a Trust Series’ ability to execute trades.

Under CFTC regulations, a clearing broker with respect to a Trust Series’ exchange-traded Applicable Interests must maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or even if the customers’ funds are segregated by the clearing broker, but the clearing broker is unable to satisfy a substantial deficit in a customer account, the clearing broker’s other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as a Trust Series, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. However, customers could potentially lose all funds on deposit with the clearing broker even if such funds are properly segregated. A Trust Series also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which Applicable Interests are traded.

In addition, to the extent a Trust Series’ clearing broker is required to post such Trust Series’ assets as margin to a clearinghouse, the margin will be maintained in an omnibus account containing the margin of all the clearing broker’s customers. If a Trust Series’ clearing broker defaults to a clearinghouse because of a default by one of the clearing broker’s other customers or otherwise, then the clearinghouse can look to all of the margin in the omnibus account, including margin posted by such Trust Series’ and any other non-defaulting customers of the clearing broker to satisfy the obligations of the clearing broker.

From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear a Trust Series’ trades.

In addition, the majority of each Trust Series’ assets are or will be held in short-term Treasuries, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of a Trust Series’ assets held by that Custodian, which, at any given time, would likely comprise a substantial portion of such Trust Series’ total assets.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that USCF has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may utilize USCF’s intellectual property or technology (which includes intellectual property or technology that USCF licenses from SummerHaven), including the use of its patents, business methods, trademarks and trading program software, without permission. USCF is in the process of registering its trademarks. None of the Trust Series currently has any proprietary software. However, if it obtains proprietary software in the future, then any unauthorized use of a Trust Series’ proprietary software and other technology could also adversely affect its competitive advantage. A Trust Series may not have adequate resources to implement procedures for monitoring unauthorized uses of its trademarks, proprietary software and other technology. Also, third parties may independently develop trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from a Trust Series, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

The success of each Trust Series depends on the ability of SummerHaven to accurately implement USCF’s trading strategies, and any failure to do so could subject a Trust Series to losses on such transactions.

USCF’s trading strategy for each Trust Series, as developed by SummerHaven, is quantitative in nature and it is possible that USCF or SummerHaven will make errors in its implementation. The execution of the quantitative strategy is subject to human error, such as incorrect inputs into USCF’s or SummerHaven’s computer systems and incorrect information provided to a Trust Series’ clearing brokers. In addition, each Trust Series relies on USCF to properly operate and maintain its computer and communication systems. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that USCF uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to USCF’s and a Trust Series’ reputations, increased operational expenses and diversion of technical resources. Any failure, inaccuracy or delay in implementing any of the formulas or systems, including implementing upgrades and compatibility with the computer systems of third parties, and executing a Trust Series’ transactions could affect its ability to achieve its investment objective. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

The occurrence of a terrorist attack, or the outbreak, continuation or expansion of war or other hostilities could disrupt one or more Trust Series’ trading activity and materially affect such Trust Series’ profitability.

The operations of each Trust Series, the exchange, brokers and counterparties with which each Trust Series does business, and the markets in which each Trust Series does business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. Global anti-terrorism initiatives, political unrest in the Middle East and Southeast Asia, as well as political hostility toward the United States, continue to fuel this concern.

Risk of Leverage and Volatility

If USCF causes or permits a Trust Series to become leveraged, investors could lose all or substantially all of their investment if such Trust Series’ trading positions suddenly turn unprofitable.

Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate face amount in excess of the commodity pool’s assets. While this leverage can increase a pool’s profits, relatively small adverse movements in the price of the pool’s commodity interests can cause significant losses to the pool. While USCF has not and does not currently intend to leverage the assets of any Trust Series, it is not prohibited from doing so under the Trust Agreement. If USCF were to cause or permit a Trust Series to become leveraged, investors could lose all or substantially all of their investment if such Trust Series’ trading positions suddenly turn unprofitable.

Fewer representative commodities may result in greater Applicable Index volatility.

Each Applicable Index is concentrated in terms of the number of commodities represented. Investors should be aware that other commodities indices are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in an Applicable Index and the NAV of a Trust Series which tracks an Applicable Index under specific market conditions and over time.

Lengthy and substantial peak-to-valley declines in the value of an Applicable Index may lead to even greater declines in the NAV of a Trust Series.

Because it is expected that each Trust Series’ performance will relate to the performance of its Applicable Index, each Trust Series will suffer a decline in value during a period that its Applicable Index suffers such a decline, and in turn, the value of the units will decline. It is possible or even likely that redemptions of Redemption Baskets will exceed purchases of Creation Baskets during periods in which a Trust Series’ units are declining in value. While redemptions will not directly cause the value of the units to decline, redemptions will accentuate the reduction in a Trust Series’ NAV that is caused by losses from such Trust Series’ positions, potentially resulting in an increase in such Trust Series’ expenses as a percentage of NAV. Furthermore, redemptions may increase transaction costs by requiring the sale of Applicable Interests and Treasuries to meet redemption requests.

Each Trust Series’ exposure to the applicable commodities markets may subject investors to greater volatility than investments in traditional securities.

Each Trust Series’ exposure to the applicable commodities markets may subject investors to greater volatility than investments in traditional securities. The value of Applicable Interests may be affected by changes in the overall commodity markets or commodity indices, changes in interest rates, or factors affecting a particular industry or commodity, such as drought, floods, weather, livestock disease, embargoes, tariffs and international economic, political and regulatory developments.

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to little regulation.

A portion of each Trust Series’ assets may be used to trade over-the-counter Applicable Interests, such as forward contracts or swap or spot contracts. Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC. The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose a Trust Series in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

Each Trust Series will be subject to credit risk with respect to counterparties to over-the-counter contracts entered into by such Trust Series.

Each Trust Series faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Trust Series, in which case such Trust Series could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Trust Series may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. During any such period, such Trust Series may have difficulty in determining the value of its contracts with the counterparty, which in turn could result in the overstatement or understatement of such Trust Series’ NAV. Such Trust Series may eventually obtain only limited recovery or no recovery in such circumstances.

Each Trust Series may be subject to liquidity risk with respect to its over-the-counter transactions.

Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact a Trust Series’ ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing over-the-counter derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities because the price and terms on which such over-the-counter derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating over-the-counter contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding over-the-counter derivatives transaction.

Risk of Trading in International Markets

Trading in international markets would expose a Trust Series to credit and regulatory risk.

The significant portion of the Applicable Benchmark Component Futures Contracts purchased by a Trust Series are traded on a United States futures exchange. However, a portion of the trades made by a Trust Series may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. The CFTC, NFA and the domestic exchanges have little, if any, regulatory authority over the activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, and have little, if any, power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as a Trust Series, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, a Trust Series has less legal and regulatory protection than it does when it trades domestically.

In some of these non-U.S. markets, the performance on a futures contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes a Trust Series to credit risk. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

A Trust Series’ international trading could expose it to losses resulting from non-U.S. exchanges that are less developed or less reliable than United States exchanges.

Some non-U.S. exchanges may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, a Trust Series may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which USCF bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its units.

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to units. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of a Trust Series’ taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its units may exceed the amount of cash or value of property (if any) distributed.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its units.

Due to the application of the assumptions and conventions applied by a Trust Series in making allocations for tax purposes and other factors, an investor’s allocable share of a Trust Series’ income, gain, deduction or loss may be different than its economic profit or loss from its units for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to units could be reallocated if the Internal Revenue Service does not accept the assumptions and conventions applied by a Trust Series in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to partnerships, which apply to each Trust Series, generally were not written for, and in some respects are difficult to apply to, entities whose interests are publicly traded. The Trust applies certain assumptions and conventions in an attempt to comply with the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that generally corresponds to unitholders’ interests in a Trust Series. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and they could be successfully challenged by the IRS. If so, the Trust could be required to reallocate items of income, gain, deduction, loss or credit for tax purposes in a manner that adversely affects investors, in which case investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

A Trust Series could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the units.

In order to avoid being taxable as corporation, at least 90 percent of each Trust Series’ annual gross income must consist of “qualifying income” as defined in the Code. Although USCF has satisfied and anticipates that it will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. None of the Trust Series has requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that any Trust Series is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to unitholders, such Trust Series’ would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to units, any distributions would be taxable to unitholders as dividend income. Taxation of any Trust Series as a corporation could materially reduce the after-tax return on an investment in units and could substantially reduce the value of the units.

Risks Specific to USCI and CPER

Risks Specific to USCI

The Commodity Index reflects commodities in the energy, precious metals, industrial metals, grains, softs and livestock sectors. A change in price of any of the commodities in these sectors will have a significant effect on the level of the Commodity Index and the value of USCI’s units, which could have a material adverse effect on an investment.

For December 2011, the Commodity Index reflected commodities in six commodity sectors: energy (representing approximately 36% of the Commodity Index), precious metals (representing approximately 14% of the Commodity Index), industrial metals (representing approximately 7% of the Commodity Index), grains (representing approximately 7% of the Commodity Index), softs (representing approximately 14% of the Commodity Index), and livestock (representing approximately 21% of the Commodity Index). In addition to the factors affecting commodities generally that are described above, commodities in each sector are subject to specific risks in light of the nature of the sector.

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

Additionally, because a significant amount of oil is produced by a limited number of countries, many of who are members of the Organization of Petroleum Exporting Countries, or OPEC, actions of OPEC can influence the price of the energy sector and consequently the value of USCI units. In the past, OPEC has decided to limit production, which has created upward price pressure. Subsequent decisions by OPEC to increase production could lead to oversupply and subsequent drops in energy prices. Prices for the commodities in the energy sector have also been significantly affected in recent years by weather and natural disasters, such as hurricanes, affecting production, refining and transportation facilities. For example, the U.S. General Accounting Office has estimated that following Hurricanes Katrina and Rita in Fall 2005, natural gas prices spiked to prices nearly seven times the prices common during the late 1990s.

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

These factors can lead to price volatility for industrial metals commodities that, in turn, may lead to corresponding volatility in the value of USCI’s units. For example, with respect to aluminum, the level of activity in the automotive, packaging and construction industries has significantly influenced demand because of the use of aluminum in these industries. Disruptions in the supply chain, which result in upward price pressure, also have an impact on the industrial metals sector and may have a corresponding impact on the value of the units. For example, the industrial metals included in this sector are often mined in locations that are subject to disruption as a result of political instability, armed conflict, terrorism and labor unrest, among other factors. Production costs, particularly the cost of energy used in production, and costs associated with regulatory compliance, including environmental regulation costs, can also inflate the price of the underlying commodities in the industrial metals sector. These increases may not be sustainable. Any one or all of these sector-specific factors may result in volatility in the industrial metals sector, which could lead to corresponding volatility in the value of the units and/or significant losses to unitholders.

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

Risks Specific to CPER

The price relationship between the Copper Index at any point in time and the Eligible Copper Futures Contacts that will become the Benchmark Component Copper Futures Contracts on the next rebalancing date will vary and may impact both CPER’s total return and the degree to which its total return tracks that of copper price indices.

The design of the Copper Index is such that every month it is made up of different Benchmark Component Copper Futures Contracts, and CPER’s investments must be rebalanced on an ongoing basis to reflect the changing composition of the Copper Index. In the event of a commodity futures market where near month contracts to expire trade at a higher price than next month contracts to expire, a situation referred to as “backwardation,” then absent the impact of the overall movement in commodity prices, the value of the Copper Index would tend to rise as it approaches expiration. As a result CPER may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, in the event of a commodity futures market where near month contracts trade at a lower price than next month contracts, a situation referred to as “contango,” then absent the impact of the overall movement in commodity prices, the value of the Copper Index would tend to decline as it approaches expiration. As a result CPER’s total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may cause the total return of CPER to vary significantly from the total return of other price references, such as the spot price of the commodities comprising the Copper Index. In the event of a prolonged period of contango, and absent the impact of rising or falling copper prices, this could have a significant negative impact on CPER’s per unit NAV and total return.

CPER commenced operations on November 15, 2011, so there is limited performance history to serve as a basis for an investor to evaluate an investment in CPER.

CPER commenced operations on November 15, 2011. Therefore, investors do not have the benefit of reviewing the past performance of CPER as a basis to evaluate an investment in CPER. USCF’s current experience involves managing USCI and the Related Public Funds, most of which seek to track a single commodity benchmark futures contract. USCF’s results with these funds may not be directly applicable to CPER because CPER seeks to track the Copper Index which is comprised of two or three of the Eligible Copper Futures Contracts and is rebalanced monthly.

Changes in the valuation of the Copper Index may adversely affect the value of CPER’s units.

SummerHaven Indexing may modify the method for determining the weighting of the Copper Index and for calculating its value in order to ensure that the Copper Index represents a measure of the performance over time of the market for the investment returns of a portfolio of copper futures contracts. Such changes could adversely affect the value of CPER’s units. For more information about the methodology for determining the compositions and weighting of the Copper Index, see “Item 1. Business - What is the Copper Index?” in this annual report on Form 10-K.

The Copper Index is currently composed exclusively of copper futures contracts traded on regulated futures exchanges. The Copper Index may in the future include contracts traded in the OTC market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. If this were to occur, increased investment by CPER in the OTC market or on alternative trading facilities may become necessary in order for CPER to track the Copper Index. Many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the Copper Index may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of relevant contracts.

Only one commodity may result in greater Copper Index volatility.

The Copper Index is concentrated in terms of the representing just one commodity. Investors should be aware that other commodities indices are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities or a single commodity may result in a greater degree of volatility in the Copper Index and the per unit NAV of CPER which tracks the Copper Index under specific market conditions and over time.

The Copper Index reflects an investment in a collateralized copper futures portfolio. A change in the price of copper will have a significant effect on the level of the Copper Index and the value of CPER’s units, which could have a material adverse effect on an investment.

The Copper Index reflects a commodity in the industrial metal commodity sector and is subject to a number of specific risks. The price of copper is subject to a number of factors that can cause price fluctuations, including: changes in the level of industrial activity using copper (including the availability of man-made substitutes); disruptions in the mining, storage, or refining of copper; adjustments to inventory; variations in production costs, including storage, labor and energy costs; regulatory compliance costs, including environmental regulations; and changes in government and consumer demand.

These factors can lead to price volatility for copper that, in turn, may lead to corresponding volatility in the value of CPER’s units. Disruptions in the supply chain, which result in upward price pressure, also have an impact on copper and may have a corresponding impact on the value of the units. For example, copper is often mined in locations that are subject to disruption as a result of political instability, armed conflict, terrorism and labor unrest, among other factors. Production costs, particularly the cost of energy used in production, and costs associated with regulatory compliance, including environmental regulation costs, can also inflate the price of copper. These increases may not be sustainable. Any one or all of these sector-specific factors may result in volatility in copper, which could lead to corresponding volatility in the value of the units and/or significant losses to unitholders.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Although each of the Trust Series may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, none of the Trust Series is currently a party to any pending material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

USCI’s units have traded on the NYSE Arca under the symbol “USCI” since August 10, 2010. CPER’s units have traded on the NYSE Arca under the symbol “CPER” since November 15, 2011. The following tables set forth the range of reported high and low sales prices of the units as reported on the NYSE Arca for the periods indicated below for each of USCI and CPER.

USCI

	High	Low
Fiscal year 2011
First quarter	$71.98	$63.22
Second quarter	$72.81	$62.89
Third quarter	$67.54	$58.35
Fourth quarter	$62.41	$56.97

	High	Low
Fiscal year 2010
First quarter	$-	$-
Second quarter	$-	$-
Third quarter*	$54.48	$49.21
Fourth quarter	$64.62	$53.67

* USCI began trading on August 10, 2010.

As of December 31, 2011, USCI had approximately 33,783 holders of units.

CPER

	High	Low
Fiscal year 2011
First quarter	$-	$-
Second quarter	$-	$-
Third quarter	$-	$-
Fourth quarter*	$25.87	$23.40

* CPER began trading on November 15, 2011.

As of December 31, 2011, CPER had approximately 66 holders of units.

Dividends

Neither USCI nor CPER has made, and does not currently intend to make, cash distributions to its unitholders.

Issuer Purchases of Equity Securities

Neither USCI nor CPER purchases units directly from its unitholders; however, in connection with the redemption of baskets held by Authorized Purchasers, USCI redeemed 25 baskets (comprising 2,500,000 units) during the year ended December 31, 2011 and CPER redeemed 0 baskets (comprising 0 units) during the period ended December 31, 2011.

Item 6.	Selected Financial Data.

Financial Highlights for USCI (for the year ended December 31, 2011 and the period from August 10, 2010 (commencement of operations) to December 31, 2010)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2011	Period from August 10, 2010 to December 31, 2010
Total assets	$351,492	$103,138
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(64,083)	$10,667
Net income (loss)	$(68,101)	$10,521
Weighted-average units	6,141,384	674,325
Net income (loss) per unit	$(5.90)	$14.37
Net income (loss) per weighted average unit	$(11.09)	$15.60
Cash and cash equivalents at end of year/period	$310,492	$87,443

Financial Highlights for CPER (for the period from November 15, 2011 (commencement of operations) to December 31, 2011)

(Dollar amounts in 000’s except for per unit information)

Period from November 15, 2011 to December 31, 2011
Total assets	$2,462
Net realized and unrealized loss on futures transactions, inclusive of commissions	$(49)
Net loss	$(53)
Weighted-average units	100,019
Net loss per unit	$(0.53)
Net loss per weighted average unit	$(0.53)
Cash and cash equivalents at end of period	$2,114

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

USCI and CPER are each a commodity pool that issues units representing fractional undivided beneficial interests in USCI and CPER, respectively, that may be purchased and sold on the NYSE Arca. USCI and CPER are series of the Trust, a Delaware statutory trust formed on December 21, 2009. The Trust also includes additional series, USMI and USAG, that may be publicly offered in the future. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless specified otherwise, all references will be to USCI and CPER, the only two series of the Trust which publicly offered units as of the reporting period ended December 31, 2011.

United States Commodity Index Fund

USCI invests in Futures Contracts for commodities that are traded on the Futures Exchanges and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Commodity-Related Investments. Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing.

The investment objective of USCI is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the Commodity Index, less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the Commodity Index or the prices of any particular group of Futures Contracts. The Commodity Index is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that may fail to closely track the Commodity Index’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its per unit NAV closely track the daily changes in the price of the Commodity Index. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the Commodity Index. If Futures Contracts relating to a particular commodity remain in the Commodity Index from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on the Selection Date, it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of units in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

United States Copper Index Fund

CPER invests in Futures Contracts for commodities that are traded on the COMEX and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Copper-Related Investments. Market conditions that USCF currently anticipates could cause CPER to invest in Other Copper-Related Investments would be those allowing CPER to obtain greater liquidity or to execute transactions with more favorable pricing.

The investment objective of CPER is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the Copper Index, less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts that comprise the Copper Index or the prices of any particular group of Futures Contracts. The Copper Index is designed to reflect the performance of the investment returns form a portfolio of copper futures contracts. The Copper Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. The Copper Index is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SummerHaven Indexing. The Eligible Copper Futures Contracts that at any given time make up the Copper Index are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in Other Copper-Related Investments.

Regulation of Commodity Interests

The regulation of commodity interests in the United States is subject to ongoing modification by governmental and judicial action. On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Act, was signed into law.

All of the Dodd-Frank Act’s provisions became effective on July 16, 2011. However, some new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been completely finalized and have been challenged in court. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact the Trust Series are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Commodity Markets

Commodity Futures Price Movements

Year Ended December 31, 2011

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited moderate daily swings along with an uneven upward trend during the first five months of 2011, followed by a downward trend from mid-May 2011 to the end of the year ended December 31, 2011. The table below compares the total returns of the Commodity Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	(8.03)%
S&P GSCI Commodity Index Total Return(2)	(1.18)%
Dow Jones-UBS Commodity Index Total Return(2)	(13.32)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(0.73)%

(1)  The inception date for the SummerHaven Dynamic Commodity Index Total Return is December 2009.

(2)  Source: Bloomberg

The value of the Commodity Index as of January 1, 2011 was 1,852.04. As of December 31, 2011, the value of the Commodity Index was 1703.23, down 8.03% over the period.

USCI’s per unit NAV began the year at $64.37 and ended the year at $58.47 on December 31, 2011, a decrease of approximately 9.17% over the year. USCI’s per unit NAV reached its high for the year on April 8, 2011 at $72.80 and reached its low for the year on December 15, 2011 at $57.06. The return of (8.03)% on the Commodity Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Commodity Index” below for information about how expenses and income affect USCI’s NAV.

Copper Markets

Copper Futures Price Movements

From CPER’s Commencement of Operations (November 15, 2011) through December 31, 2011

As measured by the three major copper indexes, copper futures prices exhibited moderate daily swings along with a downward trend from November 15, 2011 (CPER’s commencement of operations) through December 31, 2011. The table below compares the total returns of the Copper Index to two major copper indexes over this time period.

SummerHaven Copper Index Total ReturnTM(1)	(2.35)%
S&P GSCI Copper Total Return(2)	(2.38)%
Dow Jones-UBS Copper Subindex Total Return(2)	(10.39)%

(1)  The inception date for the SummerHaven Copper Index Total Return is November 2010.

(2)  Source: Bloomberg

The value of the Copper Index as of November 15, 2011 was 1192.57. As of December 31, 2011, the value of the Copper Index was 1164.51, down approximately 2.35% over the period.

CPER’s per unit NAV began the period at $25.00 on November 15, 2011 and ended the period at $24.47 on December 31, 2011, a decrease of approximately 2.12% over the period. CPER’s per unit NAV reached its high for the period on December 5, 2011 at $25.74 and reached its low for the period on December 15, 2011 at $23.30. The return of (2.35)% on the Copper Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Copper Index” for information about how expenses and income affect CPER’s NAV.

Valuation of Futures Contracts and the Computation of the NAV

Each Trust Series’ NAV is or will be calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Trust Series’ Administrator uses the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts held on the Futures Exchanges, but calculates or determines the value of all other investments of such Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Results of Operations

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 units on Form S-1 with the SEC. On August 10, 2010, USCI listed its units on the NYSE Arca under the ticker symbol “USCI.” USCI established its initial offering per unit NAV by setting the price at $50.00 and issued 100,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $5,000,000 in cash on August 10, 2010. USCI commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 units be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF agreed not to resell the units comprising such basket except that it may require the initial Authorized Purchaser to repurchase all of these units at a per unit price equal to USCI’s per unit NAV within five days following written notice from USCF, subject to the conditions that: (i) on the date of repurchase, the initial Authorized Purchaser must immediately redeem these units in accordance with the terms of the Authorized Purchaser Agreement and (ii) immediately following such redemption at least 100,000 units of USCI remain outstanding. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the units comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Units of USCI, and on September 19, 2011, USCF purchased five units of USCI in the open market.

Since its initial offering of 50,000,000 units, USCI has not registered any subsequent offerings of its units. As of December 31, 2011, USCI had issued 8,600,000 units, 6,000,000 of which were outstanding. As of December 31, 2011, there were 41,400,000 units registered but not yet issued. More units may have been issued by USCI than are outstanding due to the redemption of units.

In connection with the Second Amended and Restated Trust Agreement dated as of November 10, 2010, USMI, USAG, and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Units of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Units of CPER and purchased 40 units of CPER in the open market. Upon commencement of USMI’s and USAG’s initial offering of units, USCF will receive Sponsor Units in each of USMI and USAG in exchange for the previously received capital contribution.

USMI, USAG and CPER received notice of effectiveness from the SEC for its registration of 20,000,000 USMI units, 20,000,000 USAG units and 30,000,000 CPER units on September 6, 2011. The order to permit listing CPER, USMI and USAG on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its units on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial offering per unit NAV by setting the price at $25.00 and issued 100,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. CPER commenced investment operations on November 15, 2011 by purchasing Futures Contracts traded on the COMEX. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. The Authorized Purchaser has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of CPER remain outstanding in order to satisfy NYSE Arca listing requirements.

As of the filing of this annual report on Form 10-K, USMI and USAG had not commenced operations.

Unlike funds that are registered under the 1940 Act, units that have been redeemed by USCI and CPER cannot be resold. As a result, each of USCI and CPER contemplate that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Year/Period Ended December 31, 2011 Compared to the Period Ended December 31, 2010

Since USCI commenced operations on August 10, 2010, the comparison of USCI’s results of operations for the year ended December 31, 2011 and the period from August 10, 2010 to December 31, 2010 and may not be meaningful. In addition, since CPER commenced operations on November 15, 2011, a comparison of CPER’s results of operations for any periods prior to the period from November 15, 2011 to December 31, 2011 has not been provided.

As of December 31, 2011, USCI’s total unrealized loss on Futures Contracts owned or held on that day was $22,976,692, and USCI established cash deposits and investments in Treasuries that were equal to $374,465,568. USCI held 82.92% of its cash assets in overnight deposits and Treasuries at the Custodian, while 17.08% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2011 was $58.47.

By comparison, as of December 31, 2010, USCI’s total unrealized gain on Futures Contracts owned or held on that day was $7,417,317, and USCI established cash deposits and investments in Treasuries that were equal to $95,669,058. USCI held 91.40% of its cash assets in overnight deposits and Treasuries at the Custodian, while 8.60% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and Treasuries for the year ended December 31, 2011 compared to the period ended December 31, 2010, was the result of USCI’s greater size in the current period as measured by total net assets. The ending per unit NAV on December 31, 2010 was $64.37. The decrease in the per unit NAV for the year ended December 31, 2011, as compared to the period ended December 31, 2010, was primarily due to the decrease in the prices of the Futures Contracts.

As of December 31, 2011, CPER’s total unrealized loss on Futures Contracts owned or held on that day was $62,013, and CPER established cash deposits and investments in Treasuries that were equal to $2,511,610. CPER held 84.17% of its cash assets in overnight deposits and Treasuries at the Custodian, while 15.83% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2011 was $24.47.

Portfolio Expenses. Each of USCI’s and CPER’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs and expenses relating to tax accounting and reporting requirements. The management fee that each of USCI and CPER pays to USCF is calculated as a percentage of the total net assets of USCI and CPER, respectively. Each of USCI and CPER pays USCF a management fee of 0.95% of its average net assets. Each fee is accrued daily and paid monthly.

During the year ended December 31, 2011, the daily average total net assets of USCI were $397,802,693. The management fee incurred by USCI during the period amounted to $3,779,126. By comparison, during the period ended December 31, 2010, the daily average total net assets of USCI were $39,600,480. The management fee paid by USCI during the period amounted to $148,421.

During the period ended December 31, 2011, the daily average total net assets of CPER were $2,444,511. The management fee incurred by CPER during the period amounted to $2,990.

In addition to the management fee, each Trust Series pays or will pay all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for USCI for the year ended December 31, 2011 was $821,686, as compared to $98,463 for the period ended December 31, 2010. The increase in fees and expenses for the year ended December 31, 2011 compared to the period ended December 31, 2010 was primarily due to the fact that USCI was operating for a portion of the period ended December 31, 2010 versus a full year of operations for the year ended December 31, 2011. For the year ended December 31, 2011 and the period ended December 31, 2010, USCI did not incur any fees or other expenses relating to the registration or offering of additional units. For a portion of the year ended December 31, 2011 and during the period ended December 31, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USCI. The total amount of the expense waiver was $36,907 for the year ended December 31, 2011 and $51,397 for the period ended December 31, 2010. For the year ended December 31, 2011 and the period ended December 31, 2010, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $4,600,812 and $246,884, respectively, and after allowance for the expense waiver, totaled $4,563,905 and $195,487, respectively. As of March 31, 2011, the expense waiver was no longer in effect.

The gross total of these fees and expenses for CPER for the period ended December 31, 2011 was $13,134. For the period ended December 31, 2011, CPER did not incur any fees or other expenses relating to the registration or offering of additional units. For the period ended December 31, 2011, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $12,453 for the period ended December 31, 2011. For the period ended December 31, 2011, the expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $16,124, and after allowance for the expense waiver, totaled $3,671.

Each Trust Series is or will be responsible for paying its portion of the directors’ and officers’ liability insurance of such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is or will be responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Related Public Funds organized as limited partnerships. Each Trust Series shares or will share the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $607,582 for USCI, CPER and the Related Public Funds, and USCI’s and CPER’s portion was $31,792 and $32, respectively. By comparison, for the period ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all Related Public Funds, except USCI, USAG, CPER and USMI.

Each Trust Series also incurs or will incur commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the year ended December 31, 2011 and the period ended December 31, 2010, total commissions paid to brokers amounted to $307,284 and $23,632, respectively, for USCI. The increase in USCI’s total commissions paid to brokers for the year ended December 31, 2011 as compared to the period ended December 31, 2010, was primarily due an increase in USCI’s net assets for the year ended December 31, 2011 and the fact that USCI was operating for only a portion of the period ended December 31, 2010 versus a full year of operations for the year ended December 31, 2011. As an annualized percentage of average total net assets, USCI’s figure for the year ended December 31, 2011 represents approximately 0.08% of USCI’s average total net assets. By comparison, USCI’s figure for the period ended December 31, 2010 represented approximately 0.15% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the period ended December 31, 2011, total commissions paid to brokers amounted to $177 for CPER. As an annualized percentage of average total net assets, CPER’s figure for the period ended December 31, 2011 represents approximately 0.06% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are or will be paid by such Trust Series. These costs were approximately $400,000 for the year ended December 31, 2011 for USCI and approximately $60,000 for the period ended December 31, 2011 for CPER. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

Interest Income. Each Trust Series seeks or will seek to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains or will retain an amount that is approximately equal to its total net assets, which each Trust Series invests or will invest in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with each Trust Series’ Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the year ended December 31, 2011, USCI earned $179,139 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.05%. USCI purchased Treasuries during the year ended December 31, 2011 and also held cash and/or cash equivalents during this time period. By comparison, for the period ended December 31, 2010, USCI earned $11,079 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.07%. USCI purchased Treasuries during the period ended December 31, 2010 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash equivalents and Treasuries, were slightly lower during the year ended December 31, 2011 compared to the period ended December 31, 2010. As a result, the amount of income earned by USCI as a percentage of average total net assets was lower during the year ended December 31, 2011 compared to the period ended December 31, 2010.

For the period ended December 31, 2011, CPER earned $92 in interest income on such cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. CPER purchased Treasuries during the period ended December 31, 2011 and also held cash and/or cash equivalents during this time period.

For the Three Months/Period Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Since CPER commenced operations on November 15, 2011, a comparison of CPER’s results of operations for any periods prior to the period from November 15, 2011 to December 31, 2011 has not been provided.

Portfolio Expenses. During the three months ended December 31, 2011, the daily average total net assets of USCI were $413,830,003. The management fee incurred by USCI during the period amounted to $990,925. By comparison, during the three months ended December 31, 2010, the daily average total net assets of USCI were $55,598,988. The management fee paid by USCI during the period amounted to $133,134.

During the period ended December 31, 2011, the daily average total net assets of CPER were $2,444,511. The management fee incurred by CPER during the period amounted to $2,990.

In addition to the management fee, each Trust Series pays or will pay all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for USCI for the three months ended December 31, 2011 was $170,111, as compared to $72,712 for the three months ended December 31, 2010. The increase in expenses was primarily due to an increase in USCI’s net assets for the three months ended December 31, 2011. For the three months ended December 31, 2011 and 2010, USCI did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended December 31, 2011, the expenses of USCI, including management fees, commissions and all other expenses, totaled $1,161,036. For the three months ended December 31, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USCI. As of March 31, 2011, the expense waiver was no longer in effect. The total amount of the expense waiver was $32,364 for the three months ended December 31, 2010. For the three months ended December 31, 2010, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $205,846 and after allowance for the expense waiver, totaled $173,482.

The gross total of these fees and expenses for CPER for the period ended December 31, 2011 was $13,134. For the period ended December 31, 2011, CPER did not incur any fees or other expenses relating to the registration or offering of additional units. For the period ended December 31, 2011, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $12,453. For the period ended December 31, 2011, expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $16,124 and after allowance for the expense waiver, totaled $3,671.

Each Trust Series is or will be responsible for paying its portion of the directors’ and officers’ liability insurance of such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is or will be responsible for the fees and expenses of the independent directors who also serve as audit committee members of the Related Public Funds organized as limited partnerships. Each Trust Series shares or will share the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $607,582 for USCI, CPER and the Related Public Funds.

Each Trust Series also incurs or will incur commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the three months ended December 31, 2011, total commissions paid to brokers amounted to $43,845 for USCI. By comparison, during the three months ended December 31, 2010, total commissions paid to brokers amounted to $19,250 for USCI. The increase in USCI’s in total commissions paid to brokers for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, was primarily due to an increase in USCI’s net assets for the three months ended December 31, 2011. As an annualized percentage of average total net assets, USCI’s figure for the three months ended December 31, 2011 represents approximately 0.04% of USCI’s average total net assets. By comparison, USCI’s figure for the three months ended December 31, 2010 represented approximately 0.14% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the period ended December 31, 2011, total commissions paid to brokers amounted to $177 for CPER. As an annualized percentage of average total net assets, CPER’s figure for the period ended December 31, 2011 represents approximately 0.06% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are or will be paid by such Trust Series. These costs were approximately $400,000 for the year ended December 31, 2011 for USCI and approximately $60,000 for the period ended December 31, 2011 for CPER. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

Interest Income. Each Trust Series seeks or will seek to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains or will retain an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with each Trust Series’ Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended December 31, 2011, USCI earned $26,818 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USCI purchased Treasuries during the three months ended December 31, 2011 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2010, USCI earned $10,619 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.08%. USCI purchased Treasuries during the three months ended December 31, 2010 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended December 31, 2011 compared to the three months ended December 31, 2010. As a result, the amount of income earned by USCI as a percentage of average total net assets was lower during the three months ended December 31, 2011 compared to the three months ended December 31, 2011.

For the period ended December 31, 2011, CPER earned $92 in interest income on such cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. CPER purchased Treasuries during the period ended December 31, 2011 and also held cash and/or cash equivalents during this time period.

Portfolio Holdings for USCI

During the year ended December 31, 2011 and the period from USCI’s commencement of operations (August 10, 2010) through December 31, 2011, USCI’s portfolio held at all times Futures Contracts based on 14 different commodities. Due to changes in the composition of the Commodity Index, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The Commodity Index” below). The table below lists the Benchmark Component Futures Contracts held during the year ended December 31, 2011.

Benchmark Component Futures Contracts for USCI

Commodity	As of 1/1/11	As of 2/1/11	As of 3/1/11	As of 4/1/11	As of 5/1/11	As of 6/1/11	As of 7/1/11	As of 8/1/11	As of 9/1/11	As of 10/1/11	As of 11/1/11	As of 12/1/11
Crude Oil (Brent)	—		—	—	—	—	—	—	—	—	—	—
Crude Oil (WTI)											—	—
Gas Oil	—	—	—	—		—	—	—	—	—	—	—
Heating Oil				—		—	—	—	—		—	—
Natural Gas								—	—
Unleaded Gasoline					—	—	—	—	—	—	—
Feeder Cattle	—	—							—	—	—	—
Lean Hogs			—		—	—	—	—	—	—	—	—
Live Cattle				—	—					—	—	—
Corn	—	—	—	—	—	—	—	—	—	—	—	—
Soybeans	—	—		—		—	—
Soybean Meal
Soybean Oil	—	—		—	—	—	—	—	—
Wheat	—	—	—	—	—	—	—
Aluminum										—	—
Copper	—							—		—		—
Lead	—	—	—	—	—				—	—
Nickel		—	—
Tin	—	—	—	—	—	—	—	—				—
Zinc												—
Gold			—						—	—	—	—
Platinum
Silver	—	—	—	—	—	—	—	—	—	—	—
Cocoa	—	—	—		—
Coffee		—	—	—	—	—	—	—	—	—
Cotton	—	—	—	—	—	—	—	—			—	—
Sugar	—	—	—	—	—	—	—	—	—	—	—	—

— = Component

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2011. Second, while the tables above list the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

Commodity	As of 1/1/11	As of 2/1/11	As of 3/1/11	As of 4/1/11	As of 5/1/11	As of 6/1/11	As of 7/1/11	As of 8/1/11	As of 9/1/11	As of 10/1/11	As of 11/1/11	As of 12/1/11	Spot Price Performance 1 Year
Gas Oil	—	—	—	—		—	—	—	—	—	—	—	21.2%
Feeder Cattle	—	—							—	—	—	—	20.1%
Heating Oil				—		—	—	—	—		—	—	15.4%
Live Cattle				—	—					—	—	—	13.9%
Crude Oil (Brent)	—		—	—	—	—	—	—	—	—	—	—	13.3%
Gold			—						—	—	—	—	10.2%
Unleaded Gasoline					—	—	—	—	—	—	—		9.5%
Crude Oil (WTI)											—	—	8.2%
Lean Hogs			—		—	—	—	—	—	—	—	—	5.7%
Corn	—	—	—	—	—	—	—	—	—	—	—	—	2.8%
Coffee		—	—	—	—	—	—	—	—	—			(5.7)%
Soybean Oil	—	—		—	—	—	—	—	—				(9.8)%
Silver	—	—	—	—	—	—	—	—	—	—	—		(9.8)%
Soybeans	—	—		—		—	—						(14.0)%
Soybean Meal													(16.4)%
Wheat	—	—	—	—	—	—	—						(17.8)%
Aluminum										—	—		(18.8)%
Platinum													(21.1)%
Lead	—	—	—	—	—				—	—			(21.3)%
Copper	—							—		—		—	(22.7)%
Nickel		—	—										(24.2)%
Zinc												—	(25.2)%
Sugar	—	—	—	—	—	—	—	—	—	—	—	—	(27.5)%
Tin	—	—	—	—	—	—	—	—				—	(28.9)%
Cocoa	—	—	—		—								(30.5)%
Natural Gas								—	—				(32.1)%
Cotton	—	—	—	—	—	—	—	—			—	—	(36.6)%

• = Component

Source: Bloomberg

Tracking each of USCI’s and CPER’s Benchmark

USCF seeks to manage each Trust Series’ portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the changes in the price of the Applicable Index, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in a Trust Series’ per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Applicable Index. As an example, if the average daily movement of the price of the Applicable Index for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Applicable Index’s results). Each Trust Series’ portfolio management goals do not include trying to make the nominal price of its per unit NAV equal to the nominal price of the Applicable Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

USCI

For the 30 valuation days ended December 31, 2011, the simple average daily change in the Commodity Index was (0.190)%, while the simple average daily change in the per unit NAV of USCI over the same time period was (0.198)%. The average daily difference was (0.008)% (or (0.8) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was (1.54)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per unit NAV versus the daily movement of the Commodity Index for the 30-valuation day period ended December 31, 2011. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts since inception.

Since the commencement of the offering of USCI’s units to the public on August 10, 2010 to December 31, 2011, the simple average daily change in the Commodity Index was 0.056%, while the simple average daily change in the per unit NAV of USCI over the same time period was 0.052%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was (1.204)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2011, the actual total return of USCI as measured by changes in its per unit NAV was (9.17)%. This is based on an initial per unit NAV of $64.37 on December 31, 2010 and an ending per unit NAV as of December 31, 2011 of $58.47. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily return of the Commodity Index, USCI would have had an estimated per unit NAV of $59.20 as of December 31, 2011, for a total return over the relevant time period of (8.03)%. The difference between the actual per unit NAV total return of USCI of (9.17)% and the expected total return based on the Commodity Index of (8.03)% was an error over the time period of 1.13%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2011, USCI received interest income of $179,139, which is equivalent to a weighted average income rate of 0.05% for such period. In addition, during the year ended December 31, 2011, USCI also collected $57,300 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2011, USCI incurred net expenses of $4,563,905. Income from interest and Authorized Purchaser collections net of expenses was $(4,327,466), which is equivalent to a weighted average net income rate of (1.09)% for the year ended December 31, 2011.

By comparison, for the period ended December 31, 2010, the actual total return of USCI as measured by changes in its per unit NAV was 28.74%. This is based on an initial per unit NAV of $50.00 on August 10, 2010 and an ending per unit NAV as of December 31, 2010 of $64.37. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily return of the Commodity Index, USCI would have had an estimated per unit NAV of $64.49 as of December 31, 2010, for a total return over the relevant time period of 28.98%. The difference between the actual per unit NAV total return of USCI of 28.74% and the expected total return based on the Commodity Index of 28.98% was an error over the time period of (0.24)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI paid, offset in part by the income that USCI collected on its cash and cash equivalent holdings. During the period ended December 31, 2010, USCI received interest income of $11,079, which is equivalent to a weighted average income rate of 0.07% for such period. In addition, during the period ended December 31, 2010, USCI also collected $15,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended December 31, 2010, USCI incurred net expenses of $195,487. Income from interest and Authorized Purchaser collections net of expenses was $(169,408), which is equivalent to a weighted average net income rate of (1.08)% for the period ended December 31, 2010.

CPER

For the 30 valuation days ended December 31, 2011, the simple average daily change in the Copper Index was (0.043)%, while the simple average daily change in the per unit NAV of CPER over the same time period was 0.036%. The average daily difference was (0.091)% (or (9.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was (0.378)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per unit NAV versus the daily movement of the Copper Index for the 30-valuation day period ended December 31, 2011. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the Benchmark Component Copper Futures Contracts since inception.

Since the commencement of the offering of CPER’s units to the public on November 15, 2011 to December 31, 2011, the simple average daily change in the Copper Index was (0.045)%, while the simple average daily change in the per unit NAV of CPER over the same time period was (0.049)%. The average daily difference was (0.004)% (or (4.0) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was (0.39)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of CPER versus the return of the Copper Index can be calculated by comparing the actual return of CPER, measured by changes in its per unit NAV, versus the expected changes in its per unit NAV under the assumption that CPER’s returns had been exactly the same as the daily changes in the price of the Copper Index.

For the period ended December 31, 2011, the actual total return of CPER as measured by changes in its per unit NAV was (2.12)%. This is based on an initial per unit NAV of $25.00 on November 15, 2011 and an ending per unit NAV as of December 31, 2011 of $24.47. During this time period, CPER made no distributions to its unitholders. However, if CPER’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily return of the Copper Index, CPER would have had an estimated per unit NAV of $24.50 as of December 31, 2011, for a total return over the relevant time period of (2.00)%. The difference between the actual per unit NAV total return of CPER of (2.12)% and the expected total return based on the Copper Index of (2.00)% was an error over the time period of (0.12)%, which is to say that CPER’s actual total return underperformed the Copper Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Copper Index total return can be attributed to the net impact of the expenses that CPER pays, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the period ended December 31, 2011, CPER received interest income of $92, which is equivalent to a weighted average income rate of 0.03% for such period. During the period ended December 31, 2011, CPER did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of units. During the period ended December 31, 2011, CPER incurred net expenses of $3,671. Income from interest and Authorized Purchaser collections net of expenses was $(3,579), which is equivalent to a weighted average net income rate of (1.14)% for the period ended December 31, 2011.

There are currently three factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per unit NAV of a Trust Series to either be too high or too low relative to the changes in the price of the Applicable Index. During the year ended December 31, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series earns or will earn interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its unitholders and neither USCI nor CPER made any distributions to unitholders during the year ended December 31, 2011. Interest payments, and any other income, were retained within the portfolio and added to each of USCI’s and CPER’s NAV. At the same time, each of USCI and CPER incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90 Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes or will realize a net yield that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. During the year ended December 31, 2011, USCI earned, on an annualized basis, approximately 0.05% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.95% for management fees, approximately 0.08% in brokerage commission costs related to the purchase and sale of Futures Contracts, and 0.12% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.10)% and affected USCI’s ability to track its benchmark. During the period ended December 31, 2011, CPER earned, on an annualized basis, approximately 0.03% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.95% for management fees, approximately 0.06% in brokerage commission costs related to the purchase and sale of Futures Contracts, and 0.16% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.14)% and affected CPER’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Applicable Index.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2012. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2012. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2012. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2012.

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per unit NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2011, neither USCI nor CPER held any Other Related Investments, but did, at times and for short holding periods, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If USCI or CPER increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI or CPER may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Hypothetical Performance of the Commodity Index and the Copper Index

Commodity Index

The table and chart below show the hypothetical performance of the Commodity Index from December 31, 1997 through December 31, 2011.

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT ANY ACCOUNT WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

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

USCF HAS HAD LITTLE OR NO EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR CUSTOMERS. BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, CUSTOMERS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

Since the Commodity Index was launched on December 18, 2009, there is only actual performance history of the Commodity Index from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the Commodity Index and the weighting of the components of the Commodity Index are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the Commodity Index would have performed during the prior 10 years had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Commodity Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the Commodity Index for the period from December 31, 1997 through December 31, 2011

Year	Ending Level*	Annual Return
1997	225.02	5.59%
1998	185.54	(17.54)%
1999	236.42	27.42%
2000	331.11	40.05%
2001	303.46	(8.35)%
2002	380.07	25.25%
2003	479.25	26.09%
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%

* The “base level” for the Commodity Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Commodity Index on the last trading day of each year and is used to illustrate the cumulative performance of the Commodity Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2011.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2011
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	83%	60%	388%	657%
Average Annual return (total)	6.79%	7.93%	14.52%	17.71%
Annualized volatility	17.56%	24.39%	19.91%	16.23%
Annualized Sharpe Ratio	0.24	0.21	0.59	0.91

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the Commodity Index from December 31, 1997 through December 31, 2011 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Dow Jones-UBS Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the Commodity Index’s calculation methodology with historical prices for the futures contracts comprising the Commodity Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

None of the indices has an investment objective identical to the Commodity Index. As a result, there are inherent limitations in comparing the performance of such indices against the Commodity Index. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USCI is not responsible for any information found on such websites, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2011; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR (12/31/06 – 12/31/11)

SDCI TR
DB LCI OY TR
DJ-UBS TR
S&P GSCI TR
250
200
150
100
50
-
Dec-06
Mar-07
Jun-07
Sep-07
Dec-07
Mar-08
Jun-08
Sep-08
Dec-08
Mar-09
Jun-09
Sep-09
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Copper Index

The table and chart below show the hypothetical performance of the Copper Index from December 31, 1997 through December 31, 2011.

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT ANY ACCOUNT WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

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

USCF HAS HAD LITTLE OR NO EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CUSTOMERS. BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, CUSTOMERS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

Since the Copper Index was launched on November 4, 2010, there is no actual performance history of the Copper Index to present. However, the components of the Copper Index and the weighting of the components of the Copper Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the Copper Index would have performed from December 31, 1997 through December 31, 2011 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Copper Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the Copper Index for the period from December 31, 1997 through December 31, 2011

Year	Ending Level*	Annual Return
1997	156.600
1998	135.446	(13.51)%
1999	172.362	27.26%
2000	174.987	1.52%
2001	139.711	(20.16)%
2002	145.444	4.10%
2003	209.444	44.00%
2004	310.819	48.40%
2005	550.909	77.24%
2006	911.128	65.39%
2007	1059.165	16.25%
2008	497.182	(53.06)%
2009	1153.122	131.93%
2010	1491.949	29.38%
2011	1164.510	(21.95)%

* The “base level” for the Copper Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Copper Index on the last trading day of each year and is used to illustrate the cumulative performance of the Copper Index.

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Copper Index in comparison with the actual total return a major index and spot copper prices (less storage cost) over a 10 year period.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2011
	DJ-UBS Copper TR	Spot Copper less Storage	SCI TR
Total return	408%	104%	644%

Average annual return (total)	20.43%	14.02%	24.06%

Annualized volatility	29.17%	28.53%	28.44%

Annualized Sharpe ratio	0.60	0.40	0.7 4

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the Copper Index from December 31, 1997 through December 31, 2011 in comparison with a traditional commodity index and spot copper prices: the Dow Jones-UBS Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Dow Jones-UBS Copper Subindex Total ReturnSM includes the contract in the Dow Jones-UBS Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the Copper Index’s calculation methodology with historical prices for the futures contracts comprising the Copper Index. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the Copper Index. As a result, there are inherent limitations in comparing such performance against the Copper Index. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Dow Jones-UBS Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2011; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the S&P GSCI Copper TR, DJ-UBS Copper TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (12/31/01 -12/31/11)

SCI TR
DJ-UBS Copper TR
Spot Copper
Spot Copper - Storage Cost
1,200
1,000
800
600
400
200
-
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Copper Index in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Source: SummerHaven Indexing, Bloomberg, LME

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

Each Trust Series currently generates or will generate cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated or will allocate substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests or will invest in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is or will be held in cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the net assets is or will be held in each Trust Series’ account at the Custodian and in Treasuries at the futures commission merchant. Income received from each Trust Series’ money market funds is or will be paid to such Trust Series. During the year ended December 31, 2011 and the period ended December 31, 2010, USCI’s expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets. During the period ended December 31, 2011, CPER’s expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets. During the year ended December 31, 2011 and the period ended December 31, 2010, USCI was forced to use other assets to pay cash expenses, which could cause a drop in its NAV over time. During the period ended December 31, 2011, CPER was forced to use other assets to pay cash expenses, which could cause a drop in its NAV over time. To the extent expenses exceed income, each of USCI’s and CPER’s NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2011, neither USCI nor CPER was forced to purchase or liquidate any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

Prior to the initial offering of each Trust Series, all payments with respect to each Trust Series’ expenses are paid by USCF. USCI and CPER, which as of the filing of this annual report on Form 10-K, are the only series which offer units publicly, do not have an obligation or intention to refund such payments made by USCF. USCF is under no obligation to pay any Trust Series’ future expenses. Since the initial offering of units, each of USCI and CPER has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (iv) other expenses, including tax reporting costs, (v) the fees of the Trustee in connection with its services as Delaware trustee of the Trust, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of the Marketing Agent, the Administrator and the Custodian, the trading advisory and licensing fees of SummerHaven and offering expenses relating to the initial offering of units of each of USCI and CPER. If USCF and each Trust Series are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, one or more of the Trust Series could terminate and investors may lose all or part of their investment.

Market Risk

Trading in Applicable Interests such as Futures Contracts involves each Trust Series entering into contractual commitments to purchase or sell specified amounts of commodities at a specified date in the future. The aggregate market value of the contracts will significantly exceed each Trust Series’ future cash requirements since each Trust Series intends to close out its open positions prior to settlement. As a result, each Trust Series is generally only subject to the risk of loss arising from the change in value of the contracts. Each Trust Series considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with each Trust Series’ commitments to purchase a specific commodity will be limited to the aggregate market value of the contracts held.

Each Trust Series’ exposure to market risk depends on a number of factors, including the markets for commodities, the volatility of interest rates and foreign exchange rates, the liquidity of the Applicable Interest markets and the relationships among the contracts held by each such Trust Series. The limited experience that each Trust Series has had in utilizing its model to trade in Applicable Interests in a manner intended to track the changes in the Applicable Index, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When a Trust Series enters into Futures Contracts and Other Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the Futures Exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange-traded Futures Contracts, the counterparty to an over-the-counter contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in over-the-counter transactions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to a Trust Series in such circumstances.

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts (or will post) margin and/or holds (or will hold) liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Newedge, each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the year ended December 31, 2011, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the period ended December 31, 2011, CPER did not make investments on any foreign exchanges.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2011, each of USCI and CPER held cash deposits and investments in Treasuries in the amount of $374,465,568 and $2,511,610, respectively. These amounts may be subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of December 31, 2011, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of December 31, 2011 or had direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets.” Each of USCI and CPER has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed. From July 1, 2011 through December 31, 2011 (and continuing at least through May 1, 2012), Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Purchasers pay CPER $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Currently, USCI’s, as well as CPER’s, percentage is 0.95% of each respective series’ average net assets. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

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

•	payment for routine services of the Trustee, legal counsel and independent accountants;

•	payment for fees associated with tax accounting and reporting, routine accounting, bookkeeping, whether performed by an outside service provider or by affiliates of USCF;

•	costs and expenses associated with investor relations and services;

•	the payment of any distributions related to redemption of units;

•	payment of all federal, state, local or foreign taxes payable on the income, assets or operations of each Trust Series and the preparation of all tax returns related thereto;

•	fees and expenses of the independent directors of USCF; and

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

Each Trust Series pays or will pay its own brokerage and other transaction costs. Each Trust Series pays or will pay fees to futures commission merchants in connection with its transactions in Futures Contracts. Futures commission merchant fees were 0.08% of average daily net assets for the year ended December 31, 2011 for USCI and 0.06% of average daily net assets for the period ended December 31, 2011 for CPER. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

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

As of December 31, 2011, USCI’s portfolio consisted of 9,734 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 28 Futures Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see USCI’s website at www.unitedstatescommodityindexfund.com and CPER’s website at www.unitedstatescopperindexfund.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI and CPER during the year ended December 31, 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

A Trust Series assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s Board. Furthermore, USCF, on behalf of a Trust Series, only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. A Trust Series will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC Contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

During the year ended December 31, 2011, neither USCI nor CPER employed any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, neither USCI nor CPER was exposed to counterparty risk.

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

Item 8.  Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of each of the Trust’s, USCI’s and CPER’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2011, the internal control over financial reporting for each of the Trust, USCI and CPER is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Sponsor of

United States Commodity Index Funds Trust

We have audited the internal control over financial reporting of the United States Commodity Index Funds Trust (the “Trust”), the United States Commodity Index Fund and the United States Copper Index Fund (collectively, the “Series”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s and the Series’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s and the Series’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust and the Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2011, of the Trust and the Series and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 15, 2012

Report of Independent Registered Public Accounting Firm

To the Sponsor of

United States Commodity Index Funds Trust

We have audited the accompanying statements of financial condition of the United States Commodity Index Funds Trust (the “Trust”), the United States Commodity Index Fund, the United States Copper Index Fund, the United States Metals Index Fund and the United States Agriculture Index Fund (collectively, the “Series”), in total and for the Series as of December 31, 2011 and 2010, including the schedule of investments as of December 31, 2011 and 2010, and the related statements of operations, changes in capital and cash flows for the years/periods ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the United States Commodity Index Funds Trust, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Metals Index Fund and the United States Agriculture Index Fund as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years/periods ended December 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Trust’s and the Series’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Trust’s and the Series’ internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 15, 2012

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2011 and 2010

	United States Commodity Index Fund
	2011	2010
Assets
Cash and cash equivalents (Note 6)	$310,491,998	$87,443,112
Equity in Newedge trading accounts:
Cash and cash equivalents	63,973,570	8,225,946
Unrealized gain (loss) on open commodity futures contracts	(22,976,692)	7,417,317
Receivable from Sponsor (Note 4)	–	51,397
Interest receivable	145	505
Other assets	2,558	–

Total assets	$351,491,579	$103,138,277

Liabilities and Capital
Management fees payable (Note 4)	$327,496	$66,026
Professional fees payable	269,136	74,832
Brokerage commissions payable	26,195	5,085
Directors’ fees payable	19,303	–
Other liabilities	153	–

Total liabilities	642,283	145,943

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	1,000
Unitholders	350,849,296	102,991,334

Total Capital	350,849,296	102,992,334

Total liabilities and capital	$351,491,579	$103,138,277

Units outstanding	6,000,000	1,600,020

Net asset value per unit	$58.47	$64.37

Market value per unit	$58.37	$64.50

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2011 and 2010

	$2,114,061 ,000,000	$2,114,061 ,000,000
	United States Copper Index Fund
	2011	2010
Assets
Cash and cash equivalents (Note 6)	$2,114,061	$1,000
Equity in Newedge trading accounts:
Cash	397,549	–
Unrealized loss on open commodity futures contracts	(62,013)	–
Receivable from Sponsor (Note 4)	12,453	–
Interest receivable	7	–

Total assets	$2,462,057	$1,000

Liabilities and Capital
Management fees payable (Note 4)	$1,986	$–
Professional fees payable	12,925	–
Directors’ fees payable	32	–

Total liabilities	14,943	–

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	1,000
Unitholders	2,447,114	–

Total Capital	2,447,114	1,000

Total liabilities and capital	$2,462,057	$1,000

Units outstanding	100,000

Net asset value per unit	$24.47

Market value per unit	$24.50

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2011 and 2010

	United States Metals Index Fund
	2011	2010
Assets
Cash and cash equivalents (Note 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–

Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2011 and 2010

	00000	00000
	United States Agriculture Index Fund
	2011	2010
Assets
Cash and cash equivalents (Note 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	–	–

Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2011 and 2010

	$312,608,059,000,000	$312,608,059,000,000
	United States Commodity Index Funds Trust
	2011	2010
Assets
Cash and cash equivalents (Note 6)	$312,608,059	$87,446,112	*
Equity in Newedge trading accounts:
Cash and cash equivalents	64,371,119	8,225,946
Unrealized gain (loss) on open commodity futures contracts	(23,038,705)	7,417,317
Receivable from Sponsor (Note 4)	12,453	51,397
Interest receivable	152	505
Other assets	2,558	–

Total assets	$353,955,636	$103,141,277	*

Liabilities and Capital
Management fees payable (Note 4)	$329,482	$66,026
Professional fees payable	282,061	74,832
Brokerage commissions payable	26,195	5,085
Directors’ fees payable	19,335	–
Other liabilities	153	–

Total liabilities	657,226	145,943

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	2,000	4,000	*
Unitholders	353,296,410	102,991,334

Total Capital	353,298,410	102,995,334

Total liabilities and capital	$353,955,636	$103,141,277	*

Units outstanding	6,100,000	1,600,020

* Adjusted to include Sponsor contribution to the Trust in the amount of $3,000.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments*

At December 31, 2011

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT January 2012 contracts, expiring January 2012	285	$(2,214,510)	(0.63)
LME Zinc Futures LX January 2012 contracts, expiring January 2012	620	(2,082,956)	(0.59)
LME Tin Futures LT February 2012 contracts, expiring February 2012	268	(8,794,580)	(2.50)
ICE Brent Crude Oil Futures CO March 2012 contracts, expiring February 2012	232	(1,256,060)	(0.36)
ICE-US Cotton Futures CT March 2012 contracts, expiring March 2012	573	(2,482,305)	(0.71)
LME Aluminum Futures LA March 2012 contracts, expiring March 2012	550	(3,008,994)	(0.86)
ICE-US Sugar #11 Futures SB May 2012 contracts, expiring April 2012	972	(3,930,506)	(1.12)
ICE-UK Gasoil Futures QS June 2012 contracts, expiring June 2012	277	(1,899,650)	(0.54)
LME Copper Futures LP June 2012 contracts, expiring June 2012	150	(5,920,175)	(1.69)
LME Aluminum Futures LA January 2013 contracts, expiring January 2013	480	174,825	0.05

	4,407	(31,414,911)	(8.95)

United States Contracts
CME Live Cattle Futures LC February 2012 contracts, expiring February 2012	511	(268,140)	(0.08)
COMEX Silver Futures SI March 2012 contracts, expiring March 2012	175	51,525	0.01
CME Lean Hogs Futures LH April 2012 contracts, expiring April 2012	709	(1,537,220)	(0.44)
COMEX Gold Futures GC April 2012 contracts, expiring April 2012	158	(84,020)	(0.02)
CME Feeder Cattle Futures FC May 2012 contracts, expiring May 2012	332	(73,562)	(0.02)
NYMEX Crude Oil Futures CL May 2012 contracts, expiring April 2012	248	1,529,000	0.44
NYMEX Heating Oil Futures HO June 2012 contracts, expiring May 2012	209	(2,019,591)	(0.58)
CBOT Corn Futures C December 2012 contracts, expiring December 2012	873	(1,408,438)	(0.40)
NYMEX RBOB Gasoline Futures XB December 2012 contracts, expiring November 2012	239	(107,234)	(0.03)

	3,454	(3,917,680)	(1.12)

Open Futures Contracts - Short**
Foreign Contracts
LME Tin Futures LT January 2012 contracts, expiring January 2012	285	(582,045)	(0.17)
LME Zinc Futures LX January 2012 contracts, expiring January 2012	620	(327,831)	(0.09)
LME Tin Futures LT February 2012 contracts, expiring February 2012	268	7,085,552	2.02
LME Aluminum Futures LA March 2012 contracts, expiring March 2012	550	234,429	0.07
LME Copper Futures LP June 2012 contracts, expiring June 2012	150	5,945,794	1.69

	1,873	12,355,899	3.52

Total Open Futures Contracts	9,734	$(22,976,692)	(6.55)

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments (Continued)*

At December 31, 2011

United States Commodity Index Fund (Continued)

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.02%, 1/12/2012	$20,000,000	$19,999,847	5.70
0.02%, 1/19/2012	50,000,000	49,999,500	14.25
0.03%, 3/29/2012	30,000,000	29,998,167	8.55
0.05%, 5/24/2012	75,000,000	74,986,500	21.37
0.03%, 5/31/2012	20,000,000	19,997,483	5.70
0.03%, 6/07/2012	50,000,000	49,992,868	14.25

Total Cash Equivalents		$244,974,365	69.82

* The United States Metals Index Fund and the United States Agriculture Index Fund were not operational as of December 31, 2011 and therefore have no reportable Schedule of Investments.

** All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Index).

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments*

At December 31, 2010

United States Commodity Index Fund**

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO March 2011 contracts, expiring February 2011	78	$60,860	0.06
ICE-US Cotton Futures CT March 2011 contracts, expiring March 2011	103	736,285	0.71
LME Nickel Futures LN March 2011 contracts, expiring March 2011	6	84,312	0.08
ICE-US Sugar #11 Futures SB May 2011 contracts, expiring April 2011	213	687,467	0.67
LME Nickel Futures LN June 2011 contracts, expiring June 2011	50	429,156	0.42
ICE-US Coffee-C Futures KC July 2011 contracts, expiring July 2011	82	948,281	0.92
LME Tin Futures LT July 2011 contracts, expiring July 2011	55	559,210	0.54
LME Lead Futures LL August 2011 contracts, expiring August 2011	113	46,300	0.05

	700	3,551,871	3.45

United States Contracts
CME Feeder Cattle Futures FC March 2011 contracts, expiring March 2011	119	215,138	0.21
CBOT Soybean Oil Futures BO May 2011 contracts, expiring May 2011	211	915,858	0.89
COMEX Silver Futures SI May 2011 contracts, expiring May 2011	48	1,173,460	1.14
CBOT Corn Futures C September 2011 contracts, expiring September 2011	250	732,138	0.71
CBOT Wheat Futures W September 2011 contracts, expiring September 2011	173	3,088	0.00
COMEX Copper Futures HG September 2011 contracts, expiring September 2011	69	884,637	0.86
CBOT Soybean S Futures BO November 2011 contracts, expiring November 2011	114	144,550	0.14
NYMEX RBOB Gasoline Futures XB November 2011 contracts, expiring October 2011	17	34,150	0.03
NYMEX RBOB Gasoline Futures XB December 2011 contracts, expiring November 2011	57	89,695	0.09

	1,058	4,192,714	4.07

Open Futures Contracts - Short***
Foreign Contracts
LME Nickel Futures LN March 2011 contracts, expiring March 2011	6	(145,926)	(0.14)
LME Nickel Futures LN June 2011 contracts, expiring June 2011	50	(181,342)	(0.18)

	56	(327,268)	(0.32)

Total Open Futures Contracts	1,814	$7,417,317	7.20

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments (Continued)*

At December 31, 2010

United States Commodity Index Fund (Continued)**

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.10%, 2/10/2011	$28,000,000	$27,996,889	27.19
0.11%, 3/17/2011	15,000,000	14,996,562	14.56
0.10%, 4/07/2011	18,000,000	17,995,440	17.47

Total Cash Equivalents		$60,988,891	59.22

* The United States Metals Index Fund and the United States Agriculture Index Fund were not operational as of December 31, 2011 and therefore have no reportable Schedule of Investments.

** The commencement of operations of the United States Commodity Index Fund was August 10, 2010.

*** All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Index).

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2011

United States Copper Index Fund*

	$000,000	$000,000	$000,000
	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2012 contracts, expiring March 2012	7	$(12,425)	(0.51)
COMEX Copper Futures HG May 2012 contracts, expiring May 2012	7	(25,088)	(1.02)
COMEX Copper Futures HG December 2012 contracts, expiring December 2012	14	(24,500)	(1.00)

Total Open Futures Contracts	28	$(62,013)	(2.53)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 5/24/2012	$50,000	$49,991	2.04
0.03%, 6/07/2012	100,000	99,986	4.09

Total Cash Equivalents		$149,977	6.13

* The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the year ended December 31, 2011 and the period from August 10, 2010 (commencement of operations) to December 31, 2010

	$000,000	$000,000
	United States Commodity Index Fund
	Year ended December 31, 2011	Period from August 10, 2010 to December 31, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(33,381,967)	$3,273,577
Change in unrealized gain (loss) on open positions	(30,394,009)	7,417,317
Realized gain on short-term investments	2,047	–
Change in unrealized loss on short-term investments	(17)	–
Interest income	179,139	11,079
Other income	57,300	15,000

Total income (loss)	(63,537,507)	10,716,973

Expenses
Management fees (Note 4)	3,779,126	148,421
Professional fees	481,660	74,831
Brokerage commissions	307,284	23,632
Directors’ fees	19,303	–
Other expenses	13,439	–

Total expenses	4,600,812	246,884

Expense waiver (Note 4)	(36,907)	(51,397)

Net expenses	4,563,905	195,487

Net income (loss)	$(68,101,412)	$10,521,486

Net income (loss) per unit	$(5.90)	$14.37

Net income (loss) per weighted average unit	$(11.09)	$15.60

Weighted average units outstanding	6,141,384	674,325

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the year ended December 31, 2011 and the period from November 10, 2010 (inception) to December 31, 2010

	$000,000	$000,000
	United States Copper Index Fund
	Year ended December 31, 2011*	Period from November 10, 2010 to December 31, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$12,725	$–
Change in unrealized loss on open positions	(62,013)	–
Interest income	92	–

Total loss	(49,196)	–

Expenses
Management fees (Note 4)	2,990	–
Professional fees	12,925	–
Brokerage commissions	177	–
Directors’ fees	32	–

Total expenses	16,124	–

Expense waiver (Note 4)	(12,453)	–

Net expenses	3,671	–

Net loss	$(52,867)	$–

Net loss per unit	$(0.53)

Net loss per weighted average unit	$(0.53)

Weighted average units outstanding	100,019

* The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the year ended December 31, 2011 and the period from November 10, 2010 (inception) to December 31, 2010

	November 10, 2010 to 00	November 10, 2010 to 00
United States Metals Index Fund*
	Year ended December 31, 2011	Period from November 10, 2010 to December 31, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$–	$–
Change in unrealized gain (loss) on open positions	–	–
Interest income	–	–

Total income (loss)	–	–

Expenses
Management fees (Note 4)	–	–
Professional fees	–	–
Brokerage commissions	–	–
Directors’ fees	–	–

Total expenses	–	–

Expense waiver (Note 4)	–	–

Net expenses	–	–

Net income (loss)	$–	$–

* The United States Metals Index Fund had not commenced operations as of December 31, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the year ended December 31, 2011 and the period from November 10, 2010 (inception) to December 31, 2010

	November 10, 2010 to	November 10, 2010 to
United States Agriculture Index Fund*
	Year ended December 31, 2011	Period from November 10, 2010 to December 31, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$–	$–
Change in unrealized gain (loss) on open positions	–	–
Interest income	–	–

Total income (loss)	–	–

Expenses
Management fees (Note 4)	–	–
Professional fees	–	–
Brokerage commissions	–	–
Directors’ fees	–	–

Total expenses	–	–

Expense waiver (Note 4)	–	–

Net expenses	–	–

Net income (loss)	$–	$–

* The United States Agriculture Index Fund had not commenced operations as of December 31, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2011 and 2010 and the period from December 21, 2009 (inception) to December 31, 2009

	December 21, 2009,000	December 21, 2009,000	December 21, 2009,000
	United States Commodity Index Funds Trust
	Year ended December 31, 2011	Year ended December 31, 2010	Period from December 21, 2009 to December 31, 2009
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(33,369,242)	$3,273,577	$–
Change in unrealized gain (loss) on open positions	(30,456,022)	7,417,317	–
Realized gain on short-term investments	2,047	–	–
Change in unrealized loss on short-term investments	(17)	–	–
Interest income	179,231	11,079	–
Other income	57,300	15,000	–

Total income (loss)	(63,586,703)	10,716,973	–

Expenses
Management fees (Note 4)	3,782,116	148,421	–
Professional fees	494,585	74,831	–
Brokerage commissions	307,461	23,632	–
Directors’ fees	19,335	–	–
Other expenses	13,439	–	–

Total expenses	4,616,936	246,884	–

Expense waiver (Note 4)	(49,360)	(51,397)	–

Net expenses	4,567,576	195,487	–

Net income (loss)	$(68,154,279)	$10,521,486	$–

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the year ended December 31, 2011 and the period from April 1, 2010 (inception) to December 31, 2010

	$350,849,296,000	$350,849,296,000	$350,849,296,000
	United States Commodity Index Fund
	Sponsor	Unitholders	Total

Balances, at Inception (April 1, 2010)	$–	$–	$–
Transfer of interest (Note 3)	1,000	–	1,000
Additions	–	97,618,317	97,618,317
Redemptions	–	(5,148,469)	(5,148,469)
Net income	–	10,521,486	10,521,486

Balances, at December 31, 2010	1,000	102,991,334	102,992,334
Additions	–	469,681,512	469,681,512
Redemptions	(1,000)	(153,722,138)	(153,723,138)
Net loss	–	(68,101,412)	(68,101,412)

Balances, at December 31, 2011	$–	$350,849,296	$350,849,296

Statements of Changes in Units Outstanding

For the year ended December 31, 2011 and the period from April 1, 2010 (inception) to December 31, 2010

	$350,849,296,000	$350,849,296,000	$350,849,296,000
	United States Commodity Index Fund
	Sponsor	Unitholders	Total

Units Outstanding, at Inception (April 1, 2010)	–	–	–
Additions	20	1,700,000	1,700,020
Redemptions	–	(100,000)	(100,000)

Units Outstanding, at December 31, 2010	20	1,600,000	1,600,020
Additions	–	6,900,000	6,900,000
Redemptions	(20)	(2,500,000)	(2,500,020)

Units Outstanding, at December 31, 2011	–	6,000,000	6,000,000

Net Asset Value Per Unit:
At August 10, 2010*			$50.00

At December 31, 2010			$64.37

At December 31, 2011			$58.47

* Commencement of operations of the United States Commodity Index Fund.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the year ended December 31, 2011 and the period from November 10, 2010 (inception) to December 31, 2010

	United States Copper Index Fund
	Sponsor	Unitholders	Total

Balances, at Inception (November 10, 2010)	$–	$–	$–
Transfer of interest (Note 3)	1,000	–	1,000

Balances, at December 31, 2010*	1,000	–	1,000
Additions	–	2,500,000	2,500,000
Redemptions	(1,019)	–	(1,019)
Net income (loss)	19	(52,886)	(52,867)

Balances, at December 31, 2011	$–	$2,447,114	$2,447,114

* The commencement of operations of the United States Copper Index Fund was November 15, 2011.

Statements of Changes in Units Outstanding

For the year ended December 31, 2011

	United States Copper Index Fund
	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2010	–	–	–
Additions	40	100,000	100,040
Redemptions	(40)	–	(40)

Units Outstanding, at December 31, 2011	–	100,000	100,000

Net Asset Value Per Unit:
At November 15, 2011*			$25.00

At December 31, 2011			$24.47

* Commencement of operations of the United States Copper Index Fund.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the year ended December 31, 2011 and the period from November 10, 2010 (inception) to December 31, 2010

	United States Metals Index Fund*
	Sponsor	Unitholders	Total

Balances, at Inception (November 10, 2010)	$–	$–	$–
Transfer of interest (Note 3)	1,000	–	1,000

Balances, at December 31, 2010	1,000	–	1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2011	$1,000	$–	$1,000

* The United States Metals Index Fund had not commenced operations as of December 31, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the year ended December 31, 2011 and the period from November 10, 2010 (inception) to December 31, 2010

	Unitholders,000,000	Unitholders,000,000	Unitholders,000,000
	United States Agriculture Index Fund*
	Sponsor	Unitholders	Total

Balances, at Inception (November 10, 2010)	$–	$–	$–
Transfer of interest (Note 3)	1,000	–	1,000

Balances, at December 31, 2010	1,000	–	1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2011	$1,000	$–	$1,000

* The United States Agriculture Index Fund had not commenced operations as of December 31, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2011 and 2010 and the period from December 21, 2009 (inception) to December 31, 2009

	$350,849,296,000	$350,849,296,000	$350,849,296,000
	United States Commodity Index Funds Trust
	Sponsor	Unitholders	Total

Balances, at Inception (December 21, 2009)	$–	$–	$–
Initial Contribution of Capital	4,000	–	4,000

Balances, at December 31, 2009	4,000	–	4,000
Additions	–	97,618,317	97,618,317
Redemptions	–	(5,148,469)	(5,148,469)
Net income	–	10,521,486	10,521,486

Balances, at December 31, 2010	4,000	102,991,334	102,995,334
Additions	–	472,181,512	472,181,512
Redemptions	(2,019)	(153,722,138)	(153,724,157)
Net income (loss)	19	(68,154,298)	(68,154,279)

Balances, at December 31, 2011	$2,000	$353,296,410	$353,298,410

Statements of Changes in Units Outstanding

For the years ended December 31, 2011 and 2010 and the period from December 21, 2009 (inception) to December 31, 2009

	$350,849,296,000	$350,849,296,000	$350,849,296,000
	United States Commodity Index Funds Trust
	Sponsor	Unitholders	Total

Units Outstanding, at Inception (December 21, 2009)	–	–	–
Additions	20	1,700,000	1,700,020
Redemptions	–	(100,000)	(100,000)

Units Outstanding, at December 31, 2010	20	1,600,000	1,600,020
Additions	40	7,000,000	7,000,040
Redemptions	(60)	(2,500,000)	(2,500,060)

Units Outstanding, at December 31, 2011	–	6,100,000	6,100,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the year ended December 31, 2011 and the period from August 10, 2010 (commencement of operations) to

December 31, 2010

	$000,000	$000,000
	United States Commodity Index Fund
	Year ended December 31, 2011	Period from August 10, 2010 to December 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$(68,101,412)	$10,521,486
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in commodity futures trading account – cash and cash equivalents	(55,747,624)	(8,225,946)
Unrealized (gain) loss on futures contracts	30,394,009	(7,417,317)
(Increase) decrease in receivable from Sponsor	51,397	(51,397)
(Increase) decrease in interest receivable	360	(505)
Increase in other assets	(2,558)	–
Increase in management fees payable	261,470	66,026
Increase in professional fees payable	194,304	74,832
Increase in brokerage commissions payable	21,110	5,085
Increase in directors’ fees payable	19,303	–
Increase in other liabilities	153	–

Net cash used in operating activities	(92,909,488)	(5,027,736)

Cash Flows from Financing Activities:
Addition of units	469,681,512	97,619,317
Redemption of units	(153,723,138)	(5,148,469)

Net cash provided by financing activities	315,958,374	92,470,848

Net Increase in Cash and Cash Equivalents	223,048,886	87,443,112

Cash and Cash Equivalents, beginning of year/period	87,443,112	–

Cash and Cash Equivalents, end of year/period	$310,491,998	$87,443,112

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the year ended December 31, 2011 and the period from November 10, 2010 (inception) to December 31, 2010

	United States Copper Index Fund
	Year ended December 31, 2011*	Period from November 10, 2010 to December 31, 2010
Cash Flows from Operating Activities:
Net loss	$(52,867)	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account – cash	(397,549)	–
Unrealized loss on futures contracts	62,013	–
Increase in receivable from Sponsor	(12,453)	–
Increase in interest receivable	(7)	–
Increase in management fees payable	1,986	–
Increase in professional fees payable	12,925	–
Increase in directors’ fees payable	32	–

Net cash used in operating activities	(385,920)	–

Cash Flows from Financing Activities:
Addition of units	2,500,000	1,000
Redemption of units	(1,019)	–

Net cash provided by financing activities	2,498,981	1,000

Net Increase in Cash and Cash Equivalents	2,113,061	1,000

Cash and Cash Equivalents, beginning of year/period	1,000	–

Cash and Cash Equivalents, end of year/period	$2,114,061	$1,000

* The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the year ended December 31, 2011 and the period from November 10, 2010 (inception) to December 31, 2010

United States Metals Index Fund*
	Year ended December 31, 2011	Period from November 10, 2010 to December 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash	–	–
Unrealized (gain) loss on futures contracts	–	–
(Increase) decrease in receivable from Sponsor	–	–
(Increase) decrease in interest receivable	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in directors’ fees payable	–	–

Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	1,000
Redemption of units	–	–

Net cash provided by financing activities	–	1,000

Net Increase in Cash and Cash Equivalents	–	1,000

Cash and Cash Equivalents, beginning of year/period	1,000	–

Cash and Cash Equivalents, end of year/period	$1,000	$1,000

* The United States Metals Index Fund had not commenced operations as of December 31, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the year ended December 31, 2011 and the period from November 10, 2010 (inception) to December 31, 2010

United States Agriculture Index Fund*
	Year ended December 31, 2011	Period from November 10, 2010 to December 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$–	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash	–	–
Unrealized (gain) loss on futures contracts	–	–
(Increase) decrease in receivable from Sponsor	–	–
(Increase) decrease in interest receivable	–	–
Increase (decrease) in management fees payable	–	–
Increase (decrease) in professional fees payable	–	–
Increase (decrease) in directors’ fees payable	–	–

Net cash provided by (used in) operating activities	–	–

Cash Flows from Financing Activities:
Addition of units	–	1,000
Redemption of units	–	–

Net cash provided by financing activities	–	1,000

Net Increase in Cash and Cash Equivalents	–	1,000

Cash and Cash Equivalents, beginning of year/period	1,000	–

Cash and Cash Equivalents, end of year/period	$1,000	$1,000

* The United States Agriculture Index Fund had not commenced operations as of December 31, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2011 and 2010 and the period December 21, 2009 (inception) to December 31, 2009

	United States Commodity Index Funds Trust
	Year ended December 31, 2011	Year ended December 31, 2010	Period from December 21, 2009 to December 31, 2009
Cash Flows from Operating Activities:
Net income (loss)	$(68,154,279)	$10,521,486	$–
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in commodity futures trading account – cash and cash equivalents	(56,145,173)	(8,225,946)	–
Unrealized (gain) loss on futures contracts	30,456,022	(7,417,317)	–
(Increase) decrease in receivable from Sponsor	38,944	(51,397)	–
(Increase) decrease in interest receivable	353	(505)	–
Increase in other assets	(2,558)	–	–
Increase in management fees payable	263,456	66,026	–
Increase in professional fees payable	207,229	74,832	–
Increase in brokerage commissions payable	21,110	5,085	–
Increase in directors’ fees payable	19,335	–	–
Increase in other liabilities	153	–	–

Net cash used in operating activities	(93,295,408)	(5,027,736)	–

Cash Flows from Financing Activities:
Addition of units	472,181,512	97,618,317	4,000	*
Redemption of units	(153,724,157)	(5,148,469)	–

Net cash provided by financing activities	318,457,355	92,469,848	4,000

Net Increase in Cash and Cash Equivalents	225,161,947	87,442,112	4,000

Cash and Cash Equivalents, beginning of year/period	87,446,112	4,000	–

Cash and Cash Equivalents, end of year/period	$312,608,059	$87,446,112	$4,000

* Adjusted to include Sponsor contribution to the Trust in the amount of $3,000.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years/periods ended December 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, and the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, which issue units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”), as well as two additional series, the United States Metals Index Fund (“USMI”) and the United States Agriculture Index Fund (“USAG”), which were formed on November 26, 2010. USAG and USMI are not listed on the NYSE Arca as of the filing of this annual report on Form 10-K. USCI, CPER, USMI and USAG are collectively referred to herein as the “Trust Series”. The Trust and each Trust Series operate pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement dated as of November 10, 2010 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust, USCI and CPER and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each a series of the United States Commodity Funds Trust I.

As the only two Trust Series offered as of the year ended December 31, 2011, USCI and CPER issue units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value (“NAV”) of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 through December 31, 2011 (and continuing at least through May 1, 2012), Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”) consisting of 100,000 units; prior to July 1, 2011, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Purchasers pay CPER $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of each Trust Series but rather at market prices quoted on such exchange.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of the reporting date period of December 31, 2011, USCI and CPER were the only Trust Series publicly available. USAG and USMI are not listed on the NYSE Arca, nor publicly offered as of the filing of this annual report on Form 10-K. As such, only USCI and CPER will be discussed in the Summary of Significant Accounting Policies, unless otherwise stated.

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations. Each of USCI and CPER earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, each of USCI and CPER earns income on funds held at the custodian and/or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Trust Series are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. Each Trust Series is not subject to income tax return examinations by major taxing authorities for years before 2010 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes or will recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2011 for any Trust Series.

Trust Capital and Allocation of Income and Losses

Profit or loss shall be allocated among the unitholders of each Trust Series in proportion to the number of units each investor holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

Adoption of New Monthly Allocation Convention

Effective January 1, 2012, USCI adopted a new convention for allocating items of income, gain, loss, deduction and credits. In situations where a partner’s interest in a partnership is sold or otherwise transferred during a taxable year, the Code generally requires that partnership tax items for the year be allocated among the partners using either an interim closing of the books or a daily proration method. USCI uses an interim closing of the books method under which income, gains and losses (both realized and unrealized), deductions and credits are determined on a monthly basis. Prior to January 1, 2012, USCI allocated these tax items among the holders of the units (including those who dispose of units during a taxable year) in proportion to the number of units owned by them on the last trading day of each month. For this purpose, if an investor holds a unit as of the close of business of the last trading day of a particular month, such investor is treated as if it owned the unit throughout the month and thus is allocated all of the items of income, gain, deduction, loss or credit attributable to that unit for such month (the “same-month convention”).

Effective January 1, 2012 for USCI (and effective as of November 15, 2011 for CPER), an allocation convention is applied pursuant to which each Trust Series’ tax items for each month will be allocated among the holders of units in proportion to the number of units owned by them as of the close of business of the last trading day of the previous month. If an investor who holds a unit as of the close of business on the last trading day of the previous month disposes of a unit during the current month, such investor will be treated for purposes of making allocations as if it owned the unit throughout the current month (the “next-month convention”). For example, an investor who buys a unit on April 10 of a year and sells it on May 20 of the same year will be allocated all of the tax items attributable to May (because he or she is deemed to hold it through the last day of May) but will not be allocated any of the tax items attributable to April. The tax items attributable to that unit for April will be allocated to the person who is the actual or deemed holder of the unit as of the close of business on the last trading day of March.

For investors in USCI, as a result of the transition from the same-month convention to the next-month convention, an investor who buys a unit in December 2011 and sells the unit in January 2012 will be allocated the tax items attributable to that unit for December 2011 as well as the tax items attributable to that unit for January 2012, even if the actual holding period is only a few days.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

Each Trust Series receives or pays, or will receive or pay, the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected or will be reflected in each Trust Series’ statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are or will be reflected as payable for units redeemed.

Calculation of Net Asset Value Per Unit

Each Trust Series’ per unit NAV is or will be calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. Each Trust Series uses or will use the closing prices on the relevant Futures Exchanges (as defined in Note 3 below) of the Applicable Benchmark Component Futures Contracts (as defined in Note 3 below) that at any given time make up the Applicable Index (as defined in Note 3 below) (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but calculates or determines the value of all other investments of each Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and the per unit NAV at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period.

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

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of six months or less.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

On July 30, 2010, USCI received a notice of effectiveness from the U.S. Securities and Exchange Commission (the “SEC”) for its registration of 50,000,000 units on Form S-1 with the SEC. On August 10, 2010, USCI listed its units on the NYSE Arca under the ticker symbol “USCI”. USCI established its initial per unit NAV by setting the price at $50.00 and issued 100,000 units in exchange for $5,000,000 on August 10, 2010. USCI commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 units be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF agreed not to resell the units comprising such basket except that it may require the initial Authorized Purchaser to repurchase all of these units at a per unit price equal to USCI’s per unit NAV within five days following written notice from USCF, subject to the conditions that: (i) on the date of repurchase, the initial Authorized Purchaser must immediately redeem these units in accordance with the terms of the Authorized Purchaser Agreement and (ii) immediately following such redemption at least 100,000 units of USCI remain outstanding. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the units comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Units of USCI and, on September 19, 2011, USCF purchased five units of USCI in the open market.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Units of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Units of CPER and purchased 40 units of CPER in the open market. Upon commencement of USMI’s and USAG’s initial offering of units, USCF will receive Sponsor Units in each of USMI and USAG in exchange for the previously received capital contribution, representing a beneficial ownership in each series.

USMI and USAG (along with CPER) received notice of effectiveness from the SEC for its registration of 20,000,000 USMI units, 20,000,000 USAG units and 30,000,000 CPER units on September 6, 2011. The order to permit listing CPER, USMI and USAG on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its units on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial offering per unit NAV by setting the price at $25.00 and issued 100,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. CPER commenced investment operations on November 15, 2011 by purchasing Futures Contracts traded on the COMEX. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. The Authorized Purchaser has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of CPER remain outstanding in order to satisfy NYSE Arca listing requirements.

USAG and USMI have not commenced operations as of the filing of this annual report on Form 10-K.

USCI’s Investment Objective

The investment objective of USCI is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “Commodity Index”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the Commodity Index or the prices of any particular group of Futures Contracts.

USCI accomplishes its objective through investments in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). As of December 31, 2011, USCI held 9,734 Futures Contracts.

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “Copper Index”), less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts that comprise the Copper Index or the prices of any particular group of Futures Contracts. The Copper Index is designed to reflect the performance of the investment returns form a portfolio of copper futures contracts. The Copper Index is owned and maintained by SummerHaven Index Management LLC (“SummerHaven Indexing”) and calculated and published by the NYSE Arca. The Copper Index is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SummerHaven Indexing. The Eligible Copper Futures Contracts that at any given time make up the Copper Index are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of December 31, 2011, CPER held 28 Futures Contracts.

USAG’s Investment Objective

The investment objective of USAG is for the daily changes in percentage terms of its per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “Agriculture Index”), less USAG’s expenses. The Agriculture Index is designed to reflect the performance of a diversified group of agricultural commodities. The Agriculture Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the Agriculture Index are traded on ICE Futures US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The Agriculture Index is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Agriculture Futures Contracts that at any given time make up the Agriculture Index are referred to herein as “Benchmark Component Agriculture Futures Contracts.” The relative weighting of the Benchmark Component Agriculture Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Agriculture Futures Contracts developed by SummerHaven Indexing.

USAG will seek to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts or the agricultural commodities included in the Agriculture Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the Agriculture Index, are collectively referred to as “Other Agriculture-Related Interests,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.”

USMI’s Investment Objective

The investment objective of USMI is for the daily changes in percentage terms of its per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Metals Index Total ReturnSM (the “Metals Index”), less USMI’s expenses. The Metals Index is designed to reflect the performance of a diversified group of metals. The Metals Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the metals in the Metals Index that are traded on the NYMEX, the LME and the COMEX are collectively referred to herein as “Eligible Metals Futures Contracts.” The Metals Index is comprised of 10 Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Metals Futures Contracts that at any given time make up the Metals Index are referred to herein as “Benchmark Component Metals Futures Contracts.” The relative weighting of the Benchmark Component Metals Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Metals Futures Contracts developed by SummerHaven Indexing.

USMI will seek to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the Metals Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts, are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.”

Other Defined Terms – Trust Series

The Commodity Index, the Copper Index, the Agriculture Index and the Metals Index are referred to throughout these Notes to Financial Statements collectively as the “Applicable Index” or “Indices”.

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts, Benchmark Component Agriculture Futures Contracts and Benchmark Component Metals Futures Contracts are referred to throughout these Notes to Financial Statements collectively as “Applicable Benchmark Component Futures Contracts.”

Trading Advisor and Trustee

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

NOTE 4 - FEES PAID BY USCI and CPER AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. Currently, as the only two publicly offered series of the Trust, each of USCI and CPER is contractually obligated to pay USCF a fee for these services, which is paid monthly, equal to 0.95% per annum of average daily net assets.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays or will pay the costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. During the years ended December 31, 2011 and 2010, neither USCI nor CPER incurred any registration fees or other offering expenses. USMI and USAG did not incur any fees, as such funds had not commenced operations as of the year ended December 31, 2011.

Directors’ Fees and Expenses

Each Trust Series is or will be responsible for paying its portion of the directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is or will be responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of those Related Public Funds organized as limited partnerships. Each Trust Series shares or will share the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2011 were $607,582 for USCI, CPER and the Related Public Funds, and USCI’s and CPER’s portion was $31,792 and $32, respectively.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are or will be paid by such Trust Series. For the year ended December 31, 2011, these costs were approximately $400,000 for USCI and approximately $60,000 for CPER.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays or will pay all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver for USCI was no longer in effect. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to each Trust Series and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of USCI’s, CPER’s, USMI’s, USAG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets, (b) 0.0465% for USCI’s, CPER’s, USMI’s, USAG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USCI’s, CPER’s, USMI’s, USAG’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

Each Trust Series has entered into a brokerage agreement, dated March 1, 2010 for USCI and March 4, 2011 for CPER, as amended from time to time, with Newedge USA, LLC (“Newedge”). The agreement requires Newedge to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through Newedge for each Trust Series’ account. In accordance with the agreement, Newedge charges each Trust Series commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

USCF is party to an Amended Advisory Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to USCF with respect to the Applicable Index for each Trust Series and investment decisions for each Trust Series. SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Applicable Index for each Trust Series, anticipated changes to each Applicable Index and the nature of each Applicable Index’s current or anticipated component securities. For these services, USCF pays SummerHaven a fee based on a percentage of the average daily assets of each Trust Series. For USCI, the fee is equal to the percentage fees paid to USCF minus 0.14%, with that result multiplied by 0.5, minus 0.06% to arrive at the actual fee paid. For CPER, the fee is equal to the percentage fees paid to USCF minus 0.18%, with that result multiplied by 0.5, minus 0.6% to arrive at the actual fee paid.

USCF is also party to an Amended Licensing Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven sub-licensed to USCI, USMI, USAG and CPER the use of certain names and marks, including the Applicable Index for each Trust Series for which SummerHaven has a sub-license from SummerHaven Index Management, LLC, the owner of each Applicable Index. Under the Licensing Agreement, USCF paid SummerHaven an annual fee of $15,000 per Fund for the year ended December 31, 2011 and in subsequent years, plus an annual fee of 0.06% of the average daily assets of each Trust Series.

NOTE 6 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

Each of USCI and CPER, as the only two Trust Series publicly offered as of December 31, 2011, engages in the trading of futures contracts and options on futures contracts and may engage in cleared swaps (collectively, “derivatives”). As such, each of USCI and CPER is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

All of the Futures Contracts held by each of USCI and CPER were exchange-traded through December 31, 2011, USMI and USAG did not hold futures contracts, as such series had not commenced operations as of December 31, 2011. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each of USCI and CPER has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each of USCI and CPER bears the risk of financial failure by the clearing broker.

A Trust Series’ cash and other property, such as Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of a Trust Series’ assets posted with that futures commission merchant; however, the majority of each of USCI’s and CPER’s assets are held in Treasuries, cash and/or cash equivalents with USCI’s and CPER’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USCI’s or CPER’s custodian could result in a substantial loss of USCI’s or CPER’s assets. Currently, the assets for USMI and USAG held by the Trust Series’ custodian are not invested due to such Funds not commencing operations as of the filing of this annual report on Form 10-K.

USCF may invest a portion of each of USCI’s and CPER’s cash in money market funds that seek to maintain a stable per unit NAV. Each of USCI and CPER may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2011 and 2010, neither USCI nor CPER held investments in money market funds. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of December 31, 2011 and 2010, USCI held cash deposits and investments in Treasuries in the amounts of $374,465,568 and $95,669,058, respectively. As of December 31, 2011, CPER held cash deposits and investments in Treasuries in the amount of $2,511,610. Each amount may be subject to loss should USCI’s and CPER’s custodian cease operations.

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

The financial instruments held by the applicable Trust Series are or will be reported in its statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per unit performance data and other supplemental financial data for USCI and CPER for the year ended December 31, 2011 and the period ended December 31, 2010. This information has been derived from information presented in the financial statements. USMI and USAG do not report performance data and other supplemental financial information since such Trust Series did not commence operations as of December 31, 2011.

USCI

	Year ended December 31, 2011	Period from August 10, 2010 to December 31, 2010
Per Unit Operating Performance:

Net asset value, beginning of year/period	$64.37	$50.00
Total income (loss)	(5.16)	14.66
Total expenses	(0.74)	(0.29)

Net increase (decrease) in net asset value	(5.90)	14.37

Net asset value, end of year/period	$58.47	$64.37

Total Return	(9.17)%	28.74%

Ratios to Average Net Assets
Total income (loss)	(15.97)%	27.06%

Management fees	0.95%	0.95	%*

Total expenses excluding management fees	0.21%	0.63	%*

Expenses waived	(0.01)%	(0.33	)%*

Net expenses excluding management fees	0.20%	0.30	%*

Net income (loss)	(17.12)%	26.57%

* Annualized

CPER

	Year ended December 31, 2011*		Period from November 10, 2010 to December 31, 2010

Per Unit Operating Performance:

Net asset value, beginning of year/period	$25.00		$-
Total loss	(0.49)		-
Total expenses	(0.04)		-

Net decrease in net asset value	(0.53)		-

Net asset value, end of year/period	$24.47		$-

Total Return	(2.12)%		-%

Ratios to Average Net Assets
Total loss	(2.01)%		-%

Management fees	0.95	%**	-%

Total expenses excluding management fees	4.17	%**	-%

Expenses waived	(3.95	)%**	-%

Net expenses excluding management fees	0.22	%**	-%

Net loss	(2.16)%		-%

* The commencement of operations of CPER was November 15, 2011.

** Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each of USCI and CPER.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2011 and 2010.

USCI

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Total Income (Loss)	$18,062,348	$(44,500,862)	$(37,853,070)	$754,077

Total Expenses	792,084	1,387,007	1,260,685	1,161,036
Expense Waivers	(36,907)	-	-	-

Net Expenses	755,177	1,387,007	1,260,685	1,161,036

Net Income (Loss)	$17,307,171	$(45,887,869)	$(39,113,755)	$(406,959)

Net Income (Loss) per Unit	$6.01	$(6.21)	$(5.71)	$0.01

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
Total Income	$-	$-	$1,008,704	$9,708,269

Total Expenses	-	-	41,038	205,846
Expense Waivers	-	-	(19,033)	(32,364)

Net Expenses	-	-	22,005	173,482

Net Income	$-	$-	$986,699	$9,534,787

Net Income per Unit	$-	$-	$4.17	$10.20

CPER

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Total Loss	$-	$-	$-	$(49,196)

Total Expenses	-	-	-	16,124
Expense Waivers	-	-	-	(12,453)

Net Expenses	-	-	-	3,671

Net Loss	$-	$-	$-	$(52,867)

Net Loss per Unit	$-	$-	$-	$(0.53)

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of USCI’s securities at December 31, 2011 using the fair value hierarchy:

	$000,00,00	$000,00,00	$000,00,00	$000,00,00
At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$244,974,365	$244,974,365	$-	$-
Exchange-Traded Futures Contracts
Foreign Contracts	(19,059,012)	(19,059,012)	-	-
United States Contracts	(3,917,680)	(3,917,680)	-	-

During the year ended December 31, 2011, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2010 using the fair value hierarchy:

	$000,00,00,	$000,00,00,	$000,00,00,	$000,00,00,
At December 31, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$60,988,891	$60,988,891	$-	$-
Exchange-Traded Futures Contracts
Foreign Contracts	3,224,603	3,224,603	-	-
United States Contracts	4,192,714	4,192,714	-	-

During the period ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2011 using the fair value hierarchy:

	$000,00,00,	$000,00,00,	$000,00,00,	$000,00,00,
At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$149,977	$149,977	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(62,013)	(62,013)	-	-

During the period ended December 31, 2011, there were no significant transfers between Level I and Level II.

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments held by USCI*

	$(00,000,000)	$(00,000,000)	$(00,000,000)
Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$(22,976,692)	$7,417,317

Fair Value of Derivative Instruments held by CPER*

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2011	Fair Value At December 31, 2010

Futures - Commodity Contracts	Assets	$(62,013)	$-

The Effect of Derivative Instruments on the Statements of Operations of USCI*

		For the year ended December 31, 2011		For the period from August 10, 2010 to December 31, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures -Commodity Contracts	Realized gain (loss) on closed positions	$(33,381,967)		$3,273,577

	Change in unrealized gain (loss) on open positions		$(30,394,009)		$7,417,317

The Effect of Derivative Instruments on the Statements of Operations of CPER*

		For the year ended December 31, 2011**		For the period from November 10, 2010 to December 31, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures -Commodity Contracts	Realized gain on closed positions	$12,725		$-

	Change in unrealized loss on open positions		$(62,013)		$-

* USMI and USAG do not report financial information related to the fair value of derivative instruments or the effect of derivative instruments on the condensed statements of operations since such Trust Series did not commence operations as of December 31, 2011.

** The commencement of operations of CPER was November 15, 2011.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU No. 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance requires retrospective application for all comparative periods presented. USCF is currently evaluating the impact ASU No. 2011-11 will have on the Trust’s and each Trust Series’ financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on the Trust’s and each Trust Series’ financial statements.

NOTE 11 – SUBSEQUENT EVENTS

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Trust and each Trust Series are responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s and each Trust Series’ internal control system is designed to provide reasonable assurance to USCF and the Board of USCF regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. USCF’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or any Trust Series’ internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or any Trust Series’ internal control over financial reporting.

Item 9B.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month the Trust and currently USCI and CPER, as the only publicly offered Trust Series, publish account statements for USCI’s and CPER’s unitholders, which include Statements of Income (Loss), Statements of Changes in Net Asset Value and Statements of Changes in Units Outstanding. The account statements are furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each of USCI’s and CPER’s website at www.unitedstatescommodityindexfund.com and www.unitedstatescopperindexfund.com.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

United States Commodity Funds LLC

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of USCF. Neither the Trust nor the Trust Series have executive officers. The Trust’s and each Trust Series’ affairs are generally managed by USCF. The following individuals serve as Management Directors of USCF.

Nicholas Gerber has been the President and CEO of USCF since June 9, 2005 and a Management Director of USCF since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. He has been listed with the CFTC as a Principal of USCF since November 29, 2005, as Branch Manager of USCF since May 15, 2009, and registered with the CFTC as an Associated Person of USCF on December 1, 2005. Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen’s compensation insurance, from June 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since March 1995. Since August 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2011, had $200,749,014 in assets. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 49 years old.

In concluding that Mr. Gerber should serve as Management Director of USCF, USCF considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and managing non-finance related companies.

Howard Mah has been a Management Director of USCF since May 10, 2005, Secretary of USCF since June 9, 2005, and Chief Financial Officer of USCF since May 23, 2006. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of USCI, CPER and the Related Public Funds and will be involved in the management of USMI, USAG, USSF, UNGD, USGO and USABF, if such funds commence operations. Mr. Mah also serves as USCF’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund since June 1995 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund since August 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 47 years old.

In concluding that Mr. Mah should serve as Management Director of USCF, USCF considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for USCF and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of USCF since May 10, 2005 and Treasurer of USCF since June 9, 2005. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. As Treasurer of USCF, Mr. Ngim is currently involved in the management of USCI, CPER and the Related Public Funds and will be involved in the management of USMI, USAG, USSF, UNGD, USGO and USABF, if such funds commence operations. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director since January 1999 and co-portfolio manager of Ameristock Corporation since January 2000, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 51 years old.

In concluding that Mr. Ngim should serve as Management Director of USCF, USCF considered his broad career in the financial services industry as well as experience as co-Portfolio Manager of the Ameristock Mutual Fund.

Robert L. Nguyen has been a Management Director of USCF since May 10, 2005. He has been listed with the CFTC as a Principal of USCF since November 29, 2005 and registered with the CFTC as an Associated Person on November 9, 2007. As a Management Director of USCF, Mr. Nguyen is currently involved in the management of USCI, CPER and the Related Public Funds and will be involved in the management of USMI, USAG, USSF, UNGD, USGO and USABF, if such funds commence operations. He received a Bachelor of Science from California State University Sacramento in 1981. Mr. Nguyen has been the Managing Principal of Ameristock Corporation since January 2000. Mr. Nguyen is 52 years old.

In concluding that Mr. Nguyen should serve as Management Director of USCF, USCF considered his background in the financial services industry as well as his experience in leading the marketing efforts for Ameristock Corporation.

The following individuals provide significant services to each of USCI and CPER but are employed by USCF.

John P. Love has acted as the Portfolio Operations Manager for USCI, CPER and the Related Public Funds since January 2006 and, effective March 1, 2010, became the Senior Portfolio Manager for USCI, CPER and the Related Public Funds. He is expected to be Senior Portfolio Manager for USMI, USAG, USSF, UNGD, USGO and USABF, if such funds commence operations. Mr. Love is also employed by USCF. He has been listed with the CFTC as a Principal of USCF since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 3 license and was registered with the CFTC as an Associated Person of USCF from December 1, 2005 through April 16, 2009. Mr. Love has passed the Level I and Level II Chartered Financial Analyst examinations. He holds a BFA in cinema-television from the University of Southern California. Mr. Love is 40 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for USCF. Mr. Hyland is employed by USCF. He registered with the CFTC as an Associated Person of USCF on December 1, 2005, and has been listed with the CFTC as a Principal of USCF since January 17, 2006. Mr. Hyland became the Portfolio Manager for USOF, USNG, US12OF, UGA, USHO, USSO, US12NG, USBO, USCI and CPER in April 2006, April 2007, December 2007, February 2008, April 2008, September 2009, November 2009, June 2010, August 2010 and November 2011, respectively, and as Chief Investment Officer of USCF since January 2008, acts in such capacity on behalf of USCI, CPER and the Related Public Funds. He will also be the Portfolio Manager for USMI, USAG, USSF, UNGD, USGO and USABF upon the commencement of such funds operations. As part of his responsibilities for USCI, CPER and the Related Public Funds, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees USCI’s, CPER’s and the Related Public Funds’ activities with their futures commission brokers, custodian-administrator, and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009. Since January 2010, Towerhouse Capital Management has been inactive. Mr. Hyland was a Principal for Towerhouse in charge of portfolio research and product development regarding U.S. and non-U.S. real estate related securities. Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR) and is a member and former president of the CFA Society of San Francisco. He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He is a graduate of the University of California, Berkeley. Mr. Hyland is 52 years old.

Margaret Johnson has acted as a Portfolio Operations Manager for USCI since March 2010 and CPER since November 2011. Ms. Johnson has been employed by USCF since February 2009. Ms. Johnson has been listed with the CFTC as a Principal of USCF since April 21, 2011. Ms. Johnson has also served as USCF’s Director of Product Development from February 2009 through March 2010 and Director of Investment Services since March 2010. Ms. Johnson also served as the Director of Product Services of Ameristock Corporation from January 2007 to February 2009, where she was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock/Ryan Treasury ETFs. Ms. Johnson was previously employed by Gap Japan, a subsidiary of Gap, Inc., from September 2005 to December 2006, and Gap Inc., a global specialty retailer offering clothing, accessories and personal care products to consumers from August 1990 to September 2005, where she most recently served as the Director of Planning for Gap Japan. Ms. Johnson holds a Series 7 registration. She holds a BS in Communications from Moorhead State University. Ms. Johnson is 50 years old.

The following individuals serve as independent directors of USCF.

Peter M. Robinson has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USCI, CPER and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since December 2005. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 54 years old.

In concluding that Mr. Robinson should serve as independent director of USCF, USCF considered his broad experience in the United States government, including his employment at the SEC, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USCI, CPER and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Ellis has been Chairman of International Absorbents, Inc., a holding company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale. Polymer Solutions previously developed and manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 65 years old.

In concluding that Mr. Ellis should serve as independent director of USCF, USCF considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USCI, CPER and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California. Mr. Fobes is 47 years old.

In concluding that Mr. Fobes should serve as independent director of USCF, USCF considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen, Wainwright Holdings, Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in any of the Trust Series other than as described in Item 12 below. John Hyland and Margaret Johnson make trading and investment decisions for each of USCI and CPER. Margaret Johnson and John Love executes trades on behalf of each of USCI and CPER. In addition, Nicholas Gerber, John Hyland, Robert Nguyen and Ray Allen are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

SummerHaven

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

Background of SummerHaven Indexing

SummerHaven Indexing is the owner, creator and licensor of commodity indices including the Commodity Index and the Copper Index. SummerHaven Indexing is a Delaware limited liability company formed on August 11, 2009. It maintains its main business office at Soundview Plaza, Fourth Floor, 1266 East Main Street, Stamford, CT 06902. The firm maintains a website at www.summerhavenindex.com. The firm creates innovative commodities indices focused on providing investors with better risk-adjusted returns than traditional commodity index benchmarks. SummerHaven Indexing’s principals and consultants include academics who are the authors of widely cited and acclaimed papers on commodities futures investing including “Facts and Fantasies about Commodities” and “Fundamentals of Commodities Futures Returns.” The firm is led by a seasoned management team with over 50 years of collective Wall Street experience with commodities futures, capital markets, investment management, and exchange traded products.

Principals of SummerHaven

Adam W. Dunsby has been employed by SummerHaven since April 2009 as a partner. His duties include quantitative modeling and portfolio construction. From April 1995 to April 2008, Mr. Dunsby was employed by Cornerstone Quantitative Investment Group Inc., a quantitative global macro CTA, as a co-founder and manager. Mr. Dunsby was not employed from April 2008 to April 2009. Mr. Dunsby became listed as a principal of SummerHaven effective October 1, 2009, as an associated person of SummerHaven effective October 9, 2009 and as an associate member of the NFA effective October 9, 2009. Mr. Dunsby graduated summa cum laude from the Wharton School of the University of Pennsylvania in 1990 with a BS in Economics. He earned his PhD in Finance from Wharton in 1995. Mr. Dunsby is 44 years old.

Kurt J. Nelson has been employed by SummerHaven since August 2009 as a partner. His duties include investor relations, product structuring and compliance. From September 2007 to July 2009, Mr. Nelson was employed by UBS Investment Bank as a Managing Director and supervisory committee member of the UBS Bloomberg CMCI Index and Dow-Jones UBS Commodity Index. From March 1998 to January 2007, Mr. Nelson was employed by AIG Financial Products Corp. as a Managing Director. Mr. Nelson was not employed from January 2007 to September 2007. Mr. Nelson became listed as a principal of SummerHaven effective October 1, 2009, as an associated person of SummerHaven effective October 12, 2009 and as an associate member of the NFA effective October 12, 2009. Mr. Nelson is 42 years old.

Ashraf R. Rizvi has been employed by SummerHaven since April 2009 as a partner. His duties include trading and operational management. From October 1994 to February 2008, Mr. Rizvi was employed by UBS Investment Bank as a Managing Director and Global Head of Commodities Trading. Mr. Rizvi was not employed from February 2008 to April 2009. Mr. Rizvi became listed as a principal of SummerHaven effective October 9, 2009, as an associated person of SummerHaven effective September 9, 2011 and as an associate member of the NFA effective September 9, 2011. Mr. Rizvi is 48 years old.

K. Geert Rouwenhorst has been employed by SummerHaven since April 2009 as a partner. His duties include research and investor relations. From July 1990 to present, Dr. Rouwenhorst has been employed by Yale School of Management as a Professor of Finance. Dr. Rouwenhorst became listed as a principal of SummerHaven effective October 8, 2009, as an associated person of SummerHaven effective September 1, 2011 and as an associate member of the NFA effective September 1, 2011. Dr. Rouwenhorst is 51 years old.

Joseph J. Schultz has been employed by SummerHaven since April 2011 as a partner. His duties include supervision of the firm’s reporting, accounting and operations. From February 2004 to April 2011, Mr. Schultz was the Chief Operating Officer and a Managing Partner at Basso Capital Management, L.P., an employee owned hedge fund sponsor which provides services to pooled investment vehicles focused primarily on convertible securities and their underlying equity shares, where he was responsible for the oversight of the firm’s day-to-day operations. From May 1997 to February 2004, Mr. Schultz was a Vice President at AIG Trading Group, a subsidiary of American International Group, Inc. which provides currency and commodity prime brokerage, back-office support, access to e-commerce trading portals, and political-economic research and consulting services for the financial services industry, where he designed systems, procedural protocol and managed the daily operations for the fixed income and foreign currency options department and hedge funds. On July 11, 2011, Mr. Schultz became listed as a principal of SummerHaven. Mr. Schultz received a B.B.A in Finance from Baruch College and is 39 years old.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is or will be posted each Trust Series’ website. Any unitholder of a Trust Series may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of each Trust Series are not compensated by such Trust Series, but instead by USCF, none of the Trust Series has a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of any Trust Series. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience. There have not been any vacancies on USCF’s Board since the commencement of operations of USCI, the first Trust Series, in August 2010; however, if such a vacancy were to occur, the members of the Board would consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics. In connection with this, the Board would also consider issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to each Trust Series and the Related Public Funds. Each of USCI and CPER has posted the text of the Corporate Governance Policy on its website at www.unitedstatescommodityindexfund.com and www.unitedstatescopperindexfund.com, respectively. Any unitholder of USCI or CPER may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to each Trust Series. Each of USCI and CPER has posted the text of the Code of Ethics on its website at www.unitedstatescommodityindexfund.com and www.unitedstatescopperindexfund.com, respectively. Any unitholder of USCI or CPER may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. Each of USCI and CPER intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

Executive Sessions of the Non-Management Directors

In accordance with the Corporate Governance Policy of USCF, the non-management directors of the Board (who are the same as the independent directors of the Board) meet separately from the other directors in regularly scheduled executive sessions, without the presence of Management Directors or executive officers of USCF. The non-management directors have designated Malcolm R. Fobes III to preside over each such executive session. Interested parties who wish to make their concerns known to the non-management directors may communicate directly with Mr. Fobes by writing to 475 Milan Drive, No. 103, San Jose, CA 95134-2453 or by e-mail at uscf.director@gmail.com.

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of each Trust Series’ independent auditors and the oversight of each Trust Series’ financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and the Trust Series customers, employees, suppliers and the communities impacted by each Trust Series. The non-management directors have designated Malcolm R. Fobes III as the presiding independent director. Mr. Fobes’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to the Trust Series’ Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of the Trust Series and the Related Public Funds. Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, the Trust Series and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between USCF and the Board, including the independent directors, which is essential to effective governance.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face the Trust Series and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by each Trust Series, including Futures Contracts or Other Related Investments such as over-the-counter swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by each Trust Series. The policies, among other things, limit each Trust Series’ ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of Trust Series and the Related Public Funds. The compensation of certain employees of USCF is, in part, based on the amount of assets under management by the Trust Series and the Related Public Funds. The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met. There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on each Trust Series and the assets under management continue to increase, then a Trust Series may not be able to invest solely in the Applicable Benchmark Component Futures Contracts and may have to invest in over-the-counter swap contracts or Other Related Investments as it seeks to track its benchmark. Other Futures Contracts in which a Trust Series may invest may not track changes in the Applicable Index. Other Related Investments, including over-the-counter swap contracts, may also expose each Trust Series to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts. The Trust Series and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments. In making compensation decisions, the Board considers whether a compensation arrangement would expose the Trust Series or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of each Trust Series’ investors.

Other Information

In addition to the certifications of the Chief Executive Officer and Chief Financial Officer of USCF filed or furnished with this annual report on Form 10-K regarding the quality of each of USCI’s and CPER’s public disclosure, each of USCI and CPER will submit, within 30 days after filing this annual report on Form 10-K, to the NYSE Arca a certification of the Chief Executive Officer of USCF certifying that he is not aware of any violation by USCI or CPER, as applicable, of NYSE Arca corporate governance listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of a Trust Series’ units to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Trust Series’ units and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of units of a Trust Series. To each of USCI’s and CPER’s knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2011 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports. However, Mr. John Hyland did not timely file a Statement of Changes of Beneficial Ownership of Securities on Form 4 for purchasing units of CPER in compliance with the applicable reporting deadline. Mr. Hyland has since filed a Statement of Changes of Beneficial Ownership of Securities on Form 4 for purchasing units of CPER.

Item 11.	Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each of USCI and CPER pays fees to USCF pursuant to the Trust Agreement under which it is obligated to pay USCF an annualized fee of 0.95% of its average daily net assets. For 2011, each of USCI and CPER accrued aggregate management fees of $3,779,126 and $2,990, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2011, by the directors of USCF. Each of USCI’s and CPER’s portion of the aggregate fees paid to the directors for the year ended December 31, 2011 was $0 and $0, respectively.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$100,000	NA	NA	NA	$0	$0	$100,000
Gordon L. Ellis	$100,000	NA	NA	NA	$0	$0	$100,000
Malcolm R. Fobes III(1)	$120,000	NA	NA	NA	$0	$0	$120,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

USCI

None of the directors or executive officers of USCF, nor the employees of USCI, owns any units of USCI, except as set forth below. In addition, USCI is not aware of any 5% holder of its units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2011
John Hyland c/o United States Commodity Funds LLC 1320 Harbor Bay Parkway, Suite 145 Alameda, California 94502	1,400	*	.0002%

*	The units are held through Mr. Hyland’s 401(k) account with Ameristock Corporation, an affiliate of USCF.

CPER

None of the directors or executive officers of USCF, nor the employees of CPER, owns any units of CPER, except as set forth below. In addition, CPER is not aware of any 5% holder of its units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2011
Howard Mah c/o United States Commodity Funds LLC 1320 Harbor Bay Parkway, Suite 145 Alameda, California 94502	500	*	0.005%

John Hyland c/o United States Commodity Funds LLC 1320 Harbor Bay Parkway, Suite 145 Alameda, California 94502	100	**	0.001%

*	The units are held through Mr. Mah’s 401(k) account with Ameristock Corporation, an affiliate of USCF.
**	The units are held through Mr. Hyland’s 401(k) account with Ameristock Corporation, an affiliate of USCF.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Each Trust Series has and will continue to have certain relationships with USCF and its affiliates. However, there have been no direct financial transactions between any Trust Series and the directors or officers of USCF that have not been disclosed herein. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by any Trust Series with directors or executive officers of USCF or holders of beneficial interests in USCF or any Trust Series of more than 5%, will be subject to the provisions regarding “Fiduciary Duty” as set forth in Section 5.6 of the Trust Agreement and will be reviewed and approved by the audit committee of the Board of USCF.

Director Independence

In February 2012, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, the Trust Series or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2011	2010

Audit fees	$35,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

	$35,000	$25,000

The fees for services billed to CPER by its independent auditors for the last fiscal year are as follows:

2011

Audit fees	$ 25,000
Audit-related fees	-
Tax fees	-
All other fees	-

$25,000

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of each of USCI’s and CPER’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of USCI’s and CPER’s current reports on Form 8-K; (ii) the audit of the Trust’s and each Trust Series’ internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and partnership income tax return filings.

The audit committee has established policies and procedures which are intended to control the services provided by the Trust Series’ independent auditors and to monitor their continuing independence. Under these policies and procedures, no audit or permitted non-audit services (including fees and terms thereof), except for the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, may be undertaken by the Trust Series’ independent auditors unless the engagement is specifically pre-approved by the audit committee. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full audit committee at its next scheduled meeting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 91.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Second Amended and Restated Declaration of Trust and Trust Agreement.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of the Sponsor.
10.1(4)	Form of Authorized Purchaser Agreement.
10.2(4)	Form of Marketing Agent Agreement.
10.3(5)	Amendment Agreement to Marketing Agent Agreement
10.4(4)	Form of Custodian Agreement.
10.5(5)	Amendment Agreement to Custodian Agreement
10.6(4)	Form of Administrative Agency Agreement.
10.7(5)	Amendment Agreement to Administrative Agency Agreement
10.8(6)	Licensing Agreement.
10.9(6)	Advisory Agreement.
10.10(7)	Amendment No. 1 to Licensing Agreement.
10.11(7)	Amendment No. 1 to Advisory Agreement.
10.12(7)	Amendment No. 2 to Licensing Agreement.
10.13(7)	Amendment No. 2 to Advisory Agreement.
14.1(3)	Code of Ethics.
31.1(3)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(3)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(3)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(3)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS(8)	XBRL Instance Document.
101.SCH(8)	XBRL Taxonomy Extension Schema.
101.CAL(8)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(8)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(8)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(8)	XBRL Taxonomy Extension Presentation Linkbase.
99.1(5)	Customer Agreement for Futures Contracts.

(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010, filed on November 10, 2010.
(3)	Filed herewith.
(4)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.
(5)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(6)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on June 21, 2010.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-170844) filed on November 26, 2010.
(8)

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

Date: March 15, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Chief Executive Officer of	March 15, 2012
Nicholas D. Gerber	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Howard Mah	Chief Financial Officer of	March 15, 2012
Howard Mah	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.