Form 10-Q
period 2012-03-31
United States Commodity Index Funds Trust
filed 2012-05-10
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at March 31, 2012 (Unaudited) and December 31, 2011	2

Condensed Schedules of Investments (Unaudited) at March 31, 2012	7

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2012 and 2011	9

Condensed Statements of Changes in Capital (Unaudited) for the three months ended March 31, 2012 and Condensed Statements of Changes in Units Outstanding (Unaudited) for the three months ended March 31, 2012	14

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011	19

Notes to Condensed Financial Statements for the period ended March 31, 2012 (Unaudited)	24

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	United States Commodity Index Fund
	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$353,511,666	$310,491,998
Equity in Newedge trading accounts:
Cash and cash equivalents	56,119,531	63,973,570
Unrealized gain (loss) on open commodity futures contracts	1,615,884	(22,976,692)
Receivable for units sold	12,281,474	—
Interest receivable	1,550	145
Other assets	24,547	2,558

Total assets	$423,554,652	$351,491,579

Liabilities and Capital
Management fees payable (Note 4)	$331,158	$327,496
Professional fees payable	203,690	269,136
Brokerage commissions payable	22,815	26,195
Other liabilities	10,404	19,456

Total liabilities	568,067	642,283

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Unitholders	422,986,585	350,849,296

Total Capital	422,986,585	350,849,296

Total liabilities and capital	$423,554,652	$351,491,579

Units outstanding	6,900,000	6,000,000

Net asset value per unit	$61.30	$58.47

Market value per unit	$61.31	$58.37

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	United States Copper Index Fund
	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$2,107,432	$2,114,061
Equity in Newedge trading accounts:
Cash and cash equivalents	458,427	397,549
Unrealized gain (loss) on open commodity futures contracts	145,275	(62,013)
Receivable from Sponsor (Note 4)	20,992	12,453
Interest receivable	17	7
Other assets	164	—

Total assets	$2,732,307	$2,462,057

Liabilities and Capital
Management fees payable (Note 4)	$2,193	$1,986
Professional fees payable	21,993	12,925
Other liabilities	70	32

Total liabilities	24,256	14,943

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Unitholders	2,708,051	2,447,114

Total Capital	2,708,051	2,447,114

Total liabilities and capital	$2,732,307	$2,462,057

Units outstanding	100,000	100,000

Net asset value per unit	$27.08	$24.47

Market value per unit	$27.13	$24.50

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	United States Metals Index Fund
	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	—	—

Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	United States Agriculture Index Fund
	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Unitholders	—	—

Total Capital	1,000	1,000

Total capital	$1,000	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	United States Commodity Index Funds Trust
	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$355,621,098	$312,608,059
Equity in Newedge trading accounts:
Cash and cash equivalents	56,577,958	64,371,119
Unrealized gain (loss) on open commodity futures contracts	1,761,159	(23,038,705)
Receivable for units sold	12,281,474	—
Receivable from Sponsor (Note 4)	20,992	12,453
Interest receivable	1,567	152
Other assets	24,711	2,558

Total assets	$426,288,959	$353,955,636

Liabilities and Capital
Management fees payable (Note 4)	$333,351	$329,482
Professional fees payable	225,683	282,061
Brokerage commissions payable	22,815	26,195
Other liabilities	10,474	19,488

Total liabilities	592,323	657,226

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	2,000	2,000
Unitholders	425,694,636	353,296,410

Total Capital	425,696,636	353,298,410

Total liabilities and capital	$426,288,959	$353,955,636

Units outstanding	7,000,000	6,100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)*

At March 31, 2012

United States Commodity Index Fund

	$00.000.0000	$00.000.0000	$00.000.0000
	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Lead Futures LL May 2012 contracts, expiring May 2012	616	$608,012	0.14
ICE-UK Gasoil Futures QS June 2012 contracts, expiring June 2012	297	1,236,700	0.29
LME Copper Futures LP June 2012 contracts, expiring June 2012	150	(2,775,800)	(0.66)
ICE-US Sugar #11 Futures SB July 2012 contracts, expiring June 2012	1,159	242,099	0.06
LME Nickel Futures LN September 2012 contracts, expiring September 2012	213	(4,495,620)	(1.06)
LME Aluminum Futures LA January 2013 contracts, expiring January 2013	480	1,251,825	0.30
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	506	(2,738,538)	(0.65)
ICE Brent Crude Futures CO June 2013 contracts, expiring May 2013	262	(261,800)	(0.06)

	3,683	(6,933,122)	(1.64)

United States Contracts
CME Feeder Cattle Futures FC May 2012 contracts, expiring May 2012	393	(671,025)	(0.16)
CME Live Cattle Futures LC June 2012 contracts, expiring June 2012	624	(2,633,660)	(0.62)
COMEX Gold Futures GC June 2012 contracts, expiring June 2012	181	(1,610,570)	(0.38)
NYMEX Heating Oil Futures HO June 2012 contracts, expiring May 2012	223	859,509	0.20
CBOT Corn Futures C September 2012 contracts, expiring September 2012	1,061	101,788	0.02
CBOT Soybean Futures S November 2012 contracts, expiring November 2012	459	668,150	0.16
CBOT Soybean Meal Futures SM December 2012 contracts, expiring December 2012	854	903,720	0.21
CBOT Soybean Oil Futures BO December 2012 contracts, expiring December 2012	904	292,272	0.07
NYMEX RBOB Gasoline Futures XB December 2012 contracts, expiring November 2012	248	3,365,989	0.80
NYMEX Crude Oil Futures CL June 2013 contracts, expiring May 2013	283	(354,660)	(0.08)

	5,230	921,513	0.22

Open Futures Contracts - Short**
Foreign Contracts
LME Copper Futures LP June 2012 contracts, expiring June 2012	150	2,801,419	0.66
LME Nickel Futures LN September 2012 contracts, expiring September 2012	213	2,596,706	0.61
LME Aluminum Futures LA January 2013 contracts, expiring January 2013	480	1,852,991	0.44
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	506	376,377	0.09

	1,349	7,627,493	1.80

Total Open Futures Contracts	10,262	$1,615,884	0.38

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.03%, 4/19/2012	$40,000,000	$39,999,280	9.46
0.06%, 5/03/2012	20,000,000	19,998,845	4.73
0.07%, 5/10/2012	20,000,000	19,998,483	4.73
0.04%, 5/24/2012	75,000,000	74,995,031	17.73
0.04%, 5/31/2012	26,000,000	25,998,300	6.14
0.03%, 6/07/2012	50,000,000	49,996,976	11.82
0.08%, 6/21/2012	25,000,000	24,995,500	5.91
0.06%, 6/28/2012	30,000,000	29,995,600	7.09
0.05%, 7/12/2012	20,000,000	19,997,450	4.73

Total Cash Equivalents		$305,975,465	72.34

*	The United States Metals Index Fund and the United States Agriculture Index Fund were not operational as of March 31, 2012 and therefore have no reportable Condensed Schedule of Investments.
**

All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Index).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2012

United States Copper Index Fund

	$00.000.0000	$00.000.0000	$00.000.0000
	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG May 2012 contracts, expiring May 2012	7	$40,975	1.51
COMEX Copper Futures HG July 2012 contracts, expiring July 2012	7	(7,350)	(0.27)
COMEX Copper Futures HG December 2012 contracts, expiring December 2012	14	111,650	4.12

Total Open Futures Contracts	28	$145,275	5.36

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 5/03/2012	$250,000	$249,985	9.23
0.07%, 5/10/2012	250,000	249,981	9.23
0.05%, 5/24/2012	50,000	49,997	1.85
0.03%, 6/07/2012	100,000	99,994	3.69
0.08%, 6/21/2012	300,000	299,946	11.08

Total Cash Equivalents		$949,903	35.08

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	United States Commodity Index Fund
	Three months ended March 31, 2012	Three months ended March 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(7,786,700)	$9,924,895
Change in unrealized gain on open positions	24,592,576	8,045,639
Realized gain on foreign currency transactions	—	186
Change in unrealized loss on foreign currency translations	(72)	—
Interest income	37,440	55,628
Other income	3,150	36,000

Total income	16,846,394	18,062,348

Expenses
Management fees (Note 4)	914,080	578,228
Professional fees	109,245	123,300
Brokerage commissions	68,959	89,402
Other expenses	15,539	1,154

Total expenses	1,107,823	792,084

Expense waiver (Note 4)	—	(36,907)

Net expenses	1,107,823	755,177

Net income	$15,738,571	$17,307,171

Net income per unit	$2.83	$6.01

Net income per weighted average unit	$2.52	$4.80

Weighted average units outstanding	6,253,846	3,603,353

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	United States Copper Index Fund
	Three months ended March 31, 2012	Three months ended March 31, 2011*
Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$60,862	$—
Change in unrealized gain on open positions	207,288	—
Interest income	247	—

Total income	268,397	—

Expenses
Management fees (Note 4)	6,333	—
Professional fees	21,992	—
Brokerage commissions	42	—
Other expenses	85	—

Total expenses	28,452	—

Expense waiver (Note 4)	(20,992)	—

Net expenses	7,460	—

Net income	$260,937	$—

Net income per unit	$2.61	$—

Net income per weighted average unit	$2.61	$—

Weighted average units outstanding	100,000	—

*	The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

United States Metals Index Fund*
	Three months ended March 31, 2012	Three months ended March 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$—	$—
Change in unrealized gain (loss) on open positions	—	—
Interest income	—	—

Total income (loss)	—	—

Expenses
Management fees (Note 4)	—	—
Professional fees	—	—
Brokerage commissions	—	—
Other expenses	—	—

Total expenses	—	—

Expense waiver (Note 4)	—	—

Net expenses	—	—

Net income (loss)	$—	$—

*	The United States Metals Index Fund had not commenced operations as of March 31, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

United States Agriculture Index Fund*
	Three months ended March 31, 2012	Three months ended March 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$—	$—
Change in unrealized gain (loss) on open positions	—	—
Interest income	—	—

Total income (loss)	—	—

Expenses
Management fees (Note 4)	—	—
Professional fees	—	—
Brokerage commissions	—	—
Other expenses	—	—

Total expenses	—	—

Expense waiver (Note 4)	—	—

Net expenses	—	—

Net income (loss)	$—	$—

*	The United States Agriculture Index Fund had not commenced operations as of March 31, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	United States Commodity Index Funds Trust
	Three months ended March 31, 2012	Three months ended March 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(7,725,838)	$9,924,895
Change in unrealized gain on open positions	24,799,864	8,045,639
Realized gain on foreign currency transactions	—	186
Change in unrealized loss on foreign currency translations	(72)	—
Interest income	37,687	55,628
Other income	3,150	36,000

Total income	17,114,791	18,062,348

Expenses
Management fees (Note 4)	920,413	578,228
Professional fees	131,237	123,300
Brokerage commissions	69,001	89,402
Other expenses	15,624	1,154

Total expenses	1,136,275	792,084

Expense waiver (Note 4)	(20,992)	(36,907)

Net expenses	1,115,283	755,177

Net income	$15,999,508	$17,307,171

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2012

	8Unitholders8.	8Unitholders8.	8Unitholders8.
	United States Commodity Index Fund
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$—	$350,849,296	$350,849,296
Additions	—	56,398,718	56,398,718
Net income	—	15,738,571	15,738,571

Balances, at March 31, 2012	$—	$422,986,585	$422,986,585

Condensed Statement of Changes in Units Outstanding (Unaudited)

For the three months ended March 31, 2012

	8Unitholders88	8Unitholders88	8Unitholders88
	United States Commodity Index Fund
	Sponsor	Unitholders	Total
Units Outstanding, at December 31, 2011	—	6,000,000	6,000,000
Additions	—	900,000	900,000

Units Outstanding, at March 31, 2012	—	6,900,000	6,900,000

Net Asset Value Per Unit:
At December 31, 2011			$58.47

At March 31, 2012			$61.30

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2012

	8Unitholders8	8Unitholders8	8Unitholders8
	United States Copper Index Fund
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$—	$2,447,114	$2,447,114
Additions	—	—	—
Redemptions	—	—	—
Net income	—	260,937	260,937

Balances, at March 31, 2012	$—	$2,708,051	$2,708,051

Condensed Statement of Changes in Units Outstanding (Unaudited)

For the three months ended March 31, 2012

	8Unitholders8	8Unitholders8	8Unitholders8
	United States Copper Index Fund
	Sponsor	Unitholders	Total
Units Outstanding, at December 31, 2011	—	100,000	100,000
Additions	—	—	—
Redemptions	—	—	—

Units Outstanding, at March 31, 2012	—	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2011			$24.47

At March 31, 2012			$27.08

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2012

	United States Metals Index Fund*
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$1,000	$—	$1,000
Additions	—	—	—
Redemptions	—	—	—
Net income (loss)	—	—	—

Balances, at March 31, 2012	$1,000	$—	$1,000

*	The United States Metals Index Fund had not commenced operations as of March 31, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2012

	United States Agriculture Index Fund*
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$1,000	$—	$1,000
Additions	—	—	—
Redemptions	—	—	—
Net income (loss)	—	—	—

Balances, at March 31, 2012	$1,000	$—	$1,000

*	The United States Agriculture Index Fund had not commenced operations as of March 31, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2012

	United States Commodity Index Funds Trust
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$2,000	$353,296,410	$353,298,410
Additions	—	56,398,718	56,398,718
Redemptions	—	—	—
Net income	—	15,999,508	15,999,508

Balances, at March 31, 2012	$2,000	$425,694,636	$425,696,636

Condensed Statement of Changes in Units Outstanding (Unaudited)

For the three months ended March 31, 2012

	United States Commodity Index Funds Trust
	Sponsor	Unitholders	Total
Units Outstanding, at December 31, 2011	—	6,100,000	6,100,000
Additions	—	900,000	900,000
Redemptions	—	—	—

Units Outstanding, at March 31, 2012	—	7,000,000	7,000,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	United States Commodity Index Fund
	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows from Operating Activities:
Net income	$15,738,571	$17,307,171
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	7,854,039	(26,004,189)
Unrealized gain on futures contracts	(24,592,576)	(8,045,639)
Decrease in receivable from Sponsor	—	14,490
Increase in interest receivable	(1,405)	(686)
Increase in other assets	(21,989)	(16,894)
Increase in management fees payable	3,662	233,781
Increase (decrease) in professional fees payable	(65,446)	48,468
Increase (decrease) in brokerage commissions payable	(3,380)	14,860
Decrease in other liabilities	(9,052)	—

Net cash used in operating activities	(1,097,576)	(16,448,638)

Cash Flows from Financing Activities:
Addition of units	44,117,244	295,052,248
Redemption of units	—	(6,884,386)

Net cash provided by financing activities	44,117,244	288,167,862

Net Increase in Cash and Cash Equivalents	43,019,668	271,719,224

Cash and Cash Equivalents, beginning of period	310,491,998	87,443,112

Cash and Cash Equivalents, end of period	$353,511,666	$359,162,336

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	United States Copper Index Fund
	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows from Operating Activities:
Net income	$260,937	$—
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(60,878)	—
Unrealized gain on futures contracts	(207,288)	—
Increase in receivable from Sponsor	(8,539)	—
Increase in interest receivable	(10)	—
Increase in other assets	(164)	—
Increase in management fees payable	207	—
Increase in professional fees payable	9,068	—
Increase in other liabilities	38	—

Net cash used in operating activities	(6,629)	—

Cash Flows from Financing Activities:
Addition of units	—	—
Redemption of units	—	—

Net cash provided by financing activities	—	—

Net Decrease in Cash and Cash Equivalents	(6,629)	—

Cash and Cash Equivalents, beginning of period	2,114,061	1,000

Cash and Cash Equivalents, end of period	$2,107,432	$1,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

United States Metals Index Fund*
	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows from Operating Activities:
Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	—	—
Unrealized (gain) loss on futures contracts	—	—
(Increase) decrease in receivable from Sponsor	—	—
(Increase) decrease in interest receivable	—	—
(Increase) decrease in other assets	—	—
Increase (decrease) in management fees payable	—	—
Increase (decrease) in professional fees payable	—	—
Increase (decrease) in brokerage commissions payable	—	—
Increase (decrease) in other liabilities	—	—

Net cash provided by (used in) operating activities	—	—

Cash Flows from Financing Activities:
Addition of units	—	—
Redemption of units	—	—

Net cash provided by (used in) financing activities	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	—	—

Cash and Cash Equivalents, beginning of period	1,000	1,000

Cash and Cash Equivalents, end of period	$1,000	$1,000

*	The United States Metals Index Fund had not commenced operations as of March 31, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

United States Agriculture Index Fund*
	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows from Operating Activities:
Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	—	—
Unrealized (gain) loss on futures contracts	—	—
(Increase) decrease in receivable from Sponsor	—	—
(Increase) decrease in interest receivable	—	—
(Increase) decrease in other assets	—	—
Increase (decrease) in management fees payable	—	—
Increase (decrease) in professional fees payable	—	—
Increase (decrease) in brokerage commissions payable	—	—
Increase (decrease) in other liabilities	—	—

Net cash provided by (used in) operating activities	—	—

Cash Flows from Financing Activities:
Addition of units	—	—
Redemption of units	—	—

Net cash provided by (used in) financing activities	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	—	—

Cash and Cash Equivalents, beginning of period	1,000	1,000

Cash and Cash Equivalents, end of period	$1,000	$1,000

*	The United States Agriculture Index Fund had not commenced operations as of March 31, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	United States Commodity Index Funds Trust
	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows from Operating Activities:
Net income	$15,999,508	$17,307,171
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	7,793,161	(26,004,189)
Unrealized gain on futures contracts	(24,799,864)	(8,045,639)
(Increase) decrease in receivable from Sponsor	(8,539)	14,490
Increase in interest receivable	(1,415)	(686)
Increase in other assets	(22,153)	(16,894)
Increase in management fees payable	3,869	233,781
Increase (decrease) in professional fees payable	(56,378)	48,468
Increase (decrease) in brokerage commissions payable	(3,380)	14,860
Decrease in other liabilities	(9,014)	—

Net cash used in operating activities	(1,104,205)	(16,448,638)

Cash Flows from Financing Activities:
Addition of units	44,117,244	295,052,248
Redemption of units	—	(6,884,386)

Net cash provided by financing activities	44,117,244	288,167,862

Net Increase in Cash and Cash Equivalents	43,013,039	271,719,224

Cash and Cash Equivalents, beginning of period	312,608,059	87,446,112

Cash and Cash Equivalents, end of period	$355,621,098	$359,165,336

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended March 31, 2012 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, and the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012. USCI, CPER and USAG each issues units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). There is an additional series, the United States Metals Index Fund (“USMI”), which was formed on November 26, 2010. USMI is not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. USCI, CPER, USAG and USMI are collectively referred to herein as the “Trust Series”. The Trust and each Trust Series operate pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement dated as of November 10, 2010 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF” or “Sponsor”) is the sponsor of the Trust, USCI, CPER and USAG and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

USCF has the power and authority to establish and designate one or more series and to issue units thereof, from time to time as it deems necessary or desirable. USCF has exclusive power to fix and determine the relative rights and preferences as between the units of any series as to right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights. The term for which the Trust is to exist commenced on the date of the filing of the Certificate of Trust, and the Trust and any Fund will exist in perpetuity, unless earlier terminated in accordance with the provisions of the Trust Agreement. Separate and distinct records must be maintained for each Fund and the assets associated with a Fund must be held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other Fund. Each Fund is separate from all other Funds created as series of the Trust in respect of the assets and liabilities allocated to that Fund and represents a separate investment portfolio of the Trust.

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

As the only two Trust Series offered as of March 31, 2012, each of USCI and CPER issued units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”); effective as of May 1, 2012, each of USCI and CPER issue units to Authorized Purchasers by offering baskets consisting of 50,000 units through the Marketing Agent. Effective as of May 1, 2012, each of USAG and USMI will issue units to Authorized Purchasers by offering baskets consisting of 50,000 units through the Marketing Agent. The purchase price for a Creation Basket is based upon the net asset value (“NAV”) of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 through December 31, 2011 (and continuing at least through December 31, 2012), Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 units; prior to July 1, 2011, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Effective as of May 1, 2012 (and continuing at least through December 31, 2012), Authorized Purchasers pay each of CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of each Trust Series but rather at market prices quoted on such exchange.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of the reporting date period of March 31, 2012, USCI and CPER were the only Trust Series publicly available. USAG became listed on the NYSE Arca on April 13, 2012. USMI is not listed on the NYSE Arca, or publicly offered, as of the filing of this quarterly report on Form 10-Q. Only USCI and CPER will be discussed in the Summary of Significant Accounting Policies, unless otherwise stated.

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. Each of USCI, CPER and USAG earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, each of USCI, CPER and USAG earns income on funds held at the custodian and/or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Trust Series are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. Each Trust Series is not subject to income tax return examinations by major taxing authorities for years before 2010 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes or will recognize interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2012 for any Trust Series.

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

Effective January 1, 2012 for USCI (and effective as of November 15, 2011 for CPER and April 13, 2012 for USAG), an allocation convention is applied pursuant to which each Trust Series’ tax items for each month will be allocated among the holders of units in proportion to the number of units owned by them as of the close of business of the last trading day of the previous month. If an investor who holds a unit as of the close of business on the last trading day of the previous month disposes of a unit during the current month, such investor will be treated for purposes of making allocations as if it owned the unit throughout the current month (the “next-month convention”). For example, an investor who buys a unit on April 10 of a year and sells it on May 20 of the same year will be allocated all of the tax items attributable to May (because he or she is deemed to hold it through the last day of May) but will not be allocated any of the tax items attributable to April. The tax items attributable to that unit for April will be allocated to the person who is the actual or deemed holder of the unit as of the close of business on the last trading day of March.

For investors in USCI, as a result of the transition from the same-month convention to the next-month convention, an investor who buys a unit in December 2011 and sells the unit in January 2012 will be allocated the tax items attributable to that unit for December 2011 as well as the tax items attributable to that unit for January 2012, even if the actual holding period is only a few days.

Creations and Redemptions

Effective as of May 1, 2012, Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Prior to May 1, 2012, Authorized Purchasers could only purchase Creation Baskets or redeem Redemption Baskets in blocks of 100,000 units.

Each Trust Series receives or pays, or will receive or pay, the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected or will be reflected in each Trust Series’ condensed statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are or will be reflected as payable for units redeemed.

Calculation of Per Unit Net Asset Value

Each Trust Series’ per unit NAV is or will be calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units outstanding. Each Trust Series uses or will use the closing prices on the relevant Futures Exchanges (as defined in Note 3 below) of the Applicable Benchmark Component Futures Contracts (as defined in Note 3 below) that at any given time make up the Applicable Index (as defined in Note 3 below) (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but calculates or determines the value of all other investments of each Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

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

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 units on Form S-1 with the SEC. On August 10, 2010, USCI listed its units on the NYSE Arca under the ticker symbol “USCI”. USCI established its initial per unit NAV by setting the price at $50.00 and issued 100,000 units in exchange for $5,000,000 on August 10, 2010. USCI also commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 units be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the units comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Units of USCI and, on September 19, 2011, USCF purchased five units of USCI in the open market.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Units of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Units of CPER and purchased 40 units of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Units of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. Upon commencement of USMI’s initial offering of units, USCF will receive Sponsor Units in USMI in exchange for the previously received capital contribution.

USAG and USMI (along with CPER) received notice of effectiveness from the SEC for its registration of 20,000,000 USMI units, 20,000,000 USAG units and 30,000,000 CPER units on September 6, 2011. The order to permit listing CPER, USAG and USMI on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its units on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial offering per unit NAV by setting the price at $25.00 and issued 100,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. CPER also commenced investment operations on November 15, 2011 by purchasing Futures Contracts traded on the COMEX. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. The Authorized Purchaser has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of CPER remain outstanding in order to satisfy NYSE Arca listing requirements.

On April 13, 2012, USAG listed its units on the NYSE Arca under the ticker symbol “USAG.” USAG established its initial offering per unit NAV by setting the price at $25.00. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of USAG remain outstanding in order to satisfy NYSE Arca listing requirements.

USMI has not commenced operations as of the filing of this quarterly report on Form 10-Q.

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

USCI accomplishes its objective through investments in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). The Commodity Index is owned and maintained by SummerHaven Index Management LLC (“SummerHaven Indexing”) and calculated and published by the NYSE Arca. As of March 31, 2012, USCI held 10,262 Futures Contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of March 31, 2012, CPER held 28 Futures Contracts.

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

USAG will seek to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts or the agricultural commodities included in the Agriculture Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the Agriculture Index, are collectively referred to as “Other Agriculture-Related Interests,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG had not commenced operations as of March 31, 2012.

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

USMI will seek to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the Metals Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts, are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” USMI has not commenced operations as of the filing of this quarterly report on Form 10-Q.

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

Other Commodity-Related Investments, Other Copper-Related Investments, Other Agriculture-Related Interests and Other Metals-Related Investments are referred to throughout these Notes to Financial Statements collectively as “Other Related Investments.”

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

NOTE 4 — FEES PAID BY THE USCI AND CPER AND RELATED PARTY TRANSACTIONS

Sponsor Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. As of March 31, 2012, as the only two publicly available series of the Trust, each of USCI and CPER is contractually obligated to pay USCF a fee for these services, which is paid monthly, equal to 0.95% per annum of average daily total net assets.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays or will pay the costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2012 and 2011, neither USCI nor CPER incurred any registration fees or other offering expenses. USAG and USMI did not incur any fees, as such funds had not commenced operations as of the period ended March 31, 2012.

Directors’ Fees and Expenses

Each Trust Series is or will be responsible for paying its portion of the directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is or will be responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Related Public Funds organized as limited partnerships. Each Trust Series shares or will share the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USCI, CPER, USAG and the Related Public Funds.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are or will be paid by such Trust Series. These costs are estimated to be $400,000 for the year ending December 31, 2012 for USCI and $85,000 for the year ending December 31, 2012 for CPER.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays or will pay all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver for USCI was no longer in effect. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to each Trust Series and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of USCI’s, CPER’s, USAG’s, USMI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets, (b) 0.0465% for USCI’s, CPER’s, USAG’s, USMI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USCI’s, CPER’s, USAG’s, USMI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

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

USCF is party to an Amended Advisory Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to USCF with respect to the Applicable Index for each Trust Series and investment decisions for each Trust Series. SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Applicable Index for each Trust Series, anticipated changes to the each Applicable Index and the nature of each Applicable Index’s current or anticipated component securities. For these services, USCF pays SummerHaven a fee based on a percentage of the average total net assets of each Trust Series. For USCI, the fee is equal to the percentage fees paid to USCF minus 0.14%, with that result multiplied by 0.5, minus 0.06% to arrive at the actual fee paid. For each of CPER and USAG, the fee is equal to the percentage fees paid to USCF minus 0.18%, with that result multiplied by 0.5, minus 0.6% to arrive at the actual fee paid.

USCF is also party to an Amended Licensing Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven sub-licensed to USCI, CPER, USAG and USMI the use of certain names and marks, including the Applicable Index for each Trust Series for which SummerHaven has a sub-license from SummerHaven Indexing, the owner of each Applicable Index. Under the Licensing Agreement, USCF will pay SummerHaven an annual fee of $15,000 per each Trust Series for the year ending December 31, 2012, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series.

NOTE 6 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

Each of USCI and CPER, as the only two Trust Series publicly offered as of March 31, 2012, engages in the trading of futures contracts and options on futures contracts and may engage in cleared swaps (collectively, “derivatives”). As such, each of USCI and CPER is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

Each of USCI, CPER and USAG (as well as USMI, once it commences operations), may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

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

All of the Futures Contracts held by each of USCI and CPER were exchange-traded through March 31, 2012. USAG and USMI did not hold futures contracts, as such Trust Series had not commenced operations as of March 31, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each of USCI, CPER and USAG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each of USCI, CPER and USAG bears the risk of financial failure by the clearing broker.

A Trust Series’ cash and other property, such as Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of a Trust Series’ assets posted with that futures commission merchant; however; the majority of each of USCI’s, CPER’s and USAG’s assets are held in Treasuries, cash and/or cash equivalents with USCI’s, CPER’s and USAG’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of USCI’s, CPER’s or USAG’s custodian, however, could result in a substantial loss of each of USCI’s, CPER’s or USAG’s assets. Currently, the assets for USMI held by the Trust Series’ custodian are not invested due to USMI not commencing operations as of the filing of this quarterly report on Form 10-Q.

USCF may invest a portion of each of USCI’s, CPER’s and USAG’s cash in money market funds that seek to maintain a stable per unit NAV. Each of USCI, CPER and USAG may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2012 and December 31, 2011, neither USCI nor CPER held investments in money market funds. USCI and CPER each also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of March 31, 2012 and December 31, 2011, USCI held cash deposits and investments in Treasuries in the amounts of $409,631,197 and $374,465,568, respectively, with the custodian and futures commission merchant. As of March 31, 2012 and December 31, 2011, CPER held cash deposits and investments in Treasuries in the amounts of $2,565,859 and $2,511,610, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USCI’s and CPER’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by the applicable Trust Series are or will be reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 7 — FINANCIAL HIGHLIGHTS

The following tables present per unit performance data and other supplemental financial data for USCI and CPER for the three months ended March 31, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements. USAG and USMI do not report performance data and other supplemental financial information since such Trust Series had not commenced operations as of March 31, 2012.

USCI

	For the three months ended March 31, 2012 (Unaudited)	For the three months ended March 31, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$58.47	$64.37
Total income	3.01	6.22
Total expenses	(0.18)	(0.21)

Net increase in net asset value	2.83	6.01

Net asset value, end of period	$61.30	$70.38

Total Return	4.84%	9.34%

Ratios to Average Net Assets
Total income	4.35%	7.32%

Management fees*	0.95%	0.95%

Total expenses excluding management fees*	0.20%	0.35%

Expenses waived*	—%	(0.06)%

Net expenses excluding management fees*	0.20%	0.29%

Net income	4.07%	7.01%

*	Annualized

CPER

	For the three months ended March 31, 2012 (Unaudited)	For the three months ended March 31, 2011 (Unaudited)*
Per Unit Operating Performance:

Net asset value, beginning of period	$24.47	$—
Total income	2.68	—
Total expenses	(0.07)	—

Net increase in net asset value	2.61	—

Net asset value, end of period	$27.08	$—

Total Return	10.67%	—%

Ratios to Average Net Assets
Total income	10.01%	—%

Management fees**	0.95%	—%

Total expenses excluding management fees**	3.32%	—%

Expenses waived**	(3.15)%	—%

Net expenses excluding management fees**	0.17%	—%

Net income	9.73%	—%

*	CPER had not commenced operations as of March 31, 2011.
**	Annualized

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

The following table summarizes the valuation of USCI’s securities at March 31, 2012 using the fair value hierarchy:

At March 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$305,975,465	$305,975,465	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	694,371	694,371	—	—
United States Contracts	921,513	921,513	—	—

During the three months ended March 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$244,974,365	$244,974,365	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(19,059,012)	(19,059,012)	—	—
United States Contracts	(3,917,680)	(3,917,680)	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at March 31, 2012 using the fair value hierarchy:

At March 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$949,903	$949,903	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	145,275	145,275	—	—

During the three months ended March 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$149,977	$149,977	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(62,013)	(62,013)	—	—

During the period ended December 31, 2011, there were no transfers between Level I and Level II.

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI*

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$1,615,884	$(22,976,692)

Fair Value of Derivative Instruments Held by CPER*
Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$145,275	$(62,013)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI*

		For the three months ended March 31, 2012		For the three months ended March 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(7,786,700)		$9,924,895

	Change in unrealized gain on open positions		$24,592,576		$8,045,639

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER*
		For the three months ended March 31, 2012		For the three months ended March 31, 2011**
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$60,862		$—

	Change in unrealized gain on open positions		$207,288		$—

*

USAG and USMI do not report financial information related to the fair value of derivative instruments or the effect of derivative instruments on the condensed statements of operations since such Trust Series did not commence operations as of March 31, 2012.

**	CPER had not commenced operations as of March 31, 2011.

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 10 — SUBSEQUENT EVENTS

The Trust and each Trust Series have performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows:

USAG listed its units on the NYSE Arca under the ticker symbol “USAG” on April 13, 2012. USAG established its initial offering per unit NAV by setting the price at $25.00. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of USAG remain outstanding in order to satisfy NYSE Arca listing requirements.

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

Introduction

The United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”) are each a commodity pool that issues units representing fractional undivided beneficial interests in USCI, CPER and USAG, respectively (“units”), that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI, CPER and USAG are series of the Trust, a Delaware statutory trust formed on December 21, 2009. The Trust also includes one additional series, the United States Metals Index Fund (“USMI”), that may be publicly offered in the future. USCI, CPER, USAG and USMI are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated November 10, 2010. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each Trust Series are managed and controlled by United States Commodity Funds LLC (“USCF”). For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless specified otherwise, all references will be to USCI and CPER, the only two series of the Trust which publicly offered units as of the reporting period ended March 31, 2012.

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

The investment objective of USCI is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “Commodity Index”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (defined below) that comprise the Commodity Index or the prices of any particular group of Futures Contracts. The Commodity Index is owned and maintained by SummerHaven Index Management, LLC (“SummerHaven Indexing”) and calculated and published by the NYSE Arca. The Commodity Index is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the Commodity Index are referred to herein as “Benchmark Component Futures Contracts”. USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that may fail to closely track the Commodity Index’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

United States Copper Index Fund

CPER invests in Futures Contracts for commodities that are traded on the COMEX and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Copper-Related Investments (as defined below). Market conditions that USCF currently anticipates could cause CPER to invest in Other Copper-Related Investments would be those allowing CPER to obtain greater liquidity or to execute transactions with more favorable pricing.

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

Other Defined Terms

The Copper Index, together with the Commodity Index, the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “Agriculture Index”) and the SummerHaven Dynamic Metals Index Total ReturnSM (the “Metals Index”) are referred to throughout this quarterly report on Form 10-Q collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts, benchmark component agriculture futures contracts for USAG and benchmark component metals futures contracts for USMI are referred to throughout this quarterly report on Form 10-Q collectively as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments, Other Copper-Related Investments, other agriculture-related investments with respect to USAG and other metals-related investments with respect to USMI are collectively referred to herein as “Other Related Investments”. Commodity Interests, Copper Interests, agriculture interests with respect USAG and metals interests with respect to USMI are collectively referred to herein as “Applicable Interests.”

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

On October 18, 2011, the Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below).

Although the regulations became effective on January 17, 2012, the position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at applicable futures exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the futures exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity.

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

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of each Trust Series to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required to be conducted before all requirements of the final rules are implemented, and therefore, it cannot be determined with certainty what impact such regulations will have on the Trust Series.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that each Trust Series is authorized to engage in that may ultimately impact the ability of a Trust Series to meet its investment objective. On April 27, 2011, the CFTC and the SEC proposed joint rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. However, the CFTC and SEC have not implemented final regulations on this issue and it is therefore still uncertain which types of transactions will be ultimately regulated as “swaps.” The proposed rule defining “swap” and “security-based swap” has not been finalized as of the filing of this quarterly report on Form 10-Q.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on a Trust Series by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

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

On February 7, 2012, the CFTC published a rule requiring each futures commission merchant (“FCM”) and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of an FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule is scheduled to become effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. The Trust Series do not anticipate any impact to their operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as the Trust Series) in the form of higher fees and expenses that related to trading swaps.

Finally, on February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

The effect of the future regulatory change on each Trust Series is impossible to predict, but it could be substantial and adverse.

USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the CFTC and is a member of the National Futures Association (the “NFA”). Each Trust Series’ trading advisor is SummerHaven Investment Management, LLC (“SummerHaven”), a Delaware limited liability company that is registered as a commodity trading advisor and CPO with the CFTC and is a member of the NFA. USCF manages each Trust Series’ investments directly, using the trading advisory services of SummerHaven for guidance with respect to the Applicable Index for each Trust Series and USCF’s selection of investments on behalf of each Trust Series. USCF is also authorized to select FCMs to execute each Trust Series’ transactions in Futures Contracts and Other Related Investments.

Commodity Markets

Commodity Futures Price Movements

Three Months Ended March 31, 2012

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited moderate daily swings along with an uneven upward trend during the three months ended March 31, 2012. The table below compares the total returns of the Commodity Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	5.21%
S&P GSCI Commodity Index Total Return(2)	5.88%
Dow Jones-UBS Commodity Index Total Return(2)	0.89%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	3.89%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the Commodity Index as of December 31, 2011 was 1,703.23. As of March 31, 2012, the value of the Commodity Index was 1,792.01, up approximately 5.21% over the three months ended March 31, 2012.

USCI’s per unit NAV began the period at $58.47 and ended at $61.30 on March 31, 2012, an increase of approximately 4.84% over the period. USCI’s per unit NAV reached its high for the period on February 24, 2012 at $64.46 and reached its low for the period on January 5, 2012 at $59.90. The return of 5.21% on the Commodity Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Commodity Index” below for information about how expenses and income affect USCI’s per unit NAV.

Copper Markets

Copper Futures Price Movements

Three Months Ended March 31, 2012

As measured by the three major copper indexes listed below, copper futures prices exhibited moderate daily swings along with an upward trend during the three months ended March 31, 2012. The table below compares the total returns of the Copper Index to the two major copper indexes over this time period.

SummerHaven Copper Index Total ReturnSM(1)	11.12%
S&P GSCI Copper Total Return(2)	11.13%
Dow Jones-UBS Copper Subindex Total Return(2)	11.13%

(1)	The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.
(2)	Source: Bloomberg

The value of the Copper Index as of December 31, 2011 was 1,164.51. As of March 31, 2012, the value of the Copper Index was 1,293.96, up approximately 11.12% over the three months ended March 31, 2012.

CPER’s per unit NAV began the period at $24.47 and ended at $27.08 on March 31, 2012, an increase of approximately 10.67% over the period. CPER’s per unit NAV reached its high for the period on February 9, 2012 at $28.24 and reached its low for the period on January 9, 2012 at $24.35. The return of 11.12% on the Copper Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Copper Index” below for information about how expenses and income affect CPER’s per unit NAV.

Valuation of Futures Contracts and the Computation of the Per Unit NAV

Each Trust Series’ per unit NAV is or will be calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Trust Series’ administrator uses the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts held on the Futures Exchanges, but calculates or determines the value of all other investments of such Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Results of Operations

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 units on Form S-1 with the SEC. On August 10, 2010, USCI listed its units on the NYSE Arca under the ticker symbol “USCI.” USCI established its initial offering per unit NAV by setting the price at $50.00 and issued 100,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $5,000,000 in cash on August 10, 2010. USCI also commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 units be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the units comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Units of USCI, and on September 19, 2011, USCF purchased five units of USCI in the open market.

Since its initial offering of 50,000,000 units, USCI has not registered any subsequent offerings of its units. As of March 31, 2012, USCI had issued 10,100,000 units, 6,900,000 of which were outstanding. As of March 31, 2012, there were 39,900,000 units registered but not yet issued. More units may have been issued by USCI than are outstanding due to the redemption of units.

In connection with the Second Amended and Restated Trust Agreement dated as of November 10, 2010, USMI, USAG, and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Units of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Units of CPER and purchased 40 units of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Units of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. Upon commencement of USMI’s initial offering of units, USCF will receive Sponsor Units in USMI in exchange for the previously received capital contribution.

USMI, USAG and CPER received notice of effectiveness from the SEC for its registration of 20,000,000 USMI units, 20,000,000 USAG units and 30,000,000 CPER units on September 6, 2011. The order to permit listing CPER, USMI and USAG on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its units on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial offering per unit NAV by setting the price at $25.00 and issued 100,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. CPER also commenced investment operations on November 15, 2011 by purchasing Futures Contracts traded on the COMEX. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. The Authorized Purchaser has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of CPER remain outstanding in order to satisfy NYSE Arca listing requirements.

On April 13, 2012, USAG listed its units on the NYSE Arca under the ticker symbol “USAG.” USAG established its initial offering per unit NAV by setting the price at $25.00. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of USAG remain outstanding in order to satisfy NYSE Arca listing requirements.

As of the filing of this quarterly report on Form 10-Q, USMI had not commenced operations.

Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USCI, CPER and USAG cannot be resold. As a result, each of USCI, CPER and USAG contemplate that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Since CPER commenced operations on November 15, 2011, a comparison of CPER’s results of operations for any periods prior to the three months ended March 31, 2012 has not been provided.

As of March 31, 2012, USCI’s total unrealized gain on Futures Contracts owned or held on that day was $1,615,884 and USCI established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) that were equal to $409,631,197. USCI held 86.30% of its cash assets in overnight deposits and Treasuries at its custodian bank, while 13.70% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2012 was $61.30.

By comparison, as of March 31, 2011, USCI’s total unrealized gain on Futures Contracts owned or held on that day was $15,462,956 and USCI established cash deposits and investments in Treasuries that were equal to $393,392,471. USCI held 91.30% of its cash assets in overnight deposits and Treasuries at its custodian bank, while 8.70% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and Treasuries for March 31, 2012, as compared to March 31, 2011, was due to the fact that the amount of settled net assets was higher in the current period. Unsettled net assets (including unrealized gains/losses, receivables, and payables) were lower in the current period, resulting in lower total net assets despite the higher cash balance. The ending per unit NAV on March 31, 2011 was $70.38. The decrease in the per unit NAV for March 31, 2012, as compared to March 31, 2011, was primarily due to the decrease in the prices of the Futures Contracts.

As of March 31, 2012, CPER’s total unrealized gain on Futures Contracts owned or held on that day was $145,275, and CPER established cash deposits and investments in Treasuries that were equal to $2,565,859. CPER held 82.13% of its cash assets in overnight deposits and Treasuries at its custodian bank, while 17.87% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2012 was $27.08.

Portfolio Expenses. Each of USCI’s and CPER’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that each of USCI and CPER pays to USCF is calculated as a percentage of the total net assets of USCI and CPER, respectively. Each of USCI and CPER pays USCF a management fee of 0.95% of its average daily total net assets. Each fee is accrued daily and paid monthly.

During the three months ended March 31, 2012, the average daily total net assets of USCI were $386,990,307. The management fee incurred daily by USCI during the period amounted to $914,080. By comparison, during the three months ended March 31, 2011, the average daily total net assets of USCI were $246,845,671. The management fee incurred by USCI during the period amounted to $578,228.

During the three months ended March 31, 2012, the average daily total net assets of CPER were $2,681,101. The management fee incurred by CPER during the period amounted to $6,333.

In addition to the management fee, each Trust Series pays or will pay all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for USCI for the three months ended March 31, 2012 was $193,743, as compared to $213,856 for the three months ended March 31, 2011. The decrease in gross total expenses excluding management fees for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was primarily due to less creation and redemption activity resulting in a reduction in portfolio commissions during the three months ended March 31, 2012. For the three months ended March 31, 2012 and 2011, USCI did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended March 31, 2012, the expenses of USCI, including management fees, commissions, and all other expenses, totaled $1,107,823. For the three months ended March 31, 2011, an expense waiver was in effect which offset certain of the expenses incurred by USCI. The total amount of the expense waiver was $36,907 for the three months ended March 31, 2011. For the three months ended March 31, 2011, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $792,084, and after allowance for the expense waiver, totaled $755,177. As of March 31, 2011, the expense waiver was no longer in effect.

The gross total of these fees and expenses for CPER for the three months ended March 31, 2012 was $22,119. For the three months ended March 31, 2012, CPER did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended March 31, 2012, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $20,992 for the three months ended March 31, 2012. For the three months ended March 31, 2012, the expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $28,452, and after allowance for the expense waiver, totaled $7,460.

Each Trust Series is or will be responsible for paying its portion of the directors’ and officers’ liability insurance of such Trust Series and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP , the United States Heating Oil Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP and the United States Brent Oil Fund, LP (collectively, the “Related Public Funds”). In addition, as of July 8, 2011, each Trust Series is or will be responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Related Public Funds organized as limited partnerships. Each Trust Series shares or will share the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USCI, CPER, USAG and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USCI, CPER and the Related Public Funds. USCI’s portion of such fees and expenses was $31,792 and CPER’s portion of such fees and expenses was $32.

Each Trust Series also incurs or will incur commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the three months ended March 31, 2012 and 2011, total commissions accrued to brokers amounted to $68,959 and $89,402, respectively, for USCI. The decrease in USCI’s total commissions accrued to brokers for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, was primarily due to a decrease in creation and redemption activity during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. As an annualized percentage of average daily total net assets, USCI’s figure for the three months ended March 31, 2012 represents approximately 0.07% of USCI’s average daily total net assets. By comparison, USCI’s figure for the three months ended March 31, 2011 represented approximately 0.15% of USCI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended March 31, 2012, total commissions accrued to brokers amounted to $42 for CPER. As an annualized percentage of average daily total net assets, CPER’s figure for the three months ended March 31, 2012 represents approximately 0.01% of CPER’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series audit expenses and tax accounting and reporting requirements are or will be paid by such Trust Series. These costs are estimated to be $400,000 for the year ending December 31, 2012 for USCI and $85,000 for the year ending December 31, 2012 for CPER. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

Interest Income. Each Trust Series seeks or will seek to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains or will retain an amount that is approximately equal to its total net assets, which each Trust Series invests or will invest in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with each Trust Series’ custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2012, USCI earned $37,440 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USCI purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2011, USCI earned $55,628 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.09%. USCI purchased Treasuries during the three months ended March 31, 2011 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash equivalents and Treasuries, were slightly lower during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

For the three months ended March 31, 2012, CPER earned $247 in interest income on such cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. CPER purchased Treasuries during three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period.

Portfolio Holdings for USCI

During the three months ended March 31, 2012, USCI’s portfolio held at all times Futures Contracts based on 14 different commodities (except during the four days of the end-of-the-month roll period when more than 14 commodities could be represented while the portfolio re-balances). Due to changes in the composition of the Commodity Index, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The Commodity Index” below). The table below lists the Benchmark Component Futures Contracts held during the three months ended March 31, 2012.

Benchmark Component Futures Contracts for USCI

Benchmark Component Futures Contracts
Commodity	As of 1/1/2012	As of 2/1/2012	As of 3/1/2012
Aluminum	—	—
Cocoa
Coffee	—
Copper	—		—
Corn	—	—	—
Cotton		—	—
Crude Oil (Brent)	—	—	—
Crude Oil (WTI)		—	—
Feeder Cattle	—	—	—
Gas Oil	—	—	—
Gold	—	—	—
Heating Oil		—	—
Lead	—
Lean Hogs	—	—	—
Live Cattle	—	—	—
Natural Gas
Nickel
Platinum
Silver	—	—
Soybean Meal
Soybean Oil
Soybeans
Sugar	—	—	—
Tin			—
Unleaded Gasoline	—	—
Wheat
Zinc	—	—	—

*	From 12/30/11 to 3/30/2012 Source: Bloomberg

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the table above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities during the three months ended March 31, 2012. Second, while the table above lists the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

Benchmark Component Futures Contracts
Commodity	As of 1/1/2012	As of 2/1/2012	As of 3/1/2012	Quarterly Spot Price Performance
Unleaded Gasoline	—	—		26.2%
Soybean Meal				25.6%
Tin			—	18.8%
Soybeans				17.1%
Platinum				17.0%
Silver	—	—		16.5%
Crude Oil (Brent)	—	—	—	14.4%
Copper	—		—	11.4%
Gas Oil	—	—	—	9.8%
Zinc			—	8.9%
Heating Oil		—	—	8.0%
Gold	—	—	—	6.5%
Sugar	—	—	—	6.1%
Soybean Oil				5.8%
Cocoa				5.2%
Aluminum	—	—		4.9%
Crude Oil (WTI)		—	—	4.2%
Cotton		—	—	1.9%
Feeder Cattle	—	—	—	1.7%
Wheat				1.2%
Lead	—			1.0%
Corn	—	—	—	-0.4%
Lean Hogs	—	—	—	-1.0%
Live Cattle	—	—	—	-2.0%
Nickel				-5.2%
Coffee	—			-19.6%
Natural Gas	—	—	—	-28.9%

Tracking Each of USCI’s and CPER’s Benchmark

USCF seeks to manage each Trust Series’ portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the daily changes in the price of the Applicable Index, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in a Trust Series’ per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Applicable Index. As an example, if the average daily movement of the price of the Applicable Index for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Applicable Index’s results). Each Trust Series’ portfolio management goals do not include trying to make the nominal price of its per unit NAV equal to the nominal price of the Applicable Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

USCI

For the 30 valuation days ended March 31, 2012, the simple average daily change in the Commodity Index was (0.052)%, while the simple average daily change in the per unit NAV of USCI over the same time period was (0.058)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was (4.252)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per unit NAV versus the daily movement of the Commodity Index for the 30-valuation day period ended March 31, 2012. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts since inception.

Since the commencement of the offering of USCI’s units to the public on August 10, 2010 to March 31, 2012, the simple average daily change in the Commodity Index was 0.060%, while the simple average daily change in the per unit NAV of USCI over the same time period was 0.055%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was (1.554)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USCI versus the return of the Commodity Index can be calculated by comparing the actual return of USCI, measured by changes in its per unit NAV, versus the expected changes in its per unit NAV under the assumption that USCI’s returns had been exactly the same as the daily changes in the price of the Commodity Index.

For the three months ended March 31, 2012, the actual total return of USCI as measured by changes in its per unit NAV was 4.84%. This is based on an initial per unit NAV of $58.47 on December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $61.30. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Commodity Index, USCI would have had an estimated per unit NAV of $61.52 as of March 31, 2012, for a total return over the relevant time period of 5.22%. The difference between the actual per unit NAV total return of USCI of 4.84% and the expected total return based on the Commodity Index of 5.22% was an error over the time period of (0.38)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the three months ended March 31, 2012, USCI earned interest income of $37,440, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the three months ended March 31, 2012, USCI also collected $3,150 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the three months ended March 31, 2012, USCI incurred net expenses of $1,107,823. Income from interest and Authorized Purchaser collections net of expenses was $(1,067,233), which is equivalent to an annualized weighted average net income rate of (1.11)% for the three months ended March 31, 2012.

By comparison, for the three months ended March 31, 2011, the actual total return of USCI as measured by changes in its per unit NAV was 9.34%. This was based on an initial per unit NAV of $64.37 on December 31, 2010 and an ending per unit NAV as of March 31, 2011 of $70.38. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Commodity Index, USCI would have had an estimated per unit NAV of $70.81 as of March 31, 2011, for a total return over the relevant time period of 9.79%. The difference between the actual per unit NAV total return of USCI of 9.34% and the expected total return based on the Commodity Index of 9.79% was an error over the time period of (0.45)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI paid, offset in part by the income that USCI collected on its cash and cash equivalent holdings. During the three months ended March 31, 2011, USCI earned interest income of $55,628, which was equivalent to a weighted average income rate of 0.09% for such period. In addition, during the three months ended March 31, 2011, USCI also collected $36,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the three months ended March 31, 2011, USCI incurred net expenses of $755,177. Income from interest and Authorized Purchaser collections net of expenses was $(663,549), which was equivalent to an annualized weighted average net income rate of (1.09)% for the three months ended March 31, 2011.

CPER

For the 30 valuation days ended March 31, 2012, the simple average daily change in the Copper Index was 0.031%, while the simple average daily change in the per unit NAV of CPER over the same time period was 0.025%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was 1.910%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per unit NAV versus the daily movement of the Copper Index for the 30-valuation day period ended March 31, 2012. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the Benchmark Component Copper Futures Contracts since inception.

Since the commencement of the offering of CPER’s units to the public on November 15, 2011 to March 31, 2012, the simple average daily change in the Copper Index was 0.104%, while the simple average daily change in the per unit NAV of CPER over the same time period was 0.098%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was (2.937)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2012, the actual total return of CPER as measured by changes in its per unit NAV was 10.67%. This is based on an initial per unit NAV of $24.47 on December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $27.08. During this time period, CPER made no distributions to its unitholders. However, if CPER’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Copper Index, CPER would have had an estimated per unit NAV of $27.18 as of March 31, 2012, for a total return over the relevant time period of 11.07%. The difference between the actual per unit NAV total return of CPER of 10.67% and the expected total return based on the Copper Index of 11.07% was an error over the time period of (0.40)%, which is to say that CPER’s actual total return underperformed the Copper Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Copper Index total return can be attributed to the net impact of the expenses that CPER pays, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the three months ended March 31, 2012, CPER earned interest income of $247, which is equivalent to a weighted average income rate of 0.04% for such period. During the three months ended March 31, 2012, CPER did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of units. During the three months ended March 31, 2012, CPER incurred net expenses of $7,460. Income from interest and Authorized Purchaser collections net of expenses was $(7,213), which is equivalent to a weighted average net income rate of (1.08)% for the three months ended March 31, 2012.

There are currently three factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per unit NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series earns or will earn interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its unitholders and neither USCI nor CPER made any distributions to unitholders during the three months ended March 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to each of USCI’s and CPER’s NAV. At the same time, each of USCI and CPER incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90 Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes or will realize a net yield that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. During the three months ended March 31, 2012, USCI earned, on an annualized basis, approximately 0.04% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.95% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.13% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.11)% and affected USCI’s ability to track its benchmark. During the three months ended March 31, 2012, CPER earned, on an annualized basis, approximately 0.04% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.95% for management fees, approximately 0.01% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.16% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.08)% and affected CPER’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Applicable Index.

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

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per unit NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2012, neither USCI nor CPER held any Other Related Investments, but did, at times and for short holding periods, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If USCI or CPER increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI or CPER may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Commodity Selection

Fourteen of the 27 Futures Contracts are selected for inclusion in the Commodity Index for the next month, subject to the constraint that each of the six commodity sectors is represented by at least one commodity. The methodology used to select the 14 Futures Contracts is based solely on quantitative data using observable futures prices and is not subject to human bias.

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

The following graph shows the sector weights of the commodities selected for inclusion in the Commodity Index as of March 31, 2012.

USCI Sector Weights

as of March 31, 2012

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

Hypothetical Performance of the Commodity Index

The table and chart below show the hypothetical performance of the Commodity Index from December 31, 1997 through March 31, 2012.

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

Hypothetical Performance Results* for the period

from December 31, 1997 through March 31, 2012

Year	Ending Level*	Annual Return
1997	225.02	5.59%
1998	185.54	(17.54)%
1999	236.42	27.42%
2000	331.11	40.05%
2001	303.46	(8.35)%
2002	380.07	25.25%
2003	479.25	26.09%
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012 (YTD)	1,792.01	5.21%

*

The “base level” for the Commodity Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Commodity Index on the last trading day of each year and is used to illustrate the cumulative performance of the Commodity Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM Year-Over-Year

Hypothetical Total Returns (1998-3/31/2012)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2012.

	Hypothetical and Historical Results for the period from December 31,
	1997 through March 31, 2012*
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	85%	69%	407%	696%
Average Annual return (total)	6.75%	8.97%	14.59%	17.92%
Annualized volatility	17.47%	24.23%	19.80%	16.18%
Annualized Sharpe ratio	0.23	0.26	0.59	0.93

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the Commodity Index from December 31, 1997 through March 31, 2012 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Dow Jones-UBS Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the Commodity Index’s calculation methodology with historical prices for the futures contracts comprising the Commodity Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(12/31/01-12/31/12)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes over a five year period.

5 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(12/31/06-12/31/12)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The Copper Index

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

Prior to the end of each month, SummerHaven Indexing determines the composition of the Copper Index and provides such information to the NYSE Arca. Values of the Copper Index are computed by the NYSE Arca and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily Copper Index value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SCITR”. Only settlement and last-sale prices are used in the Copper Index’s calculation, bids and offers are not recognized – including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Copper Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Copper Index value is based on the settlement prices of the Benchmark Component Copper Futures Contracts, and explains why the underlying Copper Index often closes at or near the high or low for the day.

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the Copper Index as of March 31, 2012.

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

Hypothetical Performance of the Copper Index

The table and chart below show the hypothetical performance of the Copper Index from December 31, 1997 through March 31, 2012.

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

Since the Copper Index was launched on November 4, 2010, there is no actual performance history of the Copper Index to present. However, the components of the Copper Index and the weighting of the components of the Copper Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the Copper Index would have performed from December 31, 1997 through March 31, 2012 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Copper Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the Copper Index for the period from December 31, 1997 through March 31, 2012

Year	Ending Level*	Annual Return
1997	156.600
1998	135.446	(13.51)%
1999	172.362	27.26%
2000	174.987	1.52%
2001	139.711	(20.16)%
2002	145.444	4.10%
2003	209.444	44.00%
2004	310.819	48.40%
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012 (YTD)	1,293.960	11.12%

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

	Hypothetical and Historical Results for the period from December 31, 1997 through March 31, 2012
	DJ-UBS Copper TR	Spot Copper less Storage	SCI TR
Total return	678%	334%	987%
Average annual return (total)	22.68%	18.04%	25.75%
Annualized volatility	27.30%	26.47%	26.60%
Annualized Sharpe ratio	0.73	0.58	0.86

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the Copper Index from December 31, 1997 through March 31, 2012 in comparison with a traditional commodity index and spot copper prices: the Dow Jones-UBS Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Dow Jones-UBS Copper Subindex Total ReturnSM includes the contract in the Dow Jones-UBS Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the Copper Index’s calculation methodology with historical prices for the futures contracts comprising the Copper Index. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the Copper Index. As a result, there are inherent limitations in comparing such performance against the Copper Index. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Dow Jones-UBS Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (3/31/02-3/31/12)

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Copper Index in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison Of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (3/31/07-3/31/12)

Source: SummerHaven Indexing, Bloomberg, LME

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

Each Trust Series currently generates or will generate cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated or will allocate substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests or will invest in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is or will be held in cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is or will be held in each Trust Series’ account at its custodian bank and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2012, each of USCI’s and CPER’S expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2012, each of USCI and CPER was forced to use other assets to pay expenses, which could cause a drop in its NAV over time. To the extent expenses exceed income, each of USCI’s, CPER’s and USAG’s NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2012, neither USCI nor CPER was forced to purchase or liquidate any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

Prior to the initial offering of each Trust Series, all payments with respect to each Trust Series’ expenses are paid by USCF. USCI, CPER and USAG, which as of the filing of this quarterly report on Form 10-Q, are the only series which offer units publicly, do not have an obligation or intention to refund such payments made by USCF. USCF is under no obligation to pay any Trust Series’ future expenses. Since the initial offering of units, each of USCI, CPER and USAG has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (iv) other expenses, including tax reporting costs, (v) the fees of the Trustee in connection with its services as Delaware trustee of the Trust, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USCI’s, CPER’s and USAG’s Marketing Agent, Administrator and Custodian, the trading advisory and licensing fees of SummerHaven and offering expenses relating to the initial offering of units of each of USCI, CPER and USAG. If USCF and each Trust Series are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, one or more of the Trust Series could terminate and investors may lose all or part of their investment.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts (or will post) margin and/or holds (or will hold) liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Newedge USA, LLC, each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the three months ended March 31, 2012, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the three months ended March 31, 2012, CPER did not make investments on any foreign exchanges.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2012, each of USCI and CPER held cash deposits and investments in Treasuries in the amount of $409,631,197 and $2,565,859, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USCI’s and CPER’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2012, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of March 31, 2012 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem units, which redemptions must be in blocks of 50,000 units effective as of May 1, 2012 called “Redemption Baskets.” (Prior to May 1, 2012, the size of the Redemption Basket was 100,000 units). Each of USCI, CPER and USAG has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed. From July 1, 2011 through December 31, 2011 (and continuing at least through December 31, 2012), Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Purchasers pay each of CPER and USAG $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Currently, USCI’s, as well as CPER’s and USAG’s, percentage is 0.95% of each respective series’ average daily total net assets. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

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

Each Trust Series pays or will pay its own brokerage and other transaction costs. Each Trust Series pays or will pay fees to FCMs in connection with its transactions in Futures Contracts. FCM fees were 0.07% of average daily total net assets for the three months ended March 31, 2012 for USCI and 0.01% of average daily total net assets for the three months ended March 31, 2012 for CPER. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

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

As of March 31, 2012, USCI’s portfolio consisted of 10,262 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 28 Futures Contracts traded on the COMEX. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see USCI’s website at www.unitedstatescommodityindexfund.com, CPER’s website at www.unitedstatescopperindexfund.com and USAG’s website at www.unitedstatesagricultureindexfund.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI and CPER during the three months ended March 31, 2012.

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

To reduce the credit risk that arises in connection with such contracts, a Trust Series will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty.

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

During the three months ended March 31, 2012, neither USCI nor CPER employed any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, neither USCI nor CPER was exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 15, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month the Trust and currently USCI, CPER and USAG, as the only publicly offered Trust Series, publish account statements for USCI’s, CPER’s and USAG’s unitholders, which include Statements of Income (Loss) Statements of Changes in Net Asset Value and Statements of Changes in Units Outstanding. The account statements are furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each of USCI’s, CPER’s and USAG’s website at www.unitedstatescommodityindexfund.com, www.unitedstatescopperindexfund.com and www.unitedstatesagricultureindexfund.com

Item 6.	Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: May 10, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date May 10, 2012