Form 10-Q/A
period 2012-03-31
United States Commodity Index Funds Trust
filed 2012-07-03
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The United States Commodity Index Funds Trust (the “Trust”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q (“Form 10-Q/A”) for the quarter ended March 31, 2012 that was filed with the Securities and Exchange Commission on May 10, 2012 (“Form 10-Q”) in order to file amended principal executive officer and principal financial officer certifications originally filed as Exhibits 31.1 and 31.2 to the Form 10-Q, which inadvertently omitted certain language referring to internal control over financial reporting.

Except as set forth above, no other changes have been made to the Form 10-Q, and the Form 10-Q/A does not amend, update or change any other items or disclosure found in the Form 10-Q. Further, the Form 10-Q/A does not reflect events that occurred after the filing of the Form 10-Q.

Part II. OTHER INFORMATION

Item 6.	Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q/A (according to the number assigned to them in Item 601 of Regulation S-K):

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

Date: July 3, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date July 3, 2012