Form 10-Q
period 2012-06-30
United States Commodity Index Funds Trust
filed 2012-08-09
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

1320 Harbor Bay Parkway, Suite 145

Alameda, California 94502

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

Condensed Statements of Financial Condition

At June 30, 2012 (Unaudited) and December 31, 2011

	United States Commodity Index Fund
	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$347,679,947	$310,491,998
Equity in Newedge trading accounts:
Cash and cash equivalents	42,649,281	63,973,570
Unrealized gain (loss) on open commodity futures contracts	1,281,665	(22,976,692)
Interest receivable	1,240	145
Other assets	17,380	2,558

Total assets	$391,629,513	$351,491,579

Liabilities and Capital
Management fees payable (Note 4)	$300,596	$327,496
Professional fees payable	235,820	269,136
Brokerage commissions payable	22,815	26,195
Other liabilities	11,040	19,456

Total liabilities	570,271	642,283

Commitments and Contingencies (Notes 4, 5, and 6)

Capital
Sponsor	—	—
Unitholders	391,059,242	350,849,296

Total Capital	391,059,242	350,849,296

Total liabilities and capital	$391,629,513	$351,491,579

Units outstanding	6,800,000	6,000,000

Net asset value per unit	$57.51	$58.47

Market value per unit	$57.64	$58.37

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2012 (Unaudited) and December 31, 2011

	United States Copper Index Fund
	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$2,101,433	$2,114,061
Equity in Newedge trading accounts:
Cash and cash equivalents	314,961	397,549
Unrealized gain (loss) on open commodity futures contracts	44,900	(62,013)
Receivable from Sponsor (Note 4)	41,249	12,453
Interest receivable	44	7
Other assets	119	—

Total assets	$2,502,706	$2,462,057

Liabilities and Capital
Management fees payable (Note 4)	$1,254	$1,986
Professional fees payable	43,185	12,925
Other liabilities	66	32

Total liabilities	44,505	14,943

Commitments and Contingencies (Notes 4, 5, and 6)

Capital
Sponsor	—	—
Unitholders	2,458,201	2,447,114

Total Capital	2,458,201	2,447,114

Total liabilities and capital	$2,502,706	$2,462,057

Units outstanding	100,000	100,000

Net asset value per unit	$24.58	$24.47

Market value per unit	$23.52	$24.50

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2012 (Unaudited) and December 31, 2011

	United States Agriculture Index Fund
	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$3,270,123	$1,000
Equity in Newedge trading accounts:
Cash and cash equivalents	315,933	—
Unrealized gain on open commodity futures contracts	246,428	—
Receivable from Sponsor (Note 4)	20,701	—
Interest receivable	39	—

Total assets	$3,853,224	$1,000

Liabilities and Capital
Management fees payable (Note 4)	$2,351	$—
Professional fees payable	21,725	—
Other liabilities	76	—

Total liabilities	24,152	—

Commitments and Contingencies (Notes 4, 5, and 6)

Capital
Sponsor	—	1,000
Unitholders	3,829,072	—

Total Capital	3,829,072	1,000

Total liabilities and capital	$3,853,224	$1,000

Units outstanding	150,000

Net asset value per unit	$25.53

Market value per unit	$25.59

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2012 (Unaudited) and December 31, 2011

	United States Metals Index Fund
	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$1,968,082	$1,000
Equity in Newedge trading accounts:
Cash and cash equivalents	502,795	—
Unrealized gain on open commodity futures contracts	329	—
Receivable from Sponsor (Note 4)	3,181	—

Total assets	$2,474,387	$1,000

Liabilities and Capital
Management fees payable (Note 4)	$556	$—
Professional fees payable	3,300	—
Other liabilities	9	—

Total liabilities	3,865	—

Commitments and Contingencies (Notes 4, 5, and 6)

Capital
Sponsor	1,000	1,000
Unitholders	2,469,522	—

Total Capital	2,470,522	1,000

Total liabilities and capital	$2,474,387	$1,000

Units outstanding	100,040

Net asset value per unit	$24.70

Market value per unit	$25.00

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2012 (Unaudited) and December 31, 2011

	United States Commodity Index Funds Trust
	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$355,019,585	$312,608,059
Equity in Newedge trading accounts:
Cash and cash equivalents	43,782,970	64,371,119
Unrealized gain (loss) on open commodity futures contracts	1,573,322	(23,038,705)
Receivable from Sponsor (Note 4)	65,131	12,453
Interest receivable	1,323	152
Other assets	17,499	2,558

Total assets	$400,459,830	$353,955,636

Liabilities and Capital
Management fees payable (Note 4)	$304,757	$329,482
Professional fees payable	304,030	282,061
Brokerage commissions payable	22,815	26,195
Other liabilities	11,191	19,488

Total liabilities	642,793	657,226

Commitments and Contingencies (Notes 4, 5, and 6)

Capital
Sponsor	1,000	2,000
Unitholders	399,816,037	353,296,410

Total Capital	399,817,037	353,298,410

Total liabilities and capital	$400,459,830	$353,955,636

Units outstanding	7,150,040	6,100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2012

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-UK Gasoil Futures QS August 2012 contracts, expiring August 2012	332	$619,400	0.16
LME Nickel Futures LN September 2012 contracts, expiring September 2012	213	(5,974,266)	(1.53)
ICE-US Sugar #11 Futures SB October 2012 contracts, expiring September 2012	1,193	437,528	0.11
LME Zinc Futures LX November 2012 contracts, expiring November 2012	599	(2,611,344)	(0.67)
LME Aluminum Futures LA January 2013 contracts, expiring January 2013	480	(1,640,175)	(0.42)
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	506	(5,771,375)	(1.47)

	3,323	(14,940,232)	(3.82)

United States Contracts
CME Feeder Cattle Futures FC August 2012 contracts, expiring August 2012	366	(155,338)	(0.04)
CME Live Cattle Futures LC August 2012 contracts, expiring August 2012	585	326,510	0.08
CBOT Corn Futures C September 2012 contracts, expiring September 2012	873	3,107,363	0.80
CME Lean Hogs Futures LH October 2012 contracts, expiring October 2012	848	525,570	0.14
COMEX Gold Futures GC October 2012 contracts, expiring October 2012	171	482,360	0.12
CBOT Soybean Futures S November 2012 contracts, expiring November 2012	383	1,890,375	0.48
CBOT Soybean Meal Futures SM December 2012 contracts, expiring December 2012	654	3,475,160	0.89
CBOT Soybean Oil Futures BO December 2012 contracts, expiring December 2012	870	440,772	0.11
CBOT Wheat Futures W December 2012 contracts, expiring December 2012	706	241,100	0.06
COMEX Copper Futures HG December 2012 contracts, expiring December 2012	325	1,004,200	0.26
NYMEX Heating Oil Futures HO December 2012 contracts, expiring November 2012	248	(4,334,215)	(1.11)
NYMEX RBOB Gasoline Futures XB December 2012 contracts, expiring November 2012	287	(1,913,932)	(0.49)

	6,316	5,089,925	1.30

Open Futures Contracts - Short*
Foreign Contracts
LME Nickel Futures LN September 2012 contracts, expiring September 2012	213	4,075,352	1.04
LME Zinc Futures LX November 2012 contracts, expiring November 2012	599	(1,097,586)	(0.28)
LME Aluminum Futures LA January 2013 contracts, expiring January 2013	480	4,744,991	1.22
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	506	3,409,215	0.87

	1,798	11,131,972	2.85

Total Open Futures Contracts	11,437	$1,281,665	0.33

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2012

United States Commodity Index Fund (Continued)

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.07%, 7/05/2012	$15,000,000	$14,999,892	3.84
0.05%, 7/12/2012	20,000,000	19,999,725	5.12
0.07%, 7/26/2012	20,000,000	19,999,097	5.12
0.09%, 8/02/2012	20,000,000	19,998,489	5.12
0.08%, 8/09/2012	35,000,000	34,997,156	8.94
0.08%, 8/23/2012	70,000,000	69,991,756	17.90
0.09%, 8/30/2012	20,000,000	19,997,167	5.11
0.07%, 9/13/2012	20,000,000	19,996,755	5.11
0.08%, 9/13/2012	50,000,000	49,991,888	12.78
0.08%, 9/27/2012	25,000,000	24,995,416	6.39
0.09%, 10/11/2012	20,000,000	19,994,900	5.11

Total Cash Equivalents		$314,962,241	80.54

*

All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Index).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2012

United States Copper Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG September 2012 contracts, expiring September 2012	7	$(41,375)	(1.68)
COMEX Copper Futures HG December 2012 contracts, expiring December 2012	21	86,275	3.51

Total Open Futures Contracts	28	$44,900	1.83

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.08%, 8/09/2012	$500,000	$499,959	20.34
0.09%, 8/16/2012	600,000	599,931	24.41
0.08%, 8/23/2012	50,000	49,994	2.03
0.09%, 8/30/2012	200,000	199,972	8.13
0.08%, 9/13/2012	100,000	99,983	4.07
0.08%, 9/27/2012	300,000	299,945	12.20
0.09%, 10/11/2012	150,000	149,962	6.10

Total Cash Equivalents		$1,899,746	77.28

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2012

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Coffee-C Futures KC September 2012 contracts, expiring September 2012	5	$8,044	0.21
ICE-US Sugar #11 Futures SB October 2012 contracts, expiring September 2012	13	15,265	0.40
ICE-Canola Futures RS November 2012 contracts, expiring November 2012	16	8,028	0.21
ICE-US Cocoa Futures CC December 2012 contracts, expiring December 2012	7	12,320	0.32
ICE-US Cotton Futures CT December 2012 contracts, expiring December 2012	4	1,695	0.04

	45	45,352	1.18

United States Contracts
CME Feeder Cattle Futures FC August 2012 contracts, expiring August 2012	3	(25)	(0.00)
CME Lean Hogs Futures LH August 2012 contracts, expiring August 2012	8	15,340	0.40
CME Live Cattle Futures LC August 2012 contracts, expiring August 2012	6	3,660	0.10
CBOT Wheat Futures W September 2012 contracts, expiring September 2012	10	35,688	0.93
KCBOT Hard Red Winter Wheat Futures KW September 2012 contracts, expiring September 2012	1	(138)	(0.00)
CBOT Soybean Meal Futures SM October 2012 contracts, expiring October 2012	7	29,050	0.76
CBOT Soybean Futures S November 2012 contracts, expiring November 2012	8	22,550	0.59
CBOT Corn Futures C December 2012 contracts, expiring December 2012	18	94,375	2.46
CBOT Soybean Oil Futures BO December 2012 contracts, expiring December 2012	1	576	0.02

	62	201,076	5.26

Total Open Futures Contracts	107	$246,428	6.44

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2012

United States Agriculture Index Fund (Continued)

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.08%, 7/12/2012	$1,000,000	$999,977	26.11
0.08%, 8/09/2012	500,000	499,959	13.06
0.09%, 8/16/2012	600,000	599,931	15.67
0.09%, 8/30/2012	200,000	199,972	5.22
0.09%, 9/06/2012	500,000	499,921	13.06
0.09%, 10/11/2012	200,000	199,949	5.22

Total Cash Equivalents		$2,999,709	78.34

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2012

United States Metals Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT September 2012 contracts, expiring September 2012	4	$(6,915)	(0.28)
LME Lead Futures LL October 2012 contracts, expiring October 2012	2	1,143	0.04
LME Nickel Futures LN November 2012 contracts, expiring November 2012	3	3,642	0.15
LME Zinc Futures LX November 2012 contracts, expiring November 2012	8	450	0.02
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	7	(2,287)	(0.09)

	24	(3,967)	(0.16)

United States Contracts
CME Palladium Futures PA September 2012 contracts, expiring September 2012	3	(2,845)	(0.12)
COMEX Silver Futures SI September 2012 contracts, expiring September 2012	2	(3,305)	(0.13)
COMEX Gold Futures GC October 2012 contracts, expiring October 2012	3	9,240	0.37
NYMEX Platinum Futures PL October 2012 contracts, expiring October 2012	2	4,365	0.18
COMEX Copper Futures HG March 2013 contracts, expiring March 2013	5	12,000	0.49

	15	19,455	0.79

Open Futures Contracts - Short*
Foreign Contracts
LME Tin Futures LT September 2012 contracts, expiring September 2012	2	(2,512)	(0.10)
LME Lead Futures LL October 2012 contracts, expiring October 2012	1	(2,307)	(0.09)
LME Nickel Futures LN November 2012 contracts, expiring November 2012	2	(5,738)	(0.23)
LME Zinc Futures LX November 2012 contracts, expiring November 2012	1	(2,989)	(0.12)
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	1	(1,613)	(0.07)

	7	(15,159)	(0.61)

Total Open Futures Contracts	46	$329	0.02

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.08%, 9/20/2012	$800,000	$799,851	32.38
0.09%, 10/11/2012	500,000	499,872	20.23
0.10%, 10/25/2012	500,000	499,839	20.23

Total Cash Equivalents		$1,799,562	72.84

*

All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Index).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	United States Commodity Index Fund
	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(25,060,057)	$(6,882,422)	$(32,846,757)	$3,042,473
Change in unrealized gain (loss) on open positions	(334,219)	(37,703,452)	24,258,357	(29,657,813)
Realized gain on foreign currency transactions	—	1,699	—	1,885
Change in unrealized gain on foreign currency translations	112	—	40	—
Interest income	57,475	68,313	94,915	123,941
Other income	1,400	15,000	4,550	51,000

Total loss	(25,335,289)	(44,500,862)	(8,488,895)	(26,438,514)

Expenses
Management fees (Note 4)	957,412	1,118,504	1,871,492	1,696,732
Professional fees	126,528	173,595	235,773	296,895
Brokerage commissions	66,909	90,206	135,868	179,608
Other expenses	17,603	4,702	33,142	5,856

Total expenses	1,168,452	1,387,007	2,276,275	2,179,091

Expense waiver (Note 4)	—	—	—	(36,907)

Net expenses	1,168,452	1,387,007	2,276,275	(2,142,184)

Net loss	$(26,503,741)	$(45,887,869)	$(10,765,170)	$(28,580,698)

Net loss per unit	$(3.79)	$(6.21)	$(0.96)	$(0.20)

Net loss per weighted average unit	$(3.83)	$(6.59)	$(1.63)	$(5.40)

Weighted average units outstanding	6,923,077	6,958,262	6,588,462	5,290,075

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	United States Copper Index Fund*
	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(143,287)	$—	$(82,425)	$—
Change in unrealized gain (loss) on open positions	(100,375)	—	106,913	—
Interest income	420	—	667	—

Total income (loss)	(243,242)	—	25,155	—

Expenses
Management fees (Note 4)	5,283	—	11,616	—
Professional fees	21,192	—	43,184	—
Brokerage commissions	277	—	319	—
Other expenses	113	—	198	—

Total expenses	26,865	—	55,317	—

Expense waiver (Note 4)	(20,257)	—	(41,249)	—

Net expenses	6,608	—	14,068	—

Net income (loss)	$(249,850)	$—	$11,087	$—

Net income (loss) per unit	$(2.50)		$0.11

Net income (loss) per weighted average unit	$(2.50)		$0.11

Weighted average units outstanding	100,000		100,000

*	The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	United States Agriculture Index Fund*
	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(114,435)	$—	$(114,435)	$—
Change in unrealized gain on open positions	246,428	—	246,428	—
Realized loss on foreign currency transactions	(30)	—	(30)	—
Change in unrealized loss on foreign currency translations	(27)	—	(27)	—
Interest income	467	—	467	—
Other income	350	—	350	—

Total income	132,753	—	132,753	—

Expenses
Management fees (Note 4)	6,004	—	6,004	—
Professional fees	21,725	—	21,725	—
Brokerage commissions	976	—	976	—
Other expenses	76	—	76	—

Total expenses	28,781	—	28,781	—

Expense waiver (Note 4)	(20,700)	—	(20,700)	—

Net expenses	8,081	—	8,081	—

Net income	$124,672	$—	$124,672	$—

Net income per unit	$0.53		$0.53

Net income per weighted average unit	$0.95		$0.95

Weighted average units outstanding	131,686		131,686

*	The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	United States Metals Index Fund*
	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(30,006)	$—	$(30,006)	$—
Change in unrealized gain on open positions	329	—	329	—
Interest income	67	—	67	—

Total loss	(29,610)	—	(29,610)	—

Expenses
Management fees (Note 4)	556	—	556	—
Professional fees	3,300	—	3,300	—
Brokerage commissions	182	—	182	—
Other expenses	9	—	9	—

Total expenses	4,047	—	4,047	—

Expense waiver (Note 4)	(3,181)	—	(3,181)	—

Net expenses	866	—	866	—

Net loss	$(30,476)	$—	$(30,476)	$—

Net loss per unit	$(0.30)		$(0.30)

Net loss per weighted average unit	$(0.30)		$(0.30)

Weighted average units outstanding	100,040		100,040

*	The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	United States Commodity Index Funds Trust
	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(25,347,785)	$(6,882,422)	$(33,073,623)	$3,042,473
Change in unrealized gain (loss) on open positions	(187,837)	(37,703,452)	24,612,027	(29,657,813)
Realized gain (loss) on foreign currency transactions	(30)	1,699	(30)	1,885
Change in unrealized gain on foreign currency translations	85	—	13	—
Interest income	58,429	68,313	96,116	123,941
Other income	1,750	15,000	4,900	51,000

Total loss	(25,475,388)	(44,500,862)	(8,360,597)	(26,438,514)

Expenses
Management fees (Note 4)	969,255	1,118,504	1,889,668	1,696,732
Professional fees	172,745	173,595	303,982	296,895
Brokerage commissions	68,344	90,206	137,345	179,608
Other expenses	17,801	4,702	33,425	5,856

Total expenses	1,228,145	1,387,007	2,364,420	2,179,091

Expense waiver (Note 4)	(44,138)	—	(65,130)	(36,907)

Net expenses	1,184,007	1,387,007	2,299,290	2,142,184

Net loss	$(26,659,395)	$(45,887,869)	$(10,659,887)	$(28,580,698)

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2012

	United States Commodity Index Fund
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$—	$350,849,296	$350,849,296
Additions	—	68,486,860	68,486,860
Redemptions	—	(17,511,744)	(17,511,744)
Net loss	—	(10,765,170)	(10,765,170)

Balances, at June 30, 2012	$—	$391,059,242	$391,059,242

Condensed Statement of Changes in Units Outstanding (Unaudited) For the six months ended June 30, 2012

	United States Commodity Index Fund
	Sponsor	Unitholders	Total
Units Outstanding, at December 31, 2011	—	6,000,000	6,000,000
Additions	—	1,100,000	1,100,000
Redemptions	—	(300,000)	(300,000)

Units Outstanding, at June 30, 2012	—	6,800,000	6,800,000

Net Asset Value Per Unit:
At December 31, 2011			$58.47

At June 30, 2012			$57.51

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2012

	United States Copper Index Fund
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$—	$2,447,114	$2,447,114
Additions	—	—	—
Redemptions	—	—	—
Net income	—	11,087	11,087

Balances, at June 30, 2012	$—	$2,458,201	$2,458,201

Condensed Statement of Changes in Units Outstanding (Unaudited) For the six months ended June 30, 2012

	United States Copper Index Fund
	Sponsor	Unitholders	Total
Units Outstanding, at December 31, 2011	—	100,000	100,000
Additions	—	—	—
Redemptions	—	—	—

Units Outstanding, at June 30, 2012	—	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2011			$24.47

At June 30, 2012			$24.58

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2012

	United States Agriculture Index Fund*
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$1,000	$—	$1,000
Additions	—	3,704,409	3,704,409
Redemptions	(1,009)	—	(1,009)
Net income	9	124,663	124,672

Balances, at June 30, 2012	$—	$3,829,072	$3,829,072

Condensed Statement of Changes in Units Outstanding (Unaudited) For the six months ended June 30, 2012

	United States Agriculture Index Fund*
	Sponsor	Unitholders	Total
Units Outstanding, at December 31, 2011	—	—	—
Additions	40	150,000	150,040
Redemptions	(40)	—	(40)

Units Outstanding, at June 30, 2012	—	150,000	150,000

Net Asset Value Per Unit:
At December 31, 2011			$—

At April 13, 2012*			$25.00

At June 30, 2012			$25.53

*	The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2012

	United States Metals Index Fund*
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$1,000	$—	$1,000
Additions	—	2,499,998	2,499,998
Redemptions	—	—	—
Net loss	—	(30,476)	(30,476)

Balances, at June 30, 2012	$1,000	$2,469,522	$2,470,522

Condensed Statement of Changes in Units Outstanding (Unaudited) For the six months ended June 30, 2012

	United States Metals Index Fund
	Sponsor	Unitholders	Total
Units Outstanding, at December 31, 2011	—	—	—
Additions	40	100,000	100,040
Redemptions	—	—	—

Units Outstanding, at June 30, 2012	40	100,000	100,040

Net Asset Value Per Unit:
At December 31, 2011			$—

At June 19, 2012*			$25.00

At June 30, 2012			$24.70

*	The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Change in Capital (Unaudited)

For the six months ended June 30, 2012

	United States Commodity Index Funds Trust
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$2,000	$353,296,410	$353,298,410
Additions	—	74,691,267	74,691,267
Redemptions	(1,009)	(17,511,744)	(17,512,753)
Net income (loss)	9	(10,659,896)	(10,659,887)

Balances, at June 30, 2012	$1,000	$399,816,037	$399,817,037

Condensed Statement of Changes in Units Outstanding (Unaudited) For the six months ended June 30, 2012

	United States Commodity Index Funds Trust
	Sponsor	Unitholders	Total
Units Outstanding, at December 31, 2011	—	6,100,000	6,100,000
Additions	80	1,350,000	1,350,080
Redemptions	(40)	(300,000)	(300,040)

Units Outstanding, at June 30, 2012	40	7,150,000	7,150,040

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	United States Commodity Index Fund
	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash Flows from Operating Activities:
Net loss	$(10,765,170)	$(28,580,698)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	21,324,289	(56,881,940)
Unrealized (gain) loss on futures contracts	(24,258,357)	29,657,813
Decrease in receivable from Sponsor	—	51,397
Increase in interest receivable	(1,095)	(972)
Increase in other assets	(14,822)	(11,143)
Increase (decrease) in management fees payable	(26,900)	307,701
Increase (decrease) in professional fees payable	(33,316)	49,838
Increase (decrease) in brokerage commissions payable	(3,380)	21,110
Decrease in other liabilities	(8,416)	—

Net cash used in operating activities	(13,787,167)	(55,386,894)

Cash Flows from Financing Activities:
Addition of units	68,486,860	420,560,153
Redemption of units	(17,511,744)	(20,133,828)

Net cash provided by financing activities	50,975,116	400,426,325

Net Increase in Cash and Cash Equivalents	37,187,949	345,039,431

Cash and Cash Equivalents, beginning of period	310,491,998	87,443,112

Cash and Cash Equivalents, end of period	$347,679,947	$432,482,543

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	United States Copper Index Fund*
	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash Flows from Operating Activities:
Net income	$11,087	$—
Adjustments to reconcile net income to net cash used in operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	82,588	—
Unrealized gain on futures contracts	(106,913)	—
Increase in receivable from Sponsor	(28,796)	—
Increase in interest receivable	(37)	—
Increase in other assets	(119)	—
Decrease in management fees payable	(732)	—
Increase in professional fees payable	30,260	—
Increase in other liabilities	34	—

Net cash used in operating activities	(12,628)	—

Cash Flows from Financing Activities:
Addition of units	—	—
Redemption of units	—	—

Net cash provided by financing activities	—	—

Net Decrease in Cash and Cash Equivalents	(12,628)	—

Cash and Cash Equivalents, beginning of period	2,114,061	1,000

Cash and Cash Equivalents, end of period	$2,101,433	$1,000

*	The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	United States Agriculture Index Fund*
	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash Flows from Operating Activities:
Net income	$124,672	$—
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(315,933)	—
Unrealized gain on futures contracts	(246,428)	—
Increase in receivable from Sponsor	(20,701)	—
Increase in interest receivable	(39)	—
Increase in management fees payable	2,351	—
Increase in professional fees payable	21,725	—
Increase in other liabilities	76	—

Net cash used in operating activities	(434,277)	—

Cash Flows from Financing Activities:
Addition of units	3,704,409	—
Redemption of units	(1,009)	—

Net cash provided by financing activities	3,703,400	—

Net Increase in Cash and Cash Equivalents	3,269,123	—

Cash and Cash Equivalents, beginning of period	1,000	1,000

Cash and Cash Equivalents, end of period	$3,270,123	$1,000

*	The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	United States Metals Index Fund*
	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash Flows from Operating Activities:
Net loss	$(30,476)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(502,795)	—
Unrealized gain on futures contracts	(329)	—
Increase in receivable from Sponsor	(3,181)	—
Increase in management fees payable	556	—
Increase in professional fees payable	3,300	—
Increase in other liabilities	9	—

Net cash used in operating activities	(532,916)	—

Cash Flows from Financing Activities:
Addition of units	2,499,998	—
Redemption of units	—	—

Net cash provided by financing activities	2,499,998	—

Net Increase in Cash and Cash Equivalents	1,967,082	—

Cash and Cash Equivalents, beginning of period	1,000	1,000

Cash and Cash Equivalents, end of period	$1,968,082	$1,000

*	The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	United States Commodity Index Funds Trust
	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash Flows from Operating Activities:
Net loss	$(10,659,887)	$(28,580,698)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	20,588,149	(56,881,940)
Unrealized (gain) loss on futures contracts	(24,612,027)	29,657,813
(Increase) decrease in receivable from Sponsor	(52,678)	51,397
Increase in interest receivable	(1,171)	(972)
Increase in other assets	(14,941)	(11,143)
Increase (decrease) in management fees payable	(24,725)	307,701
Increase in professional fees payable	21,969	49,838
Increase (decrease) in brokerage commissions payable	(3,380)	21,110
Decrease in other liabilities	(8,297)	—

Net cash used in operating activities	(14,766,988)	(55,386,894)

Cash Flows from Financing Activities:
Addition of units	74,691,267	420,560,153
Redemption of units	(17,512,753)	(20,133,828)

Net cash provided by financing activities	57,178,514	400,426,325

Net Increase in Cash and Cash Equivalents	42,411,526	345,039,431

Cash and Cash Equivalents, beginning of period	312,608,059	87,443,112

Cash and Cash Equivalents, end of period	$355,019,585	$432,482,543

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended June 30, 2012 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012 and the United States Metals Index Fund (“USMI”), a commodity pool formed on November 26, 2010 and first made available to the public on June 19, 2012. USCI, CPER, USAG and USMI each issues units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI, CPER, USAG and USMI are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement dated as of November 10, 2010 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF” or “Sponsor”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

USCF has the power and authority to establish and designate one or more series and to issue units thereof, from time to time as it deems necessary or desirable. USCF has exclusive power to fix and determine the relative rights and preferences as between the units of any series as to right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights. The term for which the Trust is to exist commenced on the date of the filing of the Certificate of Trust, and the Trust and any Trust Series will exist in perpetuity, unless earlier terminated in accordance with the provisions of the Trust Agreement. Separate and distinct records must be maintained for each Trust Series and the assets associated with a Trust Series must be held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other Trust Series. Each Trust Series is separate from all other Trust Series created as series of the Trust in respect of the assets and liabilities allocated to that Trust Series and represents a separate investment portfolio of the Trust.

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

USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“USGCF”), a series of the United States Currency Funds Trust.

Effective as of May 1, 2012, each of USCI, CPER and USAG issue units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 50,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). USMI issues units to certain Authorized Purchasers by offering baskets consisting of 50,000 units (also “Creation Baskets”) through the Marketing Agent. Prior to May 1, 2012, each of USCI, CPER and USAG issued units to Authorized Purchasers by offering baskets consisting of 100,000 units through the Marketing Agent. The purchase price for a Creation Basket is based upon the net asset value (“NAV”) of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 through December 31, 2012, Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 units; prior to July 1, 2011, Authorized Purchasers paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through December 31, 2012, Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of each Trust Series but rather at market prices quoted on such exchange.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles (“GAAP”) in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. Each Trust Series earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, each Trust Series earns income on funds held at the custodian and/or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Trust Series are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2010 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2012 for any Trust Series.

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

Effective January 1, 2012 for USCI, November 15, 2011 for CPER, April 13, 2012 for USAG and June 19, 2012 for USMI, an allocation convention is applied pursuant to which each Trust Series’ tax items for each month will be allocated among the holders of units in proportion to the number of units owned by them as of the close of business of the last trading day of the previous month. If an investor who holds a unit as of the close of business on the last trading day of the previous month disposes of a unit during the current month, such investor will be treated for purposes of making allocations as if it owned the unit throughout the current month (the “next-month convention”). For example, an investor who buys a unit on April 10 of a year and sells it on May 20 of the same year will be allocated all of the tax items attributable to May (because he or she is deemed to hold it through the last day of May) but will not be allocated any of the tax items attributable to April. The tax items attributable to that unit for April will be allocated to the person who is the actual or deemed holder of the unit as of the close of business on the last trading day of March.

For investors in USCI, as a result of the transition from the same-month convention to the next-month convention, an investor who bought a unit in December 2011 and sold the unit on or after January 1, 2012 will be allocated the tax items attributable to that unit for December 2011 as well as the tax items attributable to that unit for 2012.

Creations and Redemptions

Effective as of May 1, 2012, Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets for USCI, CPER and USAG only in blocks of 50,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Prior to May 1, 2012, Authorized Purchasers could only purchase Creation Baskets or redeem Redemption Baskets for USCI, CPER and USAG in blocks of 100,000 units. USMI was not available to the public until June 19, 2012, and from inception of offering, Authorized Purchasers could only purchase Creation Baskets in blocks of 50,000 units.

Each Trust Series receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in each Trust Series’ condensed statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Calculation of Per Unit Net Asset Value

Each Trust Series’ per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of units outstanding. Each Trust Series uses the closing prices on the relevant Futures Exchanges (as defined in Note 3 below) of the Applicable Benchmark Component Futures Contracts (as defined in Note 3 below) that at any given time make up the Applicable Index (as defined in Note 3 below) (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but calculates or determines the value of all other investments of each Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and the per unit NAV at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. As of June 30, 2012, USCF held 100,000 units of USMI and 50,000 units of USAG.

Offering Costs

Offering costs incurred in connection with the registration of units prior to the commencement of the offering are borne by USCF. Offering costs incurred in connection with the registration of additional units after the commencement of the offering are borne by each Trust Series. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. Costs borne by the Trust Series after the commencement of an offering are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Units of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Units of CPER and purchased 40 units of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Units of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 19, 2012, USCF received 40 Sponsor Units of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI.

CPER, USAG and USMI received notice of effectiveness from the SEC for its registration of 30,000,000 CPER units, 20,000,000 USAG units and 20,000,000 USMI units on September 6, 2011. The order to permit listing CPER, USAG and USMI on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its units on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial offering per unit NAV by setting the price at $25.00 and issued 100,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. CPER also commenced investment operations on November 15, 2011 by purchasing Futures Contracts traded on the COMEX. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. The Authorized Purchaser has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of CPER remain outstanding in order to satisfy NYSE Arca listing requirements.

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

On June 19, 2012, USMI listed its units on the NYSE Arca under the ticker symbol “USMI.” USMI established its initial offering per unit NAV by setting the price at $25.00. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on June 11, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of USMI remain outstanding in order to satisfy NYSE Arca listing requirements.

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

USCI accomplishes its objective through investments in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). The Commodity Index is owned and maintained by SummerHaven Index Management LLC (“SummerHaven Indexing”) and calculated and published by the NYSE Arca. As of June 30, 2012, USCI held 11,437 Futures Contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of June 30, 2012, CPER held 28 Futures Contracts.

USAG’s Investment Objective

The investment objective of USAG is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “Agriculture Index”), less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the Agriculture Index or the prices of any particular group of Futures Contracts. The Agriculture Index is designed to reflect the performance of a diversified group of agricultural commodities. The Agriculture Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the Agriculture Index are traded on ICE Futures US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The Agriculture Index is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Agriculture Futures Contracts that at any given time make up the Agriculture Index are referred to herein as “Benchmark Component Agriculture Futures Contracts.” The relative weighting of the Benchmark Component Agriculture Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Agriculture Futures Contracts developed by SummerHaven Indexing.

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts or the agricultural commodities included in the Agriculture Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the Agriculture Index, are collectively referred to as “Other Agriculture-Related Interests,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of June 30, 2012, USAG held 107 Futures Contracts.

USMI’s Investment Objective

The investment objective of USMI is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Metals Index Total ReturnSM (the “Metals Index”), less USMI’s expenses. USCF does not intend to operate USMI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the Metals Index or the prices of any particular group of Futures Contracts. The Metals Index is designed to reflect the performance of a diversified group of metals. The Metals Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the metals in the Metals Index that are traded on the NYMEX, the LME and the COMEX are collectively referred to herein as “Eligible Metals Futures Contracts.” The Metals Index is comprised of 10 Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Metals Futures Contracts that at any given time make up the Metals Index are referred to herein as “Benchmark Component Metals Futures Contracts.” The relative weighting of the Benchmark Component Metals Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Metals Futures Contracts developed by SummerHaven Indexing.

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the Metals Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts, are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” As of June 30, 2012, USMI held 46 Futures Contracts.

Other Defined Terms – Trust Series

The Commodity Index, the Copper Index, the Agriculture Index and the Metals Index are referred to throughout these Notes to Financial Statements collectively as the “Applicable Index” or “Indices.”

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

NOTE 4 — FEES PAID BY THE TRUST SERIES AND RELATED PARTY TRANSACTIONS

Sponsor Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. For these services, each of USCI, CPER, USAG and USMI is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. Effective as of May 29, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by USMI from 0.95% per annum of average daily total net assets to 0.70% per annum of average daily total net assets. The reduced fee became operational as of June 19, 2012, when USMI first became listed on the NYSE Arca.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2012 and 2011, none of the Trust Series incurred any registration fees or other offering expenses.

Directors’ Fees and Expenses

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Related Public Funds organized as limited partnerships. Each Trust Series shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for the Trust Series and the Related Public Funds.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $300,000 for the year ending December 31, 2012 for USCI, $50,000 for the year ending December 31, 2012 for CPER, $75,000 for the year ending December 31, 2012 for USAG and $75,000 for the year ending December 31, 2012 for USMI.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver for USCI was no longer in effect. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2012, USCF waived $41,249 in expenses for CPER, $20,700 for USAG and $3,181 for USMI. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to each Trust Series and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of USCI’s, CPER’s, USAG’s, USMI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USDHO’s, USSO’s, US12NG’s and USBO’s combined net assets, (b) 0.0465% for USCI’s, CPER’s, USAG’s, USMI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USDHO’s, USSO’s, US12NG’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USCI’s, CPER’s, USAG’s, USMI’s, USOF’s, USNG’s, US12OF’s, UGA’s, USDHO’s, USSO’s, US12NG’s and USBO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

Each Trust Series has entered into a brokerage agreement, dated March 1, 2010 for USCI and November 18, 2011 for each of CPER, USAG and USMI, as amended from time to time, with Newedge USA, LLC (“Newedge”). The agreement requires Newedge to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through Newedge for each Trust Series’ account. In accordance with the agreement, Newedge charges each Trust Series commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or Treasuries. During the six months ended June 30, 2012, total commissions accrued to brokers amounted to $135,868 for USCI, $319 for CPER, $976 for USAG and $182 for USMI. Of this amount, $131,847, $319, $630 and $75 was a result of rebalancing costs for USCI, CPER, USAG and USMI, respectively, and $4,021, $0, $346 and $107 was the result of trades necessitated by creation and redemption activity for USCI, CPER, USAG and USMI, respectively. By comparison, during the six months ended June 30, 2011, total commissions accrued to brokers amounted to $179,608 for USCI, as that was the only Trust Series operational as of June 30, 2011. The decrease in the total commissions accrued to brokers by USCI for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, was primarily a function of decreased brokerage fees due to a lower number of Commodity Interests being held and traded during the six months ended June 30, 2012. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2012 represents approximately 0.07%, 0.02%, 0.14% and 0.23% of average daily total net assets for USCI, CPER, USAG and USMI, respectively. By comparison, the figure for the six months ended June 30, 2011 represented approximately 0.10% of average daily total net assets for USCI. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USCF is party to an Amended Advisory Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to USCF with respect to the Applicable Index for each Trust Series and investment decisions for each Trust Series. SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Applicable Index for each Trust Series, anticipated changes to the each Applicable Index and the nature of each Applicable Index’s current or anticipated component securities. For these services, USCF pays SummerHaven a fee based on a percentage of the average total net assets of each Trust Series. For USCI, the fee is equal to the percentage fees paid to USCF minus 0.14%, with that result multiplied by 0.5, minus 0.06% to arrive at the actual fee paid. For each of CPER, USAG and USMI, the fee is equal to the percentage fees paid to USCF minus 0.18%, with that result multiplied by 0.5, minus 0.6% to arrive at the actual fee paid.

USCF is also party to an Amended Licensing Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven sub-licensed to each Trust Series the use of certain names and marks, including the Applicable Index for each Trust Series for which SummerHaven has a sub-license from SummerHaven Indexing, the owner of each Applicable Index. Under the Licensing Agreement, USCF will pay SummerHaven an annual fee of $15,000 per each Trust Series for the year ending December 31, 2012, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series.

NOTE 6 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

Each Trust Series engages in the trading of futures contracts and options on futures contracts and may engage in cleared swaps (collectively, “derivatives”). As such, each Trust Series is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

Each Trust Series may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through June 30, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

A Trust Series’ cash and other property, such as Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of a Trust Series’ assets posted with that futures commission merchant; however; the majority of each Trust Series’ assets are held in Treasuries, cash and/or cash equivalents with the Trust Series’ custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of the Trust Series’ custodian, however, could result in a substantial loss of each Trust Series’ assets.

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per unit NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2012 and December 31, 2011, none of the Trust Series held investments in money market funds. Each Trust Series also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of June 30, 2012 and December 31, 2011, USCI held cash deposits and investments in Treasuries in the amounts of $390,329,228 and $374,465,568, respectively, with the custodian and futures commission merchant. As of June 30, 2012 and December 31, 2011, CPER held cash deposits and investments in Treasuries in the amounts of $2,416,394 and $2,511,610, respectively, with the custodian and futures commission merchant. As of June 30, 2012 and December 31, 2011, USAG held cash deposits and investments in Treasuries in the amounts of $3,586,056 and $1,000, respectively, with the custodian and futures commission merchant. As of June 30, 2012 and December 31, 2011, USMI held cash deposits and investments in Treasuries in the amounts of $2,470,877 and $1,000, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or futures commission merchant cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, each Trust Series is exposed to market risk equal to the value of Futures Contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, each Trust Series pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

The Trust Series’ policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Trust Series or USCF have a policy of requiring review of the credit standing of each broker or counterparty with which they conduct business.

The financial instruments held by the applicable Trust Series are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 7 — FINANCIAL HIGHLIGHTS

The following tables present per unit performance data and other supplemental financial data for the Trust Series for the six months ended June 30, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the six months ended June 30, 2012 (Unaudited)		For the six months ended June 30, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$58.47		$64.37
Total income (loss)	(0.61)		0.20
Total expenses	(0.35)		(0.40)

Net decrease in net asset value	(0.96)		(0.20)

Net asset value, end of period	$57.51		$64.17

Total Return	(1.64)%		(0.31)%

Ratios to Average Net Assets
Total income (loss)	(2.14)%		(7.34)%

Management fees*	0.95%		0.95%

Total expenses excluding management fees*	0.21%		0.27%

Expenses waived*	—%		(0.02)%

Net expenses excluding management fees*	0.21%		0.25%

Net income (loss)	(2.72)%		(7.94)%

* Annualized

CPER

	For the six months ended June 30, 2012 (Unaudited)		For the six months ended June 30, 2011 (Unaudited)*
Per Unit Operating Performance:

Net asset value, beginning of period	$24.47		$—
Total income (loss)	0.25		—
Total expenses	(0.14)		—

Net increase in net asset value	0.11		—

Net asset value, end of period	$24.58		$—

Total Return	0.45%		—%

Ratios to Average Net Assets
Total income (loss)	0.97%		—%

Management fees**	0.90	%***	—%

Total expenses excluding management fees**	3.39%		—%

Expenses waived**	(3.20)%		—%

Net expenses excluding management fees**	0.19%		—%

Net income (loss)	0.43%		—%

*	CPER had not commenced operations as of June 30, 2011.
**	Annualized
***	Effective as of May 29, 2012, USCF agreed to waive the management fee paid by CPER from 0.95% to 0.65% per annum of average daily total net assets.

USAG

	For the six months ended June 30, 2012 (Unaudited)*		For the six months ended June 30, 2011 (Unaudited)**
Per Unit Operating Performance:

Net asset value, beginning of period	$25.00		$—
Total income (loss)	0.59		—
Total expenses	(0.06)		—

Net increase in net asset value	0.53		—

Net asset value, end of period	$25.53		$—

Total Return	2.12%		—%

Ratios to Average Net Assets
Total income (loss)	4.20%		—%

Management fees***	0.88	%****	—%

Total expenses excluding management fees***	3.33%		—%

Expenses waived***	(3.03)%		—%

Net expenses excluding management fees***	0.30%		—%

Net income (loss)	3.94%		—%

*	USAG commenced operations on April 13, 2012.
**	USAG had not commenced operations as of June 30, 2011.
***	Annualized
****	Effective as of May 29, 2012, USCF agreed to waive the management fee paid by USAG from 0.95% to 0.80% per annum of average daily total net assets.

USMI

	For the six months ended June 30, 2012 (Unaudited)*		For the six months ended June 30, 2011 (Unaudited)**
Per Unit Operating Performance:

Net asset value, beginning of period	$25.00		$—
Total income (loss)	(0.29)		—
Total expenses	(0.01)		—

Net decrease in net asset value	(0.30)		—

Net asset value, end of period	$24.70		$—

Total Return	(1.20)%		—%

Ratios to Average Net Assets
Total income (loss)	(1.22)%		—%

Management fees***	0.70	%****	—%

Total expenses excluding management fees***	4.39%		—%

Expenses waived***	(4.00)%		—%

Net expenses excluding management fees***	0.39%		—%

Net income (loss)	(1.26)%		—%

*	USMI commenced operations on June 19, 2012.
**	USMI had not commenced operations as of June 30, 2011.
***	Annualized
****

Effective as of May 30, 2012, USCF agreed to waive the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee became operational as of June 19, 2012.

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

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

The following table summarizes the valuation of USCI’s securities at June 30, 2012 using the fair value hierarchy:

At June 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$314,962,241	$314,962,241	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(3,808,260)	(3,808,260)	—	—
United States Contracts	5,089,925	5,089,925	—	—

During the six months ended June 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$244,974,365	$244,974,365	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(19,059,012)	(19,059,012)	—	—
United States Contracts	(3,917,680)	(3,917,680)	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at June 30, 2012 using the fair value hierarchy:

At June 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$1,899,746	$1,899,746	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	44,900	44,900	—	—

During the six months ended June 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$149,977	$149,977	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(62,013)	(62,013)	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at June 30, 2012 using the fair value hierarchy:

At June 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,999,709	$2,999,709	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	45,352	45,352	—	—
United States Contracts	201,076	201,076	—	—

During the six months ended June 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at June 30, 2012 using the fair value hierarchy:

At June 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$1,799,562	$1,799,562	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(19,126)	(19,126)	—	—
United States Contracts	19,455	19,455	—	—
During the six months ended June 30, 2012, there were no transfers between Level I and Level II.

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$1,281,665	$(22,976,692)

Fair Value of Derivative Instruments Held by CPER
Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$44,900	$(62,013)

Fair Value of Derivative Instruments Held by USAG
Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2012	Fair Value At December 31, 2011*
Futures - Commodity Contracts	Assets	$246,428	$—

Fair Value of Derivative Instruments Held by USMI
Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2012	Fair Value At December 31, 2011*
Futures - Commodity Contracts	Assets	$329	$—

*

USAG and USMI do not report financial information related to the fair value of derivative instruments at December 31, 2011, since such Trust Series had not commenced operations as of December 31, 2011.

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the six months ended June 30, 2012		For the six months ended June 30, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(32,846,757)		$3,042,473

	Change in unrealized gain (loss) on open positions		$24,258,357		$(29,657,813)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER
		For the six months ended June 30, 2012		For the six months ended June 30, 2011*
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(82,425)		$—

	Change in unrealized gain on open positions		$106,913		$—

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the six months ended June 30, 2012		For the six months ended June 30, 2011*
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(114,435)		$—

	Change in unrealized gain on open positions		$246,428		$—

The Effect of Derivative Instruments on the Condensed Statements of Operations of USMI
		For the six months ended June 30, 2012		For the six months ended June 30, 2011*
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(30,006)		$—

	Change in unrealized gain on open positions		$329		$—

*	CPER, USAG and USMI had not commenced operations as of June 30, 2011.

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

Introduction

The United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”) are each a commodity pool that issues units representing fractional undivided beneficial interests in USCI, CPER, USAG and USMI, respectively (“units”), that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI, CPER, USAG and USMI are series of the Trust, a Delaware statutory trust formed on December 21, 2009. USCI, CPER, USAG and USMI are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated November 10, 2010. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each Trust Series are managed and controlled by United States Commodity Funds LLC (“USCF”).

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

United States Agriculture Index Fund

USAG invests in Futures Contracts for commodities that are traded on the ICE Futures US, ICE Futures Canada, the CBOT, the CME and the Kansas City Board of Trade (“KCBT”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Agriculture-Related Investments (as defined below). Market conditions that USCF currently anticipates could cause USAG to invest in Other Agriculture-Related Investments would be those allowing USAG to obtain greater liquidity or to execute transactions with more favorable pricing.

The investment objective of USAG is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “Agriculture Index”), less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the Agriculture Index or the prices of any particular group of Futures Contracts. The Agriculture Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. The Agriculture Index is comprised of fourteen Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Agriculture Futures Contracts that at any given time make up the Agriculture Index are referred to herein as “Benchmark Component Agriculture Futures Contracts.”

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the Agriculture Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.”

United States Metals Index Fund

USMI invests in Futures Contracts for commodities that are traded on the NYMEX, the LME and the COMEX and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Metals-Related Investments (as defined below). Market conditions that USCF currently anticipates could cause USMI to invest in Other Metals-Related Investments would be those allowing USMI to obtain greater liquidity or to execute transactions with more favorable pricing.

The investment objective of USMI is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Metals Index Total ReturnSM (the “Metals Index”), less USMI’s expenses. USCF does not intend to operate USMI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Metals Futures Contracts (as defined below) that comprise the Metals Index or the prices of any particular group of Futures Contracts. The Metals Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. The Metals Index is comprised of ten Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Metals Futures Contracts that at any given time make up the Metals Index are referred to herein as “Benchmark Component Metals Futures Contracts.”

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the Metals Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.”

Other Defined Terms

The Copper Index, together with the Commodity Index, the Agriculture Index and the Metals Index are referred to throughout this quarterly report on Form 10-Q collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts, Benchmark Component Agriculture Futures Contracts and Benchmark Component Metals Futures Contracts are referred to throughout this quarterly report on Form 10-Q collectively as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments, Other Copper-Related Investments, Other Agriculture-Related Investments and Other Metals-Related Investments are collectively referred to herein as “Other Related Investments.” Commodity Interests, Copper Interests, Agriculture Interests and Metals Interests are collectively referred to herein as “Applicable Interests.”

Futures Contracts and Other Commodity Related Investments are collectively referred to as “Commodity Interests” in this quarterly report on Form 10-Q.

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and U.S. designated contract markets such as the NYMEX, COMEX, CME, and CBOT have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not applicable to the Trust Series’ investments) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges but does not limit the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of June 30, 2012, USCI, CPER, USAG and USMI held a net of 537 futures contracts traded on NYMEX, 534 futures contracts traded on the COMEX, 1,819 futures contracts traded on the CME, 3,530 futures contracts traded on the CBOT and 1 futures contract traded on the KCBOT. For the six months ended June 30, 2012, no Trust Series exceeded accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the six months ended June 30, 2012, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME or CBOT.

On October 18, 2011, the CFTC adopted new rules, which establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. See “Introduction – Futures Contracts and Position Limits” in this quarterly report on Form 10-Q for information regarding the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

Futures Contracts and Position Limits

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for many swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact a Trust Series’ ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect a Trust Series. In particular, new position limits imposed on each Trust Series or its counterparties may impact a Trust Series’ ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of a Trust Series’ investments and doing business, which could adversely impact the ability of a Trust Series to achieve its investment objective.

On October 18, 2011, the Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations would require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below) only if such Related Public Fund had “identical trading strategies.” USCF does not believe any of the Related Public Funds should be viewed as having identical trading strategies for purposes of the CFTC’s aggregation rules.

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

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of each Trust Series to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required to be conducted before all requirements of the final rules are implemented, and therefore, it cannot be determined with certainty what impact such regulations will have on each Trust Series.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that each Trust Series is authorized to engage in that may ultimately impact the ability of each Trust Series to meet its investment objective. On May 23, 2011, the CFTC and the SEC published joint proposed rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. On July 13, 2012, the CFTC published a pre-publication version of the joint CFTC and SEC final rules that provide further definition of the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules will be 60 days after the publication of such final rules in the Federal Register, which has not occurred as of the date of filing of this quarterly report on Form 10-Q.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. On May 23, 2012, the CFTC published final regulations, which are not yet effective, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on a Trust Series by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modified the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012. On July 13, 2012, the CFTC issued an order to, in pertinent part, extend the temporary exemptive relief to December 31, 2012.

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

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as a Trust Series) in the form of higher fees and expenses that related to trading swaps.

On February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

The CFTC issued a final rule on May 23, 2012 interpreting the definition of “eligible contract participant,” as amended by the Dodd-Frank Act, in such a manner that a Trust Series may be limited as to the counterparties with which it may enter into currency forward contracts. Additionally, a Trust Series may under certain circumstances related to the amount of assets under management no longer qualify as an eligible contract participant. A Trust Series’ ability to maintain a certain minimum level of assets to qualify as an eligible contract participant allows such Trust Series to enter into swaps on swap execution facilities as well as on a bilateral, off-exchange basis. The loss of status as an eligible contract participant and the resulting loss of eligible counterparties and investment options could impact a Trust Series’ ability to achieve its investment objective.

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

Commodity Markets

Commodity Futures Price Movements

Six Months Ended June 30, 2012

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited moderate daily swings along with an uneven downward trend during the six months ended June 30, 2012. The table below compares the total returns of the Commodity Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	(0.90)%
S&P GSCI Commodity Index Total Return(2)	(7.23)%
Dow Jones-UBS Commodity Index Total Return(2)	(3.70)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(5.79)%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the Commodity Index as of December 31, 2011 was 1,703.23. As of June 30, 2012, the value of the Commodity Index was 1,687, down approximately 0.90% over the six months ended June 30, 2012.

USCI’s per unit NAV began the period at $58.47 and ended at $57.51 on June 30, 2012, a decrease of approximately 1.64% over the period. USCI’s per unit NAV reached its high for the period on February 24, 2012 at $64.46 and reached its low for the period on June 21, 2012 at $55.23. The return of (0.90)% on the Commodity Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Commodity Index” below for information about how expenses and income affect USCI’s per unit NAV.

Copper Markets

Copper Futures Price Movements

Six Months Ended June 30, 2012

As measured by the two major copper indexes listed below, copper futures prices exhibited moderate daily swings along with an upward trend during the six months ended June 30, 2012. The table below compares the total returns of the Copper Index to the Dow Jones-UBS Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(1)	1.04%
Dow Jones-UBS Copper Subindex Total Return(2)	1.14%

(1)	The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.
(2)	Source: Bloomberg

The value of the Copper Index as of December 31, 2011 was 1,164.51. As of June 30, 2012, the value of the Copper Index was 1,176.64, up approximately 1.04% over the six months ended June 30, 2012.

CPER’s per unit NAV began the period at $24.47 and ended at $24.58 on June 30, 2012, an increase of approximately 0.45% over the period. CPER’s per unit NAV reached its high for the period on February 9, 2012 at $28.24 and reached its low for the period on June 8, 2012 at $23.18. The return of 1.04% on the Copper Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Copper Index” below for information about how expenses and income affect CPER’s per unit NAV.

Agriculture Markets

Agriculture Futures Price Movements

Six Months Ended June 30, 2012

As measured by the four major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with an upward trend during the six months ended June 30, 2012. The table below compares the total returns of the Agriculture Index to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	2.58%
S&P GSCI® Agriculture Index Total Return (2)	5.45%
Dow Jones – UBS Agriculture Total Return Sub-indexSM (2)	5.51%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM (2)	3.95%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the Agriculture Index as of USAG’s inception on April 12, 2012 was 349.41. As of June 30, 2012, the value of the Agriculture Index was 357.77, up approximately 2.39% over the period from April 12, 2012 through June 30, 2012.

USAG’s per unit NAV at inception on April 12, 2012 was $25.00 and ended at $25.53 on June 30, 2012, an increase of approximately 2.12% over the period. USAG’s per unit NAV reached its high for the period on June 29, 2012 at $25.53 and reached its low for the period on June 1, 2012 at $23.08. The six month return of 2.58% on the Agriculture Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Agriculture Index” below for information about how expenses and income affect USAG’s per unit NAV.

Metals Markets

Metals Futures Price Movements

Six Months Ended June 30, 2012

As measured by the four major metals indexes listed below, metals futures prices exhibited moderate daily swings along with a downward trend during the six months ended June 30, 2012. The table below compares the total returns of the Metals Index to the three major metals indexes over this time period.

SummerHaven Metals Index Total ReturnSM(1)	(2.13)%
Rogers International Commodity Index®-Metals Total Return (2)	(2.47)%
Dow Jones – UBS Industrial Metals Total Return Sub-indexSM (2)	(3.77)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Metals Total ReturnTM (2)	(2.20)%

(1)	The inception date for the SummerHaven Metals Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the Metals Index as of USMI’s inception on June 18, 2012 was 814.45. As of June 30, 2012, the value of the Metals Index was 806.17, down approximately 1.02% over the period from June 18, 2012 through June 30, 2012.

USMI’s per unit NAV at inception on June 18, 2012 was $25.00 and ended at $24.70 on June 30, 2012, a decrease of approximately 1.20% over the period. USMI’s per unit NAV reached its high for the period on June 19, 2012 at $25.09 and reached its low for the period on June 28, 2012 at $23.71. The six month return of (2.13)% on the Metals Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Metals Index” below for information about how expenses and income affect USMI’s per unit NAV.

Valuation of Futures Contracts and the Computation of the Per Unit NAV

Each Trust Series’ per unit NAV is calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Trust Series’ administrator uses the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts held on the Futures Exchanges, but calculates or determines the value of all other investments of such Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

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

Since its initial offering of 50,000,000 units, USCI has not registered any subsequent offerings of its units. As of June 30, 2012, USCI had issued 9,800,000 units, 6,800,000 of which were outstanding. As of June 30, 2012, there were 40,200,000 units registered but not yet issued. More units may have been issued by USCI than are outstanding due to the redemption of units.

In connection with the Second Amended and Restated Trust Agreement dated as of November 10, 2010, USMI, USAG, and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Units of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Units of CPER and purchased 40 units of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Units of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 19, 2012, USCF received 40 Sponsor Units of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI.

CPER, USAG and USMI received notice of effectiveness from the SEC for its registration of 30,000,000 CPER units, 20,000,000 USAG units and 20,000,000 USMI units on September 6, 2011. The order to permit listing CPER, USMI and USAG on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its units on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial offering per unit NAV by setting the price at $25.00 and issued 100,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. CPER also commenced investment operations on November 15, 2011 by purchasing Futures Contracts traded on the COMEX. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. The Authorized Purchaser has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of CPER remain outstanding in order to satisfy NYSE Arca listing requirements.

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

On June 19, 2012, USMI listed its units on the NYSE Arca under the ticker symbol “USMI.” USMI established its initial offering per unit NAV by setting the price at $25.00. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on June 11, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of USMI remain outstanding in order to satisfy NYSE Arca listing requirements.

Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2012, USCI had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities USA LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., and NewEdge USA LLC and Virtu Financial DB LLC.

As of June 30, 2012, CPER had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., and NewEdge USA.

As of June 30, 2012, USAG had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., and NewEdge USA LLC.

As of June 30, 2012, USMI had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., and NewEdge USA LLC.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Since CPER, USAG and USMI commenced operations on November 15, 2011, April 13, 2012 and June 19, 2012, respectively, a comparison of each of CPER’s, USAG’s and USMI’s results of operations for any periods prior to the six months ended June 30, 2012 has not been provided.

As of June 30, 2012, USCI’s total unrealized gain on Futures Contracts owned or held on that day was $1,281,665 and USCI established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) that were equal to $390,329,228. USCI held 89.07% of its cash assets in overnight deposits and Treasuries at its custodian bank, while 10.93% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2012 was $57.51.

By comparison, as of June 30, 2011, USCI’s total unrealized loss on Futures Contracts owned or held on that day was $22,240,496 and USCI established cash deposits and investments in Treasuries that were equal to $497,590,429. USCI held 86.92% of its cash assets in overnight deposits and Treasuries at its custodian bank, while 13.08% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits and Treasuries for June 30, 2012, as compared to June 30, 2011, was primarily due to lower total net assets for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 The ending per unit NAV on June 30, 2011 was $64.17. The decrease in the per unit NAV for June 30, 2012, as compared to June 30, 2011, was primarily due to the decrease in the prices of the Futures Contracts.

As of June 30, 2012, CPER’s total unrealized gain on Futures Contracts owned or held on that day was $44,900, and CPER established cash deposits and investments in Treasuries that were equal to $2,416,394. CPER held 86.97% of its cash assets in overnight deposits and Treasuries at its custodian bank, while 13.03% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2012 was $24.58.

As of June 30, 2012, USAG’s total unrealized gain on Futures Contracts owned or held on that day was $246,428, and USAG established cash deposits and investments in Treasuries that were equal to $3,586,056. USAG held 91.19% of its cash assets in overnight deposits and Treasuries at its custodian bank, while 8.81% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2012 was $25.53.

As of June 30, 2012, USMI’s total unrealized gain on Futures Contracts owned or held on that day was $329, and USMI established cash deposits and investments in Treasuries that were equal to $2,470,877. USMI held 79.65% of its cash assets in overnight deposits and Treasuries at its custodian bank, while 20.35% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2012 as $24.70.

Portfolio Expenses. Each Trust Series’ expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that each Trust Series pays to USCF is calculated as a percentage of the total net assets of such Trust Series. Each Trust Series is contractually obligated to pay USCF a management fee of 0.95% of its average daily total net assets. Effective as of May 29, 2012 (and continuing through at least March 31, 2013), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing through at least March 31, 2013), USCF voluntarily waived the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee became operational as of June 19, 2012, the date USMI became listed on the NYSE Arca. Each fee is accrued daily and paid monthly.

During the six months ended June 30, 2012, the average daily total net assets of USCI were $396,163,018. The management fee incurred daily by USCI during the period amounted to $1,871,492. By comparison, during the six months ended June 30, 2011, the average daily total net assets of USCI were $360,167,036. The management fee incurred by USCI during the period amounted to $1,696,732.

During the six months ended June 30, 2012, the average daily total net assets of CPER were $2,593,959. The management fee incurred by CPER during the period amounted to $11,616.

During the six months ended June 30, 2012, the average daily total net assets of USAG were $3,164,303. The management fee incurred by USAG during the period amounted to $6,004.

During the six months ended June 30, 2012, the average daily total net assets of USMI were $2,424,714. The management fee incurred by USMI during the period amounted to $556.

In addition to the management fee, each Trust Series pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for USCI for the six months ended June 30, 2012 was $404,783, as compared to $482,359 for the six months ended June 30, 2011. The decrease in gross total expenses excluding management fees for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to less creation and redemption activity resulting in a reduction in portfolio commissions during the six months ended June 30, 2012. For the six months ended June 30, 2012 and 2011, USCI did not incur any fees or other expenses relating to the registration or offering of additional units. For the six months ended June 30, 2012, the expenses of USCI, including management fees, commissions, and all other expenses, totaled $2,276,275. For a portion of the six months ended June 30, 2011, an expense waiver was in effect which offset certain of the expenses incurred by USCI. The total amount of the expense waiver was $36,907 for the six months ended June 30, 2011. For the six months ended June 30, 2011, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $2,179,091, and after allowance for the expense waiver, totaled $2,142,184. As of March 31, 2011, the expense waiver was no longer in effect.

The gross total of these fees and expenses for CPER for the six months ended June 30, 2012 was $43,701. For the six months ended June 30, 2012, CPER did not incur any fees or other expenses relating to the registration or offering of additional units. For the six months ended June 30, 2012, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $41,249 for the six months ended June 30, 2012. For the six months ended June 30, 2012, the expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $55,317, and after allowance for the expense waiver, totaled $14,068.

The gross total of these fees and expenses for USAG for the six months ended June 30, 2012 was $22,777. For the six months ended June 30, 2012, USAG did not incur any fees or other expenses relating to the registration or offering of additional units. For the six months ended June 30, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USAG. The total amount of the expense waiver was $20,700 for the six months ended June 30, 2012. For the six months ended June 30, 2012, the expenses of USAG, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $28,781, and after allowance for the expense waiver, totaled $8,081.

The gross total of these fees and expenses for USMI for the six months ended June 30, 2012 was $3,491. For the six months ended June 30, 2012, USMI did not incur any fees or other expenses relating to the registration or offering of additional units. For the six months ended June 30, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USMI. The total amount of the expense waiver was $3,181 for the six months ended June 30, 2012. For the six months ended June 30, 2012, the expenses of USMI, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $4,047, and after allowance for the expense waiver, totaled $866.

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance of such Trust Series and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP), the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP and the United States Brent Oil Fund, LP (collectively, the “Related Public Funds”). In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Related Public Funds organized as limited partnerships. Each Trust Series shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for the Trust Series and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USCI, CPER and the Related Public Funds. USCI’s portion of such fees and expenses was $31,792 and CPER’s portion of such fees and expenses was $32.

Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the six months ended June 30, 2012, total commissions accrued to brokers amounted to $135,868 for USCI. Of this amount, $131,847 was a result of rebalancing costs and $4,021 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2011, total commissions accrued to brokers amounted to $179,608 for USCI. The decrease in USCI’s total commissions accrued to brokers for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, was primarily due to a decrease in creation and redemption activity during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. As an annualized percentage of average daily total net assets, USCI’s figure for the six months ended June 30, 2012 represents approximately 0.07% of USCI’s average daily total net assets. By comparison, USCI’s figure for the six months ended June 30, 2011 represented approximately 0.10% of USCI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the six months ended June 30, 2012, total commissions accrued to brokers amounted to $319 for CPER. Of this amount, $319 was a result of rebalancing costs. As an annualized percentage of average daily total net assets, CPER’s figure for the six months ended June 30, 2012 represents approximately 0.02% of CPER’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the six months ended June 30, 2012, total commissions accrued to brokers amounted to $976 for USAG. Of this amount, $630 was a result of rebalancing costs and $346 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USAG’s figure for the six months ended June 30, 2012 represents approximately 0.14% of USAG’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the six months ended June 30, 2012, total commissions accrued to brokers amounted to $182 for USMI. Of this amount, $75 was a result of rebalancing costs and $107 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USMI’s figure for the six months ended June 30, 2012 represents approximately 0.23% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $300,000 for the year ending December 31, 2012 for USCI, $50,000 for the year ending December 31, 2012 for CPER, $75,000 for the year ending December 31, 2012 for USAG and $75,000 for the year ending December 31, 2012 for USMI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2012, USCF waived $41,249, $20,700 and $3,187 for each of CPER, USAG and USMI, respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 1 of this quarterly report on Form 10-Q.

Interest Income. Each Trust Series seeks to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with each Trust Series’ custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2012, USCI earned $94,915 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.05%. USCI purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2011, USCI earned $123,941 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.07%. USCI purchased Treasuries during the six months ended June 30, 2011 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USCI, including cash equivalents and Treasuries, were slightly lower during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

For the six months ended June 30, 2012, CPER earned $667 in interest income on such cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of 0.05%. CPER purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period.

For the six months ended June 30, 2012, USAG earned $467 in interest income on such cash and/or cash equivalents. Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of 0.07%. USAG purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period.

For the six months ended June 30, 2012, USMI earned $67 in interest income on such cash and/or cash equivalents. Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of 0.08%. USMI purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period.

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Since CPER, USAG and USMI commenced operations on November 15, 2011, April 13, 2012 and June 19, 2012, respectively, a comparison of each of CPER’s, USAG’s and USMI’s results of operations for any periods prior to the three months ended June 30, 2012 has not been provided.

Portfolio Expenses. During the three months ended June 30, 2012, the average daily total net assets of USCI were $405,335,729. The management fee incurred daily by USCI during the period amounted to $957,412. By comparison, during the three months ended June 30, 2011, the average daily total net assets of USCI were $427,243,112. The management fee incurred by USCI during the period amounted to $1,118,504.

During the three months ended June 30, 2012, the average daily total net assets of CPER were $2,506,817. The management fee incurred by CPER during the period amounted to $5,283.

During the three months ended June 30, 2012, the average daily total net assets of USAG were $3,164,303. The management fee incurred by USAG during the period amounted to $6,004.

During the three months ended June 30, 2012, the average daily total net assets of USMI were $2,424,714. The management fee incurred by USMI during the period amounted to $556.

In addition to the management fee, each Trust Series pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for USCI for the three months ended June 30, 2012 was $211,040, as compared to $268,503 for the three months ended June 30, 2011. The decrease in gross total expenses excluding management fees for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, was primarily due to less creation and redemption activity resulting in a reduction in portfolio commissions during the three months ended June 30, 2012. For the three months ended June 30, 2012 and 2011, USCI did not incur any fees or other expenses relating to the registration or offering of additional units.

The gross total of these fees and expenses for CPER for the three months ended June 30, 2012 was $21,582. For the three months ended June 30, 2012, CPER did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended June 30, 2012, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $20,257 for the three months ended June 30, 2012. For the three months ended June 30, 2012, the expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $26,865, and after allowance for the expense waiver, totaled $6,608.

The gross total of these fees and expenses for USAG for the three months ended June 30, 2012 was $22,777. For the three months ended June 30, 2012, USAG did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended June 30, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USAG. The total amount of the expense waiver was $20,700 for the three months ended June 30, 2012. For the three months ended June 30, 2012, the expenses of USAG, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $28,781, and after allowance for the expense waiver, totaled $8,081.

The gross total of these fees and expenses for USMI for the three months ended June 30, 2012 was $3,491. For the three months ended June 30, 2012, USMI did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended June 30, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USMI. The total amount of the expense waiver was $3,181 for the three months ended June 30, 2012. For the three months ended June 30, 2012, the expenses of USMI, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $4,047, and after allowance for the expense waiver, totaled $866.

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance of such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Related Public Funds organized as limited partnerships. Each Trust Series shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for the Trust Series and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USCI, CPER and the Related Public Funds. USCI’s portion of such fees and expenses was $31,792 and CPER’s portion of such fees and expenses was $32.

Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the three months ended June 30, 2012, total commissions accrued to brokers amounted to $66,909 for USCI. Of this amount, $64,979 was a result of rebalancing costs and $1,930 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended June 30, 2011, total commissions accrued to brokers amounted to $90,206 for USCI. The decrease in USCI’s total commissions accrued to brokers for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, was primarily due to a decrease in creation and redemption activity during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. As an annualized percentage of average daily total net assets, USCI’s figure for the three months ended June 30, 2012 represents approximately 0.07% of USCI’s average daily total net assets. By comparison, USCI’s figure for the three months ended June 30, 2011 represented approximately 0.08% of USCI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended June 30, 2012, total commissions accrued to brokers amounted to $277 for CPER. Of this amount, $277 was a result of rebalancing costs. As an annualized percentage of average daily total net assets, CPER’s figure for the three months ended June 30, 2012 represents approximately 0.04% of CPER’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended June 30, 2012, total commissions accrued to brokers amounted to $976 for USAG. Of this amount, $630 was a result of rebalancing costs and $346 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USAG’s figure for the three months ended June 30, 2012 represents approximately 0.14% of USAG’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended June 30, 2012, total commissions accrued to brokers amounted to $182 for USMI. Of this amount, $75 was a result of rebalancing costs and $107 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USMI’s figure for the three months ended June 30, 2012 represents approximately 0.23% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $300,000 for the year ending December 31, 2012 for USCI, $50,000 for the year ending December 31, 2012 for CPER, $75,000 for the year ending December 31, 2012 for USAG and $75,000 for the year ending December 31, 2012 for USMI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the three months ended June 30, 2012, USCF waived $20,257, $20,700 and $3,181 for each of CPER, USAG and USMI, respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 1 of this quarterly report on Form 10-Q.

Interest Income. Each Trust Series seeks to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with each Trust Series’ custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2012, USCI earned $57,475 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. USCI purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2011, USCI earned $68,313 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. USCI purchased Treasuries during the three months ended June 30, 2011 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USCI, including cash equivalents and Treasuries, were slightly lower during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

For the three months ended June 30, 2012, CPER earned $420 in interest income on such cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of 0.07%. CPER purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period.

For the three months ended June 30, 2012, USAG earned $467 in interest income on such cash and/or cash equivalents. Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of 0.07%. USAG purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period.

For the three months ended June 30, 2012, USMI earned $67 in interest income on such cash and/or cash equivalents. Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of 0.08%. USMI purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period.

Portfolio Holdings for USCI

During the six months ended June 30, 2012, USCI’s portfolio held at all times Futures Contracts based on 14 different commodities (except during the four days of the end-of-the-month roll period when more than 14 commodities could be represented while the portfolio re-balances). Due to changes in the composition of the Commodity Index, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The Commodity Index” below). The table below lists the Benchmark Component Futures Contracts held during the six months ended June 30, 2012.

Benchmark Component Futures Contracts for USCI

Benchmark Component Futures Contracts
Commodity	1/1/2012	2/1/2012	3/1/2012	4/1/2012	5/1/2012	6/1/2012
Aluminum	—		—
Cocoa			—		—
Coffee			—
Copper		—
Corn	—	—		—	—	—
Cotton	—					—
Crude Oil (Brent)	—	—	—	—	—	—
Crude Oil (WTI)	—	—	—	—		—
Feeder Cattle	—	—	—	—	—	—
Gas Oil	—	—	—	—	—	—
Gold	—	—	—	—	—	—
Heating Oil	—	—	—	—	—	—
Lead				—
Lean Hogs	—					—
Live Cattle	—	—	—	—	—	—
Natural Gas
Nickel		—
Platinum		—
Silver	—	—	—
Soybean Meal				—	—	—
Soybean Oil				—	—
Soybeans				—	—	—
Sugar	—	—	—	—	—
Tin
Unleaded Gasoline	—	—	—	—	—	—
Wheat			—
Zinc					—	—

*	From 12/30/2011 to 6/30/12 Source: Bloomberg

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the table above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities during the six months ended June 30, 2012. Second, while the table above lists the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

Benchmark Component Futures Contracts

Commodity	1/1/2012	2/1/2012	3/1/2012	4/1/2012	5/1/2012	6/1/2012	Spot Price Performance YTD 2012
Soybean Oil				—	—		38.1%
Unleaded Gasoline	—	—	—	—	—	—	28.7%
Soybeans				—	—	—	25.1%
Soybean Meal				—	—	—	24.2%
Crude Oil (Brent)	—	—	—	—	—	—	20.8%
Lean Hogs	—					—	13.0%
Wheat			—				12.5%
Cocoa			—		—		8.2%
Feeder Cattle	—	—	—	—	—	—	3.3%
Corn	—	—		—	—	—	2.1%
Platinum		—					1.5%
Zinc					—	—	0.9%
Gold	—	—	—	—	—	—	0.2%
Copper		—					-1.0%
Live Cattle	—	—	—	—	—	—	-4.1%
Natural Gas							-5.6%
Tin							-5.8%
Silver	—	—	—				-6.6%
Gas Oil	—	—	—	—	—	—	-11.0%
Sugar	—	—	—	—	—		-11.0%
Heating Oil	—	—	—	—	—	—	-11.3%
Aluminum	—		—				-13.5%
Lead				—			-14.9%
Crude Oil (WTI)	—	—	—	—		—	-17.5%
Cotton	—					—	-24.7%
Coffee			—				-25.1%
Nickel		—					-26.5%

*	From 12/30/2011 to 6/30/12 Source: Bloomberg

Tracking Each Trust Series’ Benchmark

USCF seeks to manage each Trust Series’ portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the daily changes in the price of the Applicable Index, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in a Trust Series’ per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Applicable Index. As an example, if the average daily movement of the price of the Applicable Index for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Applicable Index’s results). Each Trust Series’ portfolio management goals do not include trying to make the nominal price of its per unit NAV equal to the nominal price of the Applicable Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

USCI

For the 30-valuation days ended June 30, 2012, the simple average daily change in the Commodity Index was (0.027)%, while the simple average daily change in the per unit NAV of USCI over the same time period was (0.031)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was 2.497%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per unit NAV versus the daily movement of the Commodity Index for the 30-valuation day period ended June 30, 2012. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts since inception.

Since the commencement of the offering of USCI’s units to the public on August 10, 2010 to June 30, 2012, the simple average daily change in the Commodity Index was 0.040%, while the simple average daily change in the per unit NAV of USCI over the same time period was 0.035%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was (1.535)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2012, the actual total return of USCI as measured by changes in its per unit NAV was (1.64)%. This is based on an initial per unit NAV of $58.47 on December 31, 2011 and an ending per unit NAV as of June 30, 2012 of $57.51. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Commodity Index, USCI would have had an estimated per unit NAV of $57.74 as of June 30, 2012, for a total return over the relevant time period of (1.25)%. The difference between the actual per unit NAV total return of USCI of (1.64)% and the expected total return based on the Commodity Index of (0.91)% was an error over the time period of (0.73)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the six months ended June 30, 2012, USCI earned interest income of $94,915, which is equivalent to a weighted average income rate of 0.05% for such period. In addition, during the six months ended June 30, 2012, USCI also collected $4,550 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the six months ended June 30, 2012, USCI incurred net expenses of $2,276,275. Income from interest and Authorized Purchaser collections net of expenses was $(2,176,810), which is equivalent to an annualized weighted average net income rate of (1.10)% for the six months ended June 30, 2012.

By comparison, for the six months ended June 30, 2011, the actual total return of USCI as measured by changes in its per unit NAV was (0.31)%. This was based on an initial per unit NAV of $64.37 on December 31, 2010 and an ending per unit NAV as of June 30, 2011 of $64.17. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Commodity Index, USCI would have had an estimated per unit NAV of $64.58 as of June 30, 2011, for a total return over the relevant time period of 0.33%. The difference between the actual per unit NAV total return of USCI of (0.31)% and the expected total return based on the Commodity Index of 0.33% was an error over the time period of (0.64)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI paid, offset in part by the income that USCI collected on its cash and cash equivalent holdings. During the six months ended June 30, 2011, USCI earned interest income of $123,941, which was equivalent to a weighted average income rate of 0.07% for such period. In addition, during the six months ended June 30, 2011, USCI also collected $51,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the six months ended June 30, 2011, USCI incurred net expenses of $2,142,184. Income from interest and Authorized Purchaser collections net of expenses was $(1,967,243), which was equivalent to an annualized weighted average net income rate of (1.10)% for the six months ended June 30, 2011.

CPER

For the 30-valuation days ended June 30, 2012, the simple average daily change in the Copper Index was 0.019%, while the simple average daily change in the per unit NAV of CPER over the same time period was 0.016%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was (0.910)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per unit NAV versus the daily movement of the Copper Index for the 30-valuation day period ended June 30, 2012. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the Benchmark Component Copper Futures Contracts since inception.

Since the commencement of the offering of CPER’s units to the public on November 15, 2011 to June 30, 2012, the simple average daily change in the Copper Index was 0.007%, while the simple average daily change in the per unit NAV of CPER over the same time period was 0.002%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was (1.182)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2012, the actual total return of CPER as measured by changes in its per unit NAV was 0.45%. This is based on an initial per unit NAV of $24.47 on December 31, 2011 and an ending per unit NAV as of June 30, 2012 of $24.58. During this time period, CPER made no distributions to its unitholders. However, if CPER’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Copper Index, CPER would have had an estimated per unit NAV of $24.62 as of June 30, 2012, for a total return over the relevant time period of 0.61%. The difference between the actual per unit NAV total return of CPER of 0.45% and the expected total return based on the Copper Index of 0.61% was an error over the time period of (0.16)%, which is to say that CPER’s actual total return underperformed the Copper Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Copper Index total return can be attributed to the net impact of the expenses that CPER pays, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the six months ended June 30, 2012, CPER earned interest income of $667, which is equivalent to a weighted average income rate of 0.05% for such period. During the six months ended June 30, 2012, CPER did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of units. During the six months ended June 30, 2012, CPER incurred net expenses of $14,068. Income from interest and Authorized Purchaser collections net of expenses was $(13,401), which is equivalent to a weighted average net income rate of (1.04)% for the six months ended June 30, 2012.

USAG

For the 30-valuation days ended June 30, 2012, the simple average daily change in the Agriculture Index was 0.188%, while the simple average daily change in the per unit NAV of USAG over the same time period was 0.188%. The average daily difference was 0.0004% (or 0.04 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Agriculture Index, the average error in daily tracking by the per unit NAV was 47.09%, meaning that over this time period USAG’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per unit NAV versus the daily movement of the Agriculture Index for the 30-valuation day period ended June 30, 2012. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the Benchmark Component Agriculture Futures Contracts since inception.

Since the commencement of the offering of USAG’s units to the public on April 13, 2012 to June 30, 2012, the simple average daily change in the Agriculture Index was 0.048%, while the simple average daily change in the per unit NAV of USAG over the same time period was 0.043%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Agriculture Index, the average error in daily tracking by the per unit NAV was 22.98%, meaning that over this time period USAG’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USAG versus the return of the Agriculture Index can be calculated by comparing the actual return of USAG, measured by changes in its per unit NAV, versus the expected changes in its per unit NAV under the assumption that USAG’s returns had been exactly the same as the daily changes in the price of the Agriculture Index.

For the period ended June 30, 2012, the actual total return of USAG as measured by changes in its per unit NAV was 2.12%. This is based on an initial per unit NAV of $25.00 on April 13, 2012 and an ending per unit NAV as of June 30, 2012 of $25.53. During this time period, USAG made no distributions to its unitholders. However, if USAG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Agriculture Index, USAG would have had an estimated per unit NAV of $25.60 as of June 30, 2012, for a total return over the relevant time period of 2.40%. The difference between the actual per unit NAV total return of USAG of 2.12% and the expected total return based on the Agriculture Index of 2.40% was an error over the time period of (0.28)%, which is to say that USAG’s actual total return underperformed the Agriculture Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Agriculture Index total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the period ended June 30, 2012, USAG earned interest income of $467, which is equivalent to a weighted average income rate of 0.07% for such period. In addition, during the period ended June 30, 2012, USAG also collected $350 from its Authorized Purchasers for creating or redeeming baskets of units. During the period ended June 30, 2012, USAG incurred net expenses of $8,081. Income from interest and Authorized Purchaser collections net of expenses was $(7,264), which is equivalent to a weighted average net income rate of (1.06)% for the period ended June 30, 2012.

USMI

For the 11-valuation days from the commencement of the offering of USMI’s units to the public on June 19, 2012 to June 30, 2012, the simple average daily change in the Metals Index was (0.098)%, while the simple average daily change in the per unit NAV of USMI over the same time period was (0.118)%. The average daily difference was (0.0194)% (or (1.94) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Metals Index, the average error in daily tracking by the per unit NAV was (13.99)%, meaning that over this time period USMI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USMI’s per unit NAV versus the daily movement of the Metals Index for the 11-valuation day period ended June 30, 2012. The second chart below shows the monthly total returns of USMI as compared to the monthly value of the Benchmark Component Metals Futures Contracts since inception.

Since the commencement of the offering of USMI’s units to the public on June 19, 2012 to June 30, 2012, the simple average daily change in the Metals Index was (0.098)%, while the simple average daily change in the per unit NAV of USMI over the same time period was (0.118)%. The average daily difference was (0. 194)% (or 194 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Metals Index, the average error in daily tracking by the per unit NAV was (13.99)%, meaning that over this time period USMI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USMI versus the return of the Metals Index can be calculated by comparing the actual return of USMI, measured by changes in its per unit NAV, versus the expected changes in its per unit NAV under the assumption that USMI’s returns had been exactly the same as the daily changes in the price of the Metals Index.

For the period ended June 30, 2012, the actual total return of USMI as measured by changes in its per unit NAV was (1.20)%. This is based on an initial per unit NAV of $25.00 on June 19, 2012 and an ending per unit NAV as of June 30, 2012 of $24.70. During this time period, USMI made no distributions to its unitholders. However, if USMI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Metals Index, USMI would have had an estimated per unit NAV of $24.75 as of June 30, 2012, for a total return over the relevant time period of (1.00)%. The difference between the actual per unit NAV total return of USMI of (1.20)% and the expected total return based on the Metals Index of (1.00)% was an error over the time period of (0.20)%, which is to say that USMI’s actual total return underperformed the Metals Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Metals Index total return can be attributed to the net impact of the expenses that USMI pays, offset in part by the income that USMI collects on its cash and cash equivalent holdings. During the period ended June 30, 2012, USMI earned interest income of $67, which is equivalent to a weighted average income rate of 0.08% for such period. In addition, during the period ended June 30, 2012, USMI did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of units. During the period ended June 30, 2012, USMI incurred net expenses of $866. Income from interest and Authorized Purchaser collections net of expenses was $(799), which is equivalent to a weighted average net income rate of (1.01)% for the period ended June 30, 2012.

Factors That Can Impact Ability to Track the Applicable Index

There are currently three factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per unit NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its unitholders and none of the Trust Series made any distributions to unitholders during the six months ended June 30, 2012. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. During the six months ended June 30, 2012, USCI earned, on an annualized basis, approximately 0.05% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.95% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.14% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.11)% and affected USCI’s ability to track its benchmark. During the six months ended June 30, 2012, CPER earned, on an annualized basis, approximately 0.05% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.90%* for management fees, approximately 0.02% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.17% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.04)% and affected CPER’s ability to track its benchmark. During the period ended June 30, 2012, USAG earned, on an annualized basis, approximately 0.07% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.88%* for management fees, approximately 0.14% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.16% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.11)% and affected USAG’s ability to track its benchmark. During the period ended June 30, 2012, USMI earned, on an annualized basis, approximately 0.08% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.70%* for management fees, approximately 0.23% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.16% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.01)% and affected USMI’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Applicable Index.

*

Effective as of May 29, 2012, USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012, USCF voluntarily waived the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee became operational as of June 19, 2012, the date USMI became listed on the NYSE Arca.

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

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per unit NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2012, none of the Trust Series held any Other Related Investments, but did, at times and for short holding periods, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

The Sponsor anticipates that interest rates will continue to remain at historical lows and therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, the Sponsor anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

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

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton

Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton

Coffee	Coffee “C”	ICE-US	37,500 lbs	U.S. cents/pound

Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound

Corn	Corn	CBOT	5000 bushels	U.S. cents/bushel

Cotton	Cotton	ICE-US	50,000 lbs	U.S. cents/pound

Crude Oil (WTI)	Light, Sweet Crude Oil	NYMEX	1,000 barrels	USD/barrel

Crude Oil (Brent)	Crude Oil	ICE-UK	1,000 barrels	USD/barrel

Gas Oil	Gas Oil	ICE-UK	100 metric tons	USD/metric ton

Gold	Gold	COMEX	100 troy oz.	USD/troy oz.

Heating Oil	Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon

Lead	Lead	LME	25 metric tons	USD/metric ton

Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound

Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound

Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound

Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu

Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton

Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.

Silver	Silver	COMEX	5,000 troy oz.	U.S. cents/troy oz.

Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel

Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton

Soybean Oil	Soybean Oil	CBOT	60,000 lbs.	U.S. cents/pound

Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound

Tin	Tin	LME	5 metric tons	USD/metric ton

Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending	NYMEX	42,000 gallons	U.S. cents/gallon

Wheat	Wheat	CBOT	5,000 bushels	U.S. cents/bushel

TABLE 2

Commodity Symbol	Commodity Name	Sector	Allowed Contracts	Max. Tenor
CO	Brent Crude	Energy	All 12 Calendar Months	12

CL	Crude Oil	Energy	All 12 Calendar Months	12

QS	Gas Oil	Energy	All 12 Calendar Months	12

HO	Heating Oil	Energy	All 12 Calendar Months	12

NG	Natural Gas	Energy	All 12 Calendar Months	12

XB	RBOB	Energy	All 12 Calendar Months	12

FC	Feeder Cattle	Livestock	Jan, Mar, Apr, May, Aug, Sep, Oct, Nov	5

LH	Lean Hogs	Livestock	Feb, Apr, Jun, Jul, Aug, Oct, Dec	5

LC	Live Cattle	Livestock	Feb, Apr, Jun, Aug, Oct, Dec	5

BO	Soybean Oil	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7

C	Corn	Grains	Mar, May, Jul, Sep, Dec	12

S	Soybeans	Grains	Jan, Mar, May, Jul, Aug, Sep, Nov	12

SM	Soymeal	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7

W	Wheat (Soft Red Winter)	Grains	Mar, May, Jul, Sep, Dec	7

LA	Aluminum	Industrial Metals	All 12 Calendar months	12

HG	Copper	Industrial Metals	All 12 Calendar Months	12

LL	Lead	Industrial Metals	All 12 Calendar Months	7

LN	Nickel	Industrial Metals	All 12 Calendar Months	7

LT	Tin	Industrial Metals	All 12 Calendar Months	7

LX	Zinc	Industrial Metals	All 12 Calendar Months	7

GC	Gold	Precious Metals	Feb, Apr, Jun, Aug, Oct, Dec	12

PL	Platinum	Precious Metals	Jan, Apr, Jul, Oct	5

SI	Silver	Precious Metals	Mar, May, Jul, Sep, Dec	5

CC	Cocoa	Softs	Mar, May, Jul, Sep, Dec	7

KC	Coffee	Softs	Mar, May, Jul, Sep, Dec	7

CT	Cotton	Softs	Mar, May, Jul, Dec	7

SB	Sugar	Softs	Mar, May, Jul, Oct	7

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

The following graph shows the sector weights of the commodities selected for inclusion in the Commodity Index as of June 30, 2012.

USCI Sector Weights

as of June 30, 2012

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

Hypothetical Performance of the Commodity Index

The table and chart below show the hypothetical performance of the Commodity Index from December 31, 1997 through June 30, 2012.

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

Hypothetical Performance Results* for the period

from December 31, 1997 through June 30, 2012

Year	Ending Level*	Annual Return
1997	225.02	5.59%
1998	185.54	(17.54)%
1999	236.42	27.42%
2000	331.11	40.05%
2001	303.46	(8.35)%
2002	380.07	25.25%
2003	479.25	26.09%
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012 (YTD)	1687.87	(0.90)%

*

The “base level” for the Commodity Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Commodity Index on the last trading day of each year and is used to illustrate the cumulative performance of the Commodity Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM Year-Over-Year

Hypothetical Total Returns (1998-6/30/2012)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes for the period from December 31, 1997 to June 30, 2012.

	Hypothetical and Historical Results for the period from December 31,
	1997 through June 30, 2012*
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	76%	48%	359%	650%
Average Annual return (total)	5.84%	6.44%	12.78%	16.41%
Annualized volatility	17.55%	24.28%	19.91%	16.22%
Annualized Sharpe ratio	0.18	0.15	0.50	0.83

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the Commodity Index from December 31, 1997 through June 30, 2012 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Dow Jones-UBS Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the Commodity Index’s calculation methodology with historical prices for the futures contracts comprising the Commodity Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/02-6/30/12)

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

(6/30/07-6/30/12)

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

Month	January	February	March	April	May	June	July	August	September	October	November	December
Closest-to- Expiration Eligible Futures Contract	February	March	April	May	June	July	August	September	October	November	December	January
Next Four Eligible Futures Contracts	April	May	June	July	August	September	October	November	December	January	February	March
	May	June	July	August	September	October	November	December	January	February	March	April
	June	July	August	September	October	November	December	January	February	March	April	May
	July	August	September	October	November	December	January	February	March	April	May	June

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the Copper Index as of June 30, 2012.

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

Hypothetical Performance of the Copper Index

The table and chart below show the hypothetical performance of the Copper Index from December 31, 1997 through June 30, 2012.

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

Since the Copper Index was launched on November 4, 2010, there is no actual performance history of the Copper Index to present. However, the components of the Copper Index and the weighting of the components of the Copper Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the Copper Index would have performed from December 31, 1997 through June 30, 2012 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Copper Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the Copper Index for the period from December 31, 1997 through June 30, 2012

Year	Ending Level*	Annual Return
1997	156.600
1998	135.446	(13.51)%
1999	172.362	27.26%
2000	174.987	1.52%
2001	139.711	(20.16)%
2002	145.444	4.10%
2003	209.444	44.00%
2004	310.819	48.40%
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012 (YTD)	1,776.64	1.04%

*

The “base level” for the Copper Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Copper Index on the last trading day of each year and is used to illustrate the cumulative performance of the Copper Index.

    PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Copper Index Year-Over-Year

Hypothetical Total Returns (1998-6/30/12)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Copper Index in comparison with the actual total return a major index and spot copper prices (less storage cost) form December 31, 1997 through June 30, 2012.

	Hypothetical and Historical Results for the period from December 31, 1997 through June 30, 2012
	DJ-UBS Copper TR	SCI TR
Total return	414%	651%
Average annual return (total)	19.22%	22.59%
Annualized volatility	29.00%	28.28%
Annualized Sharpe ratio	0.57	0.70

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the Copper Index from December 31, 1997 through June 30, 2012 in comparison with a traditional commodity index and spot copper prices: the Dow Jones-UBS Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Dow Jones-UBS Copper Subindex Total ReturnSM includes the contract in the Dow Jones-UBS Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the Copper Index’s calculation methodology with historical prices for the futures contracts comprising the Copper Index. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the Copper Index. As a result, there are inherent limitations in comparing such performance against the Copper Index. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Dow Jones-UBS Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (6/30/02-6/30/12)

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Copper Index in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison Of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (6/30/07-6/30/12)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Source: SummerHaven Indexing, Bloomberg, LME

The Agriculture Index

The Agriculture Index is an agricultural sector index designed to broadly represent major agricultural commodities while overweighting the components that are assessed to be in a low inventory state and underweighting the components assessed to be in a high inventory state.

The Agriculture Index consists of fourteen agricultural markets: soybeans, corn, soft red winter wheat, hard red winter wheat, soybean oil, soybean meal, canola, sugar, cocoa, coffee, cotton, live cattle, feeder cattle and lean hogs. Each agricultural commodity is assigned a base weight based on an assessment of market liquidity and the commodity’s overall economic importance. Each commodity is US Dollar based, with the exception of canola, which is quoted in Canadian Dollars and converted to US Dollars for the purpose of the Agriculture Index calculation.

Academic research by Professors Gorton, Rouwenhorst and Hayashi has shown that commodities in relatively low inventory states tend to have higher returns than commodities in relatively high inventory states. Furthermore, relative inventory comparisons can be estimated by the price-based signals momentum and basis. Momentum is the percentage price change in a commodity over the previous year. Basis is the annualized percentage difference between the nearest-to-maturity contract and the second nearest-to-maturity contract. Using these price-based signals, agricultural commodities determined to be in low inventory state will be weighted more heavily, and agricultural commodities in high inventory state will be weighted less heavily during any given month.

The Agriculture Index is rules-based and rebalanced monthly based on observable price signals described above. In this context, the term “rules-based” is meant to indicate that the composition of the Agriculture Index in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that relate to the commodities that are included in the Agriculture Index. Such formulas are not subject to adjustment based on other factors.

The overall return on the Agriculture Index is generated by two components: (i) uncollateralized returns from the Benchmark Component Agriculture Futures Contracts comprising the Agriculture Index and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S Department of the Treasury. SummerHaven Indexing is the owner of the Agriculture Index.

Table 1 below lists the eligible agricultural commodities, the relevant Futures Exchange on which each Benchmark Component Agriculture Futures Contract is listed and quotation details. Table 2 lists the Benchmark Component Agriculture Futures Contracts, their sector designation and maximum allowable tenor.

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel

Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel

Soft Red Winter Wheat	Soft Red Winter Wheat	CBOT	5,000 bushels	U.S. cents/bushel

Hard Red Winter Wheat	Hard Red Winter Wheat	KCBT	5,000 bushels	U.S. cents/bushel

Bean Oil	Bean Oil	CBOT	60,000 lbs.	U.S. cents/pound

Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton

Coffee	Coffee “C”	ICE-US	37,500 lbs.	U.S. cents/pound

Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton

Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound

Canola	Canola	ICE- CANADA	20 tonnes	$CAD/tonne

Cotton	Cotton	ICE-US	50,000 lbs.	U.S. cents/pound

Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound

Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound

Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound

TABLE 2

Commodity Name	Commodity Symbol	Allowed Contracts	Max. Tenor
Soybeans	S	Jan, Mar, May, July, Aug, Sep, Nov,	12

Corn	C	Mar, May, July, Sep, Dec	12

Soft Red Winter Wheat	W	Mar, May, July, Sep, Dec	7

Hard Red Winter Wheat	KW	Mar, May, July, Sep, Dec	5

Bean Oil	BO	Jan, Mar, May, July, Aug, Sep, Oct, Dec	7

Soybean Meal	SM	Jan, Mar, May, July, Aug, Sep, Oct, Dec	7

Coffee	KC	Mar, May, July, Sep, Dec	7

Cocoa	CC	Mar, May, July, Sep, Dec	7

Sugar	SB	Mar, May, July, Oct,	7

Canola	RS	Jan, Mar, May, July, Nov	5

Cotton	CT	Mar, May, July, Dec	7

Feeder Cattle	FC	Jan, Mar, April, May, Aug, Sep, Oct, Nov	5

Live Cattle	LC	Feb, April, June, Aug, Oct, Dec	5

Lean Hogs	LH	Feb, April, June, July, Aug, Oct, Dec	5

Prior to the end of each month, SummerHaven Indexing determines the composition of the Agriculture Index and provides such information to the NYSE Arca. Values of the Agriculture Index are computed by the NYSE Arca and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily Agriculture Index value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDAITR”. Only settlement and last-sale prices are used in the Agriculture Index’s calculation, bids and offers are not recognized; including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Agriculture Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Agriculture Index value is based on the settlement prices of the Benchmark Component Agriculture Futures Contracts, and explains why the underlying Agriculture Index often closes at or near the high or low for the day.

Currency Conversion

Canola seed futures trade on the ICE Futures Canada and are denominated in Canadian dollars. Canola futures prices are divided by the USD/CAD foreign exchange spot price for purposes of index calculation and commodity weighting calculations. The USD/CAD price used for canola futures for the daily Agriculture Index value is the 3:00 p.m. EST USD/CAD price quoted by Bloomberg under currency ticker “USDCAD F150”.

Composition of the Agriculture Index

The composition of the Agriculture Index on any given day, as determined and published by SummerHaven Indexing, is determinative of the benchmark for USAG. Neither the Agriculture Index methodology nor any set of procedures, however, are capable of anticipating all possible circumstances and events that may occur with respect to the Agriculture Index and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the Agriculture Index that cannot be adequately reflected in this description of the Agriculture Index. All questions of interpretation with respect to the application of the provisions of the Agriculture Index methodology, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SummerHaven Indexing.

Contract Expirations

Because the Agriculture Index is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the Agriculture Index for each commodity during a given year are designated by SummerHaven Indexing, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a Futures Exchange ceases trading in all contract expirations relating to a particular Benchmark Component Agriculture Futures Contract, SummerHaven Indexing may designate a replacement contract on the particular agricultural commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the Agriculture Index. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the Agriculture Index. If that timing is not practicable, SummerHaven Indexing will determine the date of the replacement based on a number of factors, including the differences between the existing Benchmark Component Agriculture Futures Contract and the replacement contract with respect to contractual specifications and contract expirations.

If a Benchmark Component Agriculture Futures Contract is eliminated and there is no replacement contract, the underlying agricultural commodity will necessarily drop out of the Agriculture Index. The designation of a replacement contract, or the elimination of an agricultural commodity from the Agriculture Index because of the absence of a replacement contract, could affect the value of the Agriculture Index, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the remaining contracts. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the Agriculture Index.

Commodity Weighting

Each of the Benchmark Component Agriculture Futures Contracts will remain in the Agriculture Index from month to month. Weights for each of the Benchmark Component Agriculture Futures Contracts in the Agriculture Index are determined for the next month. The methodology used to calculate the Agriculture Index weighting is based solely on quantitative data using observable futures prices and is not subject to human bias.

The monthly weighting selection is a three-step process based upon examination of the relevant futures prices for each agricultural commodity:

1)

The annualized percentage price difference between the closest-to-expiration Benchmark Component Agriculture Futures Contract and the next closest-to-expiration Benchmark Component Agriculture Futures Contract is calculated for each of the 14 eligible agricultural commodities on the fifth business day prior ro the first business day of the next calendar month (the “Selection Date”). The four agricultural commodities with the highest percentage price difference are selected.

2)

For the remaining 10 eligible agricultural commodities, the percentage price change of each agricultural commodity over the previous year is calculated, as measured by the change in the price of the closest-to- expiration Benchmark Component Agriculture Futures Contract on the Selection Date from the price of the closest-to-expiration Benchmark Component Agriculture Futures Contract a year prior to the Selection Date. The three agricultural commodities with the highest percentage price change are selected.

3)

For the seven commodities selected through basis (step 1) and momentum (step 2), each commodity weight is increased by 2% above its base weighting for the following month. For the remaining seven commodities not selected, each commodity weight is decreased by 2% below its base weighting for the following month.

Due to the dynamic monthly agricultural commodity weighting calculation, the individual agricultural commodity weights will vary over time, depending on the price observations each month. The Selection Date for the Agriculture Index is the fifth business day prior to the first business day of the next calendar month.

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the Agriculture Index as of June 30, 2012.

Agriculture Index Commodity Weights as of June 30, 2012

Contract Selection

For each agricultural commodity in the Agriculture Index, the index selects a specific Benchmark Component Agriculture Futures Contract with a tenor (i.e., contract month) among the eligible tenors (the range of contract months) based upon the relative prices of the Benchmark Component Agriculture Futures Contracts within the eligible range of contract months. The previous notwithstanding, the contract expiration is not changed for that month if a Benchmark Component Agriculture Futures Contract remains in the Agriculture Index, as long as the contract does not enter expire or enter its notice period in the subsequent month.

Portfolio Construction

The portfolio rebalancing takes place during the Rebalancing Period. At the end of each of the days in the last four business days of each month (the “Rebalancing Period”) one fourth of the prior month portfolio positions are replaced by the new commodity weights for the commodity contracts determined on the Selection Date.

Currency Conversion

Canola futures are denominated and quoted in Canadian dollars.

Agriculture Index Total Return Calculation

The value of the Agriculture Index on any business day is equal to the product of (i) the value of the Agriculture Index on the immediately preceding business day multiplied by (ii) one plus the sum of the day’s returns for another version of the Agriculture Index known as the SummerHaven Dynamic Agriculture Index Excess Return (“SDAI ER”) (explained below) and one business day’s interest from the hypothetical Treasury Bill portfolio. The value of the Agriculture will be calculated and published by the NYSE Arca.

Agriculture Index Base Level

The Agriculture Index was set to 100 on January 2, 1991.

SDAI ER Calculation

The total return of the SDAI ER reflects the percentage change of the market values of the underlying Benchmark Component Agriculture Futures Contracts. During the Rebalancing Period, the Agriculture Index changes its contract holdings and weightings during a four day period. The value of the SDAI ER at the end of a business day “t” is equal to the SDAI ER value on day “t -1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t -1”.

Rebalancing Period

During the Rebalancing Period, existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

Holiday Schedule

The Agriculture Index will not be computed on the following weekdays in 2012:

January	1
January	16
February	20
April	6
May	28
July	4
September	3
November	22
December	25

The holiday schedule is subject to change. USAG will not accept Creation Baskets or Redemption Baskets on these days.

The table and chart below show the hypothetical performance of the Agriculture Index from December 31, 1997 through June 30, 2012.

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

Since the Agriculture Index was launched on September 23, 2010, there is no actual performance history of the Agriculture Index to present. However, the components of the Agriculture Index and the weighting of the components of the Agriculture Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the Agriculture Index would have performed from December 31, 1997 through June 30, 2012 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Agriculture Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 1997 through June 30, 2012

Year	Ending Level*	Annual Return
1997	215.499
1998	167.323	(22.36)%
1999	153.241	(8.42)%
2000	167.805	9.50%
2001	150.407	(10.37)%
2002	179.705	19.48%
2003	201.497	12.13%
2004	213.353	5.88%
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012 (YTD)	357.77	2.58%

*

The “base level” for the Agriculture Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1998-6/30/12)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Agriculture Index in comparison with the actual total return of three major indexes from December 31, 1997 through June 30, 2012.

	Hypothetical and Historical Results for the period from December 31,
	1997 through June 30, 2012
	DJ-UBS Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	(7)%	(42)%	26%	66%
Average annual return (total)	1.73%	(1.43)%	3.15%	4.68%
Annualized volatility	20.73%	21.44%	19.91%	15.84%
Annualized Sharpe ratio	(0.03)	(0.18)	0.03	0.14

The table above shows the performance of the Agriculture Index from December 31, 1997 through June 30, 2012 in comparison with three traditional agricultural commodities indices: the S&P GSCI ® Agriculture Index Total Return, Dow Jones-UBS Agriculture Total Return Sub-index SM , and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total Return TM . The S&P GSCI ® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Dow Jones-UBS Agriculture Total Return Sub-Index SM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total Return TM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month United States Treasury Bills. The data for the SDAI Total Return Index is derived by using the Agriculture Index’s calculation methodology with historical prices for the futures contracts comprising the Agriculture Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the Agriculture Index. As a result, there are inherent limitations in comparing the performance of such indices against the Agriculture Index. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through June 30, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(6/30/02-6/30/12)

Source: SummerHaven Index Management, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Agriculture Index in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(6/30/07-6/30/2012)

Source: SummerHaven Index Management, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The Metals Index

The Metals Index is a metal sector index designed to broadly represent industrial and precious metals while overweighting the components that are assessed to be in a low inventory state and underweighting the components assessed to be in a high inventory state.

The Metals Index consists of ten metals – six base metals and four precious metals. The base metals are aluminum, copper, zinc, nickel, tin and lead. The precious metals are gold, silver, platinum and palladium. Each metal is assigned a base weight based on an assessment of market liquidity and the metal’s overall economic importance.

Academic research by Professors Gorton, Rouwenhorst and Hayashi has shown that commodities in relatively low inventory states tend to have higher returns than commodities in relatively high inventory states. Furthermore, relative inventory comparisons can be estimated by the price-based signals momentum and basis.

Momentum is the percentage price change in a commodity over the previous year. Basis is the annualized percentage difference between the nearest-to-maturity contract and the second nearest-to-maturity contract. Using these price-based signals, metals determined to be in low inventory state will be weighted more heavily, and metals in high inventory state will be weighted less heavily during any given month.

The Metals Index is rules-based and is rebalanced monthly based on observable price signals described above. In this context, the term “rules-based” is meant to indicate that the composition of the Metals Index in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that relate to the commodities that are included in the Metals Index. Such formulas are not subject to adjustment based on other factors.

The overall return on the Metals Index is generated by two components: (i) uncollateralized returns from the Benchmark Component Metals Futures Contracts comprising the Metals Index, and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S Department of the Treasury. SummerHaven Indexing is the owner of the Metals Index.

Table 1 below lists the eligible metals, the relevant Futures Exchange on which each Benchmark Component Metals Futures Contract is listed and quotation details. Table 2 lists the Benchmark Component Metals Futures Contracts, their sector designation and maximum allowable tenor.

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound
Lead	Lead	LME	25 metric tons	USD/metric ton
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton
Tin	Tin	LME	5 metric tons	USD/metric ton
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.
Silver	Silver	COMEX	5,000 troy oz.	U.S. cents/troy oz.
Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.
Palladium	Palladium	NYMEX	100 troy oz.	USD/troy oz.

TABLE 2

Commodity Name	Commodity Symbol	Allowed Contracts	Max. Tenor
Aluminum	LA	All 12 calendar months	12
Copper	HG	All 12 calendar months	12
Lead	LL	All 12 calendar months	7
Nickel	LN	All 12 calendar months	7
Tin	LT	All 12 calendar months	7
Zinc	LX	All 12 calendar months	7
Gold	GC	Feb, April, June, Aug, Oct, Dec	12
Silver	SI	March, May, July, Sep, Dec	5
Platinum	PL	Jan, April, July, Oct	5
Palladium	PA	March, June, Sept, Dec

Prior to the end of each month, SummerHaven Indexing determines the composition of the Metals Index and provides such information to the NYSE Arca. Values of the Metals Index are computed by the NYSE Arca and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily Metals Index value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDMITR”. Only settlement and last-sale prices are used in the Metals Index’s calculation, bids and offers are not recognized; including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Metals Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Metals Index value is based on the settlement prices of the Benchmark Component Metals Futures Contracts, and explains why the underlying Metals Index often closes at or near the high or low for the day.

Composition of the Metals Index

The composition of the Metals Index on any given day, as determined and published by SummerHaven Indexing, is determinative of the benchmark for USMI. Neither the Metals Index methodology nor any set of procedures, however, are capable of anticipating all possible circumstances and events that may occur with respect to the Metals Index and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the Metals Index that cannot be adequately reflected in this description of the Metals Index. All questions of interpretation with respect to the application of the provisions of the Metals Index methodology, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SummerHaven Indexing.

Contract Expirations

Because the Metals Index is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the Metals Index for each commodity during a given year are designated by SummerHaven Indexing, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a Futures Exchange ceases trading in all contract expirations relating to a particular Benchmark Component Metals Futures Contract, SummerHaven Indexing may designate a replacement contract on the particular metal. The replacement contract must satisfy the eligibility criteria for inclusion in the Metals Index. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the Metals Index. If that timing is not practicable, SummerHaven Indexing will determine the date of the replacement based on a number of factors, including the differences between the existing Benchmark Component Metals Futures Contract and the replacement contract with respect to contractual specifications and contract expirations.

If a Benchmark Component Metals Futures Contract is eliminated and there is no replacement contract, the underlying metal will necessarily drop out of the Metals Index. The designation of a replacement contract, or the elimination of a metal from the Metals Index because of the absence of a replacement contract, could affect the value of the Metals Index, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the remaining contracts. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the Metals Index.

Commodity Weighting

Each of the Benchmark Component Metals Futures Contracts will remain in the Metals Index from month to month. Weights for each of the Benchmark Component Metals Futures Contracts are determined for the next month. The methodology used to calculate the Metals Index weighting is based solely on quantitative data using observable futures prices and is not subject to human bias.

The monthly weighting selection is a three-step process based upon examination of the relevant futures prices for each metal:

1)

The annualized percentage price difference between the closest-to-expiration Benchmark Component Metals Futures Contract and the next closest-to-expiration Benchmark Component Metals Futures Contract is calculated for each of the 10 eligible metals on the Selection Date. The three metals with the highest percentage price difference are selected.

2)

For the remaining seven eligible metals, the percentage price change of each metal over the previous year is calculated, as measured by the change in the price of the closest-to-expiration Benchmark Component Metals Futures Contract on the Selection Date from the price of the closest-to-expiration Benchmark Component Metals Futures Contract a year prior to the Selection Date. The two metals with the highest percentage price change are selected.

3)

For the five metals selected through basis (step 1) and momentum (step 2), each metal’s weight is increased by 3% above its base weighting for the following month. For the remaining five metals not selected, each metal’s weight is decreased by 3% below its base weighting for the following month.

Due to the dynamic monthly metal weighting calculation, the individual metal weights will vary over time, depending on the price observations each month. The Selection Date for the Metals Index is the fifth business day prior to the first business day of the next calendar month.

The following graph shows the metal weights of the metals selected for inclusion in the Metals Index as of June 30, 2012.

SDMI Commodity Weights

as of June 30, 2012

Contract Selection

For each metal in the Metals Index, the index selects a specific Benchmark Component Metals Futures Contract with a tenor (i.e., contract month) among the eligible tenors (the range of contract months) based upon the relative prices of the Benchmark Component Metals Futures Contract within the eligible range of contract months. The previous notwithstanding, the contract expiration is not changed for that month if a Benchmark Component Metals Futures Contract remains in the Metals Index, as long as the contract does not enter expire or enter its notice period in the subsequent month.

Portfolio Construction

The portfolio rebalancing takes place during the Rebalancing Period. At the end of each of the days in the Rebalancing Period one fourth of the prior month portfolio positions are replaced by the new metals weights for the Benchmark Component Metals Futures Contract determined on the Selection Date.

Metals Index Total Return Calculation

The value of the Metals Index on any business day is equal to the product of (i) the value of the Metals Index on the immediately preceding business day multiplied by (ii) one plus the sum of the day’s returns for another version of the Metals Index known as the SummerHaven Dynamic Metals Index Excess Return “SDMI ER” (explained below) and one business day’s interest from the hypothetical Treasury Bill portfolio. The value of the Metals Index will be calculated and published by the NYSE Arca.

Metals Index Base Level

The Metals Index was set to 100 on January 2, 1991.

SDMI ER Calculation

The total return of the SDMI ER reflects the percentage excess return equals the percentage change of the market values of the underlying Benchmark Component Metals Futures Contracts. During the Rebalancing Period, the Metals Index changes its contract holdings and weightings during a four day period. The value of the SDMI ER at the end of a business day “t” is equal to the SDMI ER value on day “t-1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t-1”.

Rebalancing Period

During the Rebalancing Period, existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

Holiday Schedule

The Metals Index will not be computed on the following weekdays in 2012:

January	1
January	16
February	20
April	6
May	28
July	4
September	3
November	22
December	25

The holiday schedule is subject to change. USMI will not accept Creation Baskets or Redemption Baskets on these days.

The table and chart below show the hypothetical performance of the Metals Index from December 31, 1997 through June 30, 2012.

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT ANY ACCOUNT WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

ONE OF THE LIMITATIONS OF HYPOTHETICAL PERFORMANCE RESULTS IS THAT THEY ARE GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. IN ADDITION, HYPOTHETICAL TRADING DOES NOT INVOLVE FINANCIAL RISK, AND NO HYPOTHETICAL TRADING RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THE ABILITY TO WITHSTAND LOSSES OR TO ADHERE TO A PARTICULAR TRADING PROGRAM IN SPITE OF TRADING LOSSES ARE MATERIAL POINTS WHICH CAN ALSO ADVERSELY AFFECT ACTUAL TRADING RESULTS. THERE ARE NUMEROUS OTHER FACTORS RELATED TO THE MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF ANY SPECIFIC TRADI NG PROGRAM WHICH CANNOT BE FULLY ACCOUNTED FOR IN THE PREPARATION OF HYPOTHETICAL PERFORMANCE RESULTS AND ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL TRADING RESULTS.

USCF HAS HAD LITTLE OR NO EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CUSTOMERS. BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, CUSTOMERS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

Since the Metals Index was launched on September 23, 2010, there is no actual performance history of the Metals Index to present. However, the components of the Metals Index and the weighting of the components of the Metals Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the Metals Index would have performed from December 31, 1997 through June 30, 2012 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Metals Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 1997 through June 30, 2012.

Year	Ending Level*	Annual Return
1997	126.152
1998	118.035	(6.43)%
1999	152.292	29.02%
2000	161.868	6.29%
2001	140.224	(13.37)%
2002	150.366	7.23%
2003	212.818	41.53%
2004	262.652	23.42%
2005	347.386	32.26%
2006	589.403	69.67%
2007	669.439	13.58%
2008	425.151	(36.49)%
2009	735.929	73.10%
2010	975.580	32.56%
2011	823.695	(15.57)%
2012 (YTD)	806.17	(2.13)%

*

The “base level” for the Metals Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

Summerhaven Dynamic Metals Index Year-Over-Year

Hypothetical Total Returns (1998-6/2012 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Metals Index in comparison with the actual total return of three major indexes between December 31, 1997 and June 30, 2012.

	Hypothetical and Historical Results for the period from December 31, 1997 through June 30, 2012
	DJ-UBS Industrial Metals TR	RICI Metals TR	DB LCI OY Industrial Metals TR	SDMI TR
Total return	166%	364%	228%	539%
Average annual return (total)	12.02%	14.01%	14.06%	16.84%
Annualized volatility	23.30%	18.71%	22.07%	19.71%
Annualized Sharpe ratio	0.50	0.69	0.61	0.80

The table above shows the performance of the Metals Index from December 31, 1997 through June 30, 2012 in comparison with three traditional metals indices: the Rogers International Commodity Index® — Metals Total Return, Dow Jones-UBS Industrial Metals Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM. The Rogers International Commodity Index® — Metals Total Return is an index of ten metals commodity futures contracts, representing commodities consumed in the global economy and is a sub-index of the Rogers International Commodity Index. The Dow Jones-UBS Industrial Metals Total Return Sub-IndexSM is currently composed of four futures contracts on industrial metals, three of which (aluminum, nickel and zinc) are traded on the London Metal Exchange and the other of which (copper) is traded on the COMEX division of the New York Mercantile Exchange. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM is designed to reflect the performance of certain futures contracts on aluminum, copper and zinc. The data for the SDMI Total Return Index is derived by using the Metals Index’s calculation methodology with historical prices for the futures contracts comprising the Metals Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the Metals Index. As a result, there are inherent limitations in comparing the performance of such indices against the Metals Index. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USMI is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the DJ-UBS IM TR,

RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI TR

(6/30/02-6/30/12)

Source: SummerHaven Index Management, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Metals Index in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the DJ-UBS IM TR,

RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI TR

(6/30/07-6/30/12)

Source: SummerHaven Index Management, Bloomberg

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

Liquidity and Capital Resources

None of the Trust Series has made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. Each Trust Series has met, and it is anticipated that each Trust Series will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. Each Trust Series’ liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter Applicable Interests, respectively, if applicable, and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at its custodian bank and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the six months ended June 30, 2012, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2012, each Trust Series was forced to use other assets to pay expenses, which could cause a drop in its NAV over time. To the extent expenses exceed income, each Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2012, none of the Trust Series was forced to purchase or liquidate any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

Prior to the initial offering of each Trust Series, all payments with respect to each Trust Series’ expenses are paid by USCF. None of the Trust Series has an obligation or intention to refund such payments made by USCF. USCF is under no obligation to pay any Trust Series’ future expenses. Since the initial offering of units, each Trust Series has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (iv) other expenses, including tax reporting costs, (v) the fees of the Trustee in connection with its services as Delaware trustee of the Trust, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of the Trust Series’ Marketing Agent, Administrator and Custodian, the trading advisory and licensing fees of SummerHaven and offering expenses relating to the initial offering of units of each Trust Series. If USCF and each Trust Series are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, one or more of the Trust Series could terminate and investors may lose all or part of their investment.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Newedge USA, LLC, each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the six months ended June 30, 2012, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the six months ended June 30, 2012, CPER did not make investments on any foreign exchanges. During the six months ended June 30, 2012, the only foreign exchange on which USAG made investments was the ICE Futures. Those Futures Contracts are denominated in U.S. dollars. During the six months ended June 30, 2012, the only foreign exchange on which USMI made investments was the LME. Those Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2012, each of USCI, CPER, USAG and USMI held cash deposits and investments in Treasuries in the amount of $390,329,228, $2,416,394, $3,586,056 and $2,470,877, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2012, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of June 30, 2012 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem units, which redemptions must be in blocks of 50,000 units effective as of May 1, 2012 called “Redemption Baskets.” (Prior to May 1, 2012, the size of the Redemption Basket was 100,000 units). Each Trust Series has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed. From July 1, 2011 through December 31, 2012, Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Purchasers paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through December 31, 2012, Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Effective as of May 29, 2012, USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012, USCF voluntarily waived the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee became operational as of June 19, 2012, the date USMI became listed on the NYSE Arca. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. FCM fees were 0.07% of average daily total net assets for the six months ended June 30, 2012 for USCI, 0.02% of average daily total net assets for the six months ended June 30, 2012 for CPER, 0.14% of average daily total net assets for the six months ended June 30, 2012 for USAG and 0.23% of average daily total net assets for the six months ended June 30, 2012 for USMI. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods.

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

As of June 30, 2012, USCI’s portfolio consisted of 11,437 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 28 Futures Contracts traded on the COMEX, USAG’s portfolio consisted of 107 Futures Contracts traded on the Futures Exchanges and USMI’s portfolio consisted of 46 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s, USAG’s and USMI’s current holdings, please see USCI’s website at www.unitedstatescommodityindexfund.com, CPER’s website at www.unitedstatescopperindexfund.com, USAG’s website at www.unitedstatesagricultureindexfund.com and USMI’s website at www.unitedstatesmetalsindexfund.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER, USAG and USMI during the six months ended June 30, 2012.

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

To reduce the credit risk that arises in connection with such contracts, a Trust Series will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty if the counterparty is unable to meet its obligations to the Trust Series due to the occurrence of a specified event, such as the insolvency of the counterparty.

A Trust Series assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of a Trust Series only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. A Trust Series will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the six months ended June 30, 2012, none of the Trust Series employed any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, none of the Trust Series’ was exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 15, 2012 (the “Form 10-K”), as amended by the Trust’s Quarterly Report on Form 10-Q filed on May 10, 2012 as amended on July 3, 2012, except for the addition of the risk factors set forth below.

Each Trust Series is organized as a Delaware statutory trust, but each Trust Series is taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.

Each Trust Series is organized as a Delaware statutory trust, but each Trust Series is taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law. No U.S. federal income tax is paid by each Trust Series on its income. Instead, each Trust Series will furnish unithholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. unitholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of each Trust Series. This must be reported without regard to the amount (if any) of cash or property the unitholder receives as a distribution from an applicable Trust Series during the taxable year. A unitholder, therefore, may be allocated income or gain by a Trust Series but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes, and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which a Trust Series does business or owns property or where the unitholders reside. Although an analysis of those various taxes is not presented here, each prospective unitholder should consider their potential impact on its investment in a Trust Series. It is each unitholder’s responsibility to file the appropriate U.S. federal, state, local, and foreign tax returns.

Risks Specific to USAG

USAG commenced operations on April 13, 2012, so there is very little performance history to serve as a basis for investors to evaluate an investment in USAG.

USAG began operations on April 13, 2012 and therefore has very limited operating history. Therefore, investors do not have the benefit of reviewing the past performance of USAG as a basis to evaluate an investment in USAG. USCF’s current experience involves managing USAG and the Related Public Funds that seek to track a single commodity benchmark futures contract. USCF’s results with the Related Public Funds may not be directly applicable to USAG because USAG seeks to track the Agriculture Index which is comprised of 14 Benchmark Component Agriculture Futures Contracts and is rebalanced monthly.

Changes in the valuation of the Agriculture Index may adversely affect the value of USAG’s units.

SummerHaven Indexing may modify the method for determining the weighting of the Agriculture Index and for calculating its value in order to ensure that the Agriculture Index represents a measure of the performance over time of the markets for the underlying agricultural commodities. Such changes could adversely affect the value of USAG’s units. For more information about the methodology for determining the compositions and weighting of the Agriculture Index, see “The Agriculture Index?” in Item 2 of this quarterly report on Form 10-Q.

The Agriculture Index is currently composed exclusively of agriculture futures contracts traded on regulated futures exchanges. The Agriculture Index may in the future include contracts traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. If this were to occur, increased investment by USAG in the over-the-counter market or on alternative trading facilities may become necessary in order for USAG to track the Agriculture Index. Many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the Agriculture Index may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of relevant contracts.

Fewer representative commodities may result in greater Agriculture Index volatility.

The Agriculture Index is concentrated in terms of the number of commodities represented. Investors should be aware that other commodities indices are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in the Agriculture Index and the NAV of USAG which tracks the Agriculture Index under specific market conditions and over time.

The Agriculture Index reflects commodities in the grains, softs and livestock sectors. A change in price of any of the commodities in these sectors will have a significant effect on the level of the Agriculture Index and the value of USAG’s units, which could have a material adverse effect on an investment.

As of June 30, 2012, the weighting of the Benchmark Component Agriculture Futures Contracts that comprise the Agriculture Index is approximately 55% grains, 24% softs and 21% livestock. In addition to the factors affecting commodities generally that are described in the Form 10-K, commodities in each sector are subject to specific risks in light of the nature of the sector.

Some specific risks of each sector are described below:

Grains and Softs product commodities

The commodities comprising the grains (e.g. , wheat, corn, soybeans, etc.) and softs (e.g., sugar, cotton, coffee, cocoa) products sectors of the Agriculture Index are subject to a number of factors that can cause price fluctuations, including: weather conditions, such as floods, drought and freezing conditions; changes in government policies (including subsidies) and trade agreements; planting decisions; and changes in demand for grains and softs.

These factors can lead to price volatility for grains and softs commodities that, in turn, may lead to corresponding volatility in the value of units. Weather conditions can lead to tightened supply and price increases, which may not be sustainable. Government policies and trade agreements can influence both supply and demand. Grains and softs products are also subject to the planting decisions of farmers, which can be influenced both by government policies as well as changing demands for their products.

Livestock commodities

The commodities comprising the livestock sector of the Agriculture Index (e.g., live cattle, lean hogs, feeder cattle) are subject to a number of factors that can cause price fluctuations, including: weather conditions, such as floods, drought and freezing conditions; disease and famine; changes in government policies (including subsidies); and changes in demand for livestock. These factors can lead to price volatility for livestock commodities that, in turn, may lead to corresponding volatility in the value of USAG units.

Risks Specific to USMI

USMI commenced operations on June 19, 2012, so there is limited performance history to serve as a basis for an investor to evaluate an investment in USMI.

USMI commenced operations on June 19, 2012. Therefore, an investor does not have the benefit of reviewing the past performance of USMI as a basis to evaluate an investment in USMI. Much of USCF’s experience involves managing the Related Public Funds, most of which seek to track a single commodity benchmark futures contract. USCF’s results with these funds may not be directly applicable to USMI because USMI seeks to track the Metals Index which is comprised of ten Benchmark Metals Futures Contracts and is rebalanced monthly.

Changes in the valuation of the Metals Index may adversely affect the value of USMI’s Units.

SummerHaven Indexing may modify the method for determining the weighting of the Metals Index and for calculating its value in order to ensure that the Metals Index represents a measure of the performance over time of the markets for the investment returns of a portfolio of metals futures contracts. Such changes could adversely affect the value of USMI’s Units. For more information about the methodology for determining the compositions and weighting of the Metals Index, see “The Metals Index?” in Item 2 of this quarterly report on Form 10-Q.

The Metals Index is currently composed exclusively of metals futures contracts traded on regulated futures exchanges. The Metals Index may in the future include contracts traded in the OTC market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. If this were to occur, increased investment by USMI in the OTC market or on alternative trading facilities may become necessary in order for USMI to track the Metals Index. Many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the Metals Index may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of relevant contracts.

Fewer representative commodities may result in greater Metals Index volatility.

The Metals Index is concentrated in terms of the numbers of commodities represented. Investors should be aware that other commodities indices are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities or a single commodity may result in a greater degree of volatility in the Metals Index and the NAV of USMI which tracks the Metals Index under specific market conditions and over time.

The Metals Index reflects commodities in the precious metals and industrial metals sectors. A change in price of any of the commodities in these sectors will have a significant effect on the level of the Metals Index and the value of USMI’s Units, which could have a material adverse effect on an investment.

As of June 30, 2012, the weighting of the Benchmark Component Metals Futures Contracts that comprise the Metals Index is approximately 44% precious metals and approximately 56% industrial metals. In addition to the factors affecting commodities generally that are described in the Form 10-K, commodities in each sector are subject to specific risks in light of the nature of the sector.

Some specific risks of these sectors are described below:

Precious metal commodities

The prices of precious metals (e.g. gold, silver, platinum) may be influenced by macroeconomic conditions, including confidence in the global monetary system and the relative strength of various currencies, as well as demand in the industrial and jewelry sectors. Political events also influence the price of precious metals. Prices are influenced by supplies of precious metals, which may be affected by sales by central banks and government agencies that hold large amounts of these metals, particularly gold. Significant changes in the value of the precious metals sector may lead to volatility in the value of USMI’s units and/or significant losses to unitholders.

Industrial metal commodities

The prices of the commodities comprising the industrial metals portion of the Metals Index (e.g. zinc, nickel, aluminum, copper, etc.) are subject to a number of factors that can cause price fluctuations, including: changes in the level of industrial activity using these metals (including the availability of man-made substitutes); disruptions in the mining, storage, or refining of these metals; adjustments to inventory; variations in production costs, including storage, labor and energy costs; regulatory compliance costs, including environmental regulations; and changes in government and consumer demand.

These factors can lead to price volatility for industrial metals commodities that, in turn, may lead to corresponding volatility in the value of USMI units. For example, with respect to aluminum, the level of activity in the automotive, packaging and construction industries has significantly influenced demand because of the use of aluminum in these industries. Disruptions in the supply chain, which result in upward price pressure, also have an impact on the industrial metals sector and may have a corresponding impact on the value of the Units. For example, the industrial metals included in this sector are often mined in locations that are subject to disruption as a result of political instability, armed conflict, terrorism and labor unrest, among other factors. Production costs, particularly the cost of energy used in production, and costs associated with regulatory compliance, including environmental regulation costs, can also inflate the price of the underlying commodities in the industrial metals sector. These increases may not be sustainable. Any one or all of these sector-specific factors may result in volatility in the industrial metals sector, which could lead to corresponding volatility in the value of the units and/or significant losses to unitholders.

These factors can lead to price volatility for copper that, in turn, may lead to corresponding volatility in the value of USMI’s units. Disruptions in the supply chain, which result in upward price pressure, also have an impact on copper and may have a corresponding impact on the value of the Units. For example, copper is often mined in locations that are subject to disruption as a result of political instability, armed conflict, terrorism and labor unrest, among other factors. Production costs, particularly the cost of energy used in production, and costs associated with regulatory compliance, including environmental regulation costs, can also inflate the price of copper. These increases may not be sustainable. Any one or all of these sector-specific factors may result in volatility in copper, which could lead to corresponding volatility in the value of the units and/or significant losses to unitholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month the Trust and each Trust Series publish account statements for the Trust Series’ unitholders, which include Statements of Income (Loss) Statements of Changes in Net Asset Value and Statements of Changes in Units Outstanding. The account statements are furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each Trust Series’ website at www.unitedstatescommodityindexfund.com, www.unitedstatescopperindexfund.com, www.unitedstatesagricultureindexfund.com and www.unitedstatesmetalsindexfund.com.

Item 6.	Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Second Amendment Agreement to the Administrative Agency Agreement.
10.2(1)	Second Amendment Agreement to the Custodian Agreement.
10.3(1)	Second Amendment Agreement to the Marketing Agreement.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: August 9, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date August 9, 2012