Form 10-Q
period 2012-09-30
United States Commodity Index Funds Trust
filed 2012-11-09
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at September 30, 2012 (Unaudited) and December 31, 2011	2

Condensed Schedules of Investments (Unaudited) at September 30, 2012	7

Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2012 and 2011	12

Condensed Statements of Changes in Capital (Unaudited) for the nine months ended September 30, 2012 and Condensed Statements of Changes in Units Outstanding (Unaudited) for the nine months ended September 30, 2012	17

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011	22

Notes to Condensed Financial Statements for the period ended September 30, 2012 (Unaudited)	27

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2012 (Unaudited) and December 31, 2011

	United States Commodity Index Fund
	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$395,673,162	$310,491,998
Equity in Newedge trading accounts:
Cash and cash equivalents	63,191,318	63,973,570
Unrealized gain (loss) on open commodity futures contracts	8,039,575	(22,976,692)
Interest receivable	502	145
Other assets	10,844	2,558

Total assets	$466,915,401	$351,491,579

Liabilities and Capital
Management fees payable (Note 4)	$356,189	$327,496
Professional fees payable	285,800	269,136
Brokerage commissions payable	22,815	26,195
Other liabilities	11,185	19,456

Total liabilities	675,989	642,283

Commitments and Contingencies (Notes 4, 5, and 6)

Capital
Sponsor	—	—
Unitholders	466,239,412	350,849,296

Total Capital	466,239,412	350,849,296

Total liabilities and capital	$466,915,401	$351,491,579

Units outstanding	7,600,000	6,000,000

Net asset value per unit	$61.35	$58.47

Market value per unit	$61.35	$58.37

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2012 (Unaudited) and December 31, 2011

	United States Copper Index Fund
	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$2,262,502	$2,114,061
Equity in Newedge trading accounts:
Cash and cash equivalents	154,864	397,549
Unrealized gain (loss) on open commodity futures contracts	216,825	(62,013)
Receivable from Sponsor (Note 4)	64,906	12,453
Interest receivable	7	7
Other assets	74	—

Total assets	$2,699,178	$2,462,057

Liabilities and Capital
Management fees payable (Note 4)	$1,374	$1,986
Professional fees payable	67,441	12,925
Other liabilities	62	32

Total liabilities	68,877	14,943

Commitments and Contingencies (Notes 4, 5, and 6)

Capital
Sponsor	—	—
Unitholders	2,630,301	2,447,114

Total Capital	2,630,301	2,447,114

Total liabilities and capital	$2,699,178	$2,462,057

Units outstanding	100,000	100,000

Net asset value per unit	$26.30	$24.47

Market value per unit	$25.88	$24.50

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2012 (Unaudited) and December 31, 2011

	United States Agriculture Index Fund
	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$2,084,859	$1,000
Equity in Newedge trading accounts:
Cash and cash equivalents	638,131	—
Unrealized gain on open commodity futures contracts	18,483	—
Receivable from Sponsor (Note 4)	46,719	—
Interest receivable	21	—

Total assets	$2,788,213	$1,000

Liabilities and Capital
Management fees payable (Note 4)	$1,821	$—
Professional fees payable	48,566	—
Other liabilities	79	—

Total liabilities	50,466	—

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	1,000
Unitholders	2,737,747	—

Total Capital	2,737,747	1,000

Total liabilities and capital	$2,788,213	$1,000

Units outstanding	100,000

Net asset value per unit	$27.38

Market value per unit	$27.06

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2012 (Unaudited) and December 31, 2011

	United States Metals Index Fund
	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 4)	$2,240,377	$1,000
Equity in Newedge trading accounts:
Cash and cash equivalents	353,011	—
Unrealized gain on open commodity futures contracts	175,713	—
Receivable from Sponsor (Note 4)	29,177	—
Interest receivable	21	—

Total assets	$2,798,299	$1,000

Liabilities and Capital
Management fees payable (Note 4)	$1,549	$—
Professional fees payable	30,141	—
Other liabilities	81	—

Total liabilities	31,771	—

Commitments and Contingencies (Notes 4, 5, and 6)

Capital
Sponsor	—	1,000
Unitholders	2,766,528	—

Total Capital	2,766,528	1,000

Total liabilities and capital	$2,798,299	$1,000

Units outstanding	100,000

Net asset value per unit	$27.67

Market value per unit	$27.65

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2012 (Unaudited) and December 31, 2011

	United States Commodity Index Funds Trust
	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 6)	$402,260,900	$312,608,059
Equity in Newedge trading accounts:
Cash and cash equivalents	64,337,324	64,371,119
Unrealized gain (loss) on open commodity futures contracts	8,450,596	(23,038,705)
Receivable from Sponsor (Note 4)	140,802	12,453
Interest receivable	551	152
Other assets	10,918	2,558

Total assets	$475,201,091	$353,955,636

Liabilities and Capital
Management fees payable (Note 4)	$360,933	$329,482
Professional fees payable	431,948	282,061
Brokerage commissions payable	22,815	26,195
Other liabilities	11,407	19,488

Total liabilities	827,103	657,226

Commitments and Contingencies (Notes 4, 5, and 6)

Capital
Sponsor	—	2,000
Unitholders	474,373,988	353,296,410

Total Capital	474,373,988	353,298,410

Total liabilities and capital	$475,201,091	$353,955,636

Units outstanding	7,900,000	6,100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2012

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT November 2012 contracts, expiring November 2012	308	$765,720	0.17
LME Zinc Futures LX November 2012 contracts, expiring November 2012	599	510,944	0.11
ICE Brent Crude Oil Futures CO December 2012 contracts, expiring November 2012	302	384,730	0.08
ICE-US Cocoa Futures CC December 2012 contracts, expiring December 2012	1,334	(919,730)	(0.20)
LME Lead Futures LL December 2012 contracts, expiring December 2012	570	(76,712)	(0.02)
LME Aluminum Futures LA January 2013 contracts, expiring January 2013	480	387,825	0.08
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	506	(3,680,963)	(0.79)
ICE-UK Gasoil Futures QS June 2013 contracts, expiring June 2013	358	(474,800)	(0.10)

	4,457	(3,102,986)	(0.67)

United States Contracts
CBOT Wheat Futures W December 2012 contracts, expiring December 2012	747	4,296,963	0.92
CME Lean Hogs Futures LH December 2012 contracts, expiring December 2012	1,110	(295,740)	(0.06)
COMEX Copper Futures HG December 2012 contracts, expiring December 2012	353	3,047,850	0.65
COMEX Silver Futures SI December 2012 contracts, expiring December 2012	195	277,226	0.06
NYMEX RBOB Gasoline Futures XB December 2012 contracts, expiring November 2012	289	3,142,297	0.67
CBOT Soybean Meal Futures SM March 2013 contracts, expiring March 2013	704	531,970	0.11
NYMEX Heating Oil Futures HO April 2013 contracts, expiring March 2013	263	393,939	0.09
CBOT Soybean Futures S November 2013 contracts, expiring November 2013	490	183,800	0.04
CBOT Corn Futures C December 2013 contracts, expiring December 2013	1,037	(251,663)	(0.05)

	5,188	11,326,642	2.43

Open Futures Contracts - Short*
Foreign Contracts
LME Zinc Futures LX November 2012 contracts, expiring November 2012	599	(4,219,874)	(0.90)
LME Aluminum Futures LA January 2013 contracts, expiring January 2013	480	2,716,991	0.58
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	506	1,318,802	0.28

	1,585	(184,081)	(0.04)

Total Open Futures Contracts	11,230	$8,039,575	1.72

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2012

United States Commodity Index Fund (Continued)

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.08%, 10/11/2012	$15,000,000	$14,999,644	3.22
0.09%, 10/11/2012	40,000,000	39,999,050	8.58
0.09%, 10/18/2012	5,000,000	4,999,798	1.07
0.10%, 10/25/2012	20,000,000	19,998,693	4.29
0.09%, 11/08/2012	20,000,000	19,998,058	4.29
0.10%, 11/08/2012	20,000,000	19,998,058	4.29
0.09%, 11/23/2012	70,000,000	69,990,725	15.01
0.09%, 11/29/2012	20,000,000	19,997,018	4.29
0.09%, 12/06/2012	50,000,000	49,991,684	10.72
0.09%, 12/13/2012	20,000,000	19,996,350	4.29
0.09%, 12/20/2012	70,000,000	69,985,888	15.01
0.10%, 12/20/2012	20,000,000	19,995,968	4.29
0.07%, 12/27/2012	30,000,000	29,994,638	6.43

Total Cash Equivalents		$399,945,572	85.78

*

All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Index).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2012

United States Copper Index Fund

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG December 2012 contracts, expiring December 2012	14	$124,638	4.74
COMEX Copper Futures HG December 2013 contracts, expiring December 2013	14	92,187	3.50

Total Open Futures Contracts	28	$216,825	8.24

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.09%, 10/11/2012	$150,000	$149,996	5.70
0.10%, 11/08/2012	250,000	249,975	9.51
0.07%, 11/15/2012	200,000	199,984	7.60
0.08%, 11/23/2012	500,000	499,941	19.01
0.09%, 11/29/2012	100,000	99,985	3.80
0.09%, 12/06/2012	500,000	499,917	19.01
0.09%, 12/20/2012	100,000	99,979	3.80
0.10%, 12/20/2012	200,000	199,957	7.60
0.07%, 12/27/2012	200,000	199,964	7.60

Total Cash Equivalents		$2,199,698	83.63

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2012

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Cocoa Futures CC December 2012 contracts, expiring December 2012	9	$7,210	0.26
ICE-US Coffee-C Futures KC December 2012 contracts, expiring December 2012	3	188	0.01
ICE-US Cotton Futures CT December 2012 contracts, expiring December 2012	3	(4,695)	(0.17)
ICE-Canola Futures RS March 2013 contracts, expiring March 2013	2	(169)	0.00
ICE-US Sugar #11 Futures SB May 2013 contracts, expiring April 2013	9	67	0.00

	26	2,601	0.10

United States Contracts
CBOT Corn Futures C December 2012 contracts, expiring December 2012	10	12,438	0.45
CBOT Soybean Oil Futures BO December 2012 contracts, expiring December 2012	1	42	0.00
CME Lean Hogs Futures LH December 2012 contracts, expiring December 2012	7	(1,590)	(0.06)
CME Live Cattle Futures LC December 2012 contracts, expiring December 2012	4	(6,430)	(0.23)
KCBT Hard Red Winter Wheat Futures KW December 2012 contracts, expiring December 2012	3	3,212	0.12
CME Feeder Cattle Futures FC January 2013 contracts, expiring January 2013	1	50	0.00
CBOT Soybean Meal Futures SM March 2013 contracts, expiring March 2013	5	2,710	0.10
CBOT Wheat Futures W March 2013 contracts, expiring March 2013	6	3,612	0.13
CBOT Soybean Futures S November 2013 contracts, expiring November 2013	6	1,838	0.07

	43	15,882	0.58

Total Open Futures Contracts	69	$18,483	0.68

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.09%, 10/11/2012	$400,000	$399,990	14.61
0.07%, 11/15/2012	200,000	199,984	7.31
0.08%, 11/23/2012	500,000	499,941	18.26
0.09%, 11/29/2012	200,000	199,970	7.31
0.09%, 12/06/2012	250,000	249,955	9.13
0.10%, 12/06/2012	500,000	499,911	18.26
0.09%, 12/20/2012	200,000	199,958	7.30
0.10%, 12/20/2012	200,000	199,959	7.30

Total Cash Equivalents		$2,449,668	89.48

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2012

United States Metals Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Lead Futures LL October 2012 contracts, expiring October 2012	2	$21,756	0.79
LME Tin Futures LT October 2012 contracts, expiring October 2012	2	18,445	0.67
LME Nickel Futures LN November 2012 contracts, expiring November 2012	9	91,362	3.30
LME Tin Futures LT November 2012 contracts, expiring November 2012	2	5,130	0.18
LME Zinc Futures LX November 2012 contracts, expiring November 2012	11	56,663	2.05
LME Lead Futures LL December 2012 contracts, expiring December 2012	3	(519)	(0.02)
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	16	55,275	2.00

	45	248,112	8.97

United States Contracts
CME Palladium Futures PA December 2012 contracts, expiring December 2012	3	3,310	0.12
COMEX Gold Futures GC December 2012 contracts, expiring December 2012	2	20,390	0.73
COMEX Silver Futures SI December 2012 contracts, expiring December 2012	3	50,305	1.82
NYMEX Platinum Futures PL January 2013 contracts, expiring January 2013	1	1,870	0.07
COMEX Copper Futures HG March 2013 contracts, expiring March 2013	5	22,913	0.83

	14	98,788	3.57

Open Futures Contracts - Short*
Foreign Contracts
LME Lead Futures LL October 2012 contracts, expiring October 2012	2	(11,489)	(0.42)
LME Tin Futures LT October 2012 contracts, expiring October 2012	2	(4,798)	(0.17)
LME Nickel Futures LN November 2012 contracts, expiring November 2012	7	(70,610)	(2.55)
LME Zinc Futures LX November 2012 contracts, expiring November 2012	7	(42,277)	(1.53)
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	10	(42,013)	(1.52)

	28	(171,187)	(6.19)

Total Open Futures Contracts	87	$175,713	6.35

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.10%, 10/25/2012	$1,000,000	$999,934	36.14
0.10%, 11/08/2012	250,000	249,975	9.03
0.09%, 11/29/2012	200,000	199,970	7.23
0.10%, 12/06/2012	500,000	499,908	18.07
0.09%, 12/20/2012	50,000	49,989	1.81
0.10%, 12/20/2012	200,000	199,957	7.23

Total Cash Equivalents		$2,199,733	79.51

*

All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Index).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	United States Commodity Index Fund
	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$20,615,262	$(16,743,132)	$(12,231,495)	$(13,700,659)
Change in unrealized gain (loss) on open positions	6,757,910	(21,141,630)	31,016,267	(50,799,443)
Realized gain on foreign currency transactions	—	162	—	2,047
Change in unrealized loss on foreign currency translations	(170)	—	(130)	—
Interest income	82,589	28,380	177,504	152,321
Other income	4,200	3,150	8,750	54,150

Total income (loss)	27,459,791	(37,853,070)	18,970,896	(64,291,584)

Expenses
Management fees (Note 4)	1,042,577	1,091,469	2,914,069	2,788,201
Professional fees	173,144	81,593	408,917	378,488
Brokerage commissions	88,340	83,831	224,208	263,439
Other expenses	17,911	3,792	51,053	9,648

Total expenses	1,321,972	1,260,685	3,598,247	3,439,776

Expense waiver (Note 4)	—	—	—	(36,907)

Net expenses	1,321,972	1,260,685	3,598,247	3,402,869

Net income (loss)	$26,137,819	$(39,113,755)	$15,372,649	$(67,694,453)

Net income (loss) per unit	$3.84	$(5.71)	$2.88	$(5.91)

Net income (loss) per weighted average unit	$3.65	$(5.54)	$2.27	$(11.50)

Weighted average units outstanding	7,161,957	7,061,973	6,781,022	5,887,198

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	United States Copper Index Fund*
	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$19,112	$—	$(63,313)	$—
Change in unrealized gain on open positions	171,925	—	278,838	—
Interest income	426	—	1,093	—
Other income	1,350	—	1,350	—

Total income	192,813	—	217,968	—

Expenses
Management fees (Note 4)	4,096	—	15,712	—
Professional fees	24,257	—	67,441	—
Brokerage commissions	278	—	597	—
Other expenses	111	—	309	—

Total expenses	28,742	—	84,059	—

Expense waiver (Note 4)	(23,656)	—	(64,905)	—

Net expenses	5,086	—	19,154	—

Net income	$187,727	$—	$198,814	$—

Net income per unit	$1.72		$1.83

Net income per weighted average unit	$1.85		$1.98

Weighted average units outstanding	101,630		100,549

*	The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	United States Agriculture Index Fund*
	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$482,644	$—	$368,209	$—
Change in unrealized gain (loss) on open positions	(227,945)	—	18,483	—
Realized gain on foreign currency transactions	239	—	209	—
Realized loss on short-term investments	(2)	—	(2)	—
Change in unrealized gain on foreign currency translations	264	—	237	—
Interest income	547	—	1,014	—
Other income	2,350	—	2,700	—

Total income	258,097	—	390,850	—

Expenses
Management fees (Note 4)	6,151	—	12,155	—
Professional fees	26,841	—	48,566	—
Brokerage commissions	1,098	—	2,074	—
Other expenses	80	—	156	—

Total expenses	34,170	—	62,951	—

Expense waiver (Note 4)	(26,019)	—	(46,719)	—

Net expenses	8,151	—	16,232	—

Net income	$249,946	$—	$374,618	$—

Net income per unit	$1.85		$2.38

Net income per weighted average unit	$2.25		$3.11

Weighted average units outstanding	110,870		120,486

*	The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	United States Metals Index Fund*
	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$162,427	$—	$132,421	$—
Change in unrealized gain on open positions	175,384	—	175,713	—
Realized loss on short-term investments	(5)	—	(5)	—
Change in unrealized loss on foreign currency translations	(1)	—	(1)	—
Interest income	633	—	700	—
Other income	1,350	—	1,350	—

Total income	339,788	—	310,178	—

Expenses
Management fees (Note 4)	5,485	—	6,041	—
Professional fees	26,841	—	30,141	—
Brokerage commissions	294	—	476	—
Other expenses	81	—	90	—

Total expenses	32,701	—	36,748	—

Expense waiver (Note 4)	(25,996)	—	(29,177)	—

Net expenses	6,705	—	7,571	—

Net income	$333,083	$—	$302,607	$—

Net income per unit	$2.97		$2.67

Net income per weighted average unit	$2.69		$2.50

Weighted average units outstanding	123,939		121,181

*	The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	United States Commodity Index Funds Trust
	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$21,279,445	$(16,743,132)	$(11,794,178)	$(13,700,659)
Change in unrealized gain (loss) on open positions	6,877,274	(21,141,630)	31,489,301	(50,799,443)
Realized gain on foreign currency transactions	239	162	209	2,047
Realized loss on short-term investments	(7)	—	(7)	—
Change in unrealized gain on foreign currency translations	93	—	106	—
Interest income	84,195	28,380	180,311	152,321
Other income	9,250	3,150	14,150	54,150

Total income (loss)	28,250,489	(37,853,070)	19,889,892	(64,291,584)

Expenses
Management fees (Note 4)	1,058,309	1,091,469	2,947,977	2,788,201
Professional fees	251,083	81,593	555,065	378,488
Brokerage commissions	90,010	83,831	227,355	263,439
Other expenses	18,183	3,792	51,608	9,648

Total expenses	1,417,585	1,260,685	3,782,005	3,439,776

Expense waiver (Note 4)	(75,671)	—	(140,801)	(36,907)

Net expenses	1,341,914	1,260,685	3,641,204	3,402,869

Net income (loss)	$26,908,575	$(39,113,755)	$16,248,688	$(67,694,453)

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2012

	United States Commodity Index Fund
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$—	$350,849,296	$350,849,296
Additions	—	117,529,211	117,529,211
Redemptions	—	(17,511,744)	(17,511,744)
Net income	—	15,372,649	15,372,649

Balances, at September 30, 2012	$—	$466,239,412	$466,239,412

Condensed Statement of Changes in Units Outstanding (Unaudited)

For the nine months ended September 30, 2012

	United States Commodity Index Fund
	Sponsor	Unitholders	Total
Units Outstanding, at December 31, 2011	—	6,000,000	6,000,000
Additions	—	1,900,000	1,900,000
Redemptions	—	(300,000)	(300,000)

Units Outstanding, at September 30, 2012	—	7,600,000	7,600,000

Net Asset Value Per Unit:
At December 31, 2011			$ 58.47

At September 30, 2012			$ 61.35

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2012

	United States Copper Index Fund
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$—	$2,447,114	$ 2,447,114
Additions	—	1,224,883	1,224,883
Redemptions	—	(1,240,510)	(1,240,510)
Net income	—	198,814	198,814

Balances, at September 30, 2012	$—	$2,630,301	$ 2,630,301

Condensed Statement of Changes in Units Outstanding (Unaudited)

For the nine months ended September 30, 2012

	United States Copper Index Fund
	Sponsor	Unitholders	Total
Units Outstanding, at December 31, 2011	—	100,000	100,000
Additions	—	50,000	50,000
Redemptions	—	(50,000)	(50,000)

Units Outstanding, at September 30, 2012	—	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2011			$24.47

At September 30, 2012			$ 26.30

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2012

	United States Agriculture Index Fund*
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$1,000	$—	$1,000
Additions	—	5,085,695	5,085,695
Redemptions	(1,009)	(2,722,557)	(2,723,566)
Net income	9	374,609	374,618

Balances, at September 30, 2012	$—	$2,737,747	$2,737,747

Condensed Statement of Changes in Units Outstanding (Unaudited) For the nine months ended September 30, 2012
	United States Agriculture Index Fund*
	Sponsor	Unitholders	Total
Units Outstanding, at December 31, 2011	—	—	—
Additions	40	200,000	200,040
Redemptions	(40)	(100,000)	(100,040)

Units Outstanding, at September 30, 2012	—	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2011			$—

At April 13, 2012*			$25.00

At September 30, 2012			$27.38

*	The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2012

	United States Metals Index Fund*
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$1,000	$—	$1,000
Additions	—	3,727,317	3,727,317
Redemptions	(1,026)	(1,263,370)	(1,264,396)
Net income	26	302,581	302,607

Balances, at September 30, 2012	$—	$2,766,528	$2,766,528

Condensed Statement of Changes in Units Outstanding (Unaudited) For the nine months ended September 30, 2012
	United States Metals Index Fund*
	Sponsor	Unitholders	Total
Units Outstanding, at December 31, 2011	—	—	—
Additions	40	150,000	150,040
Redemptions	(40)	(50,000)	(50,040)

Units Outstanding, at September 30, 2012	—	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2011			$—

At June 19, 2012*			$25.00

At September 30, 2012			$27.67

*	The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2012

	United States Commodity Index Funds Trust
	Sponsor	Unitholders	Total
Balances, at December 31, 2011	$2,000	$353,296,410	$353,298,410
Additions	—	127,567,106	127,567,106
Redemptions	(2,035)	(22,738,181)	(22,740,216)
Net income	35	16,248,653	16,248,688

Balances, at September 30, 2012	$—	$474,373,988	$474,373,988

Condensed Statement of Changes in Units Outstanding (Unaudited) For the nine months ended September 30, 2012
	United States Commodity Index Funds Trust
	Sponsor	Unitholders	Total
Units Outstanding, at December 31, 2011	—	6,100,000	6,100,000
Additions	80	2,300,000	2,300,080
Redemptions	(80)	(500,000)	(500,080)

Units Outstanding, at September 30, 2012	—	7,900,000	7,900,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	United States Commodity Index Fund
	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash Flows from Operating Activities:
Net income (loss)	$15,372,649	$(67,694,453)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	782,252	(46,973,149)
Unrealized (gain) loss on open futures contracts	(31,016,267)	50,799,443
Decrease in receivable from Sponsor	—	51,397
(Increase) decrease in interest receivable	(357)	42
Increase in other assets	(8,286)	(6,700)
Increase in management fees payable	28,693	269,507
Increase in professional fees payable	16,664	116,446
Increase (decrease) in brokerage commissions payable	(3,380)	21,110
Decrease in other liabilities	(8,271)	—

Net cash used in operating activities	(14,836,303)	(63,416,357)

Cash Flows from Financing Activities:
Addition of units	117,529,211	433,973,139
Redemption of units	(17,511,744)	(71,714,070)

Net cash provided by financing activities	100,017,467	362,259,069

Net Increase in Cash and Cash Equivalents	85,181,164	298,842,712

Cash and Cash Equivalents, beginning of period	310,491,998	87,443,112

Cash and Cash Equivalents, end of period	$395,673,162	$386,285,824

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	United States Copper Index Fund*
	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash Flows from Operating Activities:
Net income	$198,814	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	242,685	—
Unrealized gain on open futures contracts	(278,838)	—
Increase in receivable from Sponsor	(52,453)	—
Increase in other assets	(74)	—
Decrease in management fees payable	(612)	—
Increase in professional fees payable	54,516	—
Increase in other liabilities	30	—

Net cash provided by operating activities	164,068	—

Cash Flows from Financing Activities:
Addition of units	1,224,883	—
Redemption of units	(1,240,510)	—

Net cash used in financing activities	(15,627)	—

Net Increase in Cash and Cash Equivalents	148,441	—

Cash and Cash Equivalents, beginning of period	2,114,061	1,000

Cash and Cash Equivalents, end of period	$2,262,502	$1,000

*	The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	United States Agriculture Index Fund*
	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash Flows from Operating Activities:
Net income	$374,618	$—
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(638,131)	—
Unrealized gain on open futures contracts	(18,483)	—
Increase in receivable from Sponsor	(46,719)	—
Increase in interest receivable	(21)	—
Increase in management fees payable	1,821	—
Increase in professional fees payable	48,566	—
Increase in other liabilities	79	—

Net cash used in operating activities	(278,270)	—

Cash Flows from Financing Activities:
Addition of units	5,085,695	—
Redemption of units	(2,723,566)	—

Net cash provided by financing activities	2,362,129	—

Net Increase in Cash and Cash Equivalents	2,083,859	—

Cash and Cash Equivalents, beginning of period	1,000	1,000

Cash and Cash Equivalents, end of period	$2,084,859	$1,000

*	The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	United States Metals Index Fund*
	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash Flows from Operating Activities:
Net income	$302,607	$—
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(353,011)	—
Unrealized gain on futures contracts	(175,713)	—
Increase in receivable from Sponsor	(29,177)	—
Increase in interest receivable	(21)	—
Increase in management fees payable	1,549	—
Increase in professional fees payable	30,141	—
Increase in other liabilities	81	—

Net cash used in operating activities	(223,544)	—

Cash Flows from Financing Activities:
Addition of units	3,727,317	—
Redemption of units	(1,264,396)	—

Net cash provided by financing activities	2,462,921	—

Net Increase in Cash and Cash Equivalents	2,239,377	—

Cash and Cash Equivalents, beginning of period	1,000	1,000

Cash and Cash Equivalents, end of period	$2,240,377	$1,000

*	The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	United States Commodity Index Funds Trust
	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash Flows from Operating Activities:
Net income (loss)	$16,248,688	$(67,694,453)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	33,795	(46,973,149)
Unrealized (gain) loss on futures contracts	(31,489,301)	50,799,443
(Increase) decrease in receivable from Sponsor	(128,349)	51,397
(Increase) decrease in interest receivable	(399)	42
Increase in other assets	(8,360)	(6,700)
Increase in management fees payable	31,451	269,507
Increase in professional fees payable	149,887	116,446
Increase (decrease) in brokerage commissions payable	(3,380)	21,110
Decrease in other liabilities	(8,081)	—

Net cash used in operating activities	(15,174,049)	(63,416,357)

Cash Flows from Financing Activities:
Addition of units	127,567,106	433,973,139
Redemption of units	(22,740,216)	(71,714,070)

Net cash provided by financing activities	104,826,890	362,259,069

Net Increase in Cash and Cash Equivalents	89,652,841	298,842,712

Cash and Cash Equivalents, beginning of period	312,608,059	87,446,112

Cash and Cash Equivalents, end of period	$402,260,900	$386,288,824

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended September 30, 2012 (Unaudited)

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

USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.

Effective as of May 1, 2012, each of USCI, CPER and USAG issue units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 50,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). Prior to May 1, 2012, each of USCI, CPER and USAG issued units to Authorized Purchasers by offering baskets consisting of 100,000 units through the Marketing Agent. USMI was not available to the public until June 19, 2012, and from its inception of offering, issues units to certain Authorized Purchasers by offering baskets consisting of 50,000 units through the Marketing Agent. The purchase price for a Creation Basket is based upon the net asset value (“NAV”) of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

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

In accordance with GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2010 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2012 for any Trust Series.

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

Creations and Redemptions

Effective as of May 1, 2012, Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets for USCI, CPER and USAG only in blocks of 50,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Prior to May 1, 2012, Authorized Purchasers could only purchase Creation Baskets or redeem Redemption Baskets for USCI, CPER and USAG in blocks of 100,000 units. USMI was not available to the public until June 19, 2012, and from its inception of offering, Authorized Purchasers could only purchase Creation Baskets in blocks of 50,000 units.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and the per unit NAV at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. As of September 30, 2012, USCF held 50,000 units of USMI.

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

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Units of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Units of CPER and purchased 40 units of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Units of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Units of USAG and on October 3, 2012, purchased 5 units of USAG on the open market. On June 19, 2012, USCF received 40 Sponsor Units of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor Units of USMI.

CPER, USAG and USMI received notice of effectiveness from the SEC for its registration of 30,000,000 CPER units, 20,000,000 USAG units and 20,000,000 USMI units on September 6, 2011. The order to permit listing CPER, USAG and USMI on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its units on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial per unit NAV by setting the price at $25.00 and issued 100,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

On April 13, 2012, USAG listed its units on the NYSE Arca under the ticker symbol “USAG.” USAG established its initial per unit NAV by setting the price at $25.00. On April 14, 2012, USCF purchased 2 initial Creation Baskets of USAG. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

On June 19, 2012, USMI listed its units on the NYSE Arca under the ticker symbol “USMI.” USMI established its initial per unit NAV by setting the price at $25.00. On June 11, 2012, USCF purchased two initial Creation Baskets of USMI. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on June 11, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. On August 29, 2012, USCF redeemed one of two initial Creation Baskets of USMI, leaving its holdings to 50,000 units.

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

USCI accomplishes its objective through investments in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). The Commodity Index is owned and maintained by SummerHaven Index Management LLC (“SummerHaven Indexing”) and calculated and published by the NYSE Arca. As of September 30, 2012, USCI held 552 Futures Contracts on the NYMEX, 1,994 Futures Contracts on ICE Futures, 2,978 Futures Contracts on CBOT, 1,110 Futures Contracts on CME, 4,048 Futures Contracts on LME and 548 Futures Contracts on COMEX.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of September 30, 2012, CPER held 28 Futures Contracts on COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts or the agricultural commodities included in the Agriculture Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the Agriculture Index, are collectively referred to as “Other Agriculture-Related Interests,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of September 30, 2012, USAG held 26 Futures Contracts on ICE Futures, 12 Futures Contracts on CME, 3 Futures Contracts on KCBT and 28 Futures Contracts on CBOT.

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

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the Metals Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts, are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” As of September 30, 2012, USMI held 1 Futures Contract on the NYMEX, 3 Futures Contracts on CME, 73 Futures Contracts on LME and 10 Futures Contracts on COMEX.

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

NOTE 4 — FEES PAID BY THE TRUST SERIES AND RELATED PARTY TRANSACTIONS

Sponsor Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. For these services, each of USCI, CPER, USAG and USMI is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. Effective as of May 29, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by USMI from 0.95% per annum of average daily total net assets to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, when USMI first became listed on the NYSE Arca.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2012 and 2011, none of the Trust Series incurred any registration fees or other offering expenses.

Directors’ Fees and Expenses

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Related Public Funds organized as limited partnerships. Each Trust Series shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for the Trust Series and the Related Public Funds.

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

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver for USCI was no longer in effect. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2012, USCF waived $64,905 in expenses for CPER, $46,719 for USAG and $29,177 for USMI. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5.

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

Each Trust Series has entered into a brokerage agreement, dated March 1, 2010 for USCI and November 18, 2011 for each of CPER, USAG and USMI, as amended from time to time, with Newedge USA, LLC (“Newedge”). The agreement requires Newedge to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through Newedge for each Trust Series’ account. In accordance with the agreement, Newedge charges each Trust Series commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or Treasuries. During the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $224,208 for USCI, $597 for CPER, $2,074 for USAG and $476 for USMI. Of this amount, approximately $30,573, $439, $1,379 and $122 was a result of rebalancing costs for USCI, CPER, USAG and USMI, respectively, and approximately $193,635, $158, $695 and $354 was the result of trades necessitated by creation and redemption activity for USCI, CPER, USAG and USMI, respectively. By comparison, during the nine months ended September 30, 2011, total commissions accrued to brokers amounted to $263,439 for USCI, as that was the only Trust Series operational as of September 30, 2011. Of this amount, approximately $237,292 was a result of rebalancing costs and approximately $26,147 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers by USCI for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, was primarily a function of decreased brokerage fees due to a lower number creations and redemptions during the nine months ended September 30, 2012. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2012 represents approximately 0.07%, 0.03%, 0.14% and 0.06% of average daily total net assets for USCI, CPER, USAG and USMI, respectively. By comparison, the figure for the nine months ended September 30, 2011 represented approximately 0.09% of average daily total net assets for USCI. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through September 30, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per unit NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2012 and December 31, 2011, none of the Trust Series held investments in money market funds. Each Trust Series also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of September 30, 2012 and December 31, 2011, USCI held cash deposits and investments in Treasuries in the amounts of $458,864,480 and $374,465,568, respectively, with the custodian and futures commission merchant. As of September 30, 2012 and December 31, 2011, CPER held cash deposits and investments in Treasuries in the amounts of $2,417,366 and $2,511,610, respectively, with the custodian and futures commission merchant. As of September 30, 2012 and December 31, 2011, USAG held cash deposits and investments in Treasuries in the amounts of $2,722,990 and $1,000, respectively, with the custodian and futures commission merchant. As of September 30, 2012 and December 31, 2011, USMI held cash deposits and investments in Treasuries in the amounts of $2,593,388 and $1,000, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or futures commission merchant cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following tables present per unit performance data and other supplemental financial data for the Trust Series for the nine months ended September 30, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the nine months ended September 30, 2012 (Unaudited)	For the nine months ended September 30, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$58.47	$64.37
Total income (loss)	3.41	(5.33)
Total expenses	(0.53)	(0.58)

Net increase (decrease) in net asset value	2.88	(5.91)

Net asset value, end of period	$61.35	$58.46

Total Return	4.93%	(9.18)%

Ratios to Average Net Assets
Total income (loss)	4.63%	(16.38)%

Management fees*	0.95%	0.95%

Total expenses excluding management fees*	0.22%	0.22%

Expenses waived*	—%	(0.01)%

Net expenses excluding management fees*	0.22%	0.21%

Net income (loss)	3.75%	(17.25)%

*	Annualized

CPER

	For the nine months ended September 30, 2012 (Unaudited)		For the nine months ended September 30, 2011 (Unaudited)*
Per Unit Operating Performance:

Net asset value, beginning of period	$24.47		$—
Total income (loss)	2.02		—
Total expenses	(0.19)		—

Net increase in net asset value	1.83		—

Net asset value, end of period	$26.30		$—

Total Return	7.48%		—%

Ratios to Average Net Assets
Total income (loss)	8.50%		—%

Management fees**	0.82	%***	—%

Total expenses excluding management fees**	3.56%		—%

Expenses waived**	(3.38)%		—%

Net expenses excluding management fees**	0.18%		—%

Net income (loss)	7.75%		—%

*	CPER had not commenced operations as of September 30, 2011.
**	Annualized.
***	Effective as of May 29, 2012, USCF agreed to waive the management fee paid by CPER from 0.95% to 0.65% per annum of average daily total net assets.

USAG

	For the nine months ended September 30, 2012 (Unaudited)*		For the nine months ended September 30, 2011 (Unaudited)**
Per Unit Operating Performance:

Net asset value, beginning of period	$25.00		$—
Total income (loss)	2.51		—
Total expenses	(0.13)		—

Net increase in net asset value	2.38		—

Net asset value, end of period	$27.38		$—

Total Return	9.52%		—%

Ratios to Average Net Assets
Total income (loss)	12.58%		—%

Management fees***	0.84	%****	—%

Total expenses excluding management fees***	3.50%		—%

Expenses waived***	(3.22)%		—%

Net expenses excluding management fees***	0.28%		—%

Net income (loss)	12.06%		—%

*	USAG commenced operations on April 13, 2012.
**	USAG had not commenced operations as of September 30, 2011.
***	Annualized
****	Effective as of May 29, 2012, USCF agreed to waive the management fee paid by USAG from 0.95% to 0.80% per annum of average daily total net assets.

USMI

	For the nine months ended September 30, 2012 (Unaudited)*		For the nine months ended September 30, 2011 (Unaudited)**
Per Unit Operating Performance:

Net asset value, beginning of period	$25.00		$—
Total income (loss)	2.73		—
Total expenses	(0.06)		—

Net increase in net asset value	2.67		—

Net asset value, end of period	$27.67		$—

Total Return	10.68%		—%

Ratios to Average Net Assets
Total income (loss)	10.21%		—%

Management fees***	0.70	%****	—%

Total expenses excluding management fees***	3.56%		—%

Expenses waived***	(3.38)%		—%

Net expenses excluding management fees***	0.18%		—%

Net income (loss)	9.96%		—%

*	USMI commenced operations on June 19, 2012.
**	USMI had not commenced operations as of September 30, 2011.
***	Annualized
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

The following table summarizes the valuation of USCI’s securities at September 30, 2012 using the fair value hierarchy:

At September 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$399,945,572	$399,945,572	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(3,287,067)	(3,287,067)	—	—
United States Contracts	11,326,642	11,326,642	—	—

During the nine months ended September 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$244,974,365	$244,974,365	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(19,059,012)	(19,059,012)	—	—
United States Contracts	(3,917,680)	(3,917,680)	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at September 30, 2012 using the fair value hierarchy:

At September 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,199,698	$2,199,698	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	216,825	216,825	—	—

During the nine months ended September 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Lev l II	Level III
Short-Term Investments	$149,977	$149,977	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(62,013)	(62,013)	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at September 30, 2012 using the fair value hierarchy:

At September 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,449,668	$2,449,668	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,601	2,601	—	—
United States Contracts	15,882	15,882	—	—

During the nine months ended September 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at September 30, 2012 using the fair value hierarchy:

At September 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,199,733	$2,199,733	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	76,925	76,925	—	—
United States Contracts	98,788	98,788	—	—

During the nine months ended September 30, 2012, there were no transfers between Level I and Level II.

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$8,039,575	$(22,976,692)

Fair Value of Derivative Instruments Held by CPER
Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$216,825	$(62,013)

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2012	Fair Value At December 31, 2011*
Futures - Commodity Contracts	Assets	$18,483	$—

Fair Value of Derivative Instruments Held by USMI
Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2012	Fair Value At December 31, 2011*
Futures - Commodity Contracts	Assets	$175,713	$—

*

USAG and USMI do not report financial information related to the fair value of derivative instruments at December 31, 2011, since such Trust Series had not commenced operations as of December 31, 2011.

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the nine months ended September 30, 2012		For the nine months ended September 30, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(12,231,495)		$(13,700,659)

	Change in unrealized gain (loss) on open positions		$31,016,267		$(50,799,443)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER
		For the nine months ended September 30, 2012		For the nine months ended September 30, 2011*
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(63,313)		$—

	Change in unrealized gain on open positions		$278,838		$—

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the nine months ended September 30, 2012		For the nine months ended September 30, 2011*
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$368,209		$—

	Change in unrealized gain on open positions		$18,483		$—

The Effect of Derivative Instruments on the Condensed Statements of Operations of USMI
		For the nine months ended September 30, 2012		For the nine months ended September 30, 2011*
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$132,421		$—

	Change in unrealized gain on open positions		$175,713		$—

*	CPER, USAG and USMI had not commenced operations as of September 30, 2011.

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

Regulatory Disclosure

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of September 30, 2012, USCI held 552 Futures Contracts on the NYMEX, 1,994 Futures Contracts on ICE Futures, 2,978 Futures Contracts on CBOT, 1,110 Futures Contracts on CME, 4,048 Futures Contracts on LME and 548 Futures Contracts on COMEX. CPER held 28 Futures Contracts on COMEX. USAG held 26 Futures Contracts on ICE Futures, 12 Futures Contracts on CME, 3 Futures Contracts on KCBT and 28 Futures Contracts on CBOT and USMI held 1 Futures Contract on NYMEX, 3 Futures Contracts on CME, 73 Futures Contracts on LME and 10 Futures Contracts on COMEX. For the nine months ended September 30, 2012, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the nine months ended September 30, 2012, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

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

In late 2011, the CFTC adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). These regulations would have required, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations would have required aggregation of Referenced Contracts held by separate Related Public Funds (as defined below) only if such Related Public Fund had “identical trading strategies.” USCF does not believe any of the Related Public Funds should be viewed as having identical trading strategies for purposes of the CFTC’s aggregation rules.

The position limit rules were to be implemented in two phases, the first of which was to be effective October 12, 2012. However, on September 28, 2012, the U.S. District Court for the District of Columbia issued a memorandum opinion and order vacating the final regulations. The court issued that ruling in response to a lawsuit filed by two industry organizations challenging certain aspects of the regulations. There is no way of knowing whether the CFTC will ultimately be successful in adopting position limit rules, how those rules might differ from existing position limits imposed by applicable designated contracts markets, and, accordingly, whether any such rules would negatively impact the ability of each Trust Series to achieve its objectives.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that each Trust Series is authorized to engage in that may ultimately impact the ability of each Trust Series to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. However, the CFTC has not issued any mandatory clearing determinations and therefore, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.” On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). Most of the requirements imposed became effective on October 12, 2012, when additional final rules defining the terms “swap,” “security-based swap,” and “mixed swap” became effective. However, on October 11, 2012 and October 12, 2012, the CFTC issued several no-action letters and interpretive guidance which delayed much of the implementation of the requirements from October 12, 2012 until December 31, 2012. Increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on a Trust Series by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

The majority of the Dodd-Frank Act regulations affecting the swap market will not become effective until later in calendar year 2012 or the beginning of 2013 at the earliest.

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

The CFTC issued a final rule on May 23, 2012 interpreting the definition of “eligible contract participant,” as amended by the Dodd-Frank Act, in such a manner that a Trust Series may be limited as to the counterparties with which it may enter into forward contracts. Additionally, a Trust Series may under certain circumstances related to the amount of assets under management no longer qualify as an eligible contract participant. A Trust Series’ ability to maintain a certain minimum level of assets and to qualify as an eligible contract participant allows such Trust Series to enter into swaps on swap execution facilities as well as on a bilateral, off-exchange basis. The loss of status as an eligible contract participant and the resulting loss of eligible counterparties and investment options could impact a Trust Series’ ability to achieve its investment objective.

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

Commodity Markets

Commodity Futures Price Movements

Nine months Ended September 30, 2012

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited moderate daily swings along with an uneven upward trend during the nine months ended September 30, 2012. The table below compares the total returns of the Commodity Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	6.06%
S&P GSCI Commodity Index Total Return(2)	3.47%
Dow Jones-UBS Commodity Index Total Return(2)	5.63%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	3.79%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the Commodity Index as of December 31, 2011 was 1,703.23. As of September 30, 2012, the value of the Commodity Index was 1,806.38, up approximately 6.06% over the nine months ended September 30, 2012.

USCI’s per unit NAV began the period at $58.47 and ended at $61.35 on September 30, 2012, an increase of approximately 4.93% over the period. USCI’s per unit NAV reached its high for the period on February 24, 2012 at $64.46 and reached its low for the period on June 21, 2012 at $55.23. The return of 6.06% on the Commodity Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Commodity Index” below for information about how expenses and income affect USCI’s per unit NAV.

Copper Markets

Copper Futures Price Movements

Nine months Ended September 30, 2012

As measured by the two major copper indexes listed below, copper futures prices exhibited moderate daily swings along with an upward trend during the nine months ended September 30, 2012. The table below compares the total returns of the Copper Index to the Dow Jones-UBS Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(1)	8.42%
Dow Jones-UBS Copper Subindex Total Return(2)	8.36%

(1)	The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.
(2)	Source: Bloomberg

The value of the Copper Index as of December 31, 2011 was 1,164.51. As of September 30, 2012, the value of the Copper Index was 1,262.57, up approximately 8.42% over the nine months ended September 30, 2012.

CPER’s per unit NAV began the period at $24.47 and ended at $26.30 on September 30, 2012, an increase of approximately 7.48% over the period. CPER’s per unit NAV reached its high for the period on February 9, 2012 at $28.24 and reached its low for the period on June 8, 2012 at $23.18. The return of 8.42% on the Copper Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Copper Index” below for information about how expenses and income affect CPER’s per unit NAV.

Agriculture Markets

Agriculture Futures Price Movements

Nine months Ended September 30, 2012

As measured by the four major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with an upward trend during the nine months ended September 30, 2012. The table below compares the total returns of the Agriculture Index to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	10.53%
S&P GSCI® Agriculture Index Total Return (2)	18.44%
Dow Jones – UBS Agriculture Total Return Sub-indexSM (2)	15.85%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM (2)	2.85%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the Agriculture Index as of USAG’s inception on April 12, 2012 was 349.41. As of September 30, 2012, the value of the Agriculture Index was 385.50, up approximately 10.33% over the period from April 12, 2012 through September 30, 2012.

USAG’s per unit NAV at inception on April 12, 2012 was $25.00 and ended at $27.38 on September 30, 2012, an increase of approximately 9.52% over the period. USAG’s per unit NAV reached its high for the period on July 20, 2012 at $28.75 and reached its low for the period on June 1, 2012 at $23.08. The return of 10.33% on the Agriculture Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Agriculture Index” below for information about how expenses and income affect USAG’s per unit NAV.

Metals Markets

Metals Futures Price Movements

Nine months Ended September 30, 2012

As measured by the four major metals indexes listed below, metals futures prices exhibited moderate daily swings along with a downward trend during the nine months ended September 30, 2012. The table below compares the total returns of the Metals Index to the three major metals indexes over this time period.

SummerHaven Metals Index Total ReturnSM(1)	11.04%
Rogers International Commodity Index®-Metals Total Return (2)	9.79%
Dow Jones – UBS Industrial Metals Total Return Sub-indexSM (2)	4.48%
Deutsche Bank Liquid Commodity Index-Optimum Yield Metals Total ReturnTM (2)	6.21%

(1)	The inception date for the SummerHaven Metals Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the Metals Index as of USMI’s inception on June 18, 2012 was 814.45. As of September 30, 2012, the value of the Metals Index was 904.39, up approximately 11.04% over the period from June 18, 2012 through September 30, 2012.

USMI’s per unit NAV at inception on June 18, 2012 was $25.00 and ended at $27.67 on September 30, 2012, an increase of approximately 10.68% over the period. USMI’s per unit NAV reached its high for the period on September 14, 2012 at $28.05 and reached its low for the period on August 2, 2012 at $23.66. The return of 11.04% on the Metals Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. See “Tracking the Metals Index” below for information about how expenses and income affect USMI’s per unit NAV.

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

Since its initial offering of 50,000,000 units, USCI has not registered any subsequent offerings of its units. As of September 30, 2012, USCI had issued 10,300,000 units, 7,600,000 of which were outstanding. As of September 30, 2012, there were 39,700,000 units registered but not yet issued. More units may have been issued by USCI than are outstanding due to the redemption of units.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Units of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Units of CPER and purchased 40 units of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Units of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor units of USAG and on October 3, 2012, purchased 5 units of USAG on the open market. On June 19, 2012, USCF received 40 Sponsor Units of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor units of USMI.

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

Since its initial offering of 30,000,000 units, CPER has not registered any subsequent offerings of its units. As of September 30, 2012, CPER had issued 150,000 units, 100,000 of which were outstanding. As of September 30, 2012, there were 29,500,000 units registered but not yet issued. More units may have been issued by CPER than are outstanding due to the redemption of units.

On April 13, 2012, USAG listed its units on the NYSE Arca under the ticker symbol “USAG.” USAG established its initial offering per unit NAV by setting the price at $25.00. On April 14, 2012, USCF purchased 2 initial Creation Baskets of USAG. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

Since its initial offering of 20,000,000 units, USAG has not registered any subsequent offerings of its units. As of September 30, 2012, USAG had issued 150,000 units, 100,000 of which were outstanding. As of September 30, 2012, there were 19,850,000 units registered but not yet issued. More units may have been issued by USAG than are outstanding due to the redemption of units.

On June 19, 2012, USMI listed its units on the NYSE Arca under the ticker symbol “USMI.” USMI established its initial offering per unit NAV by setting the price at $25.00. On June 11, 2012, USCF purchased two initial Creation Baskets of USMI. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on June 11, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. On August 29, 2012, USCF redeemed one of two initial Creation Baskets of USMI, leaving its holdings to 50,000 units.

Since its initial offering of 20,000,000 units, USMI has not registered any subsequent offerings of its units. As of September 30, 2012, USMI had issued 150,000 units, 100,000 of which were outstanding. As of September 30, 2012, there were 19,850,000 units registered but not yet issued. More units may have been issued by USMI than are outstanding due to the redemption of units.

Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2012, USCI had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities USA LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., and NewEdge USA LLC and Virtu Financial BD LLC.

As of September 30, 2012, CPER had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC and Virtu Financial BD LLC.

As of September 30, 2012, USAG had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC and Virtu Financial BD LLC.

As of September 30, 2012, USMI had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Since CPER, USAG and USMI commenced operations on November 15, 2011, April 13, 2012 and June 19, 2012, respectively, a comparison of each of CPER’s, USAG’s and USMI’s results of operations for any periods prior to the nine months ended September 30, 2012 has not been provided.

As of September 30, 2012, USCI’s total unrealized gain on Futures Contracts owned or held on that day was $8,039,575 and USCI established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) that were equal to $458,864,480. USCI held 86.23% of its cash assets in overnight deposits and investments in Treasuries at its custodian bank, while 13.77% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2012 was $61.35.

By comparison, as of September 30, 2011, USCI’s total unrealized loss on Futures Contracts owned or held on that day was $43,382,126 and USCI established cash deposits and investments in Treasuries that were equal to $441,484,919. USCI held 87.50% of its cash assets in overnight deposits and investments in Treasuries at its custodian bank, while 12.50% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and investments in Treasuries for September 30, 2012, as compared to September 30, 2011, was primarily due to greater total net assets for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The ending per unit NAV on September 30, 2011 was $58.46. The increase in the per unit NAV for September 30, 2012, as compared to September 30, 2011, was primarily due to the increase in the prices of the Futures Contracts during the nine months ended September 30, 2012.

As of September 30, 2012, CPER’s total unrealized gain on Futures Contracts owned or held on that day was $216,825, and CPER established cash deposits and investments in Treasuries that were equal to $2,417,366. CPER held 93.59% of its cash assets in overnight deposits and investments in Treasuries at its custodian bank, while 6.41% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2012 was $26.30.

As of September 30, 2012, USAG’s total unrealized gain on Futures Contracts owned or held on that day was $18,483, and USAG established cash deposits and investments in Treasuries that were equal to $2,722,990. USAG held 76.57% of its cash assets in overnight deposits and investments in Treasuries at its custodian bank, while 23.43% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2012 was $27.38.

As of September 30, 2012, USMI’s total unrealized gain on Futures Contracts owned or held on that day was $175,713, and USMI established cash deposits and investments in Treasuries that were equal to $2,593,388. USMI held 86.39% of its cash assets in overnight deposits and investments in Treasuries at its custodian bank, while 13.61% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2012 was $27.67.

Portfolio Expenses. Each Trust Series’ expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that each Trust Series pays to USCF is calculated as a percentage of the total net assets of such Trust Series. Each Trust Series is contractually obligated to pay USCF a management fee of 0.95% of its average daily total net assets. Effective as of May 29, 2012 (and continuing through at least March 31, 2013), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing through at least March 31, 2013), USCF voluntarily waived the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, the date USMI became listed on the NYSE Arca. Each fee is accrued daily and paid monthly.

During the nine months ended September 30, 2012, the average daily total net assets of USCI were $409,738,446. The management fee incurred daily by USCI during the period amounted to $2,914,069. By comparison, during the nine months ended September 30, 2011, the average daily total net assets of USCI were $392,401,549. The management fee incurred by USCI during the period amounted to $2,788,201.

During the nine months ended September 30, 2012, the average daily total net assets of CPER were $2,564,824. The management fee incurred by CPER during the period amounted to $15,712.

During the nine months ended September 30, 2012, the average daily total net assets of USAG were $3,107,517. The management fee incurred by USAG during the period amounted to $12,155.

During the nine months ended September 30, 2012, the average daily total net assets of USMI were $3,037,202. The management fee incurred by USMI during the period amounted to $6,041.

In addition to the management fee, each Trust Series pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for USCI for the nine months ended September 30, 2012 was $684,178, as compared to $651,575 for the nine months ended September 30, 2011. The increase in total expenses excluding management fees for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to an increase in legal fees during the nine months ended September 30, 2012. For the nine months ended September 30, 2012 and 2011, USCI did not incur any fees or other expenses relating to the registration or offering of additional units. For the nine months ended September 30, 2012, the expenses of USCI, including management fees, commissions, and all other expenses, totaled $3,598,247. For a portion of the nine months ended September 30, 2011, an expense waiver was in effect which offset certain of the expenses incurred by USCI. The total amount of the expense waiver was $36,907 for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $3,439,776, and after allowance for the expense waiver, totaled $3,402,869. As of March 31, 2011, the expense waiver was no longer in effect.

The gross total of these fees and expenses for CPER for the nine months ended September 30, 2012 was $68,347. For the nine months ended September 30, 2012, CPER did not incur any fees or other expenses relating to the registration or offering of additional units. For the nine months ended September 30, 2012, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $64,905 for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, the expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $84,059, and after allowance for the expense waiver, totaled $19,154.

The gross total of these fees and expenses for USAG for the nine months ended September 30, 2012 was $50,796. For the nine months ended September 30, 2012, USAG did not incur any fees or other expenses relating to the registration or offering of additional units. For the nine months ended September 30, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USAG. The total amount of the expense waiver was $46,719 for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, the expenses of USAG, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $62,951, and after allowance for the expense waiver, totaled $16,232.

The gross total of these fees and expenses for USMI for the nine months ended September 30, 2012 was $30,707. For the nine months ended September 30, 2012, USMI did not incur any fees or other expenses relating to the registration or offering of additional units. For the nine months ended September 30, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USMI. The total amount of the expense waiver was $29,177 for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, the expenses of USMI, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $36,748, and after allowance for the expense waiver, totaled $7,571.

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance of such Trust Series and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP), the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP and the United States Brent Oil Fund, LP (collectively, the “Related Public Funds”). In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Related Public Funds organized as limited partnerships. Each Trust Series shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for the Trust Series and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USCI, CPER and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2011 was $31,792 and CPER’s portion of such fees and expenses for the year ended December 31, 2011 was $32.

Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $224,208 for USCI. Of this amount, approximately $30,573 was a result of rebalancing costs and approximately $193,635 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2011, total commissions accrued to brokers amounted to $263,439 for USCI. Of this amount, approximately $237,292 was a result of rebalancing costs and approximately $26,147 was the result of trades necessitated by creation and redemption activity. The decrease in USCI’s total commissions accrued to brokers for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, was primarily due to a decrease in creation and redemption activity during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. As an annualized percentage of average daily total net assets, USCI’s figure for the nine months ended September 30, 2012 represents approximately 0.07% of USCI’s average daily total net assets. By comparison, USCI’s figure for the nine months ended September 30, 2011 represented approximately 0.09% of USCI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $597 for CPER. Of this amount, approximately $439 was a result of rebalancing costs and approximately $158 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, CPER’s figure for the nine months ended September 30, 2012 represents approximately 0.03% of CPER’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $2,074 for USAG. Of this amount, approximately $1,379 was a result of rebalancing costs and approximately $695 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USAG’s figure for the nine months ended September 30, 2012 represents approximately 0.14% of USAG’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $476 for USMI. Of this amount, approximately $122 was a result of rebalancing costs and approximately $354 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USMI’s figure for the nine months ended September 30, 2012 represents approximately 0.06% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $300,000 for the year ending December 31, 2012 for USCI, $50,000 for the year ending December 31, 2012 for CPER, $75,000 for the year ending December 31, 2012 for USAG and $75,000 for the year ending December 31, 2012 for USMI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2012, USCF waived $64,905, $46,719 and $29,177 for each of CPER, USAG and USMI, respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 1 of this quarterly report on Form 10-Q.

Interest Income. Each Trust Series seeks to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with each Trust Series’ custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2012, USCI earned $177,504 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. USCI purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2011, USCI earned $152,321 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.05%. USCI purchased Treasuries during the nine months ended September 30, 2011 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USCI, including cash equivalents and investments in Treasuries, were higher during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, CPER earned $1,093 in interest income on such cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. CPER purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period.

For the nine months ended September 30, 2012, USAG earned $1,014 in interest income on such cash and/or cash equivalents. Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of 0.07%. USAG purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period.

For the nine months ended September 30, 2012, USMI earned $700 in interest income on such cash and/or cash equivalents. Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of 0.08%. USMI purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period.

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Since CPER, USAG and USMI commenced operations on November 15, 2011, April 13, 2012 and June 19, 2012, respectively, a comparison of each of CPER’s, USAG’s and USMI’s results of operations for any periods prior to the three months ended September 30, 2012 has not been provided.

Portfolio Expenses. During the three months ended September 30, 2012, the average daily total net assets of USCI were $436,594,184. The management fee incurred daily by USCI during the period amounted to $1,042,577. By comparison, during the three months ended September 30, 2011, the average daily total net assets of USCI were $455,819,448. The management fee incurred by USCI during the period amounted to $1,091,469.

During the three months ended September 30, 2012, the average daily total net assets of CPER were $2,507,187. The management fee incurred by CPER during the period amounted to $4,096.

During the three months ended September 30, 2012, the average daily total net assets of USAG were $3,058,755. The management fee incurred by USAG during the period amounted to $6,151.

During the three months ended September 30, 2012, the average daily total net assets of USMI were $3,117,092. The management fee incurred by USMI during the period amounted to $5,485.

In addition to the management fee, each Trust Series pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for USCI for the three months ended September 30, 2012 was $279,395, as compared to $169,216 for the three months ended September 30, 2011. The increase in total expenses excluding management fees for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, was primarily due to an increase in legal fees during the three months ended September 30, 2012. For the three months ended September 30, 2012 and 2011, USCI did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended September 31, 2012, the expenses of USCI, including management fees, commissions, and all other expenses, totaled $1,321,972.

The gross total of these fees and expenses for CPER for the three months ended September 30, 2012 was $24,646. For the three months ended September 30, 2012, CPER did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended September 30, 2012, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $23,656 for the three months ended September 30, 2012. For the three months ended September 30, 2012, the expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $28,742, and after allowance for the expense waiver, totaled $5,086.

The gross total of these fees and expenses for USAG for the three months ended September 30, 2012 was $28,019. For the three months ended September 30, 2012, USAG did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended September 30, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USAG. The total amount of the expense waiver was $26,019 for the three months ended September 30, 2012. For the three months ended September 30, 2012, the expenses of USAG, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $34,170, and after allowance for the expense waiver, totaled $8,151.

The gross total of these fees and expenses for USMI for the three months ended September 30, 2012 was $27,216. For the three months ended September 30, 2012, USMI did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended September 30, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USMI. The total amount of the expense waiver was $25,996 for the three months ended September 30, 2012. For the three months ended September 30, 2012, the expenses of USMI, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $32,701, and after allowance for the expense waiver, totaled $6,705.

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance of such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Related Public Funds organized as limited partnerships. Each Trust Series shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for the Trust Series and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USCI, CPER and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2011 was $31,792 and CPER’s portion of such fees and expenses for the year ended December 31, 2011 was $32.

Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the three months ended September 30, 2012, total commissions accrued to brokers amounted to $88,340 for USCI. Of this amount, approximately $10,125 was a result of rebalancing costs and approximately $78,215 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended September 30, 2011, total commissions accrued to brokers amounted to $83,831 for USCI. Of this amount, approximately $77,441 was a result of rebalancing costs and approximately $6,390 was the result of trades necessitated by creation and redemption activity. The increase in USCI’s total commissions accrued to brokers for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, was primarily due to an increase in creation and redemption activity during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. As an annualized percentage of average daily total net assets, USCI’s figure for the three months ended September 30, 2012 represents approximately 0.08% of USCI’s average daily total net assets. By comparison, USCI’s figure for the three months ended September 30, 2011 represented approximately 0.07% of USCI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended September 30, 2012, total commissions accrued to brokers amounted to $278 for CPER. Of this amount, approximately $120 was a result of rebalancing costs and approximately $158 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, CPER’s figure for the three months ended September 30, 2012 represents approximately 0.05% of CPER’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended September 30, 2012, total commissions accrued to brokers amounted to $1,098 for USAG. Of this amount, approximately $751 was a result of rebalancing costs and approximately $347 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USAG’s figure for the three months ended September 30, 2012 represents approximately 0.14% of USAG’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended September 30, 2012, total commissions accrued to brokers amounted to $294 for USMI. Of this amount, approximately $99 was a result of rebalancing costs and approximately $195 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USMI’s figure for the three months ended September 30, 2012 represents approximately 0.04% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $300,000 for the year ending December 31, 2012 for USCI, $50,000 for the year ending December 31, 2012 for CPER, $75,000 for the year ending December 31, 2012 for USAG and $75,000 for the year ending December 31, 2012 for USMI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the three months ended September 30, 2012, USCF waived $23,656, $26,019 and $25,996 for each of CPER, USAG and USMI, respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 1 of this quarterly report on Form 10-Q.

Interest Income. Each Trust Series seeks to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with each Trust Series’ custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2012, USCI earned $82,589 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.08%. USCI purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2011, USCI earned $28,380 in interest income on such cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USCI purchased Treasuries during the three months ended September 30, 2011 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USCI, including cash equivalents and Treasuries, were higher during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

For the three months ended September 30, 2012, CPER earned $426 in interest income on such cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of 0.07%. CPER purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period.

For the three months ended September 30, 2012, USAG earned $547 in interest income on such cash and/or cash equivalents. Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of 0.07%. USAG purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period.

For the three months ended September 30, 2012, USMI earned $633 in interest income on such cash and/or cash equivalents. Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of 0.08%. USMI purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period.

Portfolio Holdings for USCI

During the nine months ended September 30, 2012, USCI’s portfolio held at all times Futures Contracts based on 14 different commodities (except during the four days of the end-of-the-month roll period when more than 14 commodities could be represented while the portfolio re-balances). Due to changes in the composition of the Commodity Index, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The Commodity Index” below). The table below lists the Benchmark Component Futures Contracts held during the nine months ended September 30, 2012.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2012	2/1/2012	3/1/2012	4/1/2012	5/1/2012	6/1/2012	7/1/2012	8/1/2012	9/1/2012
Aluminum	—		—
Cocoa			—		—			—	—
Coffee			—
Copper		—					—	—	—
Corn	—	—		—	—	—	—	—	—
Cotton	—					—
Crude Oil (Brent)	—	—	—	—	—	—	—	—	—
Crude Oil (WTI)	—	—	—	—		—		—
Feeder Cattle	—	—	—	—	—	—	—	—
Gas Oil	—	—	—	—	—	—	—	—	—
Gold	—	—	—	—	—	—	—	—
Diesel-Heating Oil	—	—	—	—	—	—			—
Lead				—					—
Lean Hogs	—					—	—	—	—
Live Cattle	—	—	—	—	—	—	—	—
Natural Gas							—
Nickel		—
Platinum		—
Silver	—	—	—						—
Soybean Meal				—	—	—	—	—	—
Soybean Oil				—	—		—
Soybeans				—	—	—	—	—	—
Sugar	—	—	—	—	—		—
Tin									—
Unleaded Gasoline	—	—	—	—	—	—		—	—
Wheat			—				—	—	—
Zinc					—	—

*	From 12/30/2011 to 9/30/12 Source: Bloomberg

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the table above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities during the nine months ended September 30, 2012. Second, while the table above lists the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

Benchmark Component Futures Contracts

Commodity	1/1/2012	2/1/2012	3/1/2012	4/1/2012	5/1/2012	6/1/2012	7/1/2012	8/1/2012	9/1/2012	Spot Price Performance YTD 2012
Soybean Oil				—	—		—			57.4%
Unleaded Gasoline	—	—	—	—	—	—		—	—	38.3%
Soybean Meal				—	—	—	—	—	—	33.6%
Platinum		—								24.4%
Silver	—	—	—						—	24.0%
Coffee			—							19.3%
Nickel		—								19.0%
Cotton	—					—				17.0%
Tin									—	14.3%
Zinc					—	—				13.2%
Gas Oil	—	—	—	—	—	—	—	—	—	13.0%
Diesel-Heating Oil	—	—	—	—	—	—			—	12.8%
Live Cattle	—	—	—	—	—	—	—	—		11.1%
Corn	—	—		—	—	—	—	—	—	10.0%
Gold	—	—	—	—	—	—	—	—		8.0%
Feeder Cattle	—	—	—	—	—	—	—	—		6.1%
Cocoa			—		—			—	—	4.7%
Aluminum	—		—							4.6%
Soybeans				—	—	—	—	—	—	0.2%
Lean Hogs	—					—	—	—	—	-0.7%
Natural Gas							—			-1.6%
Crude Oil (WTI)	—	—	—	—		—		—		-1.7%
Wheat			—				—	—	—	-6.7%
Lead				—					—	-8.5%
Sugar	—	—	—	—	—		—			-16.0%
Copper		—					—	—	—	-23.5%
Crude Oil (Brent)	—	—	—	—	—	—	—	—	—	-24.7%

*	From 12/30/2011 to 9/30/12 Source: Bloomberg

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

USCI

For the 30-valuation days ended September 30, 2012, the simple average daily change in the Commodity Index was 0.044%, while the simple average daily change in the per unit NAV of USCI over the same time period was 0.039%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was (19.587)%, meaning that over this time period USCI’s tracking error was outside the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per unit NAV versus the daily movement of the Commodity Index for the 30-valuation day period ended September 30, 2012. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts since inception.

Since the commencement of the offering of USCI’s units to the public on August 10, 2010 to September 30, 2012, the simple average daily change in the Commodity Index was 0.048%, while the simple average daily change in the per unit NAV of USCI over the same time period was 0.043%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was (2.50)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2012, the actual total return of USCI as measured by changes in its per unit NAV was 4.93%. This is based on an initial per unit NAV of $58.47 on December 31, 2011 and an ending per unit NAV as of September 30, 2012 of $61.35. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Commodity Index, USCI would have had an estimated per unit NAV of $62.01 as of September 30, 2012, for a total return over the relevant time period of 6.05%. The difference between the actual per unit NAV total return of USCI of 4.93% and the expected total return based on the Commodity Index of 6.05% was an error over the time period of (1.12)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2012, USCI earned interest income of $177,504, which is equivalent to a weighted average income rate of 0.06% for such period. In addition, during the nine months ended September 30, 2012, USCI also collected $8,750 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the nine months ended September 30, 2012, USCI incurred total expenses of $3,598,247. Income from interest and Authorized Purchaser collections net of expenses was $(3,411,993), which is equivalent to an annualized weighted average net income rate of (1.11)% for the nine months ended September 30, 2012.

By comparison, for the nine months ended September 30, 2011, the actual total return of USCI as measured by changes in its per unit NAV was (9.18)%. This was based on an initial per unit NAV of $64.37 on December 31, 2010 and an ending per unit NAV as of September 30, 2011 of $58.46. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Commodity Index, USCI would have had an estimated per unit NAV of $58.92 as of September 30, 2011, for a total return over the relevant time period of (8.47)%. The difference between the actual per unit NAV total return of USCI of (9.18)% and the expected total return based on the Commodity Index of (8.47)% was an error over the time period of (0.699)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI paid, offset in part by the income that USCI collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2011, USCI earned interest income of $152,321, which was equivalent to a weighted average income rate of 0.05% for such period. In addition, during the nine months ended September 30, 2011, USCI also collected $54,150 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the nine months ended September 30, 2011, USCI incurred net expenses of $3,402,869. Income from interest and Authorized Purchaser collections net of expenses was $(3,196,398), which was equivalent to an annualized weighted average net income rate of (1.09)% for the nine months ended September 30, 2011.

CPER

For the 30-valuation days ended September 30, 2012, the simple average daily change in the Copper Index was 0.344%, while the simple average daily change in the per unit NAV of CPER over the same time period was 0.338%. The average daily difference was (0.006)% (or (0.60) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was (9.768)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per unit NAV versus the daily movement of the Copper Index for the 30-valuation day period ended September 30, 2012. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the Benchmark Component Copper Futures Contracts since inception.

Since the commencement of the offering of CPER’s units to the public on November 15, 2011 to September 30, 2012, the simple average daily change in the Copper Index was 0.034%, while the simple average daily change in the per unit NAV of CPER over the same time period was 0.039%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was (2.601)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2012, the actual total return of CPER as measured by changes in its per unit NAV was 7.48%. This is based on an initial per unit NAV of $24.47 on December 31, 2011 and an ending per unit NAV as of September 30, 2012 of $26.30. During this time period, CPER made no distributions to its unitholders. However, if CPER’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Copper Index, CPER would have had an estimated per unit NAV of $26.53 as of September 30, 2012, for a total return over the relevant time period of 8.42%. The difference between the actual per unit NAV total return of CPER of 7.48% and the expected total return based on the Copper Index of 8.42% was an error over the time period of (0.94)%, which is to say that CPER’s actual total return underperformed the Copper Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Copper Index total return can be attributed to the net impact of the expenses that CPER pays, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2012, CPER earned interest income of $1,093, which is equivalent to a weighted average income rate of 0.06% for such period. In addition, during the nine months ended September 30, 2012, CPER also collected $1,350 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to CPER’s actual total return. However, if the total assets of CPER continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the nine months ended September 30, 2012, CPER incurred net expenses of $19,154. Income from interest and Authorized Purchaser collections net of expenses was $(16,711), which is equivalent to a weighted average net income rate of (0.87)% for the nine months ended September 30, 2012.

USAG

For the 30-valuation days ended September 30, 2012, the simple average daily change in the Agriculture Index was 1.647%, while the simple average daily change in the per unit NAV of USAG over the same time period was 1.637%. The average daily difference was (0.100)% (or (10.00) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Agriculture Index, the average error in daily tracking by the per unit NAV was (17.22)%, meaning that over this time period USAG’s tracking error was outside the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per unit NAV versus the daily movement of the Agriculture Index for the 30-valuation day period ended September 30, 2012. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the Benchmark Component Agriculture Futures Contracts since inception.

Since the commencement of the offering of USAG’s units to the public on April 13, 2012 to September 30, 2012, the simple average daily change in the Agriculture Index was 0.512%, while the simple average daily change in the per unit NAV of USAG over the same time period was 0.506%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Agriculture Index, the average error in daily tracking by the per unit NAV was 6.213%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the period ended September 30, 2012, the actual total return of USAG as measured by changes in its per unit NAV was 9.52%. This is based on an initial per unit NAV of $25.00 on April 13, 2012 and an ending per unit NAV as of September 30, 2012 of $27.38. During this time period, USAG made no distributions to its unitholders. However, if USAG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Agriculture Index, USAG would have had an estimated per unit NAV of $27.58 as of September 30, 2012, for a total return over the relevant time period of 10.32%. The difference between the actual per unit NAV total return of USAG of 9.52% and the expected total return based on the Agriculture Index of 10.32% was an error over the time period of (0.80)%, which is to say that USAG’s actual total return underperformed the Agriculture Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Agriculture Index total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the period ended September 30, 2012, USAG earned interest income of $1,014, which is equivalent to a weighted average income rate of 0.07% for such period. In addition, during the period ended September 30, 2012, USAG also collected $2,700 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USAG’s actual total return. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended September 30, 2012, USAG incurred net expenses of $16,232. Income from interest and Authorized Purchaser collections net of expenses was $(12,518), which is equivalent to a weighted average net income rate of (0.86)% for the period ended September 30, 2012.

USMI

For the 30-valuation days ended September 30, 2012, the simple average daily change in the Metals Index was (0.455)%, while the simple average daily change in the per unit NAV of USMI over the same time period was (0.455)%. The average daily difference was (0.001) % (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Metals Index, the average error in daily tracking by the per unit NAV was (3.22)%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USMI’s per unit NAV versus the daily movement of the Metals Index for the 30-valuation day period ended September 30, 2012. The second chart below shows the monthly total returns of USMI as compared to the monthly value of the Benchmark Component Metals Futures Contracts since inception.

Since the commencement of the offering of USMI’s units to the public on June 19, 2012 to September 30, 2012, the simple average daily change in the Metals Index was 0.153%, while the simple average daily change in the per unit NAV of USMI over the same time period was 0.147%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Metals Index, the average error in daily tracking by the per unit NAV was (3.302)%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the period ended September 30, 2012, the actual total return of USMI as measured by changes in its per unit NAV was 10.68%. This is based on an initial per unit NAV of $25.00 on June 19, 2012 and an ending per unit NAV as of September 30, 2012 of $27.67. During this time period, USMI made no distributions to its unitholders. However, if USMI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Metals Index, USMI would have had an estimated per unit NAV of $27.76 as of September 30, 2012, for a total return over the relevant time period of 11.04%. The difference between the actual per unit NAV total return of USMI of 10.68% and the expected total return based on the Metals Index of 11.04% was an error over the time period of (0.36)%, which is to say that USMI’s actual total return underperformed the Metals Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Metals Index total return can be attributed to the net impact of the expenses that USMI pays, offset in part by the income that USMI collects on its cash and cash equivalent holdings. During the period ended September 30, 2012, USMI earned interest income of $700, which is equivalent to a weighted average income rate of 0.08% for such period. In addition, during the period ended September 30, 2012, USMI also collected $1,350 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USMI’s actual total return. However, if the total assets of USMI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended September 30, 2012, USMI incurred net expenses of $7,571. Income from interest and Authorized Purchaser collections net of expenses was $(5,521), which is equivalent to a weighted average net income rate of (0.64)% for the period ended September 30, 2012.

Factors That Can Impact Ability to Track the Applicable Index

There are currently three factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per unit NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its unitholders and none of the Trust Series made any distributions to unitholders during the nine months ended September 30, 2012. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. During the nine months ended September 30, 2012, USCI earned, on an annualized basis, approximately 0.06% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.95% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.15% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.11)% and affected USCI’s ability to track its benchmark. During the nine months ended September 30, 2012, CPER earned, on an annualized basis, approximately 0.06% on its cash holdings. It also incurred cash expenses on an annualized basis of approximately 0.82%* for management fees, approximately 0.03% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.15% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.94)% and affected CPER’s ability to track its benchmark. During the period ended September 30, 2012, USAG earned, on an annualized basis, approximately 0.07% on its cash holdings. It also incurred cash expenses on an annualized basis of approximately 0.84%* for management fees, approximately 0.14% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.14% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.05)% and affected USAG’s ability to track its benchmark. During the period ended September 30, 2012, USMI earned, on an annualized basis, approximately 0.08% on its cash holdings. It also incurred cash expenses on an annualized basis of approximately 0.70%* for management fees, approximately 0.06% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.12% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.80)% and affected USMI’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Applicable Index.

*

Effective as of May 29, 2012, USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012, USCF voluntarily waived the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, the date USMI became listed on the NYSE Arca.

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

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per unit NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2012, none of the Trust Series held any Other Related Investments, but did, at times and for short holding periods, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The Commodity Index is composed of physical non-financial commodity futures contracts with active and liquid markets traded upon futures exchanges in major industrialized countries. The futures contracts are denominated in U.S. dollars and weighted equally by notional amount. The Commodity Index currently reflects commodities in six commodity sectors: energy (e.g., crude oil, natural gas, diesel-heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

Table 1 below lists the eligible commodities, the relevant Futures Exchanges on which the Eligible Commodity Futures Contracts are listed and quotation details. Table 2 lists the Eligible Commodity Futures Contracts, their sector designation and maximum allowable tenor.

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton

Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton

Coffee	Coffee “C”	ICE-US	37,500 lbs	U.S. cents/pound

Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound

Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel

Cotton	Cotton	ICE-US	50,000 lbs	U.S. cents/pound

Crude Oil (WTI)	Light, Sweet Crude Oil	NYMEX	1,000 barrels	USD/barrel

Crude Oil (Brent)	Crude Oil	ICE-UK	1,000 barrels	USD/barrel

Gas Oil	Gas Oil	ICE-UK	100 metric tons	USD/metric ton

Gold	Gold	COMEX	100 troy oz.	USD/troy oz.

Diesel-Heating Oil	Diesel-Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon

Lead	Lead	LME	25 metric tons	USD/metric ton

Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound

Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound

Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound

Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu

Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton

Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.

Silver	Silver	COMEX	5,000 troy oz.	U.S. cents/troy oz.

Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel

Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton

Soybean Oil	Soybean Oil	CBOT	60,000 lbs.	U.S. cents/pound

Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound

Tin	Tin	LME	5 metric tons	USD/metric ton

Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending	NYMEX	42,000 gallons	U.S. cents/gallon

Wheat	Wheat	CBOT	5,000 bushels	U.S. cents/bushel

TABLE 2

Commodity Symbol	Commodity Name	Sector	Allowed Contracts	Max. Tenor
CO	Brent Crude	Energy	All 12 Calendar Months	12

CL	Crude Oil	Energy	All 12 Calendar Months	12

QS	Gas Oil	Energy	All 12 Calendar Months	12

HO	Diesel-Heating Oil	Energy	All 12 Calendar Months	12

NG	Natural Gas	Energy	All 12 Calendar Months	12

XB	RBOB	Energy	All 12 Calendar Months	12

FC	Feeder Cattle	Livestock	Jan, Mar, Apr, May, Aug, Sep, Oct, Nov	5

LH	Lean Hogs	Livestock	Feb, Apr, Jun, Jul, Aug, Oct, Dec	5

LC	Live Cattle	Livestock	Feb, Apr, Jun, Aug, Oct, Dec	5

BO	Soybean Oil	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7

C	Corn	Grains	Mar, May, Jul, Sep, Dec	12

S	Soybeans	Grains	Jan, Mar, May, Jul, Aug, Sep, Nov	12

SM	Soymeal	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7

W	Wheat (Soft Red Winter)	Grains	Mar, May, Jul, Sep, Dec	7

LA	Aluminum	Industrial Metals	All 12 Calendar months	12

HG	Copper	Industrial Metals	All 12 Calendar Months	12

LL	Lead	Industrial Metals	All 12 Calendar Months	7

LN	Nickel	Industrial Metals	All 12 Calendar Months	7

LT	Tin	Industrial Metals	All 12 Calendar Months	7

LX	Zinc	Industrial Metals	All 12 Calendar Months	7

GC	Gold	Precious Metals	Feb, Apr, Jun, Aug, Oct, Dec	12

PL	Platinum	Precious Metals	Jan, Apr, Jul, Oct	5

SI	Silver	Precious Metals	Mar, May, Jul, Sep, Dec	5

CC	Cocoa	Softs	Mar, May, Jul, Sep, Dec	7

KC	Coffee	Softs	Mar, May, Jul, Sep, Dec	7

CT	Cotton	Softs	Mar, May, Jul, Dec	7

SB	Sugar	Softs	Mar, May, Jul, Oct	7

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

The following graph shows the sector weights of the commodities selected for inclusion in the Commodity Index as of September 30, 2012.

USCI Sector Weights

as of September 30, 2012

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

Hypothetical Performance of the Commodity Index

The table and chart below show the hypothetical performance of the Commodity Index from December 31, 1997 through September 30, 2012.

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

Hypothetical Performance Results* for the period

from December 31, 1997 through September 30, 2012

Year	Ending Level*	Annual Return
1997	225.02	5.59%
1998	185.54	(17.54)%
1999	236.42	27.42%
2000	331.11	40.05%
2001	303.46	(8.35)%
2002	380.07	25.25%
2003	479.25	26.09%
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012 (YTD)	1,806.38	6.06%

*

The “base level” for the Commodity Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Commodity Index on the last trading day of each year and is used to illustrate the cumulative performance of the Commodity Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM Year-Over-Year

Hypothetical Total Returns (1998-9/30/2012)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2012.

	Hypothetical and Historical Results for the period from December 31,
	1997 through September 30, 2012*
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	93%	65%	406%	703%
Average Annual return (total)	6.84%	7.71%	13.89%	17.07%
Annualized volatility	17.48%	24.18%	19.82%	16.15%
Annualized Sharpe ratio	0.35	0.28	0.70	1.27

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the Commodity Index from December 31, 1997 through September 30, 2012 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Dow Jones-UBS Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, diesel-heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the Commodity Index’s calculation methodology with historical prices for the futures contracts comprising the Commodity Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes for the period from September 30, 2002 to September 30, 2012.

10 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/02-9/30/12)

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

(9/30/07-9/30/12)

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the Copper Index as of September 30, 2012.

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

Hypothetical Performance of the Copper Index

The table and chart below show the hypothetical performance of the Copper Index from December 31, 1997 through September 30, 2012.

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

Since the Copper Index was launched on November 4, 2010, there is no actual performance history of the Copper Index to present. However, the components of the Copper Index and the weighting of the components of the Copper Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the Copper Index would have performed from December 31, 1997 through September 30, 2012 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Copper Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the Copper Index for the period from December 31, 1997 through September 30, 2012

Year	Ending Level*	Annual Return
1997	156.600
1998	135.446	(13.51)%
1999	172.362	27.26%
2000	174.987	1.52%
2001	139.711	(20.16)%
2002	145.444	4.10%
2003	209.444	44.00%
2004	310.819	48.40%
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012 (YTD)	1,262.570	8.42%

*

The “base level” for the Copper Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Copper Index on the last trading day of each year and is used to illustrate the cumulative performance of the Copper Index.

    PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Copper Index Year-Over-Year

Hypothetical Total Returns (1998-9/30/12)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the Copper Index in comparison with the actual total return of a major index from December 31, 1997 through September 30, 2012.

	Hypothetical and Historical Results for the period from December 31, 1997 through September 30, 2012
	DJ-UBS Copper TR	SCI TR
Total return	451%	706%
Average annual return (total)	19.81%	23.20%
Annualized volatility	28.83%	28.12%
Annualized Sharpe ratio	0.59	0.72

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the Copper Index from December 31, 1997 through September 30, 2012 in comparison with a traditional commodity index and spot copper prices: the Dow Jones-UBS Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Dow Jones-UBS Copper Subindex Total ReturnSM includes the contract in the Dow Jones-UBS Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the Copper Index’s calculation methodology with historical prices for the futures contracts comprising the Copper Index. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the Copper Index. As a result, there are inherent limitations in comparing such performance against the Copper Index. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Dow Jones-UBS Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the Copper Index in comparison with the actual total return of a major index and spot copper prices (less storage cost) from September 30, 2002 through September 30, 2012.

10 Year Comparison of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (9/30/02-9/30/12)

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Copper Index in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison Of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (9/30/07-9/30/12)

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

The Agriculture Index consists of fourteen agricultural markets: soybeans, corn, soft red winter wheat, hard red winter wheat, soybean oil, soybean meal, canola, sugar, cocoa, coffee, cotton, live cattle, feeder cattle and lean hogs. Each agricultural commodity is assigned a base weight based on an assessment of market liquidity and the commodity’s overall economic importance. Each commodity is US Dollar based, with the exception of canola, which is quoted in Canadian dollars and converted to U.S. dollars for the purpose of the Agriculture Index calculation.

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the Agriculture Index as of September 30, 2012.

Agriculture Index Commodity Weights

as of September 30, 2012

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

The table and chart below show the hypothetical performance of the Agriculture Index from December 31, 1997 through September 30, 2012.

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

Since the Agriculture Index was launched on September 23, 2010, there is no actual performance history of the Agriculture Index to present. However, the components of the Agriculture Index and the weighting of the components of the Agriculture Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the Agriculture Index would have performed from December 31, 1997 through September 30, 2012 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Agriculture Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 1997 through September 30, 2012

Year	Ending Level*	Annual Return
1997	215.499
1998	167.323	(22.36)%
1999	153.241	(8.42)%
2000	167.805	9.50%
2001	150.407	(10.37)%
2002	179.705	19.48%
2003	201.497	12.13%
2004	213.353	5.88%
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012 (YTD)	385.500	10.53%

*

The “base level” for the Agriculture Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1998-9/30/12)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the Agriculture Index in comparison with the actual total return of three major indexes from December 31, 1997 through September 30, 2012.

	Hypothetical and Historical Results for the period from December 31,
	1997 through September 30, 2012
	DJ-UBS Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	2%	(35)%	39%	79%
Average annual return (total)	2.41%	(0.52)%	3.94%	5.28%
Annualized volatility	20.91%	2.74%	20.11%	15.93%
Annualized Sharpe ratio	0.00	(0.13)	0.07	0.17

The table above shows the performance of the Agriculture Index from December 31, 1997 through September 30, 2012 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Dow Jones-UBS Agriculture Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Dow Jones-UBS Agriculture Total Return Sub-IndexSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI Total Return Index is derived by using the Agriculture Index’s calculation methodology with historical prices for the futures contracts comprising the Agriculture Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the Agriculture Index. As a result, there are inherent limitations in comparing the performance of such indices against the Agriculture Index. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through September 30, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the Agriculture Index in comparison with the actual total return of three major indexes from September 30, 2002 through September 30, 2012.

10 Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(9/30/02-9/30/12)

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

(9/30/07-9/30/2012)

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

The following graph shows the metal weights of the metals selected for inclusion in the Metals Index as of September 30, 2012.

SDMI Commodity Weights

as of September 30, 2012

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

The table and chart below show the hypothetical performance of the Metals Index from December 31, 1997 through September 30, 2012.

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

Since the Metals Index was launched on September 23, 2010, there is no actual performance history of the Metals Index to present. However, the components of the Metals Index and the weighting of the components of the Metals Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the Metals Index would have performed from December 31, 1997 through September 30, 2012 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Metals Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 1997 through September 30, 2012

Year	Ending Level*	Annual Return
1997	126.152
1998	118.035	(6.43)%
1999	152.292	29.02%
2000	161.868	6.29%
2001	140.224	(13.37)%
2002	150.366	7.23%
2003	212.818	41.53%
2004	262.652	23.42%
2005	347.386	32.26%
2006	589.403	69.67%
2007	669.439	13.58%
2008	425.151	(36.49)%
2009	735.929	73.10%
2010	975.580	32.56%
2011	823.695	(15.57)%
2012 (YTD)	904.390	11.04%

*

The “base level” for the Metals Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

Summerhaven Dynamic Metals Index Year-Over-Year

Hypothetical Total Returns (1998-9/2012 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the Metals Index in comparison with the actual total return of three major indexes between December 31, 1997 and September 30, 2012.

	Hypothetical and Historical Results for the period from December 31, 1997 through September 30, 2012
	DJ-UBS Industrial Metals TR	RICI Metals TR	DB LCI OY Industrial Metals TR	SDMI TR
Total return	188%	422%	256%	617%
Average annual return (total)	12.92%	15.21%	14.90%	17.99%
Annualized volatility	23.27%	18.71%	22.04%	19.68%
Annualized Sharpe ratio	0.54	0.76	0.66	0.86

The table above shows the performance of the Metals Index from December 31, 1997 through September 30, 2012 in comparison with three traditional metals indices: the Rogers International Commodity Index® — Metals Total Return, Dow Jones-UBS Industrial Metals Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM. The Rogers International Commodity Index® — Metals Total Return is an index of ten metals commodity futures contracts, representing commodities consumed in the global economy and is a sub-index of the Rogers International Commodity Index. The Dow Jones-UBS Industrial Metals Total Return Sub-IndexSM is currently composed of four futures contracts on industrial metals, three of which (aluminum, nickel and zinc) are traded on the London Metal Exchange and the other of which (copper) is traded on the COMEX division of the New York Mercantile Exchange. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM is designed to reflect the performance of certain futures contracts on aluminum, copper and zinc. The data for the SDMI Total Return Index is derived by using the Metals Index’s calculation methodology with historical prices for the futures contracts comprising the Metals Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the Metals Index. As a result, there are inherent limitations in comparing the performance of such indices against the Metals Index. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USMI is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the Metals Index in comparison with the actual total return of three major indexes between September 30, 2002 and September 30, 2012.

10 Year Comparison of Index Returns of the DJ-UBS IM TR,

RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI TR

(9/30/02-9/30/12)

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

(9/30/07-9/30/12)

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at its custodian bank and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2012, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2012, each Trust Series was forced to use other assets to pay expenses, which could cause a drop in its NAV over time. To the extent expenses exceed income, each Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2012, none of the Trust Series was forced to purchase or liquidate any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Newedge USA, LLC, each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2012, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the nine months ended September 30, 2012, CPER did not make investments on any foreign exchanges. During the nine months ended September 30, 2012, the only foreign exchange on which USAG made investments was the ICE Futures. Those Futures Contracts are denominated in U.S. dollars. During the nine months ended September 30, 2012, the only foreign exchange on which USMI made investments was the LME. Those Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2012, each of USCI, CPER, USAG and USMI held cash deposits and investments in Treasuries in the amount of $458,864,480, $2,417,366, $2,722,990 and $2,593,388, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2012, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of September 30, 2012 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Effective as of May 29, 2012, USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012, USCF voluntarily waived the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, the date USMI became listed on the NYSE Arca. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2012, FCM fees were 0.07% of average daily total net assets for USCI, 0.03% of average daily total net assets for CPER, 0.14% of average daily total net assets for USAG and 0.06% of average daily total net assets for USMI. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 1 of this quarterly report on Form 10-Q.

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

As of September 30, 2012, USCI’s portfolio consisted of 11,230 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 28 Futures Contracts traded on the COMEX, USAG’s portfolio consisted of 69 Futures Contracts traded on the Futures Exchanges and USMI’s portfolio consisted of 87 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s, USAG’s and USMI’s current holdings, please see USCI’s website at www.unitedstatescommodityindexfund.com, CPER’s website at www.unitedstatescopperindexfund.com, USAG’s website at www.unitedstatesagricultureindexfund.com and USMI’s website at www.unitedstatesmetalsindexfund.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER, USAG and USMI during the nine months ended September 30, 2012.

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

Swap transactions, like other financial transactions, involves a variety of significant risks. The specific risks presented by a particular swap transaction necessarily depend upon the terms and circumstances of the transaction. In general, however, all swap transactions involve some combination of market risk, credit risk, counterparty risk, funding risk, liquidity risk and operational risk.

Highly customized swap transactions in particular may increase liquidity risk, which may result in a suspension of redemptions. Highly leveraged transactions may experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor.

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset a Trust Series’ obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

To reduce the credit risk that arises in connection with such contracts, a Trust Series will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty if the counterparty is unable to meet its obligations to the Trust Series due to the occurrence of a specified event, such as the insolvency of the counterparty.

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

During the nine months ended September 30, 2012, none of the Trust Series employed any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, none of the Trust Series’ was exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 15, 2012 (the “Form 10-K”) and the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 9, 2012, except for the update to the risk factor set forth below.

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

Designated contract markets such as the NYMEX, COMEX, CME, CBOT, KCBT, ICE Futures and LME have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by a Trust Series is not) may hold, own or control.

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

All of these limits may potentially cause a tracking error between the price of the units and the price of an Applicable Index. This may in turn prevent investors from being able to effectively use a Trust Series as a way to hedge against commodity-related losses or as a way to indirectly invest in commodities. None of the Trust Series has limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Related Investments. If a Trust Series encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on a particular Futures Exchange, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on the other Futures Exchanges that trade listed futures in the relevant commodity. In addition, if a Trust Series exceeds accountability levels on a Futures Exchange and is required by such exchange to reduce its holdings, such reduction could potentially cause a tracking error between the price of the units and the price of the Applicable Index.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month the Trust and each Trust Series publish account statements for the Trust Series’ unitholders, which include Statements of Income (Loss), Statements of Changes in Net Asset Value and Statements of Changes in Units Outstanding. The account statements are furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each Trust Series’ website at www.unitedstatescommodityindexfund.com, www.unitedstatescopperindexfund.com, www.unitedstatesagricultureindexfund.com and www.unitedstatesmetalsindexfund.com.

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

Date: November 9, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date November 9, 2012