Form 10-K
period 2012-12-31
United States Commodity Index Funds Trust
filed 2013-03-13
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the units of each series of the registrant held by non-affiliates as of June 30, 2012 and the number of outstanding units of each series of the registrant as of March 8, 2013 are included in the table below:

	Aggregate Market Value of Each Series’ Units Held by Non-Affiliates as of June 30, 2012	Number of Outstanding Units as of March 8, 2013
United States Commodity Index Fund	$391,952,000	8,950,000
United States Copper Index Fund	2,352,000	100,000
United States Agriculture Index Fund	3,838,500	100,000
United States Metals Index Fund	2,500,000	100,000

Total	$400,642,500	9,250,000

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I

Item 1.	Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into four separate series (each series, a “Trust Series” and collectively, the “Trust Series”). The Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012 and the United States Metals Index Fund (“USMI”), a commodity pool formed on November 26, 2010 and first made available to the public on June 19, 2012. The Trust and Trust Series maintain their main business offices at 1999 Harrison Street, Suite 1530, Oakland, CA 94612. USCI, CPER, USAG and USMI each issues units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The Trust and each Trust Series operate pursuant to the terms of the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement dated as of November 10, 2010, as amended from time to time, (the “Trust Agreement”), which grants full management control to their sponsor, United States Commodity Funds LLC (“USCF”).

USCI’s Investment Objective

USCI invests in futures contracts for commodities that are currently traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (the NYMEX, ICE Futures, CBOT, CME, LME, Comex and other foreign exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other non exchange traded (“over-the-counter”) transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. Futures Contracts and Other Commodity-Related Investments collectively are referred to as “Commodity Interests.”

The investment objective of USCI is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “Commodity Index”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the Commodity Index or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The Commodity Index is designed to reflect the performance of a diversified group of commodities. The Commodity Index is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the Commodity Index are referred to herein as “Benchmark Component Futures Contracts.” The Commodity Index is owned and maintained by SummerHaven Index Management, LLC (“SummerHaven Indexing”) and calculated and published by Bloomberg, L.P. (“Bloomberg”). USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts, but may fail to closely track the Commodity Index’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI’s units began trading on August 10, 2010. As of December 31, 2012, USCI held 1,058 Futures Contracts on the NYMEX, 2,240 Futures Contracts on the ICE Futures, 3,405 Futures Contracts on the CBOT, 637 Futures Contracts on the CME, 5,701 Futures Contracts on the LME and did not hold any Futures Contracts on the COMEX.

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “Copper Index”), less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts (as defined below) that comprise the Copper Index or the prices of any particular group of Futures Contracts. CPER will not seek to achieve a stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Copper-Related Investments (as defined below). The Copper Index is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts. The Copper Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. The Copper Index is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SummerHaven Indexing. The Eligible Copper Futures Contracts that at any given time make up the Copper Index are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s units began trading on November 15, 2011. As of December 31, 2012, CPER held 28 Futures Contracts on the COMEX.

USAG’s Investment Objective

The investment objective of USAG is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “Agriculture Index”), less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the Agriculture Index or the prices of any particular group of Futures Contracts. USAG will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Agriculture-Related Investments (as defined below). The Agriculture Index is designed to reflect the performance of a diversified group of agricultural commodities. The Agriculture Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the Agriculture Index are traded on ICE Future US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The Agriculture Index is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Agriculture Futures Contracts that at any given time make up the Agriculture Index are referred to herein as “Benchmark Component Agriculture Futures Contracts.” The relative weighting of the Benchmark Component Agriculture Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Agriculture Futures Contracts developed by SummerHaven Indexing.

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the Agriculture Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the Agriculture Index, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s units began trading on April 13, 2012. As of December 31, 2012, USAG held 29 Futures Contracts on the ICE Futures, 9 Futures Contracts on the CME, 4 Futures Contracts on the KCBT and 30 Futures Contracts on the CBOT.

USMI’s Investment Objective

The investment objective of USMI is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Metals Index Total ReturnSM (the “Metals Index”), less USMI’s expenses. USCF does not intend to operate USMI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Metals Futures Contracts (as defined below) that comprise the Metals Index or the prices of any particular group of Futures Contracts. USMI will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Metals-Related Investments (as defined below). The Metals Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the metals in the Metals Index that are traded on the NYMEX, the LME and COMEX are collectively referred to herein as “Eligible Metals Futures Contracts.” The Metals Index is comprised of 10 Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Metals Futures Contracts that at any given time make up the Metals Index are referred to herein as “Benchmark Component Metals Futures Contracts.” The relative weighting of the Benchmark Component Metals Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Metals Futures Contracts developed by SummerHaven Indexing.

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the Metals Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” USMI’s units began trading on June 19, 2012. As of December 31, 2012, USMI held 2 Futures Contracts on the NYMEX, 1 Futures Contract on the CME, 70 Futures Contracts on the LME and 11 Futures Contracts on the COMEX.

Other Defined Terms – Trust Series

The Commodity Index, the Copper Index, the Agriculture Index and the Metals Index are referred to throughout this annual report on Form 10-K collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts, Benchmark Component Agriculture Futures Contracts and Benchmark Component Metals Futures Contracts are referred to throughout this annual report on Form 10-K collectively as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments, Other Copper-Related Investments, Other Agriculture-Related Interests and Other Metals-Related Investments are referred to throughout this annual report on Form 10-K collectively as “Other Related Investments.”

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, USCF was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, CA 94612. USCF is a wholly owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

USCF also serves as general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”). USNG, US12OF, UGA, USDHO, USSO, US12NG and USBO are actively operating funds and all are listed on the NYSE Arca. All funds listed previously are referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in the Trust Series may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the U.S. Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. USSF, UNGD, USGO, UAC and HARD are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds. UAC had been declared effective by the regulatory agencies which have regulatory authority over USCF and UAC, but at the time of filing this annual report on Form 10-K, UAC had not been made available to the public.

USCF is required to evaluate the credit risk of each Trust Series to the futures commission merchant (“FCM”), oversee the purchase and sale of each Trust Series’ units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of each Trust Series and manage each Trust Series’ investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for each Trust Series (the “Marketing Agent”), Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for each Trust Series, and SummerHaven Investment Management, LLC (“SummerHaven”), which serves as the commodity trading advisor for USCI, CPER, USAG and USMI.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of three management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. Through its Management Directors, USCF manages the day-to-day operations of each Trust Series. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does Each Trust Series Operate?

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in commodities prices. An investment in the units allows both retail and institutional investors to easily gain this exposure to the commodities market in a transparent, cost-effective manner.

The investment objective of each Trust Series is for the daily changes in percentage terms of its per unit NAV to reflect the daily changes in percentage terms of the Applicable Index, less each Trust Series expenses. USCF does not intend to operate any Trust Series in a fashion such that its per unit NAV will equal, in dollar terms, the price of the Applicable Index or the price of any particular Applicable Benchmark Component Futures Contract. USCF believes that it is not practical to manage each Trust Series’ portfolio to achieve such an investment goal when investing in the Applicable Benchmark Component Futures Contracts and Other Related Investments.

USCI’s Investment Objective.  USCI seeks to achieve its investment objective by investing in a mix of Commodity Interests such that the daily changes in its per unit NAV will closely track the daily changes in the Commodity Index. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the Commodity Index. The portfolio rebalancing takes place during the last four business days of the month (“Rebalancing Period”). At the end of each of the days in the Rebalancing Period, one fourth of the prior month portfolio positions are replaced by equally-weighted positions reflecting the particular Benchmark Component Futures Contracts determined on the selection date, which is the fifth business day before the end of the month (“USCI’s Selection Date”). At the end of the Rebalancing Period, the Commodity Index will have an equal-weight position of approximately 7.14% in each of the selected Benchmark Component Futures Contracts which will be reflected in the rebalanced portfolio. After fulfilling the collateral requirements with respect to its Commodity Interests, USCI invests the remainder of its proceeds from the sale of creation baskets in short-term obligations of the United States of two years or less (“Treasuries”) or cash equivalents, and/or merely holds such assets in cash (generally in interest-bearing accounts).

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

Each Trust Series’ investment objective is for the daily changes in percentage terms of its per unit NAV to reflect the daily changes in percentage terms of the Applicable Index, not to have the market price of its units match, dollar for dollar, changes in the price of the Applicable Index or the applicable commodities underlying the Applicable Benchmark Component Futures Contracts that make up the Applicable Index. Contango and backwardation may impact the total return on investment in units of a Trust Series relative to a hypothetical direct investment in the commodities underlying the Applicable Benchmark Component Futures Contracts that make up the Applicable Index and, in the future, it is likely that the relationship between the market prices of a Trust Series’ units and changes in the spot prices of the commodities underlying the Applicable Benchmark Component Futures Contracts that make up the Applicable Index could be impacted by contango and backwardation. It is important to note that this comparison ignores the potential costs associated with physically owning and storing commodities, which could be substantial. For a more in-depth discussion of the impact of contango and backwardation, see “Item 1A. Risk Factors — The price relationship between each Applicable Index at any point in time and the Futures Contracts that will became the Applicable Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices”, in this annual report on Form 10-K.

Furthermore, each Trust Series also purchases Treasuries and holds cash and/or cash equivalents to meet its current or potential margin or collateral requirements with respect to its investments in Applicable Interests and to hold cash not required to be used as margin or collateral. There is not expected to be any meaningful correlation between the performance of a Trust Series’ investments in Treasuries, cash or cash equivalents and the changes in the prices of commodities or Applicable Interests. While the level of interest earned on or the market price of these investments may in some respect correlate to changes in the prices of commodities, this correlation is not anticipated as part of the Trust Series’ efforts to meet its objective.

Each Trust Series’ total portfolio composition is disclosed each business day that the NYSE Arca is open for trading on the applicable Trust Series’ website. For a list of each of USCI’s, CPER’s, USAG’s and USMI’s current holdings, please see USCI’s website at www.unitedstatescommodityindexfund.com, CPER’s website at www.unitedstatescopperindexfund.com, USAG’s website at www.unitedstatesagricultureindexfund.com and USMI’s website at www.unitedstatesmetalsindexfund.com. The website disclosure of portfolio holdings for each Trust Series is made daily and includes, as applicable, the name and value of each Applicable Benchmark Component Futures Contract, the specific types and values of Other Related Investments and characteristics of such Other Related Investments, the name and value of each Treasury and cash equivalent, and the amount of cash held in each Trust Series, as applicable. Each Trust Series’ website is publicly accessible at no charge. Each Trust Series’ assets used for margin and collateral are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The units issued by a Trust Series may only be purchased by Authorized Purchasers and, effective as of May 1, 2012, only in blocks of 50,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the units in the Creation Basket. Prior to May 1, 2012, each of USCI, CPER and USAG issued units to Authorized Purchasers by offering baskets consisting of 100,000 units through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). USMI was not available to the public until June 19, 2012, and from its inception of offering, issues units to certain Authorized Purchasers by offering baskets consisting of 50,000 units through the Marketing Agent. Similarly, only Authorized Purchasers may redeem units and only in blocks of 50,000 units called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of units in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual per unit NAV calculated at the end of the business day when a request for a purchase or redemption is received by the applicable Trust Series. The NYSE Arca publishes an approximate per unit NAV intra-day based on the prior day’s per unit NAV and the current price of the Applicable Benchmark Component Futures Contracts, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per unit NAV calculated at the end of each trading day.

While each Trust Series only issues units in Creation Baskets, units are listed on the NYSE Arca and investors may purchase and sell units at market prices like any security.

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

Commodity Interests.  The specific Commodity Interests purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USCI’s investments. While USCF has made significant investments in Benchmark Component Futures Contracts on the Futures Exchanges, for various reasons, including the ability to enter into the precise amount of exposure to the commodities market and position limits on Futures Contracts, it may also invest in economically equivalent Futures Contracts other than those that compose the Benchmark Component Futures Contracts and Other Commodity-Related Investments. To the extent that USCI invests in Other Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Futures Contracts, including cleared swaps that satisfy such criteria, and then to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If USCI is required by law or regulation, or by one of its regulators, including a Futures Exchange, to reduce its position in one or more Benchmark Component Futures Contracts to the applicable position limit or to a specified accountability level, a substantial portion of USCI’s assets could be invested in Other Commodity-Related Investments that are intended to replicate the return on the Commodity Index or particular Benchmark Component Futures Contracts. As USCI’s assets reach higher levels, USCI is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in Other Commodity-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity-Related Investments include those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on USCI’s ability to invest in OTC transactions and cleared swaps.

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

USCF may not be able to fully invest a Trust Series’ assets in Applicable Benchmark Component Futures Contracts having an aggregate notional amount exactly equal to that Trust Series’ NAV. For example, as standardized contracts, the Applicable Benchmark Component Futures Contracts included in an Applicable Index are for a specified amount of a particular commodity, and the applicable Trust Series’ NAV and the proceeds from the sale of a Creation Basket in a particular Trust Series is unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, a Trust Series may be better able to achieve the exact amount of exposure to changes in price of the Applicable Benchmark Component Futures Contracts through the use of Other Related Investments, such as over-the-counter contracts that have better correlation with changes in price of the Applicable Benchmark Component Futures Contracts.

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

USCF does not anticipate letting its Applicable Benchmark Component Futures Contracts expire and taking delivery of any commodities. Instead, USCF closes existing positions, e.g., in response to ongoing changes in the Applicable Index or if it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Applicable Interests. Positions may also be closed out to meet orders for Redemption Baskets, in which case the proceeds from closing the positions will not be reinvested.

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

What are Futures Contracts?

Futures contracts are agreements between two parties. One party agrees to buy a commodity such as natural gas or copper from the other party at a later date at a price and quantity agreed-upon when the contract is made. Generally, futures contracts traded on the NYMEX and the COMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell. Futures contracts may also be based on commodity indices, in that they call for a cash payment based on the change in the value of the specified index during a specified period. Additional risks of investing in futures contracts are included in “Item 1A. Risk Factors” in this annual report on Form 10-K.

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits.  Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and U.S. designated contract markets such as the NYMEX, COMEX, CME, and CBOT have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not applicable to the Trust Series’ investments) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges, but does not limit the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2012, USCI held 1,058 Futures Contracts on the NYMEX, 2,240 Futures Contracts on the ICE Futures, 3,405 Futures Contracts on the CBOT, 637 Futures Contracts on the CME, 5,701 Futures Contracts on the LME and did not hold any Futures Contracts on the COMEX. CPER held 28 Futures Contracts on the COMEX. USAG held 29 Futures Contracts on the ICE Futures, 9 Futures Contracts on the CME, 4 Futures Contracts on the KCBT and 30 Futures Contracts on the CBOT. USMI held 2 Futures Contracts on the NYMEX, 1 Futures Contract on the CME, 70 Futures Contracts on the LME and 11 Futures Contracts on the COMEX. For the year ended December 31, 2012, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2012, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

In late 2011, the CFTC adopted rules that impose new position limits on Referenced Contracts (as defined below) involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect the Trust Series, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect the Trust Series, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of the Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of each Trust Series. See “Commodity Interest Markets – Regulation” in this annual report on Form 10-K for information regarding the Dodd-Frank Act.

Price Volatility.  The price volatility of futures contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Because each Trust Series invests a significant portion of its assets in futures contracts, the assets of each Trust Series, and therefore the price of each Trust Series’ units, may be subject to greater volatility than traditional securities.

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

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton
Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton
Coffee	Coffee “C”	ICE-US	37,500 lbs	U.S. cents/pound
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound
Corn	Corn	CBOT	5000 bushels	U.S. cents/bushel
Cotton	Cotton	ICE-US	50,000 lbs	U.S. cents/pound
Crude Oil (WTI)	Light, Sweet Crude Oil	NYMEX	1,000 barrels	USD/barrel
Crude Oil (Brent)	Crude Oil	ICE-UK	1,000 barrels	USD/barrel
Gas Oil	Gas Oil	ICE-UK	100 metric tons	USD/metric ton
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.
Heating Oil	Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon
Lead	Lead	LME	25 metric tons	USD/metric ton
Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound
Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound
Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound
Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton
Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.
Silver	Silver	COMEX	5,000 troy oz.	U.S. cents/troy oz.
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel
Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton
Soybean Oil	Soybean Oil	CBOT	60,000 lbs.	U.S. cents/pound
Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound
Tin	Tin	LME	5 metric tons	USD/metric ton
Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending	NYMEX	42,000 gallons	U.S. cents/gallon
Wheat	Wheat	CBOT	5,000 bushels	U.S. cents/bushel
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton

TABLE 2

Commodity Symbol	Commodity Name	Sector	Allowed Contracts	Max. tenor
CO	Brent Crude	Energy	All 12 Calendar Months	12
CL	Crude Oil	Energy	All 12 Calendar Months	12
QS	Gas Oil	Energy	All 12 Calendar Months	12
HO	Heating Oil	Energy	All 12 Calendar Months	12
NG	Natural Gas	Energy	All 12 Calendar Months	12
XB	RBOB	Energy	All 12 Calendar Months	12
FC	Feeder Cattle	Livestock	Jan, Mar, Apr, May, Aug, Sep, Oct, Nov	5
LH	Lean Hogs	Livestock	Feb, Apr, Jun, Jul, Aug, Oct, Dec	5
LC	Live Cattle	Livestock	Feb, Apr, Jun, Aug, Oct, Dec	5
BO	Soybean Oil	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7
C	Corn	Grains	Mar, May, Jul, Sep, Dec	12
S	Soybeans	Grains	Jan, Mar, May, Jul, Aug, Sep, Nov	12
SM	Soymeal	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7
W	Wheat (Soft Red Winter)	Grains	Mar, May, Jul, Sep, Dec	7
LA	Aluminum	Industrial Metals	All 12 Calendar months	12
HG	Copper	Industrial Metals	All 12 Calendar Months	12
LL	Lead	Industrial Metals	All 12 Calendar Months	7
LN	Nickel	Industrial Metals	All 12 Calendar Months	7
LT	Tin	Industrial Metals	All 12 Calendar Months	7
LX	Zinc	Industrial Metals	All 12 Calendar Months	7
GC	Gold	Precious Metals	Feb, Apr, Jun, Aug, Oct, Dec	12
PL	Platinum	Precious Metals	Jan, Apr, Jul, Oct	5
SI	Silver	Precious Metals	Mar, May, Jul, Sep, Dec	5
CC	Cocoa	Softs	Mar, May, Jul, Sep, Dec	7
KC	Coffee	Softs	Mar, May, Jul, Sep, Dec	7
CT	Cotton	Softs	Mar, May, Jul, Dec	7
SB	Sugar	Softs	Mar, May, Jul, Oct	7

Prior to the end of each month, SummerHaven Indexing determines the composition of the Commodity Index and provides such information to Bloomberg. Values of the Commodity Index are computed by Bloomberg and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily Commodity Index value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDCITR:IND”. Only settlement and last-sale prices are used in the Commodity Index’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Commodity Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Commodity Index value is based on the settlement prices of the Benchmark Component Futures Contracts, and explains why the underlying Commodity Index often closes at or near the high or low for the day.

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

Monthly commodity selection is a two-step process based upon examination of the relevant futures prices for each commodity:

1) The annualized percentage price difference between the closest-to-expiration Futures Contract and the next closest-to-expiration Futures Contract is calculated for each of the 27 eligible Futures Contracts on USCI’s Selection Date. The seven commodities with the highest percentage price difference are selected.

2) For the remaining 20 eligible commodities, the percentage price change of each commodity over the previous year is calculated, as measured by the change in the price of the closest-to-expiration Futures Contract on the Selection Date from the price of the closest-to-expiration Futures Contract a year prior to USCI’s Selection Date. The seven commodities with the highest percentage price change are selected.

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

The 14 commodities selected are included in the Commodity Index for the next month on an equally-weighted basis. Due to the dynamic monthly commodity selection, the sector weights will vary from approximately 7% to 43% over time, depending on the price observations each month. USCI’s Selection Date for the Commodity Index is the fifth business day prior to the first business day of the next calendar month.

The following graph shows the sector weights of the commodities selected for inclusion in the Commodity Index as of December 31, 2012.

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

Portfolio Construction

The portfolio rebalancing takes place during the Rebalancing Period. At the end of each of the days in the Rebalancing Period, one fourth of the prior month portfolio positions are replaced by an equally-weighted position in the commodity contracts determined on USCI’s Selection Date. At the end of the Rebalancing Period, the Commodity Index takes an equal-weight position of approximately 7.14% in each of the selected commodity contracts.

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

2013 Holiday Schedule

The Commodity Index will not be computed on the following weekdays in 2013:

January	1
January	21
February	18
March	29
May	27
July	4
September	2
November	28
December	25

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

1) On CPER’s Selection Date (“CPER’s Selection Date”):

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

A hypothetical example is included below, with the two selected Eligible Copper Futures Contracts shaded below (the selected commodities are ranked 1 and 2):

Copper Futures Contract	Expiration Date	ContractPrice
Nearest-to-maturity	November-10	374.70

Third nearest-to-maturity	January-11	365.20

Eligible Copper Futures Contracts	Price	Annualized Percentage Price Difference	Ranking
January-11	365.20	10.47%	1

February-11	363.00	10.15%	4

March-11	359.70	10.36%	3

April-11	356.70	10.41%	2

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

Due to the dynamic monthly weighting calculation, the individual weights will vary-over time, depending on the price observations each month. CPER’s Selection Date for the Copper Index is the last business day of the calendar month.

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the Copper Index as of December 31, 2012.

Portfolio Construction

The portfolio rebalancing takes place during the Rebalancing Period. At the end of each of the days in the Rebalancing Period one fourth of the prior month portfolio positions are replaced by the new weights for the Benchmark Component Copper Futures Contracts determined on CPER’s Selection Date.

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

2013 Holiday Schedule

The Copper Index will not be computed on the following weekdays in 2013:

January	1
January	21
February	18
March	29
May	27
July	4
September	2
November	28
December	25

The holiday schedule is subject to change. CPER will also not accept Creation Baskets or Redemption Baskets on these days.

What is the Agriculture Index?

The Agriculture Index is an agricultural sector index designed to broadly represent major agricultural commodities while overweighting the components that are assessed to be in a low inventory state and underweighting the components assessed to be in a high inventory state.

The Agriculture Index consists of fourteen agricultural markets: soybeans, corn, soft red winter wheat, hard red winter wheat, soybean oil, soybean meal, canola, sugar, cocoa, coffee, cotton, live cattle, feeder cattle and lean hogs. Each agricultural commodity is assigned a base weight based on an assessment of market liquidity and the commodity’s overall economic importance. Each commodity is U.S. dollar based, with the exception of canola, which is quoted in Canadian dollars and converted to U.S. dollars for the purpose of the Agriculture Index calculation.

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

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel
Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel
Soft Red Winter Wheat	Soft Red Winter Wheat	CBOT	5,000 bushels	U.S. cents/bushel
Hard Red Winter Wheat	Hard Red Winter Wheat	KCBT	5,000 bushels	U.S. cents/bushel
Bean Oil	Bean Oil	CBOT	60,000 lbs.	U.S. cents/pound
Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton
Coffee	Coffee “C”	ICE-US	37,500 lbs.	U.S. cents/pound
Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton
Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound
Canola	Canola	ICE- CANADA	20 tonnes	CAD/tonne
Cotton	Cotton	ICE-US	50,000 lbs.	U.S. cents/pound
Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound
Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound
Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound

TABLE 2

Commodity Name	Commodity Symbol	Allowed Contracts	Max. Tenor
Soybeans	S	Jan, Mar, May, July, Aug, Sep, Nov,	12
Corn	C	Mar, May, July, Sep, Dec	12
Soft Red Winter Wheat	W	Mar, May, July, Sep, Dec	7
Hard Red Winter Wheat	KW	Mar, May, July, Sep, Dec	5
Bean Oil	BO	Jan, Mar, May, July, Aug, Sep, Oct, Dec	7
Soybean Meal	SM	Jan, Mar, May, July, Aug, Sep, Oct, Dec	7
Coffee	KC	Mar, May, July, Sep, Dec	7
Cocoa	CC	Mar, May, July, Sep, Dec	7
Sugar	SB	Mar, May, July, Oct,	7
Canola	RS	Jan, Mar, May, July, Nov	5
Cotton	CT	Mar, May, July, Dec	7
Feeder Cattle	FC	Jan, Mar, April, May, Aug, Sep, Oct, Nov	5
Live Cattle	LC	Feb, April, June, Aug, Oct, Dec	5
Lean Hogs	LH	Feb, April, June, July, Aug, Oct, Dec	5

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

The monthly weighting selection is a three-step process based upon examination of the relevant futures prices for each agricultural commodity:

1)

The annualized percentage price difference between the closest-to-expiration Benchmark Component Agriculture Futures Contract and the next closest-to-expiration Benchmark Component Agriculture Futures Contract is calculated for each of the 14 eligible agricultural commodities on the fifth business day prior to the first business day of the next calendar month (the “USAG’s Selection Date”). The four agricultural commodities with the highest percentage price difference are selected.

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

Due to the dynamic monthly agricultural commodity weighting calculation, the individual agricultural commodity weights will vary over time, depending on the price observations each month. USAG’s Selection Date for the Agriculture Index is the fifth business day prior to the first business day of the next calendar month.

Contract Selection

For each agricultural commodity in the Agriculture Index, the index selects a specific Benchmark Component Agriculture Futures Contract with a tenor (i.e., contract month) among the eligible tenors (the range of contract months) based upon the relative prices of the Benchmark Component Agriculture Futures Contracts within the eligible range of contract months. The previous notwithstanding, the contract expiration is not changed for that month if a Benchmark Component Agriculture Futures Contract remains in the Agriculture Index, as long as the contract does not expire or enter its notice period in the subsequent month.

Portfolio Construction

The portfolio rebalancing takes place during the Rebalancing Period. At the end of each of the days in the last four business days of each month (the “Rebalancing Period”) one fourth of the prior month portfolio positions are replaced by the new commodity weights for the commodity contracts determined on USAG’s Selection Date.

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

Holiday Schedule

The Agriculture Index will not be computed on the following weekdays in 2013:

January	1
January	21
February	18
March	29
May	27
July	4
September	2
November	28
December	25

The holiday schedule is subject to change. USAG will not accept Creation Baskets or Redemption Baskets on these days.

What is the Metals Index?

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

Prior to the end of each month, SummerHaven Indexing determines the composition of the Metals Index and provides such information to the NYSE Arca. Values of the Metals Index are computed by the NYSE Arca and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily Metals Index value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDMITR.” Only settlement and last-sale prices are used in the Metals Index’s calculation, bids and offers are not recognized; including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Metals Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Metals Index value is based on the settlement prices of the Benchmark Component Metals Futures Contracts, and explains why the underlying Metals Index often closes at or near the high or low for the day.

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

The monthly weighting selection is a three-step process based upon examination of the relevant futures prices for each metal:

1)

The annualized percentage price difference between the closest-to-expiration Benchmark Component Metals Futures Contract and the next closest-to-expiration Benchmark Component Metals Futures Contract is calculated for each of the 10 eligible metals on USMI’s Selection Date (“USMI’s Selection Date”). The three metals with the highest percentage price difference are selected.

2)

For the remaining seven eligible metals, the percentage price change of each metal over the previous year is calculated, as measured by the change in the price of the closest-to-expiration Benchmark Component Metals Futures Contract on the Selection Date from the price of the closest-to-expiration Benchmark Component Metals Futures Contract a year prior to USMI’s Selection Date. The two metals with the highest percentage price change are selected.

3)

For the five metals selected through basis (step 1) and momentum (step 2), each metal’s weight is increased by 3% above its base weighting for the following month. For the remaining five metals not selected, each metal’s weight is decreased by 3% below its base weighting for the following month.

Due to the dynamic monthly metal weighting calculation, the individual metal weights will vary over time, depending on the price observations each month. USMI’s Selection Date for the Metals Index is the fifth business day prior to the first business day of the next calendar month.

The following graph shows the metal weights of the metals selected for inclusion in the Metals Index as of December 31, 2012.

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

Portfolio Construction

The portfolio rebalancing takes place during the Rebalancing Period. At the end of each of the days in the Rebalancing Period one fourth of the prior month portfolio positions are replaced by the new metals weights for the Benchmark Component Metals Futures Contract determined on USMI’s Selection Date.

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

Holiday Schedule

The Metals Index will not be computed on the following weekdays in 2013:

January	1
January	21
February	18
March	29
May	27
July	4
September	2
November	28
December	25

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

None of the Trust Series has employed any hedging methods since all of its investments have been made over an exchange. Therefore, none of the Trust Series has been exposed to counterparty risk.

Treasuries, Cash and Cash Equivalents

Each Trust Series seeks to have the aggregate “notional” amount of the Applicable Interests it holds approximate at all times its aggregate NAV. At any given time, however, most of the Trust Series holdings are in short-term Treasuries, cash and/or cash equivalents that support such Trust Series’ positions in Applicable Interests. For example, the purchase of an Applicable Benchmark Component Futures Contract with a stated or notional amount of $10 million would not require a Trust Series to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the notional amount, would be required. To secure its obligations under Applicable Benchmark Component Futures Contracts, a Trust Series would deposit the required margin with the FCM and would separately hold its remaining assets through its Custodian in Treasuries, cash and/or cash equivalents. Such remaining assets may be used to meet future margin payments that a Trust Series is required to make on its Applicable Benchmark Component Futures Contracts. Other Related Investments typically also involve collateral requirements that represent a small fraction of their notional amounts, so most of a Trust Series’ assets dedicated to Other Related Investments will also be held in Treasuries, cash and cash equivalents.

Each of the Trust Series earns income from the Treasuries and/or cash equivalents that it purchases and on the cash it holds through the Custodian. USCF anticipates that the earned income will increase each Trust Series’ NAV. Each Trust Series applies the earned income to the acquisition of additional investments or uses it to pay its expenses. If a Trust Series reinvests the earned income, it makes investments that are consistent with its investment objective.

What are the Trading Policies of the Trust Series?

Liquidity

Each Trust Series invests only in Applicable Benchmark Component Futures Contracts that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and in over-the-counter Applicable Interests that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming a Trust Series’ position.

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

Who are the Service Providers?

In its capacity as the Custodian for each Trust Series, BBH&Co. may hold each Trust Series’ Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. is also the registrar and transfer agent for the units. In addition, in its capacity as Administrator for each Trust Series, BBH&Co. performs certain administrative and accounting services for each Trust Series and prepares certain SEC, NFA and CFTC reports on behalf of each Trust Series. USCF pays BBH&Co.’s fees for these services.

BBH&Co.’s principal business address is 50 Milk Street, Boston, MA 02109-3661. BBH&Co., a private bank founded in 1818, is neither a publicly held company nor insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Department of Financial Services. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

Each Trust Series also employs ALPS Distributors, Inc. as the Marketing Agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering. ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

Newedge USA, LLC (“Newedge USA”) is the FCM for each Trust Series. Each Trust Series has entered into an Institutional Futures Client Account Agreement. This Agreement allows Newedge to provide services to each Trust Series in connection with the purchase and sale of Applicable Interests that may be purchased or sold by or through Newedge USA for such Trust Series account. Each of Trust Series pays the fees of Newedge USA.

Newedge USA is not affiliated with any Trust Series or USCF. Therefore, none of the Trust Series believes that it has any conflicts of interest with Newedge USA or its trading principals arising from its acting as any Trust Series’ FCM.

Currently, Newedge USA serves as each Trust Series clearing broker to execute and clear each Trust Series’ futures and equities transactions and provide other brokerage-related services. Newedge USA is a futures commission merchant and broker dealer registered with the CFTC and the SEC, and is a member of FINRA. Newedge USA is a clearing member of all principal futures exchanges located in the United States as well as a member of the Chicago Board Options Exchange, International Securities Exchange, New York Stock Exchange, Options Clearing Corporation, and Government Securities Clearing Corporation.

Newedge USA is headquartered at 550 W. Jackson, Suite 500, Chicago, IL 60661 with branch offices in New York, New York; Kansas City, Missouri; Cypress, Texas; Houston Texas, Rosewell, GA; and Montreal Canada.

Prior to January 2, 2008, Newedge USA was known as Fimat USA, LLC. On September 1, 2008, Newedge USA merged with future commission merchant and broker dealer Newedge Financial Inc. (“NFI”) – formerly known as Calyon Financial Inc. Newedge USA was the surviving entity.

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

Other than the foregoing proceedings, which did not have a material adverse effect upon the financial condition of Newedge USA, there have been no material administrative, civil or criminal actions brought, pending or concluded against Newedge USA or its principals in the past five years.

Neither Newedge USA, nor any affiliate, officer, director or employee thereof have passed on the merits of this annual report on Form 10-K, or give any guarantee as to the performance or any other aspect of the Trust Series.

Currently, USCF employs SummerHaven as a commodity trading advisor. SummerHaven provides advisory services to USCF with respect to the Commodity Index, the Copper Index, the Agriculture Index and the Metals Index and investment decisions for each of USCI, CPER, USAG and USMI. Its advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Commodity Index, the Copper Index, the Agriculture Index and the Metals Index, anticipated changes to the Commodity Index, the Copper Index, the Agriculture Index, the Metals Index and the nature of the Commodity Index’s, the Copper Index’s, the Agriculture’s Index and the Metals Index’s current or anticipated component securities. For these services, USCF pays fees to SummerHaven as set forth in the table below.

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

SummerHaven Indexing’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Fees of USCI, CPER, USAG and USMI

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by Each Trust Series and USCF

United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.95% for USCI, 0.95% for CPER, 0.95% for USAG and 0.95% for USMI (1)

BBH&Co., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Trust Series and the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of the Trust Series’ and the Related Public Funds’ combined net assets, (b) 0.0465% for the Trust Series’ and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Trust Series’ and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Inc., Marketing Agent	Each Trust Series pays 0.06% on assets up to $3 billion and 0.04% on assets in excess of $3 billion.(2)

Newedge, FCM and Clearing Broker	Each of Trust Series pays approximately $3.50 per buy or sell; charges may vary.(1)

SummerHaven, Commodity Trading Advisor

Advisory Fee:

On behalf of USCI, USCF pays a percentage of the average daily assets of USCI that is equal to the percentage fees paid to USCF by USCI minus 0.14%, with that result multiplied by 0.5, minus 0.06%.(2)

On behalf of each of CPER, USAG and USMI, USCF pays a percentage of the average daily assets that is equal to the percentage fees paid to USCF by each of CPER, USAG and USMI minus 0.18%, with that result multiplied by 0.5, minus 0.06%.(2)

Sublicense Fee:

For each Trust Series, USCF paid $15,000 for the calendar year 2012, plus an annual fee of 0.06% of the average daily assets of each Trust Series.(2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,000 annually.(2)

(1)

USCI, CPER, USAG or USMI, as applicable, pays this compensation. Effective as of May 29, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by USMI from 0.95% per annum of average daily total net assets to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, when USMI first became listed on the NYSE Arca.

(2)	USCF pays this compensation.

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of each Trust Series’s total assets and subtracting any liabilities.

Expenses Paid or Accrued by USCI through December 31, 2012 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$7,997,691
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$641,025
Other Amounts Paid or Accrued(3):	$1,135,165
Total Expenses Paid or Accrued:	$9,773,881
Expenses Waived(4):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(4):	$9,685,577

(3)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(4)

USCF had voluntarily agreed to pay certain expenses typically borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI.

Expenses Paid or Accrued by USCI through December 31, 2012 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.95 % annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.08 % annualized
Other Amounts Paid or Accrued(5):	0.13 % annualized
Total Expenses Paid or Accrued:	1.16 % annualized
Expenses Waived(6):	(0.01)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(6):	1.15 % annualized

(5)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(6)

USCF had voluntarily agreed to pay certain expenses typically borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI.

Other Fees. USCI also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $300,000 for the fiscal year ended December 31, 2012. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 were $540,586 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses was $68,533.

Expenses Paid or Accrued by CPER through December 31, 2012 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(7):	$22,813
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$1,133
Other Amounts Paid or Accrued(8):	$113,565
Total Expenses Paid or Accrued:	$137,511
Expenses Waived(9):	$(108,817)
Total Expenses Paid or Accrued Including Expenses Waived(9):	$28,694

(7)

Effective as of May 29, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by CPER from 0.95% per annum of average daily total net assets to 0.65% per annum of average daily total net assets.

(8)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(9)

USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by CPER through December 31, 2012 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(10):	0.80 % annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.04 % annualized
Other Amounts Paid or Accrued(11):	3.96 % annualized
Total Expenses Paid or Accrued:	4.80 % annualized
Expenses Waived(12):	(3.80)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(12):	1.00 % annualized

(10)

Effective as of May 29, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by CPER from 0.95% per annum of average daily total net assets to 0.65% per annum of average daily total net assets.

(11)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(12)

USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. CPER also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $50,000 for the period ended December 31, 2012. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 were $540,586 for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses was $415.

Expenses Paid or Accrued by USAG through December 31, 2012 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(13):	$17,492
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$2,632
Other Amounts Paid or Accrued(14):	$80,250
Total Expenses Paid or Accrued:	$100,374
Expenses Waived(15):	$(76,851)
Total Expenses Paid or Accrued Including Expenses Waived(15):	$23,523

(13)

Effective as of May 29, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by USAG from 0.95% per annum of average daily total net assets to 0.80% per annum of average daily total net assets.

(14)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(15)

USCF has voluntarily agreed to pay certain expenses typically borne by USAG to the extent that such expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by USAG through December 31, 2012 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(16):	0.83 % annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.12 % annualized
Other Amounts Paid or Accrued(17):	3.80 % annualized
Total Expenses Paid or Accrued:	4.75 % annualized
Expenses Waived(18):	(3.64)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(18):	1.11 % annualized

(16)

Effective as of May 29, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by USAG from 0.95% per annum of average daily total net assets to 0.80% per annum of average daily total net assets.

(17)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(18)

USCF has voluntarily agreed to pay certain expenses typically borne by USAG to the extent that such expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. USAG also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $75,000 for the period ended December 31, 2012. In addition, USAG is responsible for paying its portion of the directors’ and officers’ liability insurance for USAG, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USAG became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USAG, the other Trust Series and the Related Public Funds. USAG shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 were $540,586 for the Trust Series and the Related Public Funds. USAG’s portion of such fees and expenses was $220.

Expenses Paid or Accrued by USMI through December 31, 2012 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(19):	$10,681
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$714
Other Amounts Paid or Accrued(20):	$61,759
Total Expenses Paid or Accrued:	$73,154
Expenses Waived(21):	$(59,316)
Total Expenses Paid or Accrued Including Expenses Waived(21):	$13,838

(19)

Effective as of May 30, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by USMI from 0.95% per annum of average daily total net assets to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, when USMI first became listed on the NYSE Arca.

(20)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(21)

USCF has voluntarily agreed to pay certain expenses typically borne by USMI to the extent that such expenses exceeded 0.15% (15 basis points) of USMI’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by USMI through December 31, 2012 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(22):	0.70 % annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.05 % annualized
Other Amounts Paid or Accrued(23):	4.05 % annualized
Total Expenses Paid or Accrued:	4.80 % annualized
Expenses Waived(24):	(3.89)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(24):	0.91 % annualized

(22)

Effective as of May 30, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by USMI from 0.95% per annum of average daily total net assets to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, when USMI first became listed on the NYSE Arca.

(23)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(24)

USCF has voluntarily agreed to pay certain expenses typically borne by USMI to the extent that such expenses exceeded 0.15% (15 basis points) of USMI’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. USMI also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $75,000 for the period ended December 31, 2012. In addition, USMI is responsible for paying its portion of the directors’ and officers’ liability insurance for USMI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USMI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USMI, the other Trust Series and the Related Public Funds. USMI shares the fees and expenses on a pro rata basis with the Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 were $540,586 for the Trust Series and the Related Public Funds. USMI’s portion of such fees and expenses was $154.

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

Each Trust Series’ per unit NAV is calculated by:

•	Taking the current market value of its total assets;

•	Subtracting any liabilities; and

•	Dividing that total by the total number of outstanding units.

The Administrator calculates the per unit NAV of each Trust Series once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the Futures Contracts traded on the Futures Exchanges, but calculates or determines the value of all other investments of a Trust Series (including Other Related Investments) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the Administrative Agency Agreement among BBH&Co., the Trust Series and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by a Trust Series in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the Futures Exchanges vary, with some Futures Exchanges ending their trading hours before the close of the core trading session on NYSE Arca (for example, the normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time). When a Trust Series holds Applicable Benchmark Component Futures Contracts from Futures Exchanges with different trading hours than the NYSE Arca, there will be a gap in time at the beginning and/or the end of each day during which such Trust Series’ units are traded on the NYSE Arca, but real-time Futures Exchange trading prices for Applicable Benchmark Component Futures Contracts traded on such Futures Exchanges are not available. During such gaps in time the indicative fund value– will be calculated based on the end of day price of such Applicable Benchmark Component Futures Contracts from Futures Exchanges immediately preceding trading session. In addition, Other Related Investments and Treasuries held by a Trust Series will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

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

In addition, other Futures Contracts, Other Related Investments and Treasuries held by a Trust Series are valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s per unit NAV and moves up and down solely according to changes in the price of the Applicable Index as reported on Bloomberg or another reporting service.

Creation and Redemption of Units

Each Trust Series creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to a Trust Series or the distribution by a Trust Series of the amount of Treasuries and/or cash represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of units included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of a Trust Series. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any unitholder or Authorized Purchaser. From July 1, 2011 through May 1, 2013, Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Purchasers paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through May 1, 2013, Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Purchasers who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of units. As of December 31, 2012, 6 Authorized Purchasers had entered into agreements with USCF on behalf of each of USCI. During the year ended December 31, 2012, USCI issued 45 Creation Baskets and redeemed 8 Redemption Baskets. As of December 31, 2012, 6 Authorized Purchasers had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2012, CPER issued 1 Creation Basket and redeemed 1 Redemption Basket. As of December 31, 2012, 6 Authorized Purchasers had entered into agreements with USCF on behalf of USAG. During the year ended December 31, 2012, USAG issued 3 Creation Baskets and redeemed 2 Redemption Baskets. As of December 31, 2012, 6 Authorized Purchasers had entered into agreements with USCF on behalf of USMI. During the year ended December 31, 2012, USMI issued 3 Creation Baskets and redeemed 1 Redemption Basket.

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

The manner by which redemptions are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a redemption order, an Authorized Purchaser agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to a Trust Series’ account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter transaction (through itself or a designated acceptable broker) with a Trust Series for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Purchaser fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be sold as a result of the Authorized Purchaser’s sale of units.

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

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form, as described in the Authorized Purchaser Agreement, or the fulfillment of the order in the opinion of its counsel may be illegal under applicable laws and regulations, or if circumstances outside the control of USCF, the Marketing Agent or the Custodian make it for all practical purposes not feasible for the units to be delivered under the Redemption Order. USCF may also reject a redemption order if the number of units being redeemed would reduce the remaining outstanding units to 100,000 units (i.e., two baskets) or less.

Creation and Redemption Transaction Fee

To compensate each Trust Series for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to each Trust Series per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through May 1, 2013, Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Purchasers paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through May 1, 2013, Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

Secondary Market Transactions

As noted, each Trust Series creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to a Trust Series or the distribution by a Trust Series of the amount of Treasuries and/or cash equal to the aggregate NAV of the number of units included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

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

Under the Trust Agreement, the Trustee has delegated to USCF the exclusive management and control of all aspects of the business of the Trust and the Trust Series. The Trustee has no duty or liability to supervise or monitor the performance of USCF, nor does the Trustee have any liability for the acts or omissions of USCF.

Because the Trustee has no authority over the operation of the Trust, the Trustee itself is not registered in any capacity with the CFTC.

Investments

USCF applies substantially all of a Trust Series’ assets in Applicable Benchmark Component Futures Contracts and Other Related Investments, short-term Treasuries, cash and cash equivalents. When a Trust Series purchases Applicable Benchmark Component Futures Contracts and certain Other Related Investments that are exchange-traded, a Trust Series is required to deposit with the FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under the Applicable Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Applicable Interests generally impose similar collateral requirements on a Trust Series. USCF invests a Trust Series’ assets that remain after margin and collateral is posted in Treasuries, cash and/or cash equivalents. Subject to these margin and collateral requirements, USCF has sole authority to determine the percentage of assets that will be:

•	held as margin or collateral with FCMs or other custodians;
•	used for other investments; and
•	held in bank accounts to pay current obligations and as reserves.

In general, a Trust Series posts between 5% to 30% of the notional amount of an Applicable Interest as initial margin when entering into such Applicable Interest. Ongoing margin and collateral payments will generally be required for both exchange-traded and over-the-counter Applicable Interests based on changes in the value of the Applicable Interests. Furthermore, ongoing collateral requirements with respect to over-the-counter Applicable Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under the Applicable Interest, and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and over-the-counter Applicable Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of a Trust Series’ assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by a Trust Series constitute reserves that are available to meet ongoing margin and collateral requirements. All income is used for a Trust Series’ benefit.

An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to a Trust Series to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

Each Trust Series’ assets posted as margin for Futures Contracts will be held in segregated accounts pursuant to CEA and CFTC regulations. Collateral posted in connection with over-the-counter contracts held with a Trust Series’ FCM will be similarly segregated and if held with other counterparties will be segregated pursuant to contract between such Trust Series and its counterparties.

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

The offer and sale of units of each Trust Series as well as units of each of the Related Public Funds, is registered under the Securities Act. Each Trust Series and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. The Firm’s participation in the distribution of units are regulated as described above, as well as by the self regulatory association, FINRA.

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

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as a Trust Series or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets to the same extent that the swap markets will be regulated by the CFTC once the Dodd-Frank Act is fully implemented. At a minimum, over-the-counter currency forwards, options and swaps will be subject to heightened recordkeeping, reporting and business conduct standards.

On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards.

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes the Trust Series to a risk of default since failure of a bank with which a Trust Series had entered into a forward contract would likely result in a default and thus possibly substantial losses to the Trust Series.

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

The CEA requires all FCMs, such as USCI’s, CPER’s, USAG’s or USMI’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations, and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

Each Trust Series’ investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Act. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies.

Futures Contracts and Position Limits

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts traded on non-U.S. exchanges to be offered and sold in the United States.

In October 2011, the CFTC finalized the Position Limit Rules, which were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect the Trust Series, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. As a result, the Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect a Trust Series, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of the Trust Series to achieve their investment objectives.

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

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Determination on other types of swaps are expected in the future, and, when finalized, could required each Trust Series to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.” On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). Most of the requirements imposed became effective on October 12, 2012, when additional final rules defining the terms “swap,” “security-based swap,” and “mixed swap” became effective. However, on October 11, 2012 and October 12, 2012, the CFTC issued several no-action letters and interpretive guidance which delayed much of the implementation of the requirements from October 12, 2012 until December 31, 2012. Increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on a Trust Series by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

On February 7, 2012, the CFTC published a rule requiring each FCM and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of an FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This became effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. The Trust Series do not anticipate any impact to their operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as a Trust Series) in the form of higher fees and expenses that related to trading swaps.

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

On December 5, 2012, the CFTC’s Division of Market Oversight issued a letter providing swap dealers with time-limited no-action relief from swap data reporting obligations with respect to equity swaps, foreign exchange swaps and other commodity swaps. For these asset classes, the letter provides swap dealers with reporting relief (i) with respect to real-time price reporting and regular swap reporting (under Part 43 and Part 45 of the CFTC’s regulations, respectively), until February 28, 2013, and (ii) historical swap reporting requirements (under Part 46 of the CFTC’s regulations) until March 30, 2013.

On December 21, 2012, the CFTC’s Division of Market Oversight issued two letters providing certain swap dealers with time-limited no-action relief from some swap data reporting obligations. One letter provides relief from reporting requirements for branches of swap dealers located in emerging markets who encounter technical difficulties in complying with the reporting rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2012.

Under a second letter, all swap dealers have until April 10, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. person or a commercial end-user.

On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank Act’s external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional four to six months from the original compliance date.

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

Regulators have not yet finalized the Dodd-Frank Act rules regarding initial margin levels for over-the-counter derivatives. It is possible that such levels may be higher than those for futures contracts. Also, initial margin requirements for non-cleared swaps will be subject to higher margin requirements than cleared swaps. And, under pending rule proposals, a Trust Series may be required to post, but not be entitled to receive, initial and variation margin in respect of non-cleared swaps. Until such time as the regulators finalize these margin rules, trading in the over-the-counter markets where no clearing facility is provided generally will not require margin per se. Rather, it will involve the extension of credit between counterparties-that is secured by transfers of credit support and/or independent amounts. Credit support is transferred between counterparties in respect of the open over-the-counter derivatives entered into between them, while independent amounts are fixed amounts posted by one or both counterparties at the execution of a particular over-the-counter transaction. When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

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

Intellectual Property

USCF owns trademark registrations for USCI UNITED STATES COMMODITY INDEX FUND (No. 4005166) for “fund investment services” in International Class 36, USCI UNITED STATES COMMODITY INDEX FUND (and Design) (No. 4005167) for “fund investment services” in International Class 36 in use since August 10, 2010 and granted registration on August 2, 2011 and USCI (and Design) S.N. 85629618 in use since July 10, 2012. USAG UNITED STATES AGRICULTURE INDEX FUND (and Leaf Design), Nos. 3600670, 4005166 and 4005167, in use since April 9, 2012 and USAG UNITED STATES AGRIGULTURE INDEX FUND (and Leaf Design), S.N. 85592256, in use since September 4, 2012. CPER UNITED STATES COPPER INDEX FUND (and Design), Nos. 4005166 and 4005167, in use since February 16, 2012 and CPER UNITED STATES COPPER INDEX FUND (and Design), S.N. 85592261, in use since July 3, 2012. USMI UNITED STATES METALS INDEX FUND (and Design), Nos. 4005166 and 4005167, in use since February 16, 2012 and USMI UNITED STATES METALS INDEX FUND (and Design), S.N. 85594611, in use since April 11, 2012. USCI, USAG, CPER and USMI rely upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCI, USAG, CPER and USMI continue to use these trademarks to identify its services, without challenge from any third party, and properly maintain and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted a patent (U.S. Patent No. 7,739,186) and is pursuing a patent application for systems and methods for an exchange- traded fund (“ETF”) that tracks the price of one or more commodities. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

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

•

Each Trust Series incurs certain expenses in connection with its operations, and holds most of its assets in income-producing, short-term Treasuries, cash and/or cash equivalents for margin, collateral and other liquidity purposes and to meet redemptions that may be necessary on an ongoing basis. These expenses and income will cause imperfect correlation between changes in a Trust Series’ per unit NAV and changes in the Applicable Index.

•

Each Trust Series buys and sells as many Applicable Interests that it can to get the daily changes in percentage terms of the per unit NAV as close as possible to the daily changes in percentage terms in the average price of the Applicable Index. The remainder of each Trust Series’ assets are invested in Treasuries, cash and/or cash equivalents and are used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in applicable commodity interests. Investments in Treasuries, cash and/or cash equivalents both, directly and indirectly and as margin, provide rates of return that vary from changes in the prices of the Applicable Benchmark Component Futures Contrasts.

•

USCF may not be able to invest a Trust Series’ assets in Applicable Interests having an aggregate notional amount exactly equal to such Trust Series’ per unit NAV. As standardized contracts, the Applicable Benchmark Component Futures Contracts included in each Applicable Index are for a specified amount of a particular commodity, and each Trust Series’ per unit NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. In such case, a Trust Series could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts. For example, assuming USCI receives $4,679,000 for the sale of a Creation Basket and that the price of a natural gas Benchmark Component Futures Contract is $46,800, USCI could only invest in 99 Futures Contracts with an aggregate value of $4,633,200. The foregoing example is based upon the investment of proceeds from the sale of a Creation Basket into the Futures Contracts of a single commodity. The investment of proceeds from the sale of a Creation Basket by USCI, USAG and USMI may be more complex due to the fact that such Trust Series will use such proceeds to purchase Futures Contracts in multiple commodities. While a Trust Series may be better able to achieve the exact amount of exposure to the commodities market through the use of Other Related Investments such as over-the-counter contracts, there is no assurance that USCF will be able to continually adjust a Trust Series’ exposure to such Other Related Investments to maintain such exact exposure. Furthermore, as noted above, the use of Other Related Investments may itself result in imperfect correlation with the Applicable Index. After fulfilling the margin and collateral requirements with respect to a Trust Series’ Applicable Interests, USCF invests the remainder of a Trust Series’ proceeds from the sale of baskets in Treasuries or cash equivalents, and/or merely holds such assets in cash (generally, in interest-bearing accounts). Such investments may be used to satisfy initial margin and additional margin and collateral requirements, if any, and to otherwise support investments in Applicable Interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin and collateral, will provide rates of return that vary from changes in the value of the price of commodities and the price of Applicable Benchmark Component Futures Contracts.

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

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, various national governments outside of the United States have expressed concern regarding the continued need to regulate the derivatives markets in general. The effect of any future regulatory change on each Trust Series is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on the Trust Series, please see “Item 1. Business – Regulation” in this annual report on Form 10-K.

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

In managing and directing the day-to-day activities and affairs of each Trust Series, USCF relies heavily on Messrs. Howard Mah and John Hyland. If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of a Trust Series. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds. USCF has also filed registration statements to register units of USSF, UNGD, USGO and UAC, each a series of the United States Commodity Funds Trust I, and HARD, a series of the United States Currency Funds Trust. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that until January 11, 2013 managed a public mutual fund. On January 11, 2013, Ameristock Mutual Fund, Inc. was reorganized with and into the Drexel Hamilton Centre American Equity Fund, a series of the Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds and its advisor, Drexel Hamilton Investment Partners, are not affiliated with Ameristock Corporation, the Ameristock Mutual Fund Inc., or USCF. After the consummation of the reorganization and liquidation, the Ameristock Corporation maintained its non-advisory assets. It is estimated that Mr. Mah will spend approximately 98% of his time on Trust Series and Related Public Fund matters. Mr. Hyland will spend approximately 100% of his time on Trust Series and Related Public Fund matters. To the extent that USCF establishes additional funds, even greater demands will be placed on Messrs. Mah and Hyland, as well as the other officers of USCF and its Board.

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

In late 2011, the CFTC adopted the Position Limit Rules, which were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect the Trust Series, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect the Trust Series, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of the Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust series.

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

The Trust Series have not previously made any cash distributions and intend to re-invest any income and realized gains of each Trust Series in additional Applicable Interests rather than distributing cash to unitholders. Therefore, unlike mutual funds, commodity pools or other investment pools that generally distribute income and gains to their investors, none of the Trust Series generally expects to distribute cash to unitholders. An investor should not invest in a Trust Series if it will need cash distributions from such Trust Series to pay taxes on its share of income and gains of such Trust Series, if any, or for any other reason. Although each Trust Series does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Applicable Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. Cash distributions may be made in these and similar instances.

There is a risk that a Trust Series will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such a Trust Series may not earn any profit.

Each Trust Series is obligated to pay USCF a management fee based on its average daily net assets, over-the-counter spreads and various other expenses of its ongoing operations (e.g., fees of the Trustee). These fees and expenses must be paid in all events, regardless of whether a Trust Series’ activities are profitable. Accordingly, each Trust Series must realize trading gains sufficient to cover these fees and expenses before it can earn any profit.

If offerings of the units do not raise sufficient funds to make a Trust Series’ future operations viable, a Trust Series may be forced to terminate and investors may lose all or part of their investment.

Prior to the offering of units, all of a Trust Series’ expenses are funded by USCF. These payments by USCF are designed to allow a Trust Series the ability to commence the public offering of its units. If USCF and a Trust Series are unable to raise sufficient funds so that such Trust Series’ expenses are reasonable in relation to its NAV, such Trust Series may be forced to terminate and investors may lose all or part of their investment.

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

The financial markets are currently in a slow period of recovery and the financial markets are still relatively fragile.

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. In addition, the Administration and Congress have periodically been reaching impasses in passing a fiscal budget which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continues or if a Trust Series is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, a Trust Series would be negatively impacted. In addition, a Trust Series might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010 and 2011, economic growth in 2012 was slow and the financial markets are still fragile. A poor financial recovery could adversely affect the financial condition and results of operations of a Trust Series’ service providers and Authorized Purchasers, which would impact the ability of USCF to achieve such Trust Series’ investment objective.

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

In addition, the majority of each Trust Series’ assets are held in short-term Treasuries, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of a Trust Series’ assets held by that Custodian, which, at any given time, would likely comprise a substantial portion of such Trust Series’ total assets.

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

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to changing regulation.

A portion of each Trust Series’ assets may be used to trade over-the-counter Applicable Interests, such as forward contracts or swap or spot contracts. Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC. The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. To date, the forward markets have been largely unregulated, forward contracts have been executed bi-laterally and, in general, forward contracts have not been cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign derivatives, such as foreign exchange options, certain currency swaps and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose a Trust Series in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

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

In general, valuing over-the-counter derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities or cleared swaps because the price and terms on which such over-the-counter derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating over-the-counter contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding over-the-counter derivatives transaction.

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not yet implemented any final rules. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin).

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

International trading activities subject a Trust Series to foreign exchange risk.

The price of any non-U.S. commodity interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to a Trust Series even if the contract traded is profitable.

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

In order to avoid being taxable as corporation, at least 90 percent (90%) of each Trust Series’ annual gross income must consist of “qualifying income” as defined in the Code. Although USCF has satisfied and anticipates that it will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. None of the Trust Series has requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that any Trust Series is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to unitholders, such Trust Series’ would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to units, any distributions would be taxable to unitholders as dividend income. Taxation of any Trust Series as a corporation could materially reduce the after-tax return on an investment in units and could substantially reduce the value of the units.

Each Trust Series is organized as a Delaware statutory trust, but each Trust Series is taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.

Each Trust Series is organized as a Delaware statutory trust, but each Trust Series is taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law. No U.S. federal income tax is paid by each Trust Series on its income. Instead, each Trust Series will furnish unitholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. unitholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of each Trust Series. This must be reported without regard to the amount (if any) of cash or property the unitholder receives as a distribution from an applicable Trust Series during the taxable year. A unitholder, therefore, may be allocated income or gain by a Trust Series but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

Risks Specific to USCI, CPER, USAG and USMI

Risks Specific to USCI

The Commodity Index reflects commodities in the energy, precious metals, industrial metals, grains, softs and livestock sectors. A change in price of any of the commodities in these sectors will have a significant effect on the level of the Commodity Index and the value of USCI’s units, which could have a material adverse effect on an investment.

For December 2012, the Commodity Index reflected commodities in six commodity sectors: energy (representing approximately 26.69% of the Commodity Index), precious metals (representing approximately 7.01% of the Commodity Index), industrial metals (representing approximately 23.82% of the Commodity Index), grains (representing approximately 28.35% of the Commodity Index), softs (representing approximately 6.97% of the Commodity Index), and livestock (representing approximately 7.16% of the Commodity Index). In addition to the factors affecting commodities generally that are described above, commodities in each sector are subject to specific risks in light of the nature of the sector.

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

SummerHaven Indexing may modify the method for determining the weighting of the Copper Index and for calculating its value in order to ensure that the Copper Index represents a measure of the performance over time of the market for the investment returns of a portfolio of copper futures contracts. Such changes could adversely affect the value of CPER’s units. For more information about the methodology for determining the compositions and weighting of the Copper Index, see “Item 1. Business—What is the Copper Index?” in this annual report on Form 10-K.

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

Risks Specific to USAG

USAG commenced operations on April 13, 2012, so there is less than one year of performance history to serve as a basis for investors to evaluate an investment in USAG.

USAG began operations on April 13, 2012 and therefore, has less than a one-year operating history. Therefore, investors do not have the benefit of reviewing the past performance of USAG as a basis to evaluate an investment in USAG. USCF’s current experience involves managing the Related Public Funds, most of which seek to track a single commodity benchmark futures contract. USCF’s results with the Related Public Funds may not be directly applicable to USAG because USAG seeks to track the Agriculture Index which is comprised of 14 Benchmark Component Agriculture Futures Contracts and is rebalanced monthly.

Changes in the valuation of the Agriculture Index may adversely affect the value of USAG’s units.

SummerHaven Indexing may modify the method for determining the weighting of the Agriculture Index and for calculating its value in order to ensure that the Agriculture Index represents a measure of the performance over time of the markets for the underlying agricultural commodities. Such changes could adversely affect the value of USAG’s units. For more information about the methodology for determining the compositions and weighting of the Agriculture Index, see “Item 1. Business—What is the Agriculture Index?” in this annual report on Form 10-K.

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

As of December 31, 2012, the weighting of the Benchmark Component Agriculture Futures Contracts that comprise the Agriculture Index is approximately 56.93% grains, 25.25% softs and 17.83% livestock. In addition to the factors affecting commodities generally that are described above, commodities in each sector are subject to specific risks in light of the nature of the sector.

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

Risks Specific to USMI

USMI commenced operations on June 19, 2012, so there is less than one year of performance history to serve as a basis for an investor to evaluate an investment in USMI.

USMI commenced operations on June 19, 2012 and therefore, has less than a one-year operating history. Therefore, an investor does not have the benefit of reviewing the past performance of USMI as a basis to evaluate an investment in USMI. Much of USCF’s experience involves managing the Related Public Funds, most of which seek to track a single commodity benchmark futures contract. USCF’s results with these funds may not be directly applicable to USMI because USMI seeks to track the Metals Index which is comprised of ten Benchmark Metals Futures Contracts and is rebalanced monthly.

Changes in the valuation of the Metals Index may adversely affect the value of USMI’s Units.

SummerHaven Indexing may modify the method for determining the weighting of the Metals Index and for calculating its value in order to ensure that the Metals Index represents a measure of the performance over time of the markets for the investment returns of a portfolio of metals futures contracts. Such changes could adversely affect the value of USMI’s Units. For more information about the methodology for determining the compositions and weighting of the Metals Index, see “Item 1. Business—What is the Metals Index?” in this annual report on Form 10-K.

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

As of December 31, 2012, the weighting of the Benchmark Component Metals Futures Contracts that comprise the Metals Index is approximately 35.61% precious metals and approximately 64.39% industrial metals. In addition to the factors affecting commodities generally that are described in the Form 10-K, commodities in each sector are subject to specific risks in light of the nature of the sector.

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

Price Range of Units

USCI’s units have traded on the NYSE Arca under the symbol “USCI” since August 10, 2010. CPER’s units have traded on the NYSE Arca under the symbol “CPER” since November 15, 2011. USAG’s units have traded on the NYSE Arca under the symbol “USAG” since April 13, 2012. USMI’s units have traded on the NYSE Arca under the symbol “USMI” since June 19, 2012. The following tables set forth the range of reported high and low sales prices of the units as reported on the NYSE Arca for the periods indicated below for each of USCI, CPER, USAG and USMI.

USCI

	High	Low
Fiscal year 2012
First quarter	$64.53	$59.87
Second quarter	$61.83	$55.15
Third quarter	$63.33	$57.64
Fourth quarter	$61.49	$58.27

	High	Low
Fiscal year 2011
First quarter	$71.98	$63.22
Second quarter	$72.81	$62.89
Third quarter	$67.54	$58.35
Fourth quarter	$62.41	$56.97

As of December 31, 2012, USCI had approximately 15,335 holders of units.

CPER

	High	Low
Fiscal year 2012
First quarter	$28.22	$24.40
Second quarter	$27.13	$23.16
Third quarter	$26.61	$23.34
Fourth quarter	$26.24	$24.09

	High	Low
Fiscal year 2011
First quarter	$–	$–
Second quarter	$–	$–
Third quarter	$–	$–
Fourth quarter*	$25.87	$23.40

* CPER began trading on November 15, 2011.

As of December 31, 2012, CPER had approximately 161 holders of units.

USAG

	High	Low
Fiscal year 2012
First quarter	$–	$–
Second quarter*	$25.59	$23.31
Third quarter	$54.90	$25.29
Fourth quarter	$27.35	$25.44

* USAG began trading on April 13, 2012.

As of December 31, 2012, USAG had approximately 87 holders of units.

USMI

	High	Low
Fiscal year 2012
First quarter	$-	$-
Second quarter*	$25.19	$24.43
Third quarter	$39.96	$23.82
Fourth quarter	$27.88	$24.92

* USMI began trading on June 19, 2012.

As of December 31, 2012, USMI had approximately 18 holders of units.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its unitholders.

Issuer Purchases of Equity Securities

None of the Trust Series purchases units directly from its unitholders; however, in connection with the redemption of baskets held by Authorized Purchasers, USCI redeemed 8 baskets (comprising 450,000 units) during the year ended December 31, 2012, CPER redeemed 1 basket (comprising 50,000 units) during the year ended December 31, 2012, USAG redeemed 2 baskets (comprising 100,000 units) during the year ended December 31, 2012, and USMI redeemed 1 basket (comprising 50,000 units) during the year ended December 31, 2012.

Item 6.	Selected Financial Data.

Financial Highlights for USCI (for the years ended December 31, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010*
Total assets	$488,827	$351,492	$103,138
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(3,774)	$(64,083)	$10,667
Net income (loss)	$(8,099)	$(68,101)	$10,521
Weighted-average units	7,120,765	6,141,384	674,325
Net income (loss) per unit	$(0.02)	$(5.90)	$14.37
Net income (loss) per weighted average unit	$(1.14)	$(11.09)	$15.60
Cash and cash equivalents at end of year	$430,800	$310,492	$87,443

*	The commencement of operations of USCI was August 10, 2010.

Financial Highlights for CPER (for the years ended December 31, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2012	Year ended December 31, 2011*	Year ended December 31, 2010**
Total assets	$2,645	$2,462	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$133	$(49)	$–
Net income (loss)	$111	$(53)	$–
Weighted-average units	100,410	100,019	–
Net income (loss) per unit	$0.96	$(0.53)	$–
Net income (loss) per weighted average unit	$1.11	$(0.53)	$–
Cash and cash equivalents at end of year	$2,109	$2,114	$1

*	The commencement of operations of CPER was November 15, 2011.
**	The inception of CPER was November 10, 2010.

Financial Highlights for USAG (for the years ended December 31, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2012*	Year ended December 31, 2011	Year ended December 31, 2010**
Total assets	$2,638	$1	$1
Net realized and unrealized gain on futures transactions, inclusive of commissions	$209	$–	$–
Net income	$193	$–	$–
Weighted-average units	113,320	–	–
Net income per unit	$0.56	$–	$–
Net income per weighted average unit	$1.70	$–	$–
Cash and cash equivalents at end of year	$2,000	$1	$1

*	The commencement of operations of USAG was April 13, 2012.
**	The inception of USAG was November 10, 2010.

Financial Highlights for USMI (for the years ended December 31, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2012*	Year ended December 31, 2011	Year ended December 31, 2010**
Total assets	$2,710	$1	$1
Net realized and unrealized gain on futures transactions, inclusive of commissions	$194	$–	$–
Net income	$183	$–	$–
Weighted-average units	111,239	–	–
Net income per unit	$1.47	$–	$–
Net income per weighted average unit	$1.65	$–	$–
Cash and cash equivalents at end of year	$2,137	$1	$1

*	The commencement of operations of USMI was June 19, 2012.
**	The inception of USMI was November 10, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

Each Trust Series is a commodity pool that issues units representing fractional undivided beneficial interests in such Trust Series that may be purchased and sold on the NYSE Arca. The Trust Series are series of the Trust, a Delaware statutory trust formed on December 21, 2009.

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its per unit NAV closely track the daily changes in the price of the Commodity Index. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the Commodity Index. If Futures Contracts relating to a particular commodity remain in the Commodity Index from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on the Selection Date, it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of units in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of December 31, 2012, USCI held 1,058 Futures Contracts on the NYMEX, 2,240 Futures Contracts on the ICE Futures, 3,405 Futures Contracts on the CBOT, 637 Futures Contracts on the CME, 5,701 Futures Contracts on the LME and did not hold any Futures Contracts on the COMEX.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in Other Copper-Related Investments. As of December 31, 2012, CPER held 28 Futures Contracts on the COMEX.

United States Agriculture Index Fund

USAG invests in Futures Contracts for commodities that are traded on ICE Futures US, ICE Futures Canada, CBOT, KCBT and the CME, and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Agriculture-Related Investments. Market conditions that USCF currently anticipates could cause USAG to invest in Other Agriculture-Related Investments would be those allowing USAG to obtain greater liquidity or to execute transactions with more favorable pricing.

The investment objective of USAG is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the Agriculture Index, less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the Agriculture Index or the prices of any particular group of Futures Contracts. The Agriculture Index is designed to reflect the performance of a diversified group of agricultural commodities. The Agriculture Index is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Agriculture Futures Contracts that at any given time make up the Agriculture Index are referred to herein as “Benchmark Component Agriculture Futures Contracts.”.

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in Other Agriculture-Related Interests. As of December 31, 2012, USAG held 29 Futures Contracts on the ICE Futures, 9 Futures Contracts on the CME, 4 Futures Contracts on the KCBT and 30 Futures Contracts on the CBOT.

United States Metals Index Fund

USMI invests in Futures Contracts for commodities that are traded on the NYMEX, the LME and the COMEX, and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Metals-Related Investments. Market conditions that USCF currently anticipates could cause USMI to invest in Other Agriculture-Related Investments would be those allowing USMI to obtain greater liquidity or to execute transactions with more favorable pricing.

The investment objective of USMI is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the Metals Index, less USMI’s expenses. USCF does not intend to operate USMI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the Metals Index or the prices of any particular group of Futures Contracts. The Metals Index is designed to reflect the performance of a diversified group of metals. The Metals Index is comprised of 10 Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Metals Futures Contracts that at any given time make up the Metals Index are referred to herein as “Benchmark Component Metals Futures Contracts.”

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other Eligible Metals Futures Contracts. As of December 31, 2012, USMI held 2 Futures Contracts on the NYMEX, 1 Futures Contract on the CME, 70 Futures Contracts on the LME and 11 Futures Contracts on the COMEX.

Regulation of Commodity Interests

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Act. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the SEC, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact the Trust Series are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Commodity Markets

Commodity Futures Price Movements

Year Ended December 31, 2012

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited moderate daily swings along with an uneven upwardtrend during the year ended December 31, 2012. The table below compares the total returns of the Commodity Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	1.37%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	0.08%
Dow Jones-UBS Commodity Index Total ReturnSM(2)	(0.16)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	4.16%

(1)  The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.

(2)   Source: Bloomberg

The value of the Commodity Index as of January 1, 2012 was 1,703.23. As of December 31, 2012, the value of the Commodity Index was 1,726.55, up approximately 1.37% over the year.

The return of approximately 1.37% on the Commodity Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per unit NAV began the year at $58.47 and ended the year at $58.45 on December 31, 2012, a decrease of approximately 0.03% over the year. USCI’s per unit NAV reached its high for the year on February 24, 2012 at $64.46 and reached its low for the year on June 21, 2012 at $55.23. See “Tracking the Commodity Index” below for information about how expenses and income affect USCI’s NAV.

Copper Markets

Copper Futures Price Movements

Year Ended December 31, 2012

As measured by the two major copper indexes, copper futures prices exhibited moderate daily swings along with an upward trend during the year ended December 31, 2012. The table below compares the total returns of the Copper Index to the Dow Jones-UBS Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	5.04%
Dow Jones-UBS Copper Subindex Total Return(2)	5.00%

(1)  The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.

(2)   Source: Bloomberg

The value of the Copper Index as of January 1, 2012 was 1,164.51. As of December 31, 2012, the value of the Copper Index was 1,223.15, up approximately 5.04% over the year.

The return of approximately 5.04% on the Copper Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per unit NAV began the year at $24.47 and ended the year at $25.43 on December 31, 2012, an increase of approximately 3.92% over the year. CPER’s per unit NAV reached its high for the year on February 9, 2012 at $28.24 and reached its low for the year on June 8, 2012 at $23.18. See “Tracking the Copper Index” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets

Agriculture Futures Price Movements

From USAG’s Commencement of Operations (April 13, 2012) through December 31, 2012

As measured by the four major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with an upward trend during the period from April 13, 2012 (USAG’s commencement of operations) to December 31, 2012. The table below compares the total returns of the Agriculture Index to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	3.21%
S&P GSCI® Agriculture Index Total Return(2)	3.13%
Dow Jones-UBS Agriculture Total Return Sub-indexSM(2)	0.63%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	0.70%

(1)  The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.

(2)  Source: Bloomberg

The value of the Agriculture Index as of USAG’s commencement of operations on April 13, 2012 was 349.41. As of December 31, 2012, the value of the Agriculture Index was 360.61, up approximately 3.21% over the period from April 13, 2012 to December 31, 2012.

The return of approximately 3.21% on the Agriculture Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per unit NAV began on April 13, 2012, USAG’s commencement of operations, at $25.00 and ended the year at $25.56 on December 31, 2012, an increase of approximately 2.24% over the period. USAG’s per unit NAV reached its high for the period on July 20, 2012 at $28.75 and reached its low for the period on June 1, 2012 at $23.08. See “Tracking the Agriculture Index” below for information about how expenses and income affect USAG’s per unit NAV.

Metals Markets

Metals Futures Price Movements

From USMI’s Commencement of Operations (June 19, 2012) through December 31, 2012

As measured by the four major metals indexes listed below, metals futures prices exhibited moderate daily swings along with a upward trend during the period from June 19, 2012 (USMI’s commencement of operations) to December 31, 2012. The table below compares the total returns of the Metals Index to the three major metals indexes over this time period.

SummerHaven Metals Index Total ReturnSM(1)	6.29%
Rogers International Commodity Index®-Metals Total Return(2)	7.26%
Dow Jones-UBS Industrial Metals Total Return Sub-indexSM(2)	5.49%
Deutsche Bank Liquid Commodity Index-Optimum Yield Industrials Metals Total ReturnTM(2)	5.77%

(1)  The inception date for the SummerHaven Metals Index Total ReturnSM is September 2010.

(2)  Source: Bloomberg

The value of the Metals Index as of USMI’s commencement of operations on June 19, 2012 was 814.45. As of December 31, 2012, the value of the Metals Index was 865.68, up approximately 6.29% over the period from June 19, 2012 through December 31, 2012.

The return of approximately 6.29% on the Metals Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USMI’s per unit NAV began on June 19, 2012, USMI’s commencement of operations, at $25.00 and ended at $26.47 on December 31, 2012, an increase of approximately 5.88% over the period. USMI’s per unit NAV reached its high for the period on September 14, 2012 at $28.05 and reached its low for the period on August 2, 2012 at $23.66. See “Tracking the Metals Index” below for information about how expenses and income affect USMI’s per unit NAV.

Valuation of Futures Contracts and the Computation of the Per Unit NAV

Each Trust Series’ NAV is calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Trust Series’ Administrator uses the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts held on the Futures Exchanges, but calculates or determines the value of all other investments of such Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

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

Since its initial offering of 50,000,000 units, USCI has not registered any subsequent offerings of its units. As of December 31, 2012, USCI had issued 11,400,000 units, 8,350,000 of which were outstanding. As of December 31, 2012, there were 36,600,000 units registered but not yet issued. More units may have been issued by USCI than are outstanding due to the redemption of units.

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

Since its initial offering of 30,000,000 units, CPER has not registered any subsequent offerings of its units. As of December 31, 2012, CPER had issued 150,000 units, 100,000 of which were outstanding. As of December, 31, 2012, there were 29,850,000 units registered but not yet issued. More units may have been issued by CPER than are outstanding due to the redemption of units.

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

Since its initial offering of 20,000,000 units, USAG has not registered any subsequent offerings of its units. As of December 31, 2012, USAG had issued 200,000 units, 100,000 of which were outstanding. As of December 31, 2012, there were 19,800,000 units registered but not yet issued. More units may have been issued by USAG than are outstanding due to the redemption of units.

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

Since its initial offering of 20,000,000 units, USMI has not registered any subsequent offerings of its units. As of December 31, 2012, USMI had issued 150,000 units, 100,000 of which were outstanding. As of December 31, 2012, there were 19,850,000 units registered but not yet issued. More units may have been issued by USMI than are outstanding due to the redemption of units.

Unlike funds that are registered under the 1940 Act, units that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2012, USCI had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities USA LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC and Virtu Financial BD LLC.

As of December 31, 2012, CPER had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC and Virtu Financial BD LLC.

As of December 31, 2012, USAG had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC and Virtu Financial BD LLC.

As of December 31, 2012, USMI had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011 and the Year Ended December 31, 2010

Since USCI commenced operations on August 10, 2010, the comparison of USCI’s results of operations for the year ended December 31, 2011 and the period from August 10, 2010 to December 31, 2010 may not be meaningful. In addition, since CPER commenced operations on November 15, 2011, a comparison of CPER’s results of operations for any periods prior to the period from November 15, 2011 to December 31, 2011 has not been provided and a comparison of CPER’s results of operations for the year ended December 31, 2012 and the period from November 15, 2011 to December 31, 2011 may not be meaningful. In addition, since USAG and USMI commenced operations on April 13, 2012 and June 19, 2012, respectively, a comparison of each of USAG’s and USMI’s results of operations for any periods prior to the period from April 13, 2012 to December 31, 2012 and June 19, 2012 to December 31, 2012, respectively, has not been provided.

As of December 31, 2012, USCI’s total unrealized loss on Futures Contracts owned or held on that day was $5,220,900 and USCI established cash deposits and investments in Treasuries that were equal to $491,119,704. USCI held 87.72% of its cash assets in overnight deposits and Treasuries at the Custodian, while 12.28% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit unit NAV on December 31, 2012 was $58.45.

By comparison, as of December 31, 2011, USCI’s total unrealized loss on Futures Contracts owned or held on that day was $22,976,692, and USCI established cash deposits and investments in Treasuries that were equal to $374,465,568. USCI held 82.92% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 17.08% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and investments in Treasuries for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was the result of USCI’s greater size during the year ended December 31, 2012 as measured by total net assets. The ending per unit NAV on December 31, 2011 was $58.47. The decrease in the per unit NAV for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to the decrease in the prices of the Futures Contracts held by USCI.

By comparison, as of December 31, 2010, USCI’s total unrealized gain on Futures Contracts owned or held on that day was $7,417,317, and USCI established cash deposits and investments in Treasuries that were equal to $95,669,058. USCI held 91.40% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 8.60% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and investments in Treasuries for the year ended December 31, 2011 compared to the period ended December 31, 2010, was the result of USCI’s greater size as of December 31, 2011 as measured by total net assets. The ending per unit NAV on December 31, 2010 was $64.37. The decrease in the per unit NAV for the year ended December 31, 2011, as compared to the period ended December 31, 2010, was primarily due to the decrease in the prices of the Futures Contracts.

As of December 31, 2012, CPER’s total unrealized gain on Futures Contracts owned or held on that day was $6,575, and CPER established cash deposits and investments in Treasuries that were equal to $2,541,590. CPER held 82.98% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 17.02% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2012 was $25.43.

By comparison, as of December 31, 2011, CPER’s total unrealized loss on Futures Contracts owned or held on that day was $62,013, and CPER established cash deposits and investments in Treasuries that were equal to $2,511,610. CPER held 84.17% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 15.83% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and investments in Treasuries for the year ended December 31, 2012, as compared to the period ended December 31, 2011, was the result of CPER’s greater size as of December 31, 2012 as measured by total net assets. The ending per unit NAV on December 31, 2011 was $24.47. The increase in the per unit NAV for the year ended December 31, 2012, as compared to the period ended December 31, 2011, was primarily due to the increase in the prices of the Futures Contracts that CPER held.

As of December 31, 2012, USAG’s total unrealized loss on Futures Contracts owned or held on that day was $119,155, and USAG established cash deposits and investments in Treasuries that were equal to $2,679,845. USAG held 74.65% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 25.35% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2012 was $25.56.

As of December 31, 2012, USMI’s total unrealized gain on Futures Contracts owned or held on that day was $46,058, and USMI established cash deposits and investments in Treasuries that were equal to $2,605,049. USMI held 82.03% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 17.97% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2012 was $26.47.

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

During the year ended December 31, 2012, the average daily total net assets of USCI were $428,436,180. The management fee incurred daily by USCI during the year amounted to $4,070,144. By comparison, during the year ended December 31, 2011, the average daily total net assets of USCI were $397,802,693. The management fee incurred by USCI during the year amounted to $3,779,126. By comparison, during the period ended December 31, 2010, the average daily total net assets of USCI were $39,600,480. The management fee paid by USCI during the period amounted to $148,421.

During the year ended December 31, 2012, the daily average total net assets of CPER were $2,552,489. The management fee incurred by CPER during the year amounted to $19,823. By comparison, during the period ended December 31, 2011, the average daily total net assets of CPER were $2,444,511. The management fee incurred by CPER during the period amounted to $2,990.

During the period ended December 31, 2012, the average daily total net assets of USAG were $2,948,838. The management fee incurred by USAG during the period amounted to $17,492.

During the period ended December 31, 2012, the average daily total net assets of USMI were $2,849,399. The management fee incurred by USMI during the period amounted to $10,681.

In addition to the management fee, each Trust Series pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for USCI for the year ended December 31, 2012 was $856,041, as compared to $821,686 for the year ended December 31, 2011 and $98,463 for the period ended December 31, 2010. The increase in gross total fees and expenses excluding management fees for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to USCI’s increased size during the year ended December 31, 2012. The increase in gross total fees and expenses excluding management fees for the year ended December 31, 2011 compared to the period ended December 31, 2010 was primarily due to the fact that USCI was operating for a portion of the period ended December 31, 2010 versus a full year of operations for the year ended December 31, 2011. For the years ended December 31, 2012 and December 31, 2011 and the period ended December 31, 2010, USCI did not incur any fees or other expenses relating to the registration or offering of additional units. For a portion of the year ended December 31, 2011 and during the period ended December 31, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USCI. The total amount of the expense waiver was $36,907 for the year ended December 31, 2011 and $51,397 for the period ended December 31, 2010. For the year ended December 31, 2011 and the period ended December 31, 2010, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $4,600,812 and $246,884, respectively, and after allowance for the expense waiver, totaled $4,563,905 and $195,487, respectively. As of March 31, 2011, the expense waiver was no longer in effect.

The gross total of these fees and expenses for CPER for the year ended December 31, 2012 was $101,564 as compared to $13,134 for the period ended December 31, 2011. The increase in gross total fees and expenses excluding management fees for the year ended December 31, 2012 compared to the period ended December 31, 2011 was primarily due to the fact that CPER was operating for a portion of the period ended December 31, 2011 versus a full year of operations for the year ended December 31, 2012. For the year ended December 31, 2012 and the period ended December 31, 2011, CPER did not incur any fees or other expenses relating to the registration or offering of additional units. For the year ended December 31, 2012 and the period ended December 31, 2011, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $96,364 for the year ended December 31, 2012 and $12,453 for the period ended December 31, 2011. For the year ended December 31, 2012 and the period ended December 31, 2011, the expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $121,387 and $16,124, respectively, and after allowance for the expense waiver, totaled $25,023 and $3,671, respectively.

The gross total of these fees and expenses for USAG for the period ended December 31, 2012 was $82,882. For the period ended December 31, 2012, USAG did not incur any fees or other expenses relating to the registration or offering of additional units. For the period ended December 31, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USAG. The total amount of the expense waiver was $76,851 for the period ended December 31, 2012. For the period ended December 31, 2012, the expenses of USAG, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $100,374, and after allowance for the expense waiver, totaled $23,523.

The gross total of these fees and expenses for USMI for the period ended December 31, 2012 was $62,473. For the period ended December 31, 2012, USMI did not incur any fees or other expenses relating to the registration or offering of additional units. For the period ended December 31, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USMI. The total amount of the expense waiver was $59,316 for the period ended December 31, 2012. For the period ended December 31, 2012, the expenses of USMI, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $73,154, and after allowance for the expense waiver, totaled $13,838.

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance of such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 amounted to a total of $540,586 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2012 was $68,533, CPER’s portion of such fees and expenses for the year ended December 31, 2012 was $415, USAG’s portion of such fees and expenses for the year ended December 31, 2012 was $220 and USMI’s portion of such fees and expenses for the year ended December 31, 2012 was $154. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USCI, CPER and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2011 was $31,792 and CPER’s portion of such fees and expenses for the year ended December 31, 2011 was $32. The decrease in directors’ fees and expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011 was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2012, which was amortized during the years ended December 31, 2011 and 2010. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all Related Public Funds, except USCI, USAG, CPER and USMI. The decrease in directors’ fees and expenses for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2011, the majority of which was amortized in the year ended December 31, 2010.

Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the year ended December 31, 2012, total commissions accrued to brokers amounted to $310,109 for USCI. Of this amount, approximately $296,759 was a result of rebalancing costs and approximately $13,350 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $307,284 for USCI. Of this amount, approximately $286,584 was a result of rebalancing costs and approximately $20,700 was the result of trades necessitated by creation and redemption activity. By comparison, during the period ended December 31, 2010, total commissions accrued to brokers amounted to $23,632 for USCI. Of this amount, approximately $18,532 was a result of rebalancing costs and approximately $5,100 was the result of trades necessitated by creation and redemption activity. The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily due to an increase in USCI’s total net assets for the year ended December 31, 2012. The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2011 as compared to the period ended December 31, 2010, was primarily due an increase in USCI’s total net assets for the year ended December 31, 2011 and the fact that USCI was operating for only a portion of the period ended December 31, 2010 versus a full year of operations for the year ended December 31, 2011. As an annualized percentage of average total net assets, USCI’s figure for the year ended December 31, 2012 represents approximately 0.07% of USCI’s average total net assets. By comparison, USCI’s figure for the year ended December 31, 2011 represented approximately 0.08% of USCI’s average total net assets and the figure for the period ended December 31, 2010 represented approximately 0.15% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the year ended December 31, 2012, total commissions accrued to brokers amounted to $956 for CPER. Of this amount, approximately $799 was a result of rebalancing costs and approximately $157 was the result of trades necessitated by creation and redemption activity. By comparison, during the period ended December 31, 2011, total commissions accrued to brokers amounted to $177 for CPER. Of this amount, approximately $45 was a result of rebalancing costs and approximately $132 was the result of trades necessitated by creation and redemption activity. The increase in CPER’s total commissions accrued to brokers for the year ended December 31, 2012 as compared to the period ended December 31, 2011, was primarily due a slight increase in CPER’s total net assets for the year ended December 31, 2012 and that CPER was operating for only a portion of the period ended December 31, 2011 versus a full year of operations for the year ended December 31, 2012. As an annualized percentage of average total net assets, CPER’s figure for the year ended December 31, 2012 represents approximately 0.04% of CPER’s average total net assets. By comparison, CPER’s figure for the period ended December 31, 2011 represents approximately 0.06% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the period ended December 31, 2012, total commissions accrued to brokers amounted to $2,632 for USAG. Of this amount, approximately $2,090 was a result of rebalancing costs and approximately $542 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USAG’s figure for the period ended December 31, 2012 represents approximately 0.12% of USAG’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the period ended December 31, 2012, total commissions accrued to brokers amounted to $714 for USMI. Of this amount, approximately $512 was a result of rebalancing costs and approximately $202 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USMI’s figure for the period ended December 31, 2012 represents approximately 0.05% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs were approximately $300,000 for the year ended December 31, 2012 for USCI, $50,000 for the year ended December 31, 2012 for CPER, $75,000 for the period ended December 31, 2012 for USAG and $75,000 for the period ended December 31, 2012 for USMI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2012, USCF waived $96,364, $76,851 and $59,316 for each of CPER, USAG and USMI, respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 8 of this annual report on Form 10-K.

Interest Income. Each Trust Series seeks to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with each Trust Series’ Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the year ended December 31, 2012, USCI earned $278,476 in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.07%. USCI purchased Treasuries during the year ended December 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the year ended December 31, 2011 and the period ended December 31, 2010, USCI earned $179,139 and $11,079, respectively, in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.05% and 0.07%, respectively. USCI purchased Treasuries during the year ended December 31, 2011 and the period ended December 31, 2010 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments, including cash equivalents and Treasuries, were higher during the year ended December 31, 2012 compared to the year ended December 31, 2011 and lower compared to the period ended December 31, 2010. As a result, the amount of income earned by USCI as a percentage of average total net assets was higher during the year ended December 31, 2012 compared to the year ended December 31, 2011 and equivalent to the period ended December 31, 2010.

For the year ended December 31, 2012, CPER earned $1,607 in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.06%. CPER purchased Treasuries during the year ended December 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the period ended December 31, 2011, CPER earned $92 in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. CPER purchased Treasuries during the period ended December 31, 2011 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash equivalents and Treasuries, were higher during the year ended December 31, 2012 compared to the period ended December 31, 2011. As a result, the amount of income earned by CPER as a percentage of average total net assets was higher during the year ended December 31, 2012 compared to the period ended December 31, 2011.

For the period ended December 31, 2012, USAG earned $1,573 in interest income on such Treasuries, cash and/or cash equivalents. Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.07%. USAG purchased Treasuries during the period ended December 31, 2012 and also held cash and/or cash equivalents during this time period.

For the period ended December 31, 2012, USMI earned $1,270 in interest income on such Treasuries, cash and/or cash equivalents. Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.08%. USMI purchased Treasuries during the period ended December 31, 2012 and also held cash and/or cash equivalents during this time period.

For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011 and 2010

Since CPER commenced operations on November 15, 2011, a comparison of CPER’s results of operations for any periods prior to the period from November 15, 2011 to December 31, 2011 has not been provided. In addition, a comparison of CPER’s results of operations for the three months ended December 31, 2012 and the period from November 15, 2011 to December 31, 2011 may not be meaningful. In addition, since USAG and USMI commenced operations on April 13, 2012 and June 19, 2012, respectively, a comparison of each of USAG’s and USMI’s results of operations for any periods prior to the period from April 13, 2012 to December 31, 2012 and the period from June 19, 2012 to December 31, 2012, respectively, has not been provided.

Portfolio Expenses. During the three months ended December 31, 2012, the daily average total net assets of USCI were $484,122,909. The management fee incurred by USCI during the period amounted to $1,156,075. By comparison, during the three months ended December 31, 2011, the daily average total net assets of USCI were $413,830,003. The management fee incurred by USCI during the period amounted to $990,925. By comparison, during the three months ended December 31, 2010, the daily average total net assets of USCI were $55,598,988. The management fee paid by USCI during the period amounted to $133,134.

During the three months ended December 31, 2012, the daily average total net assets of CPER were $2,515,754. The management fee incurred by CPER during the period amounted to $4,111. By comparison, during the period ended December 31, 2011, the daily average total net assets of CPER were $2,444,511. The management fee incurred by CPER during the period amounted to $2,990.

During the three months ended December 31, 2012, the average daily total net assets of USAG were $2,653,902. The management fee incurred by USAG during the period amounted to $5,337.

During the three months ended December 31, 2012, the average daily total net assets of USMI were $2,637,101. The management fee incurred by USMI during the period amounted to $4,640.

In addition to the management fee, each Trust Series pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for USCI for the three months ended December 31, 2012 was $171,863, as compared to $170,111 for the three months ended December 31, 2011 and $72,712 for the three months ended December 31, 2010. The increase in gross total expenses excluding management fees for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 and 2010 was primarily due to an increase in USCI’s total net assets for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 and 2010. For the three months ended December 31, 2012, 2011 and 2010, USCI did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended December 31, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USCI. The total amount of the expense waiver was $32,364 for the three months ended December 31, 2010. For the three months ended December 31, 2010, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $205,846 and after allowance for the expense waiver, totaled $173,482. As of March 31, 2011, the expense waiver was no longer in effect.

The gross total of these fees and expenses for CPER for the three months ended December 31, 2012 was $33,217, as compared to $13,134 for the period ended December 31, 2011. The increase in gross total expenses excluding management fees for the three months ended December 31, 2012 as compared to the period ended December 31, 2011 was primarily due to CPER being operational for only a portion of the three months ended December 31, 2011. For the three months ended December 31, 2012 and the period ended December 31, 2011, CPER did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended December 31, 2012 and the period ended December 31, 2011, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $31,459 for the three months ended December 31, 2012 and $12,453 for the period ended December 31, 2011. For the three months ended December 31, 2012 and the period ended December 31, 2011, the expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $37,328 and $16,124, respectively, and after allowance for the expense waiver, totaled $5,869 and $3,671, respectively.

The gross total of these fees and expenses for USAG for the three months ended December 31, 2012 was $32,086. For the three months ended December 31, 2012, USAG did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended December 31, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USAG. The total amount of the expense waiver was $30,132 for the three months ended December 31, 2012. For the three months ended December 31, 2012, the expenses of USAG, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $37,423, and after allowance for the expense waiver, totaled $7,291.

The gross total of these fees and expenses for USMI for the three months ended December 31, 2012 was $31,766. For the three months ended December 31, 2012, USMI did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended December 31, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USMI. The total amount of the expense waiver was $30,139 for the three months ended December 31, 2012. For the three months ended December 31, 2012, the expenses of USMI, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $36,406, and after allowance for the expense waiver, totaled $6,267.

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance of such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 amounted to a total of $540,586 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2012 was $68,533, CPER’s portion of such fees and expenses for the year ended December 31, 2012 was $415, USAG’s portion of such fees and expenses for the year ended December 31, 2012 was $220 and USMI’s portion of such fees and expenses for the year ended December 31, 2012 was $154.

Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the three months ended December 31, 2012, total commissions accrued to brokers amounted to $85,901 for USCI. Of this amount, approximately $83,352 was a result of rebalancing costs and approximately $2,549 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2011, total commissions accrued to brokers amounted to $43,845 for USCI. Of this amount, approximately $42,045 was a result of rebalancing costs and approximately $1,800 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2010, total commissions accrued to brokers amounted to $19,250 for USCI. Of this amount, approximately $15,650 was a result of rebalancing costs and approximately $3,600 was the result of trades necessitated by creation and redemption activity. The increase in USCI’s total commissions accrued to brokers for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 and 2010, was primarily due to an increase in total net assets of USCI during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 and 2010. As an annualized percentage of average daily total net assets, USCI’s figure for the three months ended December 31, 2012 represents approximately 0.07% of USCI’s average daily total net assets. By comparison, USCI’s figure for the three months ended December 31, 2011 represented approximately 0.04% of USCI’s average daily total net assets and the figure for the three months ended December 31, 2010 represented approximately 0.14% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended December 31, 2012, total commissions accrued to brokers amounted to $359 for CPER. Of this amount, approximately $359 was a result of rebalancing costs and there were no trades necessitated by creation or redemption activity. By comparison, for the period ended December 31, 2011, total commissions accrued to brokers amounted to $177 for CPER. Of this amount, approximately $45 was a result of rebalancing costs and approximately $132 was the result of trades necessitated by creation and redemption activity. The increase in CPER’s total commissions accrued to brokers for the three months ended December 31, 2012 as compared to the period ended December 31, 2011, was primarily due to the fact that CPER was operational for the entire three months ended December 31, 2012 as compared to a portion of three months ended December 31, 2011. As an annualized percentage of average daily total net assets, CPER’s figure for the three months ended December 31, 2012 represents approximately 0.06% of CPER’s average daily total net assets. By comparison, CPER’s figure for the period ended December 31, 2011 represented approximately 0.06% of CPER’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended December 31, 2012, total commissions accrued to brokers amounted to $558 for USAG. Of this amount, approximately $558 was a result of rebalancing costs and there were no trades necessitated by creation or redemption activity. As an annualized percentage of average daily total net assets, USAG’s figure for the three months ended December 31, 2012 represents approximately 0.08% of USAG’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended December 31, 2012, total commissions accrued to brokers amounted to $238 for USMI. Of this amount, approximately $238 was a result of rebalancing costs and there were no trades necessitated by creation or redemption activity. As an annualized percentage of average daily total net assets, USMI’s figure for the three months ended December 31, 2012 represents approximately 0.04% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be for the year ended December 31, 2012 for USCI, $50,000 for the year ended December 31, 2012 for CPER, $75,000 for the year ended December 31, 2012 for USAG and $75,000 for the year ended December 31, 2012 for USMI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended December 31, 2012, USCF waived $31,459, $30,132 and $30,139 for each of CPER, USAG and USMI, respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 8 of this annual report on Form 10-K.

Interest Income. Each Trust Series seeks to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with each Trust Series’ Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended December 31, 2012, USCI earned $100,972 in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.08%. USCI purchased Treasuries during the three months ended December 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2011 and 2010, USCI earned $26,818 and $10,619, respectively, in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03% and 0.08%, respectively. USCI purchased Treasuries during the three months ended December 31, 2011 and 2010 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2012 compared to the three months ended December 31, 2011 and lower compared to the three months ended December 31, 2010. As a result, the amount of income earned by USCI as a percentage of average total net assets was higher during the three months ended December 31, 2012 compared to the three months ended December 31, 2011 and equivalent compared to the three months ended December 31, 2010.

For the three months ended December 31, 2012, CPER earned $514 in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.08%. CPER purchased Treasuries during the three months ended December 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the period ended December 31, 2011, CPER earned $92 in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. CPER purchased Treasuries during the period ended December 31, 2011 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2012 compared to the period ended December 31, 2011. As a result, the amount of income earned by CPER as a percentage of average total net assets was higher during the three months ended December 31, 2012 compared to the period ended December 31, 2011.

For the three months ended December 31, 2012, USAG earned $559 in interest income on such Treasuries, cash and/or cash equivalents. Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.08%. USAG purchased Treasuries during the three months ended December 31, 2012 and also held cash and/or cash equivalents during this time period.

For the three months ended December 31, 2012, USMI earned $570 in interest income on such Treasuries, cash and/or cash equivalents. Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.09%. USMI purchased Treasuries during the three months ended December 31, 2012 and also held cash and/or cash equivalents during this time period.

Portfolio Holdings for USCI

During the year ended December 31, 2012, USCI’s portfolio held at all times Futures Contracts based on at least 14 different commodities. Due to changes in the composition of the Commodity Index, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The Commodity Index” below). The table below lists the Benchmark Component Futures Contracts held during the year ended December 31, 2012.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2012	2/1/2012	3/1/2012	4/1/2012	5/1/2012	6/1/2012	7/1/2012	8/1/2012	9/1/2012	10/1/12	11/1/12	12/1/12
Aluminum	—		—									—
Cocoa			—		—			—	—	—	—	—
Coffee			—
Copper		—					—	—	—	—	—	—
Corn	—	—		—	—	—	—	—	—	—	—	—
Cotton	—					—
Crude Oil (Brent)	—	—	—	—	—	—	—	—	—	—	—	—
Crude Oil (WTI)	—	—	—	—		—		—
Feeder Cattle	—	—	—	—	—	—	—	—			—
Gas Oil	—	—	—	—	—	—	—	—	—	—	—
Gold	—	—	—	—	—	—	—	—			—
Diesel-Heating Oil	—	—	—	—	—	—			—	—	—
Lead				—					—	—	—	—
Lean Hogs	—					—	—	—	—	—
Live Cattle	—	—	—	—	—	—	—	—		—	—	—
Natural Gas							—					—
Nickel		—
Platinum		—
Silver	—	—	—						—	—		—
Soybean Meal				—	—	—	—	—	—	—	—	—
Soybean Oil				—	—		—
Soybeans				—	—	—	—	—	—	—	—	—
Sugar	—	—	—	—	—		—
Tin									—	—		—
Unleaded Gasoline	—	—	—	—	—	—		—	—	—	—	—
Wheat			—				—	—	—	—	—	—
Zinc					—	—

— = Component

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2012. Second, while the tables above list the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2012	2/1/2012	3/1/2012	4/1/2012	5/1/2012	6/1/2012	7/1/2012	8/1/2012	9/1/2012	10/1/2012	11/1/2012	12/1/2012	Spot Price Performance YTD 2012
Crude Oil (Brent)	—	—	—	—	—	—		—	—	—	—	—	-1.1%
Crude Oil (WTI)	—	—	—	—		—			—				-0.4%
Gas Oil	—	—	—	—	—	—	—		—	—	—		-5.5%
Heating Oil	—	—	—	—	—	—	—			—	—		-3.9%
Natural Gas								—				—	0.9%
Unleaded Gasoline	—	—	—	—	—	—	—	—	—	—	—	—	-15.9%
Feeder Cattle	—	—	—	—	—	—	—	—	—		—		5.3%
Lean Hogs	—					—	—	—	—	—			11.1%
Live Cattle	—	—	—	—	—	—	—	—	—	—	—	—	6.4%
Corn	—	—		—	—	—	—	—	—	—	—	—	-7.7%
Soybeans				—	—	—	—	—	—	—	—	—	-11.4%
Soybean Meal				—	—	—	—	—	—	—	—	—	-13.6%
Soybean Oil				—	—		—	—					-5.8%
Wheat	—	—	—	—	—	—	—	—	—	—	—	—	-13.8%
Aluminum	—		—									—	-2.0%
Copper		—					—	—	—	—	—	—	-3.5%
Lead				—						—	—	—	1.7%
Nickel		—											-7.8%
Tin										—		—	6.8%
Zinc	—	—	—	—	—	—	—	—	—	—	—	—	-0.8%
Gold	—	—	—	—	—	—	—	—	—		—		-5.4%
Platinum		—											-7.6%
Silver	—	—	—	—	—	—	—	—	—	—	—	—	-12.7%
Cocoa			—		—				—	—	—	—	-11.1%
Coffee			—										-17.1%
Cotton	—					—							8.7%
Sugar	—	—	—	—	—	—	—	—	—	—	—	—	-0.4%

• = Component

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

USCI

For the 30 valuation days ended December 31, 2012, the simple average daily change in the Commodity Index was 0.001%, while the simple average daily change in the per unit NAV of USCI over the same time period was (0.006)%. The average daily difference was (0.007)% (or (0.7) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was (11.822)%, meaning that over this time period USCI’s tracking error was outside the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per unit NAV versus the daily movement of the Commodity Index for the 30-valuation day period ended December 31, 2012. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts since inception.

Since the commencement of the offering of USCI’s units to the public on August 10, 2010 to December 31, 2012, the simple average daily change in the Commodity Index was 0.036%, while the simple average daily change in the per unit NAV of USCI over the same time period was 0.031%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was (2.96)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2012, the actual total return of USCI as measured by changes in its per unit NAV was (0.03)%. This is based on an initial per unit NAV of $58.47 on December 31, 2011 and an ending per unit NAV as of December 31, 2012 of $58.45. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily return of the Commodity Index, USCI would have had an estimated per unit NAV of $59.27 as of December 31, 2012, for a total return over the relevant time period of 1.37%. The difference between the actual per unit NAV total return of USCI of (0.03)% and the expected total return based on the Commodity Index of 1.37% was an error over the time period of (1.40)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2012, USCI earned interest income of $278,476, which is equivalent to a weighted average income rate of approximately 0.07% for such period. In addition, during the year ended December 31, 2012, USCI also collected $12,950 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2012, USCI incurred total expenses of $4,926,185. Income from interest and Authorized Purchaser collections net of expenses was $(4,634,759), which is equivalent to a weighted average net income rate of approximately (1.08)% for the year ended December 31, 2012.

By comparison, for the year ended December 31, 2011, the actual total return of USCI as measured by changes in its per unit NAV was (9.17)%. This is based on an initial per unit NAV of $64.37 on December 31, 2010 and an ending per unit NAV as of December 31, 2011 of $58.47. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily return of the Commodity Index, USCI would have had an estimated per unit NAV of $59.20 as of December 31, 2011, for a total return over the relevant time period of (8.03)%. The difference between the actual per unit NAV total return of USCI of (9.17)% and the expected total return based on the Commodity Index of (8.03)% was an error over the time period of (1.14)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI paid, offset in part by the income that USCI collected on its cash and cash equivalent holdings. During the year ended December 31, 2011, USCI earned interest income of $179,139, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the year ended December 31, 2011, USCI also collected $57,300 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2011, USCI incurred net expenses of $4,563,905. Income from interest and Authorized Purchaser collections net of expenses was $(4,327,466), which is equivalent to a weighted average net income rate of approximately (1.09)% for the year ended December 31, 2011.

By comparison, for the period ended December 31, 2010, the actual total return of USCI as measured by changes in its per unit NAV was 28.74%. This is based on an initial per unit NAV of $50.00 on August 10, 2010 and an ending per unit NAV as of December 31, 2010 of $64.37. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily return of the Commodity Index, USCI would have had an estimated per unit NAV of $64.49 as of December 31, 2010, for a total return over the relevant time period of 28.98%. The difference between the actual per unit NAV total return of USCI of 28.74% and the expected total return based on the Commodity Index of 28.98% was an error over the time period of (0.24)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI paid, offset in part by the income that USCI collected on its cash and cash equivalent holdings. During the period ended December 31, 2010, USCI earned interest income of $11,079, which is equivalent to a weighted average income rate of approximately 0.07% for such period. In addition, during the period ended December 31, 2010, USCI also collected $15,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended December 31, 2010, USCI incurred net expenses of $195,487. Income from interest and Authorized Purchaser collections net of expenses was $(169,408), which is equivalent to a weighted average net income rate of approximately (1.08)% for the period ended December 31, 2010.

CPER

For the 30 valuation days ended December 31, 2012, the simple average daily change in the Copper Index was 0.171%, while the simple average daily change in the per unit NAV of CPER over the same time period was 0.169%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was (0.762)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per unit NAV versus the daily movement of the Copper Index for the 30-valuation day period ended December 31, 2012. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the Benchmark Component Copper Futures Contracts since inception.

Since the commencement of the offering of CPER’s units to the public on November 15, 2011 to December 31, 2012, the simple average daily change in the Copper Index was 0.020%, while the simple average daily change in the per unit NAV of CPER over the same time period was 0.016%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was (2.243)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2012, the actual total return of CPER as measured by changes in its per unit NAV was 3.92%. This is based on an initial per unit NAV of $24.47 on December 31, 2011 and an ending per unit NAV as of December 31, 2012 of $25.43. During this time period, CPER made no distributions to its unitholders. However, if CPER’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily return of the Copper Index, CPER would have had an estimated per unit NAV of $25.70 as of December 31, 2012, for a total return over the relevant time period of 5.03%. The difference between the actual per unit NAV total return of CPER of 3.92% and the expected total return based on the Copper Index of 5.03% was an error over the time period of (1.11)%, which is to say that CPER’s actual total return underperformed the Copper Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Copper Index total return can be attributed to the net impact of the expenses that CPER pays, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2012, CPER earned interest income of $1,607, which is equivalent to a weighted average income rate of approximately 0.06% for such period. In addition, during the year ended December 31, 2012, CPER also collected $1,350 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to CPER’s actual total return. During the year ended December 31, 2012, CPER incurred net expenses of $25,023. Income from interest and Authorized Purchaser collections net of expenses was $(22,066), which is equivalent to a weighted average net income rate of approximately (0.86)% for the year ended December 31, 2012.

By comparison, for the period ended December 31, 2011, the actual total return of CPER as measured by changes in its per unit NAV was (2.12)%. This is based on an initial per unit NAV of $25.00 on November 15, 2011 and an ending per unit NAV as of December 31, 2011 of $24.47. During this time period, CPER made no distributions to its unitholders. However, if CPER’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily return of the Copper Index, CPER would have had an estimated per unit NAV of $24.50 as of December 31, 2011, for a total return over the relevant time period of (2.00)%. The difference between the actual per unit NAV total return of CPER of (2.12)% and the expected total return based on the Copper Index of (2.00)% was an error over the time period of (0.12)%, which is to say that CPER’s actual total return underperformed the Copper Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Copper Index total return can be attributed to the net impact of the expenses that CPER paid, offset in part by the income that CPER collected on its cash and cash equivalent holdings. During the period ended December 31, 2011, CPER earned interest income of $92, which is equivalent to a weighted average income rate of approximately 0.03% for such period. During the period ended December 31, 2011, CPER did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of units. During the period ended December 31, 2011, CPER incurred net expenses of $3,671. Income from interest and Authorized Purchaser collections net of expenses was $(3,579), which is equivalent to a weighted average net income rate of approximately (1.14)% for the period ended December 31, 2011.

USAG

For the 30-valuation days ended December 31, 2012, the simple average daily change in the Agriculture Index was (0.054)%, while the simple average daily change in the per unit NAV of USAG over the same time period was (0.054)%. The average daily difference was 0.000% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Agriculture Index, the average error in daily tracking by the per unit NAV was (7.13)%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per unit NAV versus the daily movement of the Agriculture Index for the 30-valuation day period ended December 31, 2012. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the Benchmark Component Agriculture Futures Contracts since inception.

Since the commencement of the offering of USAG’s units to the public on April 13, 2012 to December 31, 2012, the simple average daily change in the Agriculture Index was 0.022%, while the simple average daily change in the per unit NAV of USAG over the same time period was 0.016%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Agriculture Index, the average error in daily tracking by the per unit NAV was 1.244%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the period ended December 31, 2012, the actual total return of USAG as measured by changes in its per unit NAV was 2.24%. This is based on an initial per unit NAV of $25.00 on April 13, 2012 and an ending per unit NAV as of December 31, 2012 of $25.56. During this time period, USAG made no distributions to its unitholders. However, if USAG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Agriculture Index, USAG would have had an estimated per unit NAV of $25.80 as of December 31, 2012, for a total return over the relevant time period of 3.20%. The difference between the actual per unit NAV total return of USAG of 2.24% and the expected total return based on the Agriculture Index of 3.20% was an error over the time period of (0.96)%, which is to say that USAG’s actual total return underperformed the Agriculture Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Agriculture Index total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the period ended December 31, 2012, USAG earned interest income of $1,573, which is equivalent to a weighted average income rate of approximately 0.07% for such period. In addition, during the period ended December 31, 2012, USAG also collected $2,700 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USAG’s actual total return. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended December 31, 2012, USAG incurred net expenses of $23,523. Income from interest and Authorized Purchaser collections net of expenses was $(19,250), which is equivalent to a weighted average net income rate of approximately (0.91)% for the period ended December 31, 2012.

USMI

For the 30-valuation days ended December 31, 2012, the simple average daily change in the Metals Index was 0.088%, while the simple average daily change in the per unit NAV of USMI over the same time period was 0.098%. The average daily difference was 0.010% (or 1 basis point, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Metals Index, the average error in daily tracking by the per unit NAV was 1.51%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USMI’s per unit NAV versus the daily movement of the Metals Index for the 30-valuation day period ended December 31, 2012. The second chart below shows the monthly total returns of USMI as compared to the monthly value of the Benchmark Component Metals Futures Contracts since inception.

Since the commencement of the offering of USMI’s units to the public on June 19, 2012 to December 31, 2012, the simple average daily change in the Metals Index was 0.051%, while the simple average daily change in the per unit NAV of USMI over the same time period was 0.048%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Metals Index, the average error in daily tracking by the per unit NAV was (1.59)%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the period ended December 31, 2012, the actual total return of USMI as measured by changes in its per unit NAV was 5.88%. This is based on an initial per unit NAV of $25.00 on June 19, 2012 and an ending per unit NAV as of December 31, 2012 of $26.47. During this time period, USMI made no distributions to its unitholders. However, if USMI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Metals Index, USMI would have had an estimated per unit NAV of $26.57 as of December 31, 2012, for a total return over the relevant time period of 6.28%. The difference between the actual per unit NAV total return of USMI of 5.88% and the expected total return based on the Metals Index of 6.28% was an error over the time period of (0.40)% which is to say that USMI’s actual total return underperformed the Metals Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Metals Index total return can be attributed to the net impact of the expenses that USMI pays, offset in part by the income that USMI collects on its cash and cash equivalent holdings. During the period ended December 31, 2012, USMI earned interest income of $1,270, which is equivalent to a weighted average income rate of approximately 0.08% for such period. In addition, during the period ended December 31, 2012, USMI also collected $1,350 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USMI’s actual total return. However, if the total assets of USMI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended December 31, 2012, USMI incurred net expenses of $13,838. Income from interest and Authorized Purchaser collections net of expenses was $(11,218), which is equivalent to a weighted average net income rate of approximately (0.74)% for the period ended December 31, 2012.

Factors That Can Impact Ability to Track the Applicable Index

There are currently three factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per unit NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its unitholders and none of the Trust Series made any distributions to unitholders during the year ended December 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. During the year ended December 31, 2012, USCI earned, on an annualized basis, approximately 0.07% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.95% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.13% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.08)% and affected USCI’s ability to track its benchmark. During the year ended December 31, 2012, CPER earned, on an annualized basis, approximately 0.06% on its cash holdings. It also incurred cash expenses on an annualized basis of approximately 0.78%* for management fees, approximately 0.04% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.16% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.92)% and affected CPER’s ability to track its benchmark. During the period ended December 31, 2012, USAG earned, on an annualized basis, approximately 0.07% on its cash holdings. It also incurred cash expenses on an annualized basis of approximately 0.83%* for management fees, approximately 0.12% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.16% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.04)% and affected USAG’s ability to track its benchmark. During the period ended December 31, 2012, USMI earned, on an annualized basis, approximately 0.08% on its cash holdings. It also incurred cash expenses on an annualized basis of approximately 0.70%* for management fees, approximately 0.05% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.16% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.83)% and affected USMI’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

* Effective as of May 29, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, the date USMI became listed on the NYSE Arca.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2013. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2013. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2013. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2013.

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per unit NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2012, none of the Trust Series held any Other Related Investments, but did, at times and for short holding periods, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Hypothetical Performance of Each Applicable Index

Commodity Index

The table and chart below show the hypothetical performance of the Commodity Index from December 31, 2002 through December 31, 2012.

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

USCF HAS HAD LITTLE OR NO EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR INVESTORS. BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

Since the Commodity Index was launched on December 18, 2009, there is only actual performance history of the Commodity Index from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the Commodity Index and the weighting of the components of the Commodity Index are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the Commodity Index would have performed from December 31, 2002 through December 31, 2012 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Commodity Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from December 31, 2002 through December 31, 2012

Year	Ending Level*	Annual Return
2002	380.07	25.25%
2003	479.25	26.09%
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%

* The “base level” for the Commodity Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Commodity Index on the last trading day of each year and is used to illustrate the cumulative performance of the Commodity Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM Year-Over-Year

Hypothetical Total Returns (1998-12/31/2012)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2012.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2012
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR

Total return	81%	60%	393%	667%

Average Annual return (total)	6.27%	7.41%	13.63%	16.62%

Annualized volatility	17.38%	24.01%	19.69%	16.08%

Annualized Sharpe Ratio	0.22	0.22	0.57	0.86

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the Commodity Index from December 31, 1997 through December 31, 2012 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Dow Jones-UBS Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the Commodity Index’s calculation methodology with historical prices for the futures contracts comprising the Commodity Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

Ten Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,

DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(12/31/02-12/31/12)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes over a six year period.

Six Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,

DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(12/31/06-12/31/12)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Copper Index

The table and chart below show the hypothetical performance of the Copper Index from December 31, 2002 through December 31, 2012.

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT CPER WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

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

USCF HAS HAD LITTLE OR NO EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR INVESTORS. BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

Since the Copper Index was launched on November 4, 2010, there is no actual performance history of the Copper Index to present. However, the components of the Copper Index and the weighting of the components of the Copper Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the Copper Index would have performed from December 31, 2002 through December 31, 2012 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Copper Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the Copper Index for the period from December 31, 2002 through December 31, 2012

Year	Ending Level*	Annual Return
2002	145.444	4.10%
2003	209.444	44.00%
2004	310.819	48.40%
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,123.15	5.04%

* The “base level” for the Copper Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Copper Index on the last trading day of each year and is used to illustrate the cumulative performance of the Copper Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Copper Index Year-Over-Year

Hypothetical Total Returns (12/31/97-12/31/12)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Copper Index in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2012.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2012
	DJ-UBS Copper TR	SCI TR

Total return	434%	681%

Average annual return (total)	19.40%	22.79%

Annualized volatility	28.66%	27.96%

Annualized Sharpe ratio	0.58	0.71

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the Copper Index from December 31, 1997 through December 31, 2012 in comparison with a traditional commodity index and spot copper prices: the Dow Jones-UBS Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Dow Jones-UBS Copper Subindex Total ReturnSM includes the contract in the Dow Jones-UBS Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the Copper Index’s calculation methodology with historical prices for the futures contracts comprising the Copper Index. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the Copper Index. As a result, there are inherent limitations in comparing such performance against the Copper Index. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Dow Jones-UBS Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (12/31/02-12/31/12)

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

Five Year Comparison of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (12/31/07-12/31/12)

Source: SummerHaven Indexing, Bloomberg, LME

Agriculture Index

The table and chart below show the hypothetical performance of the Agriculture Index from December 31, 2002 through December 31, 2012.

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT USAG WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

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

USCF HAS HAD LITTLE OR NO EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR INVESTORS. BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

Since the Agriculture Index was launched on September 23, 2010, there is only actual performance history of the Agriculture Index from that date to the present. However, the components of the Agriculture Index and the weighting of the components of the Agriculture Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the Agriculture Index would have performed from December 31, 2002 through December 31, 2012 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Agriculture Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2002 through December 31, 2012

Year	Ending Level*	Annual Return
2002	179.705	19.48%
2003	201.497	12.13%
2004	213.353	5.88%
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.61	3.21%

* The “base level” for the Agriculture Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (12/31/97-12/31/12)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Agriculture Index in comparison with the actual total return of three major indexes from December 31, 1997 through December 31, 2012.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2012
	DJ-UBS Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	(7)%	(42)%	26%	67%

Average annual return (total)	1.36%	(1.79)%	2.89%	4.57%

Annualized volatility	20.39%	21.65%	19.92%	15.84%

Annualized Sharpe ratio	(0.05)	(0.19)	0.02	0.13

The table above shows the performance of the Agriculture Index from December 31, 1997 through December 31, 2012 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Dow Jones-UBS Agriculture Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Dow Jones-UBS Agriculture Total Return Sub-IndexSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI Total Return Index is derived by using the Agriculture Index’s calculation methodology with historical prices for the futures contracts comprising the Agriculture Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the Agriculture Index. As a result, there are inherent limitations in comparing the performance of such indices against the Agriculture Index. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through December 31, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(12/31/02-12/31/12)

Source: SummerHaven Index Management, Bloomberg

The following chart compares the hypothetical total return of the Agriculture Index in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(12/31/07-12/31/2012)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Metals Index

The table and chart below show the hypothetical performance of the Metals Index from December 31, 2002 through December 31, 2012.

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT USMI WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

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

USCF HAS HAD LITTLE OR NO EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR INVESTORS. BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

Since the Metals Index was launched on September 23, 2010, there is no actual performance history of the Metals Index to present. However, the components of the Metals Index and the weighting of the components of the Metals Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the Metals Index would have performed from December 31, 2002 through December 31, 2012 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Metals Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2002 through December 31, 2012

Year	Ending Level*	Annual Return
2002	150.366	7.23%
2003	212.818	41.53%
2004	262.652	23.42%
2005	347.386	32.26%
2006	589.403	69.67%
2007	669.439	13.58%
2008	425.151	(36.49)%
2009	735.929	73.10%
2010	975.580	32.56%
2011	823.695	(15.57)%
2012	865.68	6.29%

* The “base level” for the Metals Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

Summerhaven Dynamic Metals Index Year-Over-Year

Hypothetical Total Returns (12/31/97-12/31/2012)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the Metals Index in comparison with the actual total return of three major indexes between December 31, 1997 and December 31, 2012.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2012
	DJ-UBS Industrial Metals TR	RICI Metals TR	DB LCI OY Industrial Metals TR	SDMI TR
Total return	178%	403%	245%	586%

Average annual return (total)	12.56%	14.72%	14.55%	17.46%

Annualized volatility	23.28%	18.74%	22.05%	19.68%

Annualized Sharpe ratio	0.52	0.73	0.64	0.83

The table above shows the performance of the Metals Index from December 31, 1997 through December 31, 2012 in comparison with three traditional metals indices: the Rogers International Commodity Index®–Metals Total Return, Dow Jones-UBS Industrial Metals Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM. The Rogers International Commodity Index®–Metals Total Return is an index of ten metals commodity futures contracts, representing commodities consumed in the global economy and is a sub-index of the Rogers International Commodity Index. The Dow Jones-UBS Industrial Metals Total Return Sub-IndexSM is currently composed of four futures contracts on industrial metals, three of which (aluminum, nickel and zinc) are traded on the LME and the other of which (copper) is traded on the COMEX division of the NYMEX. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM is designed to reflect the performance of certain futures contracts on aluminum, copper and zinc. The data for the SDMI Total Return Index is derived by using the Metals Index’s calculation methodology with historical prices for the futures contracts comprising the Metals Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the Metals Index. As a result, there are inherent limitations in comparing the performance of such indices against the Metals Index. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USMI is not responsible for any information found on such websites, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2012; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the DJ-UBS IM TR,

RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI TR

(12/31/02-12/31/12)

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

(12/31/07-12/31/12)

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

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust’s financial statements and related disclosures and has determined that the valuation of Applicable Interests, which are not traded on a United States or internationally recognized futures exchange (such as non-cleared swaps) involves a critical accounting policy. The values which are used by each Trust Series for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, each Trust Series estimates interest income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the years ended December 31, 2012 and 2011 and the period ended December 31, 2010, USCI’s expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2012 and the period ended December 31, 2011, CPER’s expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets. During the period from April 13, 2012 to December 31, 2012, USAG’s expenses exceeded the income it earned and the cash it earned from the sale of Creation Baskets. During the period from June 19, 2012 to December 31, 2012, USMI’s expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets. During the years ended December 31, 2012 and 2011 and the period ended December 31, 2010, USCI was forced to use other assets to pay expenses, which could cause a drop in its NAV over time. During the year ended December 31, 2012 and the period ended December 31, 2011, CPER was forced to use other assets to pay expenses, which could cause a drop in its NAV over time. During the period from April 13, 2012 to December 31, 2012, USAG was forced to use other assets to pay expenses, which could cause a drop in its NAV over time. During the period from June 19, 2012 to December 31, 2012, USMI was forced to use other assets to pay expenses, which could cause a drop in its NAV over time. To the extent expenses exceed income, each Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2012, none of the Trust Series was forced to purchase or liquidate any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Newedge, each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the year ended December 31, 2012, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the year ended December 31, 2012, CPER did not make investments on any foreign exchanges. During the year ended December 31, 2012, the only foreign exchange on which USAG made investments was the ICE Futures. Those Futures Contracts are denominated in Canadian dollars and U.S. dollars. During the year ended December 31, 2012, the only foreign exchange on which USMI made investments was the LME. Those Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2012, each of USCI, CPER, USAG and USMI held cash deposits and investments in Treasuries in the amount of $491,119,704, $2,541,590, $2,679,845 and $2,605,049, respectively, with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2012, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of December 31, 2012 or had direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem units, which redemptions must be in blocks of 50,000 units effective as of May 1, 2012 called “Redemption Baskets.” (Prior to May 1, 2012, the size of the Redemption Basket was 100,000 units). Each Trust Series has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed. From July 1, 2011 through May 1, 2013, Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Purchasers paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through May 1, 2013, Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2012, FCM fees were approximately 0.07% of average daily total net assets for USCI, approximately 0.04% of average daily total net assets for CPER, approximately 0.12% of average daily total net assets for USAG and approximately 0.05% of average daily total net assets for USMI. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5.

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

As of December 31, 2012, USCI’s portfolio consisted of 13,041 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 28 Futures Contracts traded on the COMEX, USAG’s portfolio consisted of 72 Futures Contracts traded on the Futures Exchanges and USMI’s portfolio consisted of 84 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s, USAG’s and USMI’s current holdings, please see USCI’s website at www.unitedstatescommodityindexfund.com, CPER’s website at www.unitedstatescopperindexfund.com, USAG’s website at www.unitedstatesagricultureindexfund.com and USMI’s website at www.unitedstatesmetalsindexfund.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER, USAG and USMI during the year ended December 31, 2012.

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

During the year ended December 31, 2012, none of the Trust Series employed any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, none of the Trust Series’ was exposed to counterparty risk.

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

Item 8.	Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Index to Financial Statements

Documents	Page
Management’s Annual Report on Internal Control Over Financial Reporting.	126

Reports of Independent Registered Public Accounting Firm.	127

Statements of Financial Condition at December 31, 2012 and 2011.	129

Schedule of Investments at December 31, 2012 and 2011.	134

Statements of Operations for the years ended December 31, 2012, 2011 and 2010.	142

Statements of Changes in Capital for the years ended December 31, 2012, 2011 and 2010 and Statements of Changes in Units Outstanding for the years ended December 31, 2012, 2011 and 2010.	147

Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.	152

Notes to Financial Statements for the years ended December 31, 2012, 2011 and 2010.	157

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust’s and each Trust Series’ internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2012, the internal control over financial reporting for the Trust and each Trust Series is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Sponsor of

United States Commodity Index Funds Trust

We have audited the internal control over financial reporting of the United States Commodity Index Funds Trust (the “Trust”), the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Series”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s and the Series’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s and the Series’ internal control over financial reporting based on our audit.

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

In our opinion, the Trust and the Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012, of the Trust and the Series and our report dated March 13, 2013 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 13, 2013

Report of Independent Registered Public Accounting Firm

To the Sponsor of

United States Commodity Index Funds Trust

We have audited the accompanying statements of financial condition of the United States Commodity Index Funds Trust (the “Trust”), the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Series”), in total and for the Series as of December 31, 2012 and 2011, including the schedule of investments as of December 31, 2012 and 2011, and the related statements of operations, changes in capital and changes in units outstanding and cash flows for the years ended December 31, 2012, 2011 and 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the United States Commodity Index Funds Trust, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Trust’s and the Series’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion on the Trust’s and the Series’ internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 13, 2013

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2012 and 2011

United States Commodity Index Fund

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 6)	$430,800,077	$310,491,998
Equity in Newedge trading accounts:
Cash and cash equivalents	60,319,627	63,973,570
Unrealized loss on open commodity futures contracts	(5,220,900)	(22,976,692)
Receivable for units sold	2,922,886	–
Interest receivable	474	145
Other assets	4,657	2,558

Total assets	$488,826,821	$351,491,579

Liabilities and Capital
Management fees payable (Note 4)	$394,233	$327,496
Professional fees payable	312,296	269,136
Brokerage commissions payable	22,815	26,195
Directors’ fees payable	11,597	19,303
Other liabilities	153	153

Total liabilities	741,094	642,283

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Unitholders	488,085,727	350,849,296

Total Capital	488,085,727	350,849,296

Total liabilities and capital	$488,826,821	$351,491,579

Units outstanding	8,350,000	6,000,000

Net asset value per unit	$58.45	$58.47

Market value per unit	$58.63	$58.37

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2012 and 2011

United States Copper Index Fund

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,109,061	$2,114,061
Equity in Newedge trading accounts:
Cash and cash equivalents	432,529	397,549
Unrealized gain (loss) on open commodity futures contracts	6,575	(62,013)
Receivable from Sponsor (Note 4)	96,364	12,453
Interest receivable	18	7
Other assets	29	–

Total assets	$2,644,576	$2,462,057

Liabilities and Capital
Management fees payable (Note 4)	$1,393	$1,986
Professional fees payable	100,193	12,925
Directors’ fees payable	44	32

Total liabilities	101,630	14,943

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Unitholders	2,542,946	2,447,114

Total Capital	2,542,946	2,447,114

Total liabilities and capital	$2,644,576	$2,462,057

Units outstanding	100,000	100,000

Net asset value per unit	$25.43	$24.47

Market value per unit	$25.01	$24.50

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2012 and 2011

United States Agriculture Index Fund

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,000,438	$1,000
Equity in Newedge trading accounts:
Cash and cash equivalents	679,407	–
Unrealized loss on open commodity futures contracts	(119,155)	–
Receivable from Sponsor (Note 4)	76,851	–
Interest receivable	32	–

Total assets	$2,637,573	$1,000

Liabilities and Capital
Management fees payable (Note 4)	$1,772	$–
Professional fees payable	80,030	–
Directors’ fees payable	79	–

Total liabilities	81,881	–

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	1,000
Unitholders	2,555,692	–

Total Capital	2,555,692	1,000

Total liabilities and capital	$2,637,573	$1,000

Units outstanding	100,000

Net asset value per unit	$25.56

Market value per unit	$25.59

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2012 and 2011

United States Metals Index Fund

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,136,984	$1,000
Equity in Newedge trading accounts:
Cash and cash equivalents	468,065	–
Unrealized gain on open commodity futures contracts	46,058	–
Receivable from Sponsor (Note 4)	59,316	–
Interest receivable	7	–

Total assets	$2,710,430	$1,000

Liabilities and Capital
Management fees payable (Note 4)	$1,581	$–
Professional fees payable	61,605	–
Directors’ fees payable	67	–

Total liabilities	63,253	–

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	1,000
Unitholders	2,647,177	–

Total Capital	2,647,177	1,000

Total liabilities and capital	$2,710,430	$1,000

Units outstanding	100,000

Net asset value per unit	$26.47

Market value per unit	$31.07

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2012 and 2011

United States Commodity Index Funds Trust

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 6)	$437,046,560	$312,608,059
Equity in Newedge trading accounts:
Cash and cash equivalents	61,899,628	64,371,119
Unrealized loss on open commodity futures contracts	(5,287,422)	(23,038,705)
Receivable for units sold	2,922,886	–
Receivable from Sponsor (Note 4)	232,531	12,453
Interest receivable	531	152
Other assets	4,686	2,558

Total assets	$496,819,400	$353,955,636

Liabilities and Capital
Management fees payable (Note 4)	$398,979	$329,482
Professional fees payable	554,124	282,061
Brokerage commissions payable	22,815	26,195
Directors’ fees payable	11,787	19,335
Other liabilities	153	153

Total liabilities	987,858	657,226

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	2,000
Unitholders	495,831,542	353,296,410

Total Capital	495,831,542	353,298,410

Total liabilities and capital	$496,819,400	$353,955,636

Units outstanding	8,650,000	6,100,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2012

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Aluminum Futures LA January 2013 contracts, expiring January 2013	1,188	$(198,244)	(0.04)
LME Tin Futures LT January 2013 contracts, expiring January 2013	333	2,966,935	0.61
LME Lead Futures LL February 2013 contracts, expiring February 2013	638	1,602,863	0.33
ICE Brent Crude Oil Futures CO March 2013 contracts, expiring February 2013	318	18,170	0.00
ICE-US Cocoa Futures CC March 2013 contracts, expiring March 2013	1,545	(2,233,750)	(0.46)
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	506	(4,449,450)	(0.91)
ICE-UK Gasoil Futures QS June 2013 contracts, expiring June 2013	377	(390,900)	(0.08)
LME Tin Futures LT August 2013 contracts, expiring August 2013	300	31,470	0.01
LME Zinc Futures LX August 2013 contracts, expiring August 2013	667	(87,644)	(0.02)

	5,872	(2,740,550)	(0.56)

United States Contracts
CBOT Soybean Meal Futures SM March 2013 contracts, expiring March 2013	816	(2,982,000)	(0.61)
CME Live Cattle Futures LC April 2013 contracts, expiring April 2013	637	239,880	0.05
NYMEX Heating Oil Futures HO April 2013 contracts, expiring March 2013	278	32,936	0.01
NYMEX Platinum Futures PL April 2013 contracts, expiring April 2013	454	171,375	0.03
CBOT Wheat Futures W July 2013 contracts, expiring July 2013	884	(2,896,875)	(0.60)
CBOT Soybean Futures S November 2013 contracts, expiring November 2013	538	(713,900)	(0.15)
CBOT Corn Futures C December 2013 contracts, expiring December 2013	1,167	(1,967,400)	(0.40)
NYMEX RBOB Gasoline Futures XB December 2013 contracts, expiring November 2013	326	(6,401)	(0.00)

	5,100	(8,122,385)	(1.67)

Open Futures Contracts - Short*
Foreign Contracts
LME Aluminum Futures LA January 2013 contracts, expiring January 2013	1,188	3,591,081	0.74
LME Tin Futures LT January 2013 contracts, expiring January 2013	333	(36,648)	(0.01)
LME Lead Futures LL February 2013 contracts, expiring February 2013	36	3,227	0.00
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	506	2,087,289	0.43
LME Tin Futures LT August 2013 contracts, expiring August 2013	1	(427)	(0.00)
LME Zinc Futures LX August 2013 contracts, expiring August 2013	5	(2,487)	(0.00)

	2,069	5,642,035	1.16

Total Open Futures Contracts	13,041	$(5,220,900)	(1.07)

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2012

United States Commodity Index Fund (Continued)

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.09%, 1/03/2013	$40,000,000	$39,999,800	8.19
0.09%, 1/10/2013	10,000,000	9,999,781	2.05
0.09%, 1/17/2013	10,000,000	9,999,573	2.05
0.10%, 1/17/2013	10,000,000	9,999,573	2.05
0.09%, 1/24/2013	45,000,000	44,997,423	9.22
0.09%, 2/07/2013	40,000,000	39,996,402	8.19
0.06%, 2/28/2013	20,200,000	20,197,966	4.14
0.07%, 3/07/2013	20,000,000	19,996,967	4.10
0.09%, 3/07/2013	50,000,000	49,992,418	10.24
0.05%, 3/14/2013	20,000,000	19,998,180	4.10
0.10%, 3/28/2013	50,000,000	49,988,223	10.24
0.04%, 4/18/2013	90,000,000	89,988,765	18.44
0.06%, 5/02/2013	30,000,000	29,994,034	6.14

Total Cash Equivalents		$435,149,105	89.15

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

Open Futures Contracts - Short*
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

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2012

United States Copper Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2013 contracts, expiring March 2013	7	$8,575	0.34
COMEX Copper Futures HG May 2013 contracts, expiring May 2013	7	(325)	(0.01)
COMEX Copper Futures HG December 2013 contracts, expiring December 2013	14	(1,675)	(0.07)

Total Open Futures Contracts	28	$6,575	0.26

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.08%, 1/03/2013	$100,000	$100,000	3.93
0.09%, 1/03/2013	150,000	149,999	5.90
0.09%, 2/07/2013	100,000	99,991	3.93
0.07%, 2/14/2013	200,000	199,984	7.87
0.06%, 2/28/2013	100,000	99,990	3.93
0.09%, 3/07/2013	500,000	499,921	19.66
0.10%, 3/28/2013	500,000	499,882	19.66
0.04%, 4/18/2013	300,000	299,962	11.80
0.06%, 5/02/2013	200,000	199,960	7.86

Total Cash Equivalents		$2,149,689	84.54

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

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2012

United States Agriculture Index Fund*

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-Canola Futures RS March 2013 contracts, expiring March 2013	10	$(4,137)	(0.16)
ICE-US Cocoa Futures CC March 2013 contracts, expiring March 2013	4	(9,740)	(0.38)
ICE-US Cotton Futures CT March 2013 contracts, expiring March 2013	2	1,035	0.04
ICE-US Sugar #11 Futures SB May 2013 contracts, expiring April 2013	9	(515)	(0.02)
ICE-US Coffee-C Futures KC July 2013 contracts, expiring July 2013	4	(18,113)	(0.71)

	29	(31,470)	(1.23)

United States Contracts
CBOT Soybean Meal Futures SM March 2013 contracts, expiring March 2013	5	(15,730)	(0.61)
CBOT Wheat Futures W March 2013 contracts, expiring March 2013	7	(32,525)	(1.27)
CME Feeder Cattle Futures FC March 2013 contracts, expiring March 2013	1	(412)	(0.02)
CME Lean Hogs Futures LH April 2013 contracts, expiring April 2013	3	(2,970)	(0.12)
CME Live Cattle Futures LC April 2013 contracts, expiring April 2013	5	1,360	0.05
KCBT Hard Red Winter Wheat Futures KW May 2013 contracts, expiring May 2013	4	(13,275)	(0.52)
CBOT Soybean Oil Futures BO July 2013 contracts, expiring July 2013	1	(408)	(0.01)
CBOT Soybean Futures S November 2013 contracts, expiring November 2013	6	(3,250)	(0.13)
CBOT Corn Futures C December 2013 contracts, expiring December 2013	11	(20,475)	(0.80)

	43	(87,685)	(3.43)

Total Open Futures Contracts	72	$(119,155)	(4.66)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.09%, 1/03/2013	$150,000	$149,999	5.87
0.09%, 1/17/2013	200,000	199,992	7.83
0.07%, 2/14/2013	200,000	199,984	7.82
0.09%, 3/07/2013	750,000	749,881	29.34
0.10%, 3/28/2013	500,000	499,882	19.56
0.04%, 4/18/2013	400,000	399,950	15.65

Total Cash Equivalents		$2,199,688	86.07

* The United States Agriculture Index Fund was not operational as of December 31, 2011 and therefore had no reportable Schedule of Investments.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2011

United States Metals Index Fund*

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT January 2013 contracts, expiring January 2013	3	$42,880	1.62
LME Lead Futures LL February 2013 contracts, expiring February 2013	3	1,981	0.07
LME Nickel Futures LN February 2013 contracts, expiring February 2013	4	9,768	0.37
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	24	45,163	1.71
LME Zinc Futures LX June 2013 contracts, expiring June 2013	7	25,906	0.98
LME Tin Futures LT August 2013 contracts, expiring August 2013	2	10	0.00

	43	125,708	4.75

United States Contracts
CME Palladium Futures PA March 2013 contracts, expiring March 2013	1	275	0.01
COMEX Copper Futures HG March 2013 contracts, expiring March 2013	6	12,175	0.46
COMEX Gold Futures GC April 2013 contracts, expiring April 2013	2	3,250	0.13
NYMEX Platinum Futures PL April 2013 contracts, expiring April 2013	2	(2,900)	(0.11)
COMEX Silver Futures SI May 2013 contracts, expiring May 2013	3	(44,135)	(1.67)

	14	(31,335)	(1.18)

Open Futures Contracts - Short**
Foreign Contracts
LME Tin Futures LT January 2013 contracts, expiring January 2013	3	(7,951)	(0.30)
LME Nickel Futures LN February 2013 contracts, expiring February 2013	2	615	0.02
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	18	(42,123)	(1.59)
LME Zinc Futures LX June 2013 contracts, expiring June 2013	4	1,144	0.04

	27	(48,315)	(1.83)

Total Open Futures Contracts	84	$46,058	1.74

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.08%, 1/03/2013	$200,000	$199,999	7.56
0.09%, 1/24/2013	1,000,000	999,942	37.77
0.09%, 2/07/2013	200,000	199,982	7.56
0.06%, 2/28/2013	200,000	199,980	7.55
0.09%, 3/07/2013	500,000	499,920	18.89
0.04%, 4/18/2013	250,000	249,969	9.44

Total Cash Equivalents		$2,349,792	88.77

* The United States Metals Index Fund was not operational as of December 31, 2011 and therefore had no reportable Schedule of Investments.

** All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Index).

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

United States Commodities Index Fund*

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(21,219,768)	$(33,381,967)	$3,273,577
Change in unrealized gain (loss) on open positions	17,755,792	(30,394,009)	7,417,317
Realized gain on foreign currency transactions	–	2,047	–
Change in unrealized loss on foreign currency translations	(200)	(17)	–
Interest income	278,476	179,139	11,079
Other income	12,950	57,300	15,000

Total income (loss)	(3,172,750)	(63,537,507)	10,716,973

Expenses
Management fees (Note 4)	4,070,144	3,779,126	148,421
Professional fees	476,599	481,660	74,831
Brokerage commissions	310,109	307,284	23,632
Directors’ fees	44,348	19,303	–
Other expenses	24,985	13,439	–

Total expenses	4,926,185	4,600,812	246,884

Expense waiver (Note 4)	–	(36,907)	(51,397)

Net expenses	4,926,185	4,563,905	195,487

Net income (loss)	$(8,098,935)	$(68,101,412)	$10,521,486

Net income (loss) per unit	$(0.02)	$(5.90)	$14.37

Net income (loss) per weighted average unit	$(1.14)	$(11.09)	$15.60

Weighted average units outstanding	7,120,765	6,141,384	674,325

* The commencement of operations of the United States Commodity Index Fund was August 10, 2010.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

United States Copper Index Fund*

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Income
Gain (loss) on trading of commodity contracts:
Realized gain on closed positions	$64,937	$12,725	$–
Change in unrealized gain (loss) on open positions	68,588	(62,013)	–
Interest income	1,607	92	–
Other income	1,350	–	–

Total income (loss)	136,482	(49,196)	–

Expenses
Management fees (Note 4)	19,823	2,990	–
Professional fees	100,193	12,925	–
Brokerage commissions	956	177	–
Directors’ fees	265	32	–
Other expenses	150	–	–

Total expenses	121,387	16,124	–

Expense waiver (Note 4)	(96,364)	(12,453)	–

Net expenses	25,023	3,671	–

Net income (loss)	$111,459	$(52,867)	$–

Net income (loss) per unit	$0.96	$(0.53)

Net income (loss) per weighted average unit	$1.11	$(0.53)

Weighted average units outstanding	100,410	100,019

* The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

United States Agriculture Index Fund*

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Income
Gain (loss) on trading of commodity contracts:
Realized gain on closed positions	$330,608	$–	$–
Change in unrealized loss on open positions	(119,155)	–	–
Realized gain on foreign currency transactions	246	–	–
Realized loss on short-term investments	(2)	–	–
Change in unrealized gain on foreign currency translations	116	–	–
Interest income	1,573	–	–
Other income	2,700	–	–

Total income	216,086	–	–

Expenses
Management fees (Note 4)	17,492	–	–
Professional fees	80,030	–	–
Brokerage commissions	2,632	–	–
Directors’ fees	220	–	–

Total expenses	100,374	–	–

Expense waiver (Note 4)	(76,851)	–	–

Net expenses	23,523	–	–

Net income	$192,563	$–	$–

Net income per unit	$0.56

Net income per weighted average unit	$1.70

Weighted average units outstanding	113,320

* The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

United States Metals Index Fund*

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Income
Gain on trading of commodity contracts:
Realized gain on closed positions	$148,423	$–	$–
Change in unrealized gain on open positions	46,058	–	–
Realized loss on short-term investments	(5)	–	–
Change in unrealized loss on foreign currency translations	(2)	–	–
Interest income	1,270	–	–
Other income	1,350	–	–

Total income	197,094	–	–

Expenses
Management fees (Note 4)	10,681	–	–
Professional fees	61,605	–	–
Brokerage commissions	714	–	–
Directors’ fees	154	–	–

Total expenses	73,154	–	–

Expense waiver (Note 4)	(59,316)	–	–

Net expenses	13,838	–	–

Net income	$183,256	$–	$–

Net income per unit	$1.47

Net income per weighted average unit	$1.65

Weighted average units outstanding	111,239

* The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

United States Commodity Index Funds Trust

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(20,675,800)	$(33,369,242)	$3,273,577
Change in unrealized gain (loss) on open positions	17,751,283	(30,456,022)	7,417,317
Realized gain on foreign currency transactions	246	2,047	–
Realized loss on short-term investments	(7)	–	–
Change in unrealized loss on foreign currency translations	(86)	(17)	–
Interest income	282,926	179,231	11,079
Other income	18,350	57,300	15,000

Total income (loss)	(2,623,088)	(63,586,703)	10,716,973

Expenses
Management fees (Note 4)	4,118,140	3,782,116	148,421
Professional fees	718,427	494,585	74,831
Brokerage commissions	314,411	307,461	23,632
Directors’ fees	44,987	19,335	–
Other expenses	25,135	13,439	–

Total expenses	5,221,100	4,616,936	246,884

Expense waiver (Note 4)	(232,531)	(49,360)	(51,397)

Net expenses	4,988,569	4,567,576	195,487

Net income (loss)	$(7,611,657)	$(68,154,279)	$10,521,486

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2012, 2011 and 2010

United States Commodities Index Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2009	$–	$–	$–
Transfer of interest (Note 3)	1,000	–	1,000
Additions	–	97,618,317	97,618,317
Redemptions	–	(5,148,469)	(5,148,469)
Net income	–	10,521,486	10,521,486

Balances, at December 31, 2010	1,000	102,991,334	102,992,334
Additions	–	469,681,512	469,681,512
Redemptions	(1,000)	(153,722,138)	(153,723,138)
Net loss	–	(68,101,412)	(68,101,412)

Balances, at December 31, 2011	–	350,849,296	350,849,296
Additions	–	171,692,032	171,692,032
Redemptions	–	(26,356,666)	(26,356,666)
Net loss	–	(8,098,935)	(8,098,935)

Balances, at December 31, 2012	$–	$488,085,727	$488,085,727

Statements of Changes in Units Outstanding For the years ended December 31, 2012, 2011 and 2010 United States Commodities Index Fund*
	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2009	–	–	–
Additions	20	1,700,000	1,700,020
Redemptions	–	(100,000)	(100,000)

Units Outstanding, at December 31, 2010	20	1,600,000	1,600,020
Additions	–	6,900,000	6,900,000
Redemptions	(20)	(2,500,000)	(2,500,020)

Units Outstanding, at December 31, 2011	–	6,000,000	6,000,000
Additions	–	2,800,000	2,800,000
Redemptions	–	(450,000)	(450,000)

Units Outstanding, at December 31, 2012	–	8,350,000	8,350,000

Net Asset Value Per Unit:
At August 10, 2010*			$50.00

At December 31, 2010			$64.37

At December 31, 2011			$58.47

At December 31, 2012			$58.45

* The commencement of operations of the United States Commodity Index Fund was August 10, 2010.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2012, 2011 and 2010

United States Copper Index Fund*

	Sponsor	Unitholders	Total

Balances, at December 31, 2009	$–	$–	$–
Transfer of interest (Note 3)	1,000	–	1,000

Balances, at December 31, 2010	1,000	–	1,000
Additions	–	2,500,000	2,500,000
Redemptions	(1,019)	–	(1,019)
Net income (loss)	19	(52,886)	(52,867)

Balances, at December 31, 2011	–	2,447,114	2,447,114
Additions	–	1,224,883	1,224,883
Redemptions	–	(1,240,510)	(1,240,510)
Net income	–	111,459	111,459

Balances, at December 31, 2012	$–	$2,542,946	$2,542,946

Statements of Changes in Units Outstanding

For the years ended December 31, 2012, 2011 and 2010

United States Copper Index Fund*

	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2009	–	–	–
Additions	–	–	–
Redemptions	–	–	–

Units Outstanding, at December 31, 2010	–	–	–
Additions	40	100,000	100,040
Redemptions	(40)	–	(40)

Units Outstanding, at December 31, 2011	–	100,000	100,000
Additions	–	50,000	50,000
Redemptions	–	(50,000)	(50,000)

Units Outstanding, at December 31, 2012	–	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2010			$–

At November 15, 2011*			$25.00

At December 31, 2011			$24.47

At December 31, 2012			$25.43

* The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2012, 2011 and 2010

United States Agriculture Index Fund*

	Sponsor	Unitholders	Total

Balances, at Inception (November 10, 2010)	$–	$–	$–
Transfer of interest (Note 3)	1,000	–	1,000

Balances, at December 31, 2010	1,000	–	1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2011	1,000	–	1,000
Additions	–	5,085,695	5,085,695
Redemptions	(1,009)	(2,722,557)	(2,723,566)
Net income	9	192,554	192,563

Balances, at December 31, 2012	$–	$2,555,692	$2,555,692

Statements of Changes in Units Outstanding

For the years ended December 31, 2012, 2011 and 2010

United States Agriculture Index Fund*

	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2009	–	–	–
Additions	–	–	–
Redemptions	–	–	–

Units Outstanding, at December 31, 2010	–	–	–
Additions	–	–	–
Redemptions	–	–	–

Units Outstanding, at December 31, 2011	–	–	–
Additions	40	200,000	200,040
Redemptions	(40)	(100,000)	(100,040)

Units Outstanding, at December 31, 2012	–	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2011			$–

At April 13, 2012*			$25.00

At December 31, 2012			$25.56

*The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2012, 2011 and 2010

United States Metals Index Fund*

	Sponsor	Unitholders	Total

Balances, at Inception (November 10, 2010)	$–	$–	$–
Transfer of interest (Note 3)	1,000	–	1,000

Balances, at December 31, 2010	1,000	–	1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2011	1,000	–	1,000
Additions	–	3,727,317	3,727,317
Redemptions	(1,026)	(1,263,370)	(1,264,396)
Net income	26	183,230	183,256

Balances, at December 31, 2012	$–	$2,647,177	$2,647,177

Statements of Changes in Units Outstanding For the years ended December 31, 2012, 2011 and 2010 United States Metals Index Fund*
	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2009	–	–	–
Additions	–	–	–
Redemptions	–	–	–

Units Outstanding, at December 31, 2010	–	–	–
Additions	–	–	–
Redemptions	–	–	–

Units Outstanding, at December 31, 2011	–	–	–
Additions	40	150,000	150,040
Redemptions	(40)	(50,000)	(50,040)

Units Outstanding, at December 31, 2012	–	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2011			$–

At June 19, 2012*			$25.00

At December 31, 2012			$26.47

*The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2012, 2011 and 2010

United States Commodity Index Funds Trust

	Sponsor	Unitholders	Total

Balances, at December 31, 2009	$4,000	$–	$4,000
Transfer of interest from Trust to each Trust Series (Note 3)	(4,000)	–	(4,000)
Receipt of transfer of interest by each Trust Series (Note 3)	4,000	–	4,000
Additions	–	97,618,317	97,618,317
Redemptions	–	(5,148,469)	(5,148,469)
Net income	–	10,521,486	10,521,486

Balances, at December 31, 2010	4,000	102,991,334	102,995,334
Additions	–	472,181,512	472,181,512
Redemptions	(2,019)	(153,722,138)	(153,724,157)
Net income (loss)	19	(68,154,298)	(68,154,279)

Balances, at December 31, 2011	2,000	353,296,410	353,298,410
Additions	–	181,729,927	181,729,927
Redemptions	(2,035)	(31,583,103)	(31,585,138)
Net income (loss)	35	(7,611,692)	(7,611,657)

Balances, at December 31, 2012	$–	$495,831,542	$495,831,542

Statements of Changes in Units Outstanding For the years ended December 31, 2012, 2011 and 2010 United States Commodity Index Funds Trust
	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2009	–	–	–
Additions	20	1,700,000	1,700,020
Redemptions	–	(100,000)	(100,000)

Units Outstanding, at December 31, 2010	20	1,600,000	1,600,020
Additions	40	7,000,000	7,000,040
Redemptions	(60)	(2,500,000)	(2,500,060)

Units Outstanding, at December 31, 2011	–	6,100,000	6,100,000
Additions	80	3,200,000	3,200,080
Redemptions	(80)	(650,000)	(650,080)

Units Outstanding, at December 31, 2012	–	8,650,000	8,650,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements Cash Flows

For the years ended December 31, 2012, 2011 and 2010

United States Commodities Index Fund*

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$(8,098,935)	$(68,101,412)	$10,521,486
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	3,653,943	(55,747,624)	(8,225,946)
Unrealized (gain) loss on futures contracts	(17,755,792)	30,394,009	(7,417,317)
(Increase) decrease in receivable from Sponsor	–	51,397	(51,397)
(Increase) decrease in interest receivable	(329)	360	(505)
Increase in other assets	(2,099)	(2,558)	–
Increase in management fees payable	66,737	261,470	66,026
Increase in professional fees payable	43,160	194,304	74,832
Increase (decrease) in brokerage commissions payable	(3,380)	21,110	5,085
Increase (decrease) in directors’ fees payable	(7,706)	19,303	–
Increase in other liabilities	–	153	–

Net cash used in operating activities	(22,104,401)	(92,909,488)	(5,027,736)

Cash Flows from Financing Activities:
Addition of units	168,769,146	469,681,512	97,619,317
Redemption of units	(26,356,666)	(153,723,138)	(5,148,469)

Net cash provided by financing activities	142,412,480	315,958,374	92,470,848

Net Increase in Cash and Cash Equivalents	120,308,079	223,048,886	87,443,112

Cash and Cash Equivalents, beginning of year	310,491,998	87,443,112	–

Cash and Cash Equivalents, end of year	$430,800,077	$310,491,998	$87,443,112

* The commencement of operations of the United States Commodity Index Fund was August 10, 2010.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements Cash Flows

For the years ended December 31, 2012, 2011 and 2010

United States Copper Index Fund*

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$111,459	$(52,867)	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(34,980)	(397,549)	–
Unrealized (gain) loss on futures contracts	(68,588)	62,013	–
Increase in receivable from Sponsor	(83,911)	(12,453)	–
Increase in interest receivable	(11)	(7)	–
Increase in other assets	(29)	–	–
Increase (decrease) in management fees payable	(593)	1,986	–
Increase in professional fees payable	87,268	12,925	–
Increase in directors’ fees payable	12	32	–

Net cash provided by (used in) operating activities	10,627	(385,920)	–

Cash Flows from Financing Activities:
Addition of units	1,224,883	2,500,000	1,000
Redemption of units	(1,240,510)	(1,019)	–

Net cash provided by (used in) financing activities	(15,627)	2,498,981	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	(5,000)	2,113,061	1,000

Cash and Cash Equivalents, beginning of year	2,114,061	1,000	–

Cash and Cash Equivalents, end of year	$2,109,061	$2,114,061	$1,000

*The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements Cash Flows

For the years ended December 31, 2012, 2011 and 2010

United States Agriculture Index Fund*

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash Flows from Operating Activities:
Net income	$192,563	$–	$–
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(679,407)	–	–
Unrealized loss on futures contracts	119,155	–	–
Increase in receivable from Sponsor	(76,851)	–	–
Increase in interest receivable	(32)	–	–
Increase in management fees payable	1,772	–	–
Increase in professional fees payable	80,030	–	–
Increase in directors’ fees payable	79	–	–

Net cash used in operating activities	(362,691)	–	–

Cash Flows from Financing Activities:
Addition of units	5,085,695	–	1,000
Redemption of units	(2,723,566)	–	–

Net cash provided by financing activities	2,362,129	–	1,000

Net Increase in Cash and Cash Equivalents	1,999,438	–	1,000

Cash and Cash Equivalents, beginning of year	1,000	1,000	–

Cash and Cash Equivalents, end of year	$2,000,438	$1,000	$1,000

*The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements Cash Flows

For the years ended December 31, 2012, 2011 and 2010

United States Metals Index Fund*

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash Flows from Operating Activities:
Net income	$183,256	$–	$–
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(468,065)	–	–
Unrealized gain on futures contracts	(46,058)	–	–
Increase in receivable from Sponsor	(59,316)	–	–
Increase in interest receivable	(7)	–	–
Increase in management fees payable	1,581	–	–
Increase in professional fees payable	61,605	–	–
Increase in directors’ fees payable	67	–	–

Net cash used in operating activities	(326,937)	–	–

Cash Flows from Financing Activities:
Addition of units	3,727,317	–	1,000
Redemption of units	(1,264,396)	–	–

Net cash provided by financing activities	2,462,921	–	1,000

Net Increase in Cash and Cash Equivalents	2,135,984	–	1,000

Cash and Cash Equivalents, beginning of year	1,000	1,000	–

Cash and Cash Equivalents, end of year	$2,136,984	$1,000	$1,000

*The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements Cash Flows

For the years ended December 31, 2012, 2011 and 2010

United States Commodities Index Funds Trust

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$(7,611,657)	$(68,154,279)	$10,521,486
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	2,471,491	(56,145,173)	(8,225,946)
Unrealized (gain) loss on futures contracts	(17,751,283)	30,456,022	(7,417,317)
(Increase) decrease in receivable from Sponsor	(220,078)	38,944	(51,397)
(Increase) decrease in interest receivable	(379)	353	(505)
Increase in other assets	(2,128)	(2,558)	–
Increase in management fees payable	69,497	263,456	66,026
Increase in professional fees payable	272,063	207,229	74,832
Increase (decrease) in brokerage commissions payable	(3,380)	21,110	5,085
Increase (decrease) in directors’ fees payable	(7,548)	19,335	–
Increase in other liabilities	–	153	–

Net cash used in operating activities	(22,783,402)	(93,295,408)	(5,027,736)

Cash Flows from Financing Activities:
Addition of units	178,807,041	472,181,512	97,618,317
Redemption of units	(31,585,138)	(153,724,157)	(5,148,469)

Net cash provided by financing activities	147,221,903	318,457,355	92,469,848

Net Increase in Cash and Cash Equivalents	124,438,501	225,161,947	87,442,112

Cash and Cash Equivalents, beginning of year	312,608,059	87,446,112	4,000

Cash and Cash Equivalents, end of year	$437,046,560	$312,608,059	$87,446,112

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years ended December 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012 and the United States Metals Index Fund (“USMI”), a commodity pool formed on November 26, 2010 and first made available to the public on June 19, 2012. USCI, CPER, USAG and USMI each issues units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI, CPER, USAG and USMI are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement dated as of November 10, 2010 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

From July 1, 2011 through May 1, 2013, Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 units; prior to July 1, 2011, Authorized Purchasers paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through May 31, 2013, Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of each Trust Series but rather at market prices quoted on such exchange.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. Each Trust Series earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, each Trust Series earns income on funds held at the custodian and/or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Trust Series are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2010 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2012 for any Trust Series.

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

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 units. Effective as of May 1, 2012, Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets for USCI, CPER and USAG only in blocks of 50,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Prior to May 1, 2012, Authorized Purchasers could only purchase Creation Baskets or redeem Redemption Baskets for USCI, CPER and USAG in blocks of 100,000 units. USMI was not available to the public until June 19, 2012, and from its inception of offering, Authorized Purchasers could only purchase Creation Baskets in blocks of 50,000 units.

Each Trust Series receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in each Trust Series’ statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and the per unit NAV at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. As of December 31, 2012, USCF held 50,000 units of USMI.

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

Reclassification

The audited financial statements for the year ended December 31, 2010 have been adjusted to reflect a non-material capital contribution of cash from USCF in the amount of $3,000. The $3,000 capital contribution was received by the Trust from USCF on November 10, 2010.

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

On April 13, 2012, USAG listed its units on the NYSE Arca under the ticker symbol “USAG.” USAG established its initial per unit NAV by setting the price at $25.00. On April 14, 2012, USCF purchased 2 initial Creation Baskets of USAG. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The $1,000 fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

On June 19, 2012, USMI listed its units on the NYSE Arca under the ticker symbol “USMI.” USMI established its initial per unit NAV by setting the price at $25.00. On June 11, 2012, USCF purchased two initial Creation Baskets of USMI. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on June 11, 2012. The $350 fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. On August 29, 2012, USCF redeemed one of two initial Creation Baskets of USMI, leaving its holdings to 50,000 units.

USCI’s Investment Objective

USCI invests in futures contracts for commodities that are currently traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (the NYMEX, ICE Futures, CBOT, CME, LME, Comex and other foreign exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other non exchange traded (“over-the-counter”) transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. Futures Contracts and Other Commodity-Related Investments collectively are referred to as “Commodity Interests.”

The investment objective of USCI is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “Commodity Index”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the Commodity Index or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The Commodity Index is designed to reflect the performance of a diversified group of commodities. The Commodity Index is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the Commodity Index are referred to herein as “Benchmark Component Futures Contracts.” The Commodity Index is owned and maintained by SummerHaven Index Management, LLC (“SummerHaven Indexing”) and calculated and published by Bloomberg, L.P. USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts, but may fail to closely track the Commodity Index’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI’s units began trading on August 10, 2010. As of December 31, 2012, USCI held 1,058 Futures Contracts on the NYMEX, 2,240 Futures Contracts on the ICE Futures, 3,405 Futures Contracts on the CBOT, 637 Futures Contracts on the CME, 5,701 Futures Contracts on the LME and did not hold any Futures Contracts on the COMEX.

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “Copper Index”), less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts (as defined below) that comprise the Copper Index or the prices of any particular group of Futures Contracts. CPER will not seek to achieve a stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Copper-Related Investments (as defined below). The Copper Index is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts. The Copper Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. The Copper Index is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SummerHaven Indexing. The Eligible Copper Futures Contracts that at any given time make up the Copper Index are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s units began trading on November 15, 2011. As of December 31, 2012, CPER held 28 Futures Contracts on the COMEX.

USAG’s Investment Objective

The investment objective of USAG is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “Agriculture Index”), less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the Agriculture Index or the prices of any particular group of Futures Contracts. USAG will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Agriculture-Related Investments (as defined below). The Agriculture Index is designed to reflect the performance of a diversified group of agricultural commodities. The Agriculture Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the Agriculture Index are traded on ICE Future US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The Agriculture Index is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Agriculture Futures Contracts that at any given time make up the Agriculture Index are referred to herein as “Benchmark Component Agriculture Futures Contracts.” The relative weighting of the Benchmark Component Agriculture Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Agriculture Futures Contracts developed by SummerHaven Indexing.

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the Agriculture Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the Agriculture Index, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s units began trading on April 13, 2012. As of December 31, 2012, USAG held 29 Futures Contracts on the ICE Futures, 9 Futures Contracts on the CME, 4 Futures Contracts on the KCBT and 30 Futures Contracts on the CBOT.

USMI’s Investment Objective

The investment objective of USMI is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the SummerHaven Metals Index Total ReturnSM (the “Metals Index”), less USMI’s expenses. USCF does not intend to operate USMI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Metals Futures Contracts (as defined below) that comprise the Metals Index or the prices of any particular group of Futures Contracts. USMI will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Metals-Related Investments (as defined below). The Metals Index is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the metals in the Metals Index that are traded on the NYMEX, the LME and COMEX are collectively referred to herein as “Eligible Metals Futures Contracts.” The Metals Index is comprised of 10 Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Metals Futures Contracts that at any given time make up the Metals Index are referred to herein as “Benchmark Component Metals Futures Contracts.” The relative weighting of the Benchmark Component Metals Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Metals Futures Contracts developed by SummerHaven Indexing.

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the Metals Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” USMI’s units began trading on June 19, 2012. As of December 31, 2012, USMI held 2 Futures Contracts on the NYMEX, 1 Futures Contract on the CME, 70 Futures Contracts on the LME and 11 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. During the years ended December 31, 2012, 2011 and 2010, none of the Trust Series incurred any registration fees or other offering expenses.

Directors’ Fees and Expenses

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Trust Series and the Related Public Funds organized as limited partnerships. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 amounted to a total of $540,586 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2012 was $68,533, CPER’s portion of such fees and expenses for the year ended December 31, 2012 was $415. USAG’s portion of such fees and expenses for the year ended December 31, 2012 was $220 and USMI’s portion of such fees and expenses for the year ended December 31, 2012 was $154.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs amounted to a total of $300,000 for the year ended December 31, 2012 for USCI, $50,000 for the year ended December 31, 2012 for CPER, $75,000 for the year ended December 31, 2012 for USAG and $75,000 for the year ended December 31, 2012 for USMI.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver for USCI was no longer in effect. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2012, USCF waived $96,364 in expenses for CPER, $76,851 for USAG and $59,316 for USMI. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5.

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

Each Trust Series has entered into a brokerage agreement, dated March 1, 2010 for USCI and November 18, 2011 for each of CPER, USAG and USMI, as amended from time to time, with Newedge USA, LLC (“Newedge”). The agreement requires Newedge to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through Newedge for each Trust Series’ account. In accordance with the agreement, Newedge charges each Trust Series commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or Treasuries. During the year ended December 31, 2012, total commissions accrued to brokers amounted to $310,109 for USCI. Of this amount, approximately $296,759 was a result of rebalancing costs and approximately $13,350 was the result of trades necessitated by creation and redemption activity for USCI. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $307,284 for USCI. Of this amount, approximately $286,584 was a result of rebalancing costs and approximately $20,700 was the result of trades necessitated by creation and redemption activity for USCI. By comparison, during the year ended December 31, 2010, total commissions accrued to brokers amounted to $23,632. Of this amount, approximately $18,532 was a result of rebalancing costs and approximately $5,100 was the result of trades necessitated by creation and redemption activity for USCI. The increase in the total commissions accrued to brokers by USCI for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to an increase in USCI’s total net assets for the year ended December 31, 2012. The increase in the total commissions accrued to brokers by USCI for the year ended December 31, 2011 as compared to the year ended December 31, 2010, was primarily a function of an increase in USCI’s total net assets for the year ended December 31, 2011 and the fact that USCI was operating for only a portion of the year ended December 31, 2010 versus a full year of operations for the year ended December 31, 2011. As an annualized percentage of average total net assets, USCI’s figure for the year ended December 31, 2012 represents approximately 0.07% of USCI’s average total net assets. By comparison, USCI’s figure for the year ended December 31, 2011 represented approximately 0.08% of USCI’s average total net assets and the figure for the period ended December 31, 2010 represented approximately 0.15% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the year ended December 31, 2012, total commissions accrued to brokers amounted to $956 for CPER. Of this amount, approximately $799 was a result of rebalancing costs and approximately $157 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions paid to brokers amounted to $177 for CPER. Of this amount, approximately $45 was a result of rebalancing costs and approximately $132 was the result of trades necessitated by creation and redemption activity for CPER. The increase in CPER’s total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily due an increase in CPER’s total net assets for the year ended December 31, 2012 and that CPER was operating for only a portion of the year ended December 31, 2011 versus a full year of operations for the year ended December 31, 2012. As an annualized percentage of average total net assets, CPER’s figure for the year ended December 31, 2012 represents approximately 0.04% of CPER’s average total net assets. By comparison, CPER’s figure for the year ended December 31, 2011 represented approximately 0.06% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the year ended December 31, 2012, total commissions accrued to brokers amounted to $2,632 for USAG. Of this amount, approximately $2,090 was a result of rebalancing costs and approximately $542 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USAG’s figure for the year ended December 31, 2012 represents approximately 0.12% of USAG’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the year ended December 31, 2012, total commissions accrued to brokers amounted to $714 for USMI. Of this amount, approximately $512 was a result of rebalancing costs and approximately $202 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USMI’s figure for the year ended December 31, 2012 represents approximately 0.05% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

USCF is also party to an Amended Licensing Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven sub-licensed to each Trust Series the use of certain names and marks, including the Applicable Index for each Trust Series for which SummerHaven has a sub-license from SummerHaven Indexing, the owner of each Applicable Index. Under the Licensing Agreement, USCF paid SummerHaven an annual fee of $15,000 per each Trust Series for the year ended December 31, 2012, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through December 31, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

A Trust Series’ cash and other property, such as Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of a Trust Series’ assets posted with that futures commission merchant; however, the majority of each Trust Series’ assets are held in Treasuries, cash and/or cash equivalents with the Trust Series’ custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of the Trust Series’ custodian, however, could result in a substantial loss of each Trust Series’ assets.

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per unit NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2012 and December 31, 2011, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of December 31, 2012 and December 31, 2011, USCI held cash deposits and investments in Treasuries in the amounts of $491,119,704 and $374,465,568, respectively, with the custodian and futures commission merchant. As of December 31, 2012 and December 31, 2011, CPER held cash deposits and investments in Treasuries in the amounts of $2,541,590 and $2,511,610, respectively, with the custodian and futures commission merchant. As of December 31, 2012 and December 31, 2011, USAG held cash deposits and investments in Treasuries in the amounts of $2,679,845 and $1,000, respectively, with the custodian and futures commission merchant. As of December 31, 2012 and December 31, 2011, USMI held cash deposits and investments in Treasuries in the amounts of $2,605,049 and $1,000, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or futures commission merchant cease operations.

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

The financial instruments held by the applicable Trust Series are reported in its statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per unit performance data and other supplemental financial data for each Trust Series for the years ended December 31, 2012, 2011 and 2010 for the unitholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended December 31, 2012		Year ended December 31, 2011		Year ended December 31, 2010*
Per Unit Operating Performance:

Net asset value, beginning of year	$58.47		$64.37		$50.00
Total income (loss)	0.67		(5.16)		14.66
Total expenses	(0.69)		(0.74)		(0.29)

Net increase (decrease) in net asset value	(0.02)		(5.90)		14.37

Net asset value, end of year	$58.45		$58.47		$64.37

Total Return	(0.03)%		(9.17)%		28.74%

Ratios to Average Net Assets
Total income (loss)	(0.74)%		(15.97)%		27.06%

Management fees	0.95%		0.95%		0.95%

Total expenses excluding management fees	0.20%		0.21%		0.63%

Expenses waived	–%		(0.01)%		(0.33	)%**

Net expenses excluding management fees	0.20%		0.20%		0.30	%**

Net income (loss)	(1.89)%		(17.12)%		26.57%

* The commencement of operations of USCI was August 10, 2010.
** Annualized.

CPER

	Year ended December 31, 2012		Year ended December 31, 2011*		Year ended December 31, 2010**
Per Unit Operating Performance:

Net asset value, beginning of year	$24.47		$25.00		$–
Total income (loss)	1.21		(0.49)		–
Total expenses	(0.25)		(0.04)		–

Net increase (decrease) in net asset value	0.96		(0.53)		–

Net asset value, end of year	$25.43		$24.47		$–

Total Return	3.92%		(2.12)%		–%

Ratios to Average Net Assets
Total income (loss)	5.35%		(2.01)%		–%

Management fees	0.78	%***	0.95	%****	–%

Total expenses excluding management fees	3.98%		4.17	%****	–%

Expenses waived	(3.78)%		(3.95	)%****	–%

Net expenses excluding management fees	0.20%		0.22	%****	–%

Net income (loss)	4.37%		(2.16	)%****	–%

*	The commencement of operations of CPER was November 15, 2011.
**	The inception of CPER was November 10, 2010.
***

Effective as of May 29, 2012 (and continuing at least through March 31, 2013), USCF voluntarily agreed to waive the management fee paid by CPER from 0.95% to 0.65% per annum of average daily total net assets.

****	Annualized.

USAG

	Year ended December 31, 2012*		Year ended December 31, 2011	Year ended December 31, 2010**
Per Unit Operating Performance:

Net asset value, beginning of year	$25.00		$–	$–
Total income (loss)	0.77		–	–
Total expenses	(0.21)		–	–

Net increase in net asset value	0.56		–	–

Net asset value, end of year	$25.56		$–	$–

Total Return	2.24%		–%	–%

Ratios to Average Net Assets
Total income (loss)	7.33%		–%	–%

Management fees***	0.83	%****	–%	–%

Total expenses excluding management fees***	3.91%		–%	–%

Expenses waived***	(3.63)%		–%	–%

Net expenses excluding management fees***	0.28%		–%	–%

Net income (loss)	6.53%		$–%	$–%

*	The commencement of operations of USAG was April 13, 2012.
**	The inception of USAG was November 10, 2010.
***	Annualized.
****

Effective as of May 29, 2012 (and continuing at least through March 31, 2013), USCF voluntarily agreed to waive the management fee paid by USAG from 0.95% to 0.80% per annum of average daily total net assets.

USMI

	Year ended December 31, 2012*		Year ended December 31, 2011	Year ended December 31, 2010**

Per Unit Operating Performance:

Net asset value, beginning of year	$25.00		$–	$–
Total income (loss)	1.59		–	–
Total expenses	(0.12)		–	–

Net increase in net asset value	1.47		–	–

Net asset value, end of year	$26.47		$–	$–

Total Return	5.88%		–%	–%

Ratios to Average Net Assets
Total income (loss)	6.92%		–%	–%

Management fees***	0.70	%****	–%	–%

Total expenses excluding management fees***	4.09%		–%	–%

Expenses waived***	(3.88)%		–%	–%

Net expenses excluding management fees***	0.21%		–%	–%

Net income (loss)	6.43%		–%	–%

*	The commencement of operations of USMI was June 19, 2012.
**	The inception of USMI was November 10, 2010.
***	Annualized.
****

Effective as of May 30, 2012 (and continuing at least through March 31, 2013), USCF voluntarily agreed to waive the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets.

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2012 and 2011.

USCI

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$16,846,394	$(25,335,289)	$27,459,791	$(22,143,646)
Total Expenses	1,107,823	1,168,452	1,321,972	1,327,938

Net Income (Loss)	$15,738,571	$(26,503,741)	$26,137,819	$(23,471,584)

Net Income (Loss) per Unit	$2.83	$(3.79)	$3.84	$(2.90)

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Total Income (Loss)	$18,062,348	$(44,500,862)	$(37,853,070)	$754,077

Total Expenses	792,084	1,387,007	1,260,685	1,161,036
Expense Waivers	(36,907)	–	–	–

Net Expenses	755,177	1,387,007	1,260,685	1,161,036

Net Income (Loss)	$17,307,171	$(45,887,869)	$(39,113,755)	$(406,959)

Net Income (Loss) per Unit	$6.01	$(6.21)	$(5.71)	$0.01

CPER

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$268,397	$(243,242)	$192,813	$(81,486)

Total Expenses	28,452	26,865	28,742	37,328
Expense Waivers	(20,992)	(20,257)	(23,656)	(31,459)

Net Expenses	7,460	6,608	5,086	5,869

Net Income (Loss)	$260,937	$(249,850)	$187,727	$(87,355)

Net Income (Loss) per Unit	$2.61	$(2.50)	$1.72	$(0.87)

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Total Loss	$–	$–	$–	$(49,196)

Total Expenses	–	–	–	16,124
Expense Waivers	–	–	–	(12,453)

Net Expenses	–	–	–	3,671

Net Loss	$–	$–	$–	$(52,867)

Net Loss per Unit	$–	$–	$–	$(0.53)

USAG
	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$–	$132,753	$258,097	$(174,764)

Total Expenses	–	28,781	34,170	37,423
Expense Waivers	–	(20,700)	(26,019)	(30,132)

Net Expenses	–	8,081	8,151	7,291

Net Income (Loss)	$–	$124,672	$249,946	$(182,055)

Net Income (Loss) per Unit	$–	$0.53	$1.85	$(1.82)

USMI
	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$–	$(29,610)	$339,788	$(113,084)

Total Expenses	–	4,047	32,701	36,406
Expense Waivers	–	(3,181)	(25,996)	(30,139)

Net Expenses	–	866	6,705	6,267

Net Income (Loss)	$–	$(30,476)	$333,083	$(119,351)

Net Income (Loss) per Unit	$–	$(0.30)	$2.97	$(1.20)

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

The following table summarizes the valuation of USCI’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$435,149,105	$435,149,105	$–	$–
Exchange-Traded Futures Contracts
Foreign Contracts	2,901,485	2,901,485	–	–
United States Contracts	(8,122,385)	(8,122,385)	–	–

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$244,974,365	$244,974,365	$–	$–
Exchange-Traded Futures Contracts
Foreign Contracts	(19,059,012)	(19,059,012)	–	–
United States Contracts	(3,917,680)	(3,917,680)	–	–

During the year ended December 31, 2011, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,149,689	$2,149,689	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	6,575	6,575	–	–

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$149,977	$149,977	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	(62,013)	(62,013)	–	–

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,199,688	$2,199,688	$–	$–
Exchange-Traded Futures Contracts
Foreign Contracts	(31,470)	(31,470)	–	–
United States Contracts	(87,685)	(87,685)	–	–

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,349,792	$2,349,792	$–	$–
Exchange-Traded Futures Contracts
Foreign Contracts	77,393	77,393	–	–
United States Contracts	(31,335)	(31,335)	–	–

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$(5,220,900)	$(22,976,692)

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$6,575	$(62,013)

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2012	Fair Value At December 31, 2011*
Futures - Commodity Contracts	Assets	$(119,155)	$–

Fair Value of Derivative Instruments Held by USMI

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2012	Fair Value At December 31, 2011*
Futures - Commodity Contracts	Assets	$46,058	$–

* USAG and USMI do not report financial information related to the fair value of derivative instruments at December 31, 2011, since such Trust Series had not commenced operations as of December 31, 2011.

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended December 31, 2012		For the year ended December 31, 2011		For the year ended December 31, 2010*
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(21,219,768)		$(33,381,967)		$3,273,577

	Change in unrealized gain (loss) on open positions		$17,755,792		$(30,394,009)		$7,417,317

* The commencement of operations of USCI was August 10, 2010.

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended December 31, 2012		For the year ended December 31, 2011*		For the year ended December 31, 2010**
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain on closed positions	$64,937		$12,725		$–

	Change in unrealized gain (loss) on open positions		$68,588		$(62,013)		$–

* The commencement of operations of CPER was November 15, 2011.

** The inception of CPER was November 10, 2010.

The Effect of Derivative Instruments on the Statements of Operations of USAG

		For the year ended December 31, 2012*		For the year ended December 31, 2011		For the year ended December 31, 2010**
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income

Futures -Commodity Contracts	Realized gain on closed positions	$330,608		$–		$–

	Change in unrealized loss on open positions		$(119,155)		$–		$–

* The commencement of operations of USAG was April 13, 2012.

** The inception of USAG was November 10, 2010.

The Effect of Derivative Instruments on the Statements of Operations of USMI

		For the year ended December 31, 2012*		For the year ended December 31, 2011		For the year ended December 31, 2010**
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income

Futures -Commodity Contracts	Realized gain on closed positions	$148,423		$–		$–

	Change in unrealized gain on open positions		$46,058		$–		$–

* The commencement of operations of USMI was June 19, 2012.

** The inception of USMI was November 10, 2010.

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

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month the Trust and each Trust Series publish account statements for the Trust Series’ unitholders, which include Statements of Income (Loss), Statements of Changes in Net Asset Value and Statements of Changes in Units Outstanding. The account statements are furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each Trust Series’ website at www.unitedstatescommodityindexfund.com, www.unitedstatescopperindexfund.com, www.unitedstatesagricultureindexfund.com and www.unitedstatesmetalsindexfund.com.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

United States Commodity Funds LLC

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of USCF. Neither the Trust nor the Trust Series have executive officers. The Trust’s and each Trust Series’ affairs are generally managed by USCF. The following individuals serve as Management Directors of USCF.

Nicholas Gerber has been the President and CEO of USCF since June 9, 2005 and a Management Director of USCF since May 10, 2005. He maintains his main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. He has been listed with the CFTC as a Principal of USCF since November 29, 2005, as Branch Manager of USCF since May 15, 2009, and registered with the CFTC as an Associated Person of USCF on December 1, 2005. Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen’s compensation insurance, from June 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940. From August 1995 to January 2013, Mr. Gerber was the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2012, had $126,879,540 in assets. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 50 years old.

In concluding that Mr. Gerber should serve as Management Director of USCF, USCF considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and managing non-finance related companies.

Howard Mah has been a Management Director of USCF since May 10, 2005, Secretary of USCF since June 9, 2005, and Chief Financial Officer of USCF since May 23, 2006 and Treasurer since February 23, 2012. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of USCI, CPER, USAG and USMI and the Related Public Funds and will be involved in the management of USSF, UNGD, USGO, UAC and HARD, if such funds commence operations. Mr. Mah also serves as USCF’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund from June 1995 to January 2013 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund from August 2004 to January 2013 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 48 years old.

In concluding that Mr. Mah should serve as Management Director of USCF, USCF considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for USCF and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of USCF since May 10, 2005 and Treasurer of USCF from June 9, 2005 to February 23, 2012. Mr. Ngim has acted as Portfolio Manager for USCI, CPER, USAG and USMI since January 31, 2013. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. As Treasurer of USCF, Mr. Ngim is currently involved in the management of USCI, CPER, USAG and CPER and the Related Public Funds and will be involved in the management of USSF, UNGD, USGO, UAC and HARD, if such funds commence operations. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director from January 1999 to January 2013 and co-portfolio manager of Ameristock Corporation from January 2000 to January 2013, Trustee of the Ameristock ETF Trust from February 2007 to June 2008, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 52 years old.

In concluding that Mr. Ngim should serve as Management Director of USCF, USCF considered his broad career in the financial services industry.

The following individuals provide significant services to the Trust Series but are employed by USCF.

John P. Love, CFA has acted as a Portfolio Manager since the launch of USOF in 2006 and is currently the Portfolio Manager for USNG, UGA, USDHO and US12NG. Effective March 1, 2010, Mr. Love became the Senior Portfolio Manager for the USCF funds and is expected to be the Portfolio Manager for USSF, UNGD, USGO and UAC, if such funds commence operations. Mr. Love is also employed by USCF. He has been listed with the CFTC as a Principal of USCF since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 7 and a Series 3 license and was registered with the CFTC as an Associated Person of USCF from December 1, 2005 through April 16, 2009. Mr. Love received his CFA designation in 2012. He is a member of the CFA Institute (formerly AIMR) and the CFA Society of Los Angeles. Mr. Love is a graduate of the University of Southern California. Mr. Love is 41 years old.

John T. Hyland, CFA is employed by USCF and has acted as the Chief Investment Officer for the USCF funds since January 2008. Mr. Hyland was Portfolio Manager for USOF, USNG, US12OF, UGA, USDHO, USSO, US12NG, USBO, USCI and CPER beginning in April 2006, April 2007, December 2007, February 2008, April 2008, September 2009, November 2009, June 2010, August 2010 and November 2011, respectively. He will also be the Chief Investment Officer for USSF, UNGD, USGO, UAC and HARD upon the commencement of such funds’ operations. Since December 1, 2005, Mr. Hyland has been registered with the CFTC as an Associated Person of USCF and since January 17, 2006, he has been listed with the CFTC as a Principal of USCF. As part of his responsibilities for USCF and the Related Public Funds, Mr. Hyland oversees the day-to-day trading, helps set investment policies and oversees the Related Public Funds’ activities with their futures commission brokers, custodian-administrator and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009. Since January 2010, Towerhouse Capital Management has been inactive. Mr. Hyland was a Principal for Towerhouse in charge of portfolio research and product development regarding U.S. and non-U.S. real estate related securities. Mr. Hyland received his CFA designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR) and is a member and former president of the CFA Society of San Francisco. He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He is a graduate of the University of California, Berkeley. Mr. Hyland is 53 years old.

Margaret Johnson has acted as a Portfolio Manager for USCI from March 2010, CPER from November 2011, USAG from April 2012 and USMI from June 2012 to January 31, 2013. As of February 1, 2013, Ms. Johnson became USCF’s Senior Vice President of Marketing and acts as back-up portfolio manager for all the series of the United States Commodity Index Funds Trust. Ms. Johnson has been employed by USCF since February 2009 and has been listed with the CFTC as a Principal of USCF since April 21, 2011. Ms. Johnson has also served as USCF’s Director of Product Development from February 2009 through March 2010 and Director of Investment Services March 2010 through January 1, 2013. Ms. Johnson also served as the Director of Product Services of Ameristock Corporation from January 2007 to February 2009, where she was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock/Ryan Treasury ETFs. Ms. Johnson was previously employed by Gap Japan, a subsidiary of Gap, Inc., from September 2005 to December 2006, and Gap Inc., a global specialty retailer offering clothing, accessories and personal care products to consumers from August 1990 to September 2005, where she most recently served as the Director of Planning for Gap Japan. Ms. Johnson holds a Series 7 registration. She holds a BS in Communications from Moorhead State University. Ms. Johnson is 51 years old.

The following individuals serve as independent directors of USCF.

Peter M. Robinson has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USCI, CPER, USAG, USMI and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since December 2005. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 55 years old.

In concluding that Mr. Robinson should serve as independent director of USCF, USCF considered his broad experience in the United States government, including his employment at the SEC, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USCI, CPER, USAG, USMI and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Ellis was a founder and Chairman of International Absorbents, Inc., a NYSE listed company and the parent company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis was also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. International Absorbents and Absorption Corp were sold to a private investment banking firm in May 2010. Mr. Ellis continues as a director of the privatized firm. Mr. Ellis was chairman and a founder of Polymer Solutions, Inc. from April 1986 to February 2004, a former publicly-held company that sold all of its assets to a senior coatings manufacturer effective February 3, 2004. Polymer Solutions previously developed and manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is founder and chairman of Lupaka Gold Corp. since November 2000, a Toronto Stock Exchange listed company developing a precious metal deposit in South America (from November 2000 to May 2010, Lupaka Gold Corp. was called Kcrok Enterprises Ltd.). Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 66 years old.

In concluding that Mr. Ellis should serve as independent director of USCF, USCF considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USCI, CPER, USAG, USMI and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance with a minor in Economics from San Jose State University in California. Mr. Fobes is 48 years old.

In concluding that Mr. Fobes should serve as independent director of USCF, USCF considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen, Wainwright Holdings, Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in any of the Trust Series other than as described in Item 12 below. John Hyland and Andrew Ngim make trading and investment decisions for each of USCI, CPER, USAG and USMI. Andew Ngim and John Love executes trades on behalf of each of USCI, CPER, USAG and USMI. In addition, Nicholas Gerber and John Hyland are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

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

Principals of SummerHaven

Adam W. Dunsby has been employed by SummerHaven since April 2009 as a partner. His duties include quantitative modeling and portfolio construction. From April 1995 to April 2008, Mr. Dunsby was employed by Cornerstone Quantitative Investment Group Inc., a quantitative global macro CTA, as a co-founder and manager. Mr. Dunsby was not employed from April 2008 to April 2009. Mr. Dunsby became listed as a principal of SummerHaven effective October 1, 2009, as an associated person of SummerHaven effective October 9, 2009 and as an associate member of the NFA effective October 9, 2009. Mr. Dunsby graduated summa cum laude from the Wharton School of the University of Pennsylvania in 1990 with a BS in Economics. He earned his PhD in Finance from Wharton in 1995. Mr. Dunsby is 45 years old.

Kurt J. Nelson has been employed by SummerHaven since August 2009 as a partner. His duties include investor relations, product structuring and compliance. From September 2007 to July 2009, Mr. Nelson was employed by UBS Investment Bank as a Managing Director and supervisory committee member of the UBS Bloomberg CMCI Index and Dow-Jones UBS Commodity Index. From March 1998 to January 2007, Mr. Nelson was employed by AIG Financial Products Corp. as a Managing Director. Mr. Nelson was not employed from January 2007 to September 2007. Mr. Nelson became listed as a principal of SummerHaven effective October 1, 2009, as an associated person of SummerHaven effective October 12, 2009 and as an associate member of the NFA effective October 12, 2009. Mr. Nelson is 43 years old.

Ashraf R. Rizvi has been employed by SummerHaven since April 2009 as a partner. His duties include trading and operational management. From October 1994 to February 2008, Mr. Rizvi was employed by UBS Investment Bank as a Managing Director and Global Head of Commodities Trading. Mr. Rizvi was not employed from February 2008 to April 2009. Mr. Rizvi became listed as a principal of SummerHaven effective October 9, 2009, as an associated person of SummerHaven effective September 9, 2011 and as an associate member of the NFA effective September 9, 2011. Mr. Rizvi is 49 years old.

K. Geert Rouwenhorst has been employed by SummerHaven since April 2009 as a partner. His duties include research and investor relations. From July 1990 to present, Dr. Rouwenhorst has been employed by Yale School of Management as a Professor of Finance. Dr. Rouwenhorst became listed as a principal of SummerHaven effective October 8, 2009, as an associated person of SummerHaven effective September 1, 2011 and as an associate member of the NFA effective September 1, 2011. Dr. Rouwenhorst is 52 years old.

Joseph J. Schultz has been employed by SummerHaven since April 2011 as a partner. His duties include supervision of the firm’s reporting, accounting and operations. From February 2004 to April 2011, Mr. Schultz was the Chief Operating Officer and a Managing Partner at Basso Capital Management, L.P., an employee owned hedge fund sponsor which provides services to pooled investment vehicles focused primarily on convertible securities and their underlying equity shares, where he was responsible for the oversight of the firm’s day-to-day operations. From May 1997 to February 2004, Mr. Schultz was a Vice President at AIG Trading Group, a subsidiary of American International Group, Inc. which provides currency and commodity prime brokerage, back-office support, access to e-commerce trading portals, and political-economic research and consulting services for the financial services industry, where he designed systems, procedural protocol and managed the daily operations for the fixed income and foreign currency options department and hedge funds. On July 11, 2011, Mr. Schultz became listed as a principal of SummerHaven. Mr. Schultz received a B.B.A in Finance from Baruch College and is 40 years old.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted each Trust Series’ website. Any unitholder of a Trust Series may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to each Trust Series and the Related Public Funds. Each of the Trust Series has posted the text of the Corporate Governance Policy on its website at www.unitedstatescommodityindexfund.com, www.unitedstatescopperindexfund.com, www.unitedstatesagricultureindexfund.com and www.unitedstatesmetalsindexfund.com, respectively. Any unitholder of the Trust Series’ may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to each Trust Series. Each Trust Series has posted the text of the Code of Ethics on its website at www.unitedstatescommodityindexfund.com and www.unitedstatescopperindexfund.com, www.unitedstatesagricultureindexfund.com and www.unitedstatesmetalsindexfund.com, respectively. Any unitholder of the Trust Series’ may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. Each of the Trust Series intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

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

Other Information

In addition to the certifications of the Chief Executive Officer and Chief Financial Officer of USCF filed or furnished with this annual report on Form 10-K regarding the quality of each of the Trust Series’ public disclosure, each Trust Series will submit, within 30 days after filing this annual report on Form 10-K, to the NYSE Arca a certification of the Chief Executive Officer of USCF certifying that he is not aware of any violation by a Trust Series, as applicable, of NYSE Arca corporate governance listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of a Trust Series’ units to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Trust Series’ units and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of units of a Trust Series. To each Trust Series’ knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2012 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

Item 11.	Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USCI, CPER, USAG and USMI is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. Effective as of May 29, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing at least through March 31, 2013), USCF voluntarily waived the management fee paid by USMI from 0.95% per annum of average daily total net assets to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, when USMI first became listed on the NYSE Arca. For 2012, each of USCI, CPER, USAG and USMI accrued aggregate management fees of $4,070,144, $19,823, $17,492 and $10,681, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2012 by the directors of USCF. Each of USCI’s, CPER’s, USAG’s and USMI’s portion of the aggregate fees paid to the directors for the year ended December 31, 2012 was $44,348, $265, $220 and $154, respectively.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen(1)	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$101,000	NA	NA	NA	$0	$0	$101,000
Gordon L. Ellis	$101,000	NA	NA	NA	$0	$0	$101,000
Malcolm R. Fobes III(2)	$101,000	NA	NA	NA	$0	$0	$101,000

(1)	Effective March 20, 2012, Robert L. Nguyen resigned as a Management Director of USCF.
(2)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

USCI

None of the directors or executive officers of USCF, nor the employees of USCI, owns any units of USCI, except as set forth below. In addition, USCI is not aware of any 5% holder of its units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2012
John Hyland c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	600	*	0.00007186%

*	The units are held through Mr. Hyland’s USCF 401(k) account.

CPER

None of the directors or executive officers of USCF, nor the employees of CPER, owns any units of CPER, except as set forth below. In addition, CPER is not aware of any 5% holder of its units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2012
Howard Mah c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	500	*	0.005%

John Hyland c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	400	**	0.004%

*	The units are held through Mr. Mah’s USCF 401(k) account.
**	The units are held through Mr. Hyland’s USCF 401(k) account.

USAG

None of the directors or executive officers of USCF, nor the employees of USAG, owns any units of USAG, except as set forth below. In addition, USAG is not aware of any 5% holder of its units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2012
John Hyland c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	300	*	0.003%

Howard Mah c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	300	**	0.003%

*	The units are held through Mr. Hyland’s USCF 401(k) account.
**	The units are held through Mr. Mah’s USCF 401(k) account.

USMI

None of the directors or executive officers of USCF, nor the employees of USMI owns any units of USMI, except as set forth below. In addition, USMI is not aware of any 5% holder of its units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2012
John Hyland c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	600	*	0.006%

Howard Mah c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	300	**	0.003%

*	The units are held through Mr. Hyland’s USCF 401(k) account.
**	The units are held through Mr. Mah’s USCF 401(k) account.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

In February 2013, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, the Trust Series or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2012	2011
Audit fees	$110,000	$35,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

	$110,000	$35,000

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2012	2011
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

	$25,000	$25,000

The fees for services billed to USAG by its independent auditors for the last fiscal year are as follows

2012
Audit fees	$25,000
Audit-related fees	-
Tax fees	-
All other fees	-

$25,000

The fees for services billed to USMI by its independent auditors for the last fiscal year are as follows

2012
Audit fees	$25,000
Audit-related fees	-
Tax fees	-
All other fees	-

$25,000

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of each of the Trust’s and the Trust Series’ annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of the Trust’s and the Trust Series’ current reports on Form 8-K; (ii) the audit of the Trust’s and each Trust Series’ internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and partnership income tax return filings.

The audit committee has established policies and procedures which are intended to control the services provided by the Trust’s and the Trust Series’ independent auditors and to monitor their continuing independence. Under these policies and procedures, no audit or permitted non-audit services (including fees and terms thereof), except for the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, may be undertaken by the Trust Series’ independent auditors unless the engagement is specifically pre-approved by the audit committee. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full audit committee at its next scheduled meeting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 125.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Second Amended and Restated Declaration of Trust and Trust Agreement.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of the Sponsor.
10.1(4)	Form of Authorized Purchaser Agreement.
10.2(4)	Form of Marketing Agent Agreement.
10.3(4)	Amendment Agreement to Marketing Agent Agreement.
10.4(3)	Form of Custodian Agreement.
10.5(4)	Amendment Agreement to Custodian Agreement.
10.6(3)	Form of Administrative Agency Agreement.
10.7(5)	Amendment Agreement to Administrative Agency Agreement.
10.8(6)	Licensing Agreement.
10.9(6)	Advisory Agreement.
10.10(7)	Amendment No. 1 to Licensing Agreement.
10.11(7)	Amendment No. 1 to Advisory Agreement.
10.12(7)	Amendment No. 2 to Licensing Agreement.
10.13(7)	Amendment No. 2 to Advisory Agreement.
14.1(8)	Code of Ethics.
31.1(8)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(8)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(8)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(8)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS(9)	XBRL Instance Document.
101.SCH(9)	XBRL Taxonomy Extension Schema.
101.CAL(9)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(9)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(9)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(9)	XBRL Taxonomy Extension Presentation Linkbase.
99.1(4)	Customer Agreement for Futures Contracts.

(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010, filed on November 10, 2010.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012.
(4)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.
(5)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(6)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on June 21, 2010.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-170844) filed on November 26, 2010.
(8)	Filed herewith.
(9)

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

Date: March 13, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Chief Executive Officer of	March 13, 2013
Nicholas D. Gerber	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Howard Mah	Chief Financial Officer of	March 13, 2013
Howard Mah	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.