Form 10-Q
period 2013-03-31
United States Commodity Index Funds Trust
filed 2013-05-10
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at March 31, 2013 (Unaudited) and December 31, 2012	2

Condensed Schedules of Investments (Unaudited) at March 31, 2013	7

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2013 and 2012	12

Condensed Statements of Changes in Capital (Unaudited) for the three months ended March 31, 2013 and Condensed Statements of Changes in Units Outstanding (Unaudited) for the three months ended March 31, 2013	17

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012	22

Notes to Condensed Financial Statements for the period ended March 31, 2013 (Unaudited)	27

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2013 (Unaudited) and December 31, 2012

United States Commodity Index Fund

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$459,286,105	$430,800,077
Equity in Newedge trading accounts:
Cash and cash equivalents	68,934,223	60,319,627
Unrealized loss on open commodity futures contracts	(20,330,147)	(5,220,900)
Receivable for units sold	–	2,922,886
Interest receivable	1,261	474
Other assets	41,979	4,657

Total assets	$507,933,421	$488,826,821

Liabilities and Capital
Management fees payable (Note 4)	$414,061	$394,233
Professional fees payable	144,438	312,296
Brokerage commissions payable	22,815	22,815
Other liabilities	13,686	11,750

Total liabilities	595,000	741,094

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Unitholders	507,338,421	488,085,727
Total Capital	507,338,421	488,085,727

Total liabilities and capital	$507,933,421	$488,826,821

Units outstanding	8,900,000	8,350,000
Net asset value per unit	$57.00	$58.45
Market value per unit	$57.01	$58.63

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2013 (Unaudited) and December 31, 2012

United States Copper Index Fund

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,071,230	$2,109,061
Equity in Newedge trading accounts:
Cash and cash equivalents	494,614	432,529
Unrealized gain (loss) on open commodity futures contracts	(195,163)	6,575
Receivable from Sponsor (Note 4)	23,895	96,364
Interest receivable	25	18
Other assets	196	29

Total assets	$2,394,797	$2,644,576

Liabilities and Capital
Management fees payable (Note 4)	$1,339	$1,393
Professional fees payable	24,824	100,193
Other liabilities	50	44

Total liabilities	26,213	101,630

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Unitholders	2,368,584	2,542,946
Total Capital	2,368,584	2,542,946

Total liabilities and capital	$2,394,797	$2,644,576

Units outstanding	100,000	100,000
Net asset value per unit	$23.69	$25.43
Market value per unit	$24.00	$25.01

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2013 (Unaudited) and December 31, 2012

United States Agriculture Index Fund

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,017,332	$2,000,438
Equity in Newedge trading accounts:
Cash and cash equivalents	493,240	679,407
Unrealized loss on open commodity futures contracts	(107,311)	(119,155)
Receivable from Sponsor (Note 4)	29,863	76,851
Interest receivable	46	32
Other assets	195	–

Total assets	$2,433,365	$2,637,573

Liabilities and Capital
Management fees payable (Note 4)	$1,657	$1,772
Professional fees payable	30,780	80,030
Other liabilities	81	79

Total liabilities	32,518	81,881

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Unitholders	2,400,847	2,555,692
Total Capital	2,400,847	2,555,692

Total liabilities and capital	$2,433,365	$2,637,573

Units outstanding	100,000	100,000
Net asset value per unit	$24.01	$25.56
Market value per unit	$19.09	$25.59

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2013 (Unaudited) and December 31, 2012

United States Metals Index Fund

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,130,134	$2,136,984
Equity in Newedge trading accounts:
Cash and cash equivalents	448,355	468,065
Unrealized gain (loss) on open commodity futures contracts	(58,802)	46,058
Receivable from Sponsor (Note 4)	29,804	59,316
Interest receivable	11	7
Other assets	205	–

Total assets	$2,549,707	$2,710,430

Liabilities and Capital
Management fees payable (Note 4)	$1,519	$1,581
Professional fees payable	30,780	61,605
Other liabilities	73	67

Total liabilities	32,372	63,253

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Unitholders	2,517,335	2,647,177
Total Capital	2,517,335	2,647,177

Total liabilities and capital	$2,549,707	$2,710,430

Units outstanding	100,000	100,000
Net asset value per unit	$25.17	$26.47
Market value per unit	$25.13	$31.07

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition
At March 31, 2013 (Unaudited) and December 31, 2012

United States Commodity Index Funds Trust

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$465,504,801	$437,046,560
Equity in Newedge trading accounts:
Cash and cash equivalents	70,370,432	61,899,628
Unrealized loss on open commodity futures contracts	(20,691,423)	(5,287,422)
Receivable for units sold	–	2,922,886
Receivable from Sponsor (Note 4)	83,562	232,531
Interest receivable	1,343	531
Other assets	42,575	4,686

Total assets	$515,311,290	$496,819,400

Liabilities and Capital
Management fees payable (Note 4)	$418,576	$398,979
Professional fees payable	230,822	554,124
Brokerage commissions payable	22,815	22,815
Other liabilities	13,890	11,940

Total liabilities	686,103	987,858

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Unitholders	514,625,187	495,831,542
Total Capital	514,625,187	495,831,542

Total liabilities and capital	$515,311,290	$496,819,400

Units outstanding	9,200,000	8,650,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2013

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT August 2013 contracts, expiring August 2013	322	$(345,058)	(0.07)
LME Zinc Futures LX August 2013 contracts, expiring August 2013	689	(3,622,731)	(0.72)
LME Lead Futures LL September 2013 contracts, expiring September 2013	671	(4,867,712)	(0.96)
ICE Brent Crude Oil Futures CO October 2013 contracts, expiring September 2013	346	288,550	0.06
LME Zinc Futures LX October 2013 contracts, expiring October 2013	746	(3,164,869)	(0.62)
LME Tin Futures LT November 2013 contracts, expiring November 2013	315	144,460	0.03
ICE-US Cotton #2 Futures CT December 2013 contracts, expiring December 2013	848	147,355	0.03
	3,937	(11,420,005)	(2.25)
United States Contracts
CME Live Cattle Futures LC June 2013 contracts, expiring June 2013	753	559,660	0.11
COMEX Gold Futures GC June 2013 contracts, expiring June 2013	228	(136,810)	(0.03)
CBOT Wheat Futures W July 2013 contracts, expiring July 2013	1,003	(7,491,663)	(1.48)
NYMEX Platinum Futures PL July 2013 contracts, expiring July 2013	461	(728,865)	(0.14)
NYMEX Natural Gas Futures NG October 2013 contracts, expiring September 2013	916	4,152,060	0.82
NYMEX RBOB Gasoline Futures RB October 2013 contracts, expiring September 2013	319	428,266	0.08
CBOT Soybean Futures S November 2013 contracts, expiring November 2013	576	(2,122,987)	(0.42)
CBOT Corn Futures C December 2013 contracts, expiring December 2013	1,279	(5,557,925)	(1.09)
CBOT Soybean Meal Futures SM December 2013 contracts, expiring December 2013	1,031	(2,125,340)	(0.42)
	6,566	(13,023,604)	(2.57)
Open Futures Contracts - Short*
Foreign Contracts
LME Tin Futures LT August 2013 contracts, expiring August 2013	322	214,401	0.04
LME Zinc Futures LX August 2013 contracts, expiring August 2013	689	3,878,072	0.77
LME Lead Futures LL September 2013 contracts, expiring September 2013	4	13,769	0.00
LME Zinc Futures LX October 2013 contracts, expiring October 2013	4	7,220	0.00
	1,019	4,113,462	0.81
Total Open Futures Contracts	11,522	$(20,330,147)	(4.01)

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2013

United States Commodity Index Fund (Continued)

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 4/11/2013	$10,000,000	$9,999,848	1.97
0.06%, 4/11/2013	40,000,000	39,999,392	7.89
0.04%, 4/18/2013	90,000,000	89,998,215	17.74
0.05%, 4/25/2013	10,000,000	9,999,542	1.97
0.07%, 4/25/2013	45,000,000	44,997,940	8.87
0.06%, 5/02/2013	30,000,000	29,998,472	5.91
0.07%, 5/09/2013	60,000,000	59,995,566	11.83
0.09%, 5/23/2013	20,200,000	20,197,330	3.98
0.08%, 6/06/2013	70,000,000	69,989,733	13.80
0.07%, 6/13/2013	20,000,000	19,996,634	3.94
0.10%, 6/13/2013	10,000,000	9,998,317	1.97
0.07%, 6/27/2013	50,000,000	49,991,778	9.85
Total Cash Equivalents		$455,162,767	89.72

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Index).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2013

United States Copper Index Fund

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG May 2013 contracts, expiring May 2013	7	$(45,825)	(1.93)
COMEX Copper Futures HG July 2013 contracts, expiring July 2013	7	(64,788)	(2.74)
COMEX Copper Futures HG December 2013 contracts, expiring December 2013	14	(84,550)	(3.57)
Total Open Futures Contracts	28	$(195,163)	(8.24)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 4/11/2013	$250,000	$249,996	10.55
0.04%, 4/18/2013	300,000	299,994	12.67
0.06%, 5/02/2013	200,000	199,990	8.44
0.07%, 5/09/2013	100,000	99,993	4.22
0.09%, 5/16/2013	200,000	199,979	8.44
0.09%, 5/23/2013	100,000	99,987	4.22
0.08%, 6/06/2013	500,000	499,926	21.11
0.07%, 6/27/2013	500,000	499,918	21.11
Total Cash Equivalents		$2,149,783	90.76

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2013

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-Canola Futures RS July 2013 contracts, expiring July 2013	10	$480	0.02
ICE-US Coffee-C Futures KC July 2013 contracts, expiring July 2013	4	(20,869)	(0.87)
ICE-US Cotton #2 Futures CT July 2013 contracts, expiring July 2013	2	1,000	0.04
ICE-US Sugar #11 Futures SB July 2013 contracts, expiring June 2013	9	(1,209)	(0.05)
ICE-US Cocoa Futures CC December 2013 contracts, expiring December 2013	5	310	0.01
	30	(20,288)	(0.85)
United States Contracts
CME Live Cattle Futures LC June 2013 contracts, expiring June 2013	6	4,830	0.20
CBOT Soybean Oil Futures BO July 2013 contracts, expiring July 2013	1	180	0.01
CBOT Wheat Futures W July 2013 contracts, expiring July 2013	7	(26,075)	(1.09)
KCBT Hard Red Winter Wheat Futures KW July 2013 contracts, expiring July 2013	4	(5,750)	(0.24)
CME Feeder Cattle Futures FC August 2013 contracts, expiring August 2013	1	2,225	0.09
CME Lean Hogs Futures LH August 2013 contracts, expiring August 2013	2	10	0.00
CBOT Soybean Meal Futures SM October 2013 contracts, expiring October 2013	5	(7,080)	(0.29)
CBOT Soybean Futures S November 2013 contracts, expiring November 2013	6	(7,575)	(0.31)
CBOT Corn Futures C December 2013 contracts, expiring December 2013	11	(47,788)	(1.99)
	43	(87,023)	(3.62)
Total Open Futures Contracts	73	$(107,311)	(4.47)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 4/11/2013	$100,000	$99,998	4.17
0.04%, 4/18/2013	400,000	399,992	16.66
0.06%, 5/09/2013	200,000	199,987	8.33
0.09%, 5/16/2013	200,000	199,979	8.33
0.08%, 6/06/2013	750,000	749,890	31.23
0.07%, 6/27/2013	500,000	499,918	20.82
Total Cash Equivalents		$2,149,764	89.54

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2013

United States Metals Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Zinc Futures LX June 2013 contracts, expiring June 2013	9	$(16,244)	(0.64)
LME Nickel Futures LN August 2013 contracts, expiring August 2013	5	(11,001)	(0.44)
LME Tin Futures LT August 2013 contracts, expiring August 2013	4	(16,045)	(0.64)
LME Lead Futures LL September 2013 contracts, expiring September 2013	5	(28,418)	(1.13)
LME Aluminum Futures LA January 2014 contracts, expiring January 2014	7	(12,300)	(0.49)
	30	(84,008)	(3.34)
United States Contracts
COMEX Gold Futures GC June 2013 contracts, expiring June 2013	3	220	0.01
NYMEX Palladium Futures PA June 2013 contracts, expiring June 2013	2	2,265	0.09
COMEX Silver Futures SI July 2013 contracts, expiring July 2013	3	(4,165)	(0.17)
NYMEX Platinum Futures PL July 2013 contracts, expiring July 2013	1	(1,285)	(0.05)
COMEX Copper Futures HG December 2013 contracts, expiring December 2013	6	(19,900)	(0.79)
	15	(22,865)	(0.91)
Open Futures Contracts - Short*
Foreign Contracts
LME Zinc Futures LX June 2013 contracts, expiring June 2013	5	26,468	1.05
LME Nickel Futures LN August 2013 contracts, expiring August 2013	3	3,536	0.14
LME Tin Futures LT August 2013 contracts, expiring August 2013	3	13,461	0.54
LME Lead Futures LL September 2013 contracts, expiring September 2013	3	4,484	0.18
LME Aluminum Futures LA January 2014 contracts, expiring January 2014	2	122	0.00
	16	48,071	1.91
Total Open Futures Contracts	61	$(58,802)	(2.34)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 4/04/2013	$200,000	$199,999	7.95
0.04%, 4/18/2013	250,000	249,995	9.93
0.07%, 4/25/2013	1,000,000	999,951	39.72
0.07%, 5/09/2013	200,000	199,985	7.95
0.09%, 5/23/2013	200,000	199,974	7.94
0.08%, 6/06/2013	500,000	499,927	19.86
Total Cash Equivalents		$2,349,831	93.35

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Index).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Commodity Index Fund

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$3,087,724	$(7,786,700)
Change in unrealized gain (loss) on open positions	(15,109,247)	24,592,576
Change in unrealized gain (loss) on foreign currency translations	654	(72)
Interest income	81,796	37,440
Other income	4,900	3,150

Total income (loss)	(11,934,173)	16,846,394

Expenses
Management fees (Note 4)	1,198,134	914,080
Professional fees	77,393	109,245
Brokerage commissions	92,612	68,959
Other expenses	21,348	15,539

Total expenses	1,389,487	1,107,823

Expense waiver (Note 4)	–	–

Net expenses	1,389,487	1,107,823

Net income (loss)	$(13,323,660)	$15,738,571
Net income (loss) per unit	$(1.45)	$2.83
Net income (loss) per weighted average unit	$(1.52)	$2.52
Weighted average units outstanding	8,745,556	6,253,846

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Copper Index Fund

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$32,050	$60,862
Change in unrealized gain (loss) on open positions	(201,738)	207,288
Interest income	451	247

Total income (loss)	(169,237)	268,397

Expenses
Management fees (Note 4)	4,038	6,333
Professional fees	24,824	21,992
Brokerage commissions	46	42
Other expenses	112	85

Total expenses	29,020	28,452

Expense waiver (Note 4)	(23,895)	(20,992)

Net expenses	5,125	7,460

Net income (loss)	$(174,362)	$260,937
Net income (loss) per unit	$(1.74)	$2.61
Net income (loss) per weighted average unit	$(1.74)	$2.61
Weighted average units outstanding	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Agriculture Index Fund *

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(160,486)	$–
Change in unrealized gain on open positions	11,844	–
Realized gain on foreign currency transactions	1	–
Change in unrealized loss on foreign currency translations	(197)	–
Interest income	467	–

Total loss	(148,371)	–

Expenses
Management fees (Note 4)	4,904	–
Professional fees	30,780	–
Brokerage commissions	571	–
Other expenses	82	–

Total expenses	36,337	–

Expense waiver (Note 4)	(29,863)	–

Net expenses	6,474	–

Net loss	$(154,845)	$–
Net loss per unit	$(1.55)
Net loss per weighted average unit	$(1.55)
Weighted average units outstanding	100,000

* The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Metals Index Fund *

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Loss on trading of commodity futures contracts:
Realized loss on closed positions	$(19,562)	$–
Change in unrealized loss on open positions	(104,860)	–
Change in unrealized gain on foreign currency translations	6	–
Interest income	446	–

Total loss	(123,970)	–

Expenses
Management fees (Note 4)	4,563	–
Professional fees	30,780	–
Brokerage commissions	246	–
Other expenses	87	–

Total expenses	35,676	–

Expense waiver (Note 4)	(29,804)	–

Net expenses	5,872	–

Net loss	$(129,842)	$–
Net loss per unit	$(1.30)
Net loss per weighted average unit	$(1.30)
Weighted average units outstanding	100,000

* The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Commodity Index Funds Trust

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$2,939,726	$(7,725,838)
Change in unrealized gain (loss) on open positions	(15,404,001)	24,799,864
Realized gain on foreign currency transactions	1	–
Change in unrealized gain (loss) on foreign currency translations	463	(72)
Interest income	83,160	37,687
Other income	4,900	3,150

Total income (loss)	(12,375,751)	17,114,791

Expenses
Management fees (Note 4)	1,211,639	920,413
Professional fees	163,777	131,237
Brokerage commissions	93,475	69,001
Other expenses	21,629	15,624

Total expenses	1,490,520	1,136,275

Expense waiver (Note 4)	(83,562)	(20,992)

Net expenses	1,406,958	1,115,283

Net income (loss)	$(13,782,709)	$15,999,508

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2013

United States Commodity Index Fund

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$–	$488,085,727	$488,085,727
Additions	–	38,482,636	38,482,636
Redemptions	–	(5,906,282)	(5,906,282)
Net loss	–	(13,323,660)	(13,323,660)

Balances, at March 31, 2013	$–	$507,338,421	$507,338,421

Condensed Statement of Changes in Units Outstanding (Unaudited)

For the three months ended March 31, 2013

United States Commodity Index Fund

	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2012	–	8,350,000	8,350,000
Additions	–	650,000	650,000
Redemptions	–	(100,000)	(100,000)

Units Outstanding, at March 31, 2013	–	8,900,000	8,900,000

Net Asset Value Per Unit:
At December 31, 2012			$58.45
At March 31, 2013			$57.00

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2013

United States Copper Index Fund

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$–	$2,542,946	$2,542,946
Additions	–	–	–
Redemptions	–	–	–
Net loss	–	(174,362)	(174,362)

Balances, at March 31, 2013	$–	$2,368,584	$2,368,584

Condensed Statement of Changes in Units Outstanding (Unaudited)

For the three months ended March 31, 2013

United States Copper Index Fund

	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2012	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–

Units Outstanding, at March 31, 2013	–	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2012			$25.43
At March 31, 2013			$23.69

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2013

United States Agriculture Index Fund

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$–	$2,555,692	$2,555,692
Additions	–	–	–
Redemptions	–	–	–
Net loss	–	(154,845)	(154,845)

Balances, at March 31, 2013	$–	$2,400,847	$2,400,847

Condensed Statement of Changes in Units Outstanding (Unaudited)

For the three months ended March 31, 2013

United States Agriculture Index Fund

	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2012	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–

Units Outstanding, at March 31, 2013	–	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2012			$25.56
At March 31, 2013			$24.01

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2013

United States Metals Index Fund

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$–	$2,647,177	$2,647,177
Additions	–	–	–
Redemptions	–	–	–
Net loss	–	(129,842)	(129,842)

Balances, at March 31, 2013	$–	$2,517,335	$2,517,335

Condensed Statement of Changes in Units Outstanding (Unaudited)

For the three months ended March 31, 2013

United States Metals Index Fund

	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2012	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–

Units Outstanding, at March 31, 2013	–	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2012			$26.47
At March 31, 2013			$25.17

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2013

United States Commodity Index Funds Trust

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$–	$495,831,542	$495,831,542
Additions	–	38,482,636	38,482,636
Redemptions	–	(5,906,282)	(5,906,282)
Net loss	–	(13,782,709)	(13,782,709)

Balances, at March 31, 2013	$–	$514,625,187	$514,625,187

Condensed Statement of Changes in Units Outstanding (Unaudited)

For the three months ended March 31, 2013

United States Commodity Index Funds Trust

	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2012	–	8,650,000	8,650,000
Additions	–	650,000	650,000
Redemptions	–	(100,000)	(100,000)

Units Outstanding, at March 31, 2013	–	9,200,000	9,200,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Commodity Index Fund

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(13,323,660)	$15,738,571
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(8,614,596)	7,854,039
Unrealized (gain) loss on open futures contracts	15,109,247	(24,592,576)
Increase in interest receivable	(787)	(1,405)
Increase in other assets	(37,322)	(21,989)
Increase in management fees payable	19,828	3,662
Decrease in professional fees payable	(167,858)	(65,446)
Decrease in brokerage commissions payable	–	(3,380)
Increase (decrease) in other liabilities	1,936	(9,052)
Net cash used in operating activities	(7,013,212)	(1,097,576)

Cash Flows from Financing Activities:
Addition of units	41,405,522	44,117,244
Redemption of units	(5,906,282)	–
Net cash provided by financing activities	35,499,240	44,117,244

Net Increase in Cash and Cash Equivalents	28,486,028	43,019,668

Cash and Cash Equivalents, beginning of period	430,800,077	310,491,998
Cash and Cash Equivalents, end of period	$459,286,105	$353,511,666

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Copper Index Fund

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(174,362)	$260,937
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(62,085)	(60,878)
Unrealized (gain) loss on open futures contracts	201,738	(207,288)
(Increase) decrease in receivable from Sponsor	72,469	(8,539)
Increase in interest receivable	(7)	(10)
Increase in other assets	(167)	(164)
Increase (decrease) in management fees payable	(54)	207
Increase (decrease) in professional fees payable	(75,369)	9,068
Increase in other liabilities	6	38
Net cash used in operating activities	(37,831)	(6,629)

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Decrease in Cash and Cash Equivalents	(37,831)	(6,629)

Cash and Cash Equivalents, beginning of period	2,109,061	2,114,061
Cash and Cash Equivalents, end of period	$2,071,230	$2,107,432

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Agriculture Index Fund*

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net loss	$(154,845)	$–
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	186,167	–
Unrealized gain on open futures contracts	(11,844)	–
Decrease in receivable from Sponsor	46,988	–
Increase in interest receivable	(14)	–
Increase in other assets	(195)	–
Decrease in management fees payable	(115)	–
Decrease in professional fees payable	(49,250)	–
Increase in other liabilities	2	–
Net cash provided by operating activities	16,894	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase in Cash and Cash Equivalents	16,894	–

Cash and Cash Equivalents, beginning of period	2,000,438	1,000
Cash and Cash Equivalents, end of period	$2,017,332	$1,000

* The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Metals Index Fund*

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net loss	$(129,842)	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	19,710	–
Unrealized loss on open futures contracts	104,860	–
Decrease in receivable from Sponsor	29,512	–
Increase in interest receivable	(4)	–
Increase in other assets	(205)	–
Decrease in management fees payable	(62)	–
Decrease in professional fees payable	(30,825)	–
Increase in other liabilities	6	–
Net cash used in operating activities	(6,850)	–

Cash Flows from Financing Activities:
Addition of units	–	–
Redemption of units	–	–
Net cash provided by (used in) financing activities	–	–

Net Decrease in Cash and Cash Equivalents	(6,850)	–

Cash and Cash Equivalents, beginning of period	2,136,984	1,000
Cash and Cash Equivalents, end of period	$2,130,134	$1,000

* The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

United States Commodity Index Funds Trust

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(13,782,709)	$15,999,508
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(8,470,804)	7,793,161
Unrealized (gain) loss on open futures contracts	15,404,001	(24,799,864)
(Increase) decrease in receivable from Sponsor	148,969	(8,539)
Increase in interest receivable	(812)	(1,415)
Increase in other assets	(37,889)	(22,153)
Increase in management fees payable	19,597	3,869
Decrease in professional fees payable	(323,302)	(56,378)
Decrease in brokerage commissions payable	–	(3,380)
Increase (decrease) in other liabilities	1,950	(9,014)
Net cash used in operating activities	(7,040,999)	(1,104,205)

Cash Flows from Financing Activities:
Addition of units	41,405,522	44,117,244
Redemption of units	(5,906,282)	–
Net cash provided by financing activities	35,499,240	44,117,244

Net Increase in Cash and Cash Equivalents	28,458,241	43,013,039

Cash and Cash Equivalents, beginning of period	437,046,560	312,608,059
Cash and Cash Equivalents, end of period	$465,504,801	$355,621,098

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended March 31, 2013 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012 and the United States Metals Index Fund (“USMI”), a commodity pool formed on November 26, 2010 and first made available to the public on June 19, 2012. USCI, CPER, USAG and USMI each issues units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI, CPER, USAG and USMI are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Third Amended and Restated Declaration of Trust and Trust Agreement dated as of March 22, 2013 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. USSF, UNGD, USGO and HARD are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds. UAC has been declared effective by the regulatory agencies which have regulatory authority over USCF and UAC, but at the time of the filing of this quarterly report on Form 10-Q, UAC has not been made available to the public.

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

From July 1, 2011 through May 1, 2014, Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 units; prior to July 1, 2011, Authorized Purchasers paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through May 1, 2014, Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of each Trust Series but rather at market prices quoted on such exchange.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2010 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2013 for any Trust Series.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and the per unit NAV at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. As of March 31, 2013, USCF held 50,000 units of USMI. USCF held 5 units of USCI, held 40 units of CPER and held 5 units of USAG as of March 31, 2013.

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

USCI’s units began trading on August 10, 2010. As of March 31, 2013, USCI held 1,696 Futures Contracts on the NYMEX, 1,194 Futures Contracts on the ICE Futures, 3,889 Futures Contracts on the CBOT, 753 Futures Contracts on the CME, 3,762 Futures Contracts on the LME and 228 Futures Contracts on the COMEX, totaling 11,522 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s units began trading on November 15, 2011. As of March 31, 2013, CPER held 28 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the Agriculture Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the Agriculture Index, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s units began trading on April 13, 2012. As of March 31, 2013, USAG held 30 Futures Contracts on the ICE Futures, 9 Futures Contracts on the CME, 4 Futures Contracts on the KCBT and 30 Futures Contracts on the CBOT, totaling 73 futures contracts.

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

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the Metals Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” USMI’s units began trading on June 19, 2012. As of March 31, 2013, USMI held 3 Futures Contracts on the NYMEX, 46 Futures Contracts on the LME and 12 Futures Contracts on the COMEX, totaling 61 futures contracts.

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

NOTE 4 - FEES PAID BY USCI and CPER AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. For these services, each of USCI, CPER, USAG and USMI is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. Effective as of May 29, 2012 (and continuing at least through May 1, 2014), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing at least through May 1, 2014), USCF voluntarily waived the management fee paid by USMI from 0.95% per annum of average daily total net assets to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, when USMI first became listed on the NYSE Arca and will continue at least through May 1, 2014.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. During the three months ended March 31, 2013 and 2012, none of the Trust Series incurred any registration fees or other offering expenses.

Directors’ Fees and Expenses

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Trust Series and the Related Public Funds organized as limited partnerships. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2013 are estimated to be a total of $560,625 for the Trust Series and the Related Public Funds.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $400,000 for the year ending December 31, 2013 for USCI, $60,000 for the year ending December 31, 2013 for CPER, $60,000 for the year ending December 31, 2013 for USAG and $60,000 for the year ending December 31, 2013 for USMI.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2013, USCF waived $23,895 in expenses for CPER, $29,863 for USAG and $29,804 for USMI. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5.

NOTE 5 - CONTRACTS AND AGREEMENTS

USCF and the Trust, each on its own behalf and on behalf of each Trust Series, are party to a marketing agent agreement, dated as of July 22, 2010, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for each Trust Series as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on each Trust Series’ assets up to $3 billion and 0.04% on each Trust Series’ assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution related services exceed 10% of the gross proceeds of each Trust Series’ offering.

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

Each Trust Series has entered into a brokerage agreement, dated March 1, 2010 for USCI and November 18, 2011 for each of CPER, USAG and USMI, as amended from time to time, with Newedge USA, LLC (“Newedge”). The agreement requires Newedge to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through Newedge for each Trust Series’ account. In accordance with the agreement, Newedge charges each Trust Series commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $92,612 for USCI. Of this amount, approximately $90,204 was a result of rebalancing costs and approximately $2,408 was the result of trades necessitated by creation and redemption activity for USCI. By comparison, during the three months ended March 31, 2012, total commissions accrued to brokers amounted to $68,959 for USCI. Of this amount, approximately $5,801 was a result of rebalancing costs and approximately $63,158 was the result of trades necessitated by creation and redemption activity. The increase in the total commissions accrued to brokers by USCI for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to an increase in USCI’s total net assets as well as an increase in the number of contracts traded during the rebalancing periods for the three months ended March 31, 2013. As an annualized percentage of average total net assets, USCI’s figure for the three months ended March 31, 2013 represents approximately 0.07% of USCI’s average total net assets. By comparison, USCI’s figure for the three months ended March 31, 2012 represented approximately 0.07% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $46 for CPER. All of this amount was a result of rebalancing costs. By comparison, during the three months ended March 31, 2012, total commissions accrued to brokers amounted to $42 for CPER. All of this amount was a result of rebalancing costs. The increase in CPER’s total commissions accrued to brokers for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, was primarily due to a slight increase in the number of contracts traded during the rebalance periods during the three months ended March 31, 2013. As an annualized percentage of average total net assets, CPER’s figure for the three months ended March 31, 2013 represents approximately 0.00% of CPER’s average total net assets. By comparison, CPER’s figure for the three months ended March 31, 2012 represented approximately 0.01% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $571 for USAG. All of this amount was a result of rebalancing costs. As an annualized percentage of average daily total net assets, USAG’s figure for the three months ended March 31, 2013 represents approximately 0.10% of USAG’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $246 for USMI. All of this amount was a result of rebalancing costs. As an annualized percentage of average daily total net assets, USMI’s figure for the three months ended March 31, 2013 represents approximately 0.04% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through March 31, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per unit NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2013 and December 31, 2012, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of March 31, 2013 and December 31, 2012, USCI held cash deposits and investments in Treasuries in the amounts of $528,220,328 and $491,119,704, respectively, with the custodian and futures commission merchant. As of March 31, 2013 and December 31, 2012, CPER held cash deposits and investments in Treasuries in the amounts of $2,565,844 and $2,541,590, respectively, with the custodian and futures commission merchant. As of March 31, 2013 and December 31, 2012, USAG held cash deposits and investments in Treasuries in the amounts of $2,510,572 and $2,679,845, respectively, with the custodian and futures commission merchant. As of March 31, 2013 and December 31, 2012, USMI held cash deposits and investments in Treasuries in the amounts of $2,578,489 and $2,605,049, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or futures commission merchant cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per unit performance data and other supplemental financial data for each Trust Series for the three months ended March 31, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the three months ended March 31, 2013 (Unaudited)	For the three months ended March 31, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$58.45	$58.47
Total income (loss)	(1.29)	3.01
Total expenses	(0.16)	(0.18)
Net increase (decrease) in net asset value	(1.45)	2.83
Net asset value, end of period	$57.00	$61.30

Total Return	(2.48)%	4.84%

Ratios to Average Net Assets
Total income (loss)	(2.33)%	4.35%
Expenses excluding management fees*	0.15%	0.20%
Management fees*	0.95%	0.95%
Net income (loss)	(2.60)%	4.07%

* Annualized.

CPER

	For the three months ended March 31, 2013 (Unaudited)	For the three months ended March 31, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$25.43	$24.47
Total income (loss)	(1.69)	2.68
Total expenses	(0.05)	(0.07)
Net increase (decrease) in net asset value	(1.74)	2.61
Net asset value, end of period	$23.69	$27.08

Total Return	(6.84)%	10.67%

Ratios to Average Net Assets
Total income (loss)	(6.72)%	10.01%
Management fees*	0.65%**	0.95%
Total expenses excluding management fees*	4.02%	3.32%
Expenses waived*	(3.85)%	(3.15)%
Net expenses excluding management fees*	0.17%	0.17%
Net income (loss)	(6.92)%	9.73%

*	Annualized.
**	Effective as of May 29, 2012 (and continuing at least through May 1, 2014), USCF voluntarily agreed to waive the management fee paid by CPER from 0.95% to 0.65% per annum of average daily total net assets.

USAG

	For the three months ended March 31, 2013 (Unaudited)		For the three months ended March 31, 2012 (Unaudited)*
Per Unit Operating Performance:
Net asset value, beginning of period	$25.56		$—
Total income (loss)	(1.49)		—
Total expenses	(0.06)		—
Net decrease in net asset value	(1.55)		—
Net asset value, end of period	$24.01		$—

Total Return	(6.06)%		—%

Ratios to Average Net Assets
Total income (loss)	(5.97)%		—%
Management fees**	0.80	%***	—%
Total expenses excluding management fees**	5.13%		—%
Expenses waived**	(4.87)%		—%
Net expenses excluding management fees**	0.26%		—%
Net income (loss)	(6.23)%		—%

*	USAG had not commenced operations as of March 31, 2012.

**	Annualized.

***	Effective as of May 29, 2012 (and continuing at least through May 1, 2014), USCF voluntarily agreed to waive the management fee paid by USAG from 0.95% to 0.80% per annum of average daily total net assets.

USMI

	For the three months ended March 31, 2013 (Unaudited)		For the three months ended March 31, 2012 (Unaudited)*
Per Unit Operating Performance:
Net asset value, beginning of period	$26.47		$—
Total income (loss)	(1.24)		—
Total expenses	(0.06)		—
Net decrease in net asset value	(1.30)		—
Net asset value, end of period	$25.17		$—

Total Return	(4.91)%		—%

Ratios to Average Net Assets
Total income (loss)	(4.69)%		—%
Management fees**	0.70	%***	—%
Total expenses excluding management fees**	4.77%		—%
Expenses waived**	(4.57)%		—%
Net expenses excluding management fees**	0.20%		—%
Net income (loss)	(4.91)%		—%

*	USMI had not commenced operations as of March 31, 2012.

**	Annualized.

***	Effective as of May 30, 2012 (and continuing at least through May 1, 2014), USCF voluntarily agreed to waive the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee became operational as of June 19, 2012.

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

The following table summarizes the valuation of USCI’s securities at March 31, 2013 using the fair value hierarchy:

At March 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$455,162,767	$455,162,767	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(7,306,543)	(7,306,543)	—	—
United States Contracts	(13,023,604)	(13,023,604)	—	—

During the three months ended March 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$435,149,105	$435,149,105	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,901,485	2,901,485	—	—
United States Contracts	(8,122,385)	(8,122,385)	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at March 31, 2013 using the fair value hierarchy:

At March 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$2,149,783	$2,149,783	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(195,163)	(195,163)	—	—

During the three months ended March 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,149,689	$2,149,689	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	6,575	6,575	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at March 31, 2013 using the fair value hierarchy:

At March 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$2,149,764	$2,149,764	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(20,288)	(20,288)	—	—
United States Contracts	(87,023)	(87,023)	—	—

During the three months ended March 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,199,688	$2,199,688	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(31,470)	(31,470)	—	—
United States Contracts	(87,685)	(87,685)	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at March 31, 2013 using the fair value hierarchy:

At March 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$2,349,831	$2,349,831	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(35,937)	(35,937)	—	—
United States Contracts	(22,865)	(22,865)	—	—

During the three months ended March 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,349,792	$2,349,792	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	77,393	77,393	—	—
United States Contracts	(31,335)	(31,335)	—	—

During the year ended December 31, 2012 there were no transfers between Level I and Level II.

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$(20,330,147)	$(5,220,900)

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$(195,163)	$6,575

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$(107,311)	$(119,155)

Fair Value of Derivative Instruments Held by USMI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$(58,802)	$46,058

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the three months ended March 31, 2013		For the three months ended March 31, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$3,087,724		$(7,786,700)

	Change in unrealized gain (loss) on open positions		$(15,109,247)		$24,592,576

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the three months ended March 31, 2013		For the three months ended March 31, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$32,050		$60,862

	Change in unrealized gain (loss) on open positions		$(201,738)		$207,288

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the three months ended March 31, 2013		For the three months ended March 31, 2012*
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(160,486)		$—

	Change in unrealized gain on open positions		$11,844		$—

The Effect of Derivative Instruments on the Condensed Statements of Operations of USMI

		For the three months ended March 31, 2013		For the three months ended March 31, 2012*
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(19,562)		$—

	Change in unrealized loss on open positions		$(104,860)		$—

* USAG and USMI had not commenced operations as of March 31, 2012.

NOTE 9 – OFFSETTING ASSETS AND LIABILITIES

Each Trust Series is required to disclose offsetting assets and liabilities represented in the Condensed Statements of Financial Condition to disclose information to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities as defined in the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The derivative instruments include all futures contracts including exchange-traded futures contracts.

USCI

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013 and December 31, 2012

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition

At March 31, 2013:
Futures contracts	$9,833,813	$–	$9,833,813

At December 31, 2012:
Futures contracts	$10,745,226	$–	$10,745,226

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Assets Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Received (B)	Cash Collateral Received (C)	Net Amount (D) = (A) - (B) - (C)

At March 31, 2013:
Newedge	$9,833,813	$–	$–	$9,833,813

At December 31, 2012:
Newedge	$10,745,226	$–	$–	$10,745,226

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013 and December 31, 2012

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition

At March 31, 2013:
Futures contracts	$30,163,960	$–	$30,163,960

At December 31, 2012:
Futures contracts	$15,966,126	$–	$15,966,126

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Liabilities Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Pledged (B)	Cash Collateral Pledged (C)	Net Amount (D) = (A) - (B) - (C)

At March 31, 2013:
Newedge	$30,163,960	$21,873,340	$8,290,620	$–

At December 31, 2012:
Newedge	$15,966,126	$13,252,658	$2,713,468	$–

CPER

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013 and December 31, 2012

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition

At March 31, 2013:
Futures contracts	$–	$–	$–

At December 31, 2012:
Futures contracts	$8,575	$–	$8,575

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Assets Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Received (B)	Cash Collateral Received (C)	Net Amount (D) = (A) - (B) - (C)

At March 31, 2013:
Newedge	$–	$–	$–	$–

At December 31, 2012:
Newedge	$8,575	$–	$–	$8,575

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013 and December 31, 2012

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition

At March 31, 2013:
Futures contracts	$195,163	$–	$195,163

At December 31, 2012:
Futures contracts	$2,000	$–	$2,000

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Liabilities Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Pledged (B)	Cash Collateral Pledged (C)	Net Amount (D) = (A) - (B) - (C)

At March 31, 2013:
Newedge	$195,163	$117,657	$77,506	$–

At December 31, 2012:
Newedge	$2,000	$1,381	$619	$–

USAG

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013 and December 31, 2012

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition

At March 31, 2013:
Futures contracts	$9,035	$–	$9,035

At December 31, 2012:
Futures contracts	$2,395	$–	$2,395

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Assets Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Received (B)	Cash Collateral Received (C)	Net Amount (D) = (A) - (B) - (C)

At March 31, 2013:
Newedge	$9,035	$–	$–	$9,035

At December 31, 2012:
Newedge	$2,395	$–	$–	$2,395

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013 and December 31, 2012

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition

At March 31, 2013:
Futures contracts	$116,346	$–	$116,346

At December 31, 2012:
Futures contracts	$121,550	$–	$121,550

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Liabilities Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Pledged (B)	Cash Collateral Pledged (C)	Net Amount (D) = (A) - (B) - (C)

At March 31, 2013:
Newedge	$116,346	$89,483	$26,863	$–

At December 31, 2012:
Newedge	$121,550	$71,114	$50,436	$–

USMI

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013 and December 31, 2012
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition

At March 31, 2013:
Futures contracts	$50,556	$–	$50,556

At December 31, 2012:
Futures contracts	$143,167	$–	$143,167

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Assets Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Received (B)	Cash Collateral Received (C)	Net Amount (D) = (A) - (B) - (C)

At March 31, 2013:
Newedge	$50,556	$–	$–	$50,556

At December 31, 2012:
Newedge	$143,167	$–	$–	$143,167

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013 and December 31, 2012

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition

At March 31, 2013:
Futures contracts	$109,358	$–	$109,358

At December 31, 2012:
Futures contracts	$97,109	$–	$97,109

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Liabilities Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Pledged (B)	Cash Collateral Pledged (C)	Net Amount (D) = (A) - (B) - (C)

At March 31, 2013:
Newedge	$109,358	$97,398	$11,960	$–

At December 31, 2012:
Newedge	$97,109	$82,800	$14,309	$–

NOTE 10 – SUBSEQUENT EVENTS

The Trust and each Trust Series have performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

The United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”) are each a commodity pool that issues units representing fractional undivided beneficial interests in USCI, CPER, USAG and USMI, respectively (“units”), that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI, CPER, USAG and USMI are series of the Trust, a Delaware statutory trust formed on December 21, 2009. USCI, CPER, USAG and USMI are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated March 22, 2013. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each Trust Series are managed and controlled by United States Commodity Funds LLC (“USCF”).

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

United States Agriculture Index Fund

USAG invests in Futures Contracts for commodities that are traded on the ICE Futures US, the ICE Futures Canada, the CBOT, the CME and the Kansas City Board of Trade (“KCBT”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Agriculture-Related Investments (as defined below). Market conditions that USCF currently anticipates could cause USAG to invest in Other Agriculture-Related Investments would be those allowing USAG to obtain greater liquidity or to execute transactions with more favorable pricing.

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

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and the futures exchanges have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not applicable to the Trust Series’ investments) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of March 31, 2013, USCI held 1,696 Futures Contracts on the NYMEX, 1,194 Futures Contracts on ICE Futures, 3,889 Futures Contracts on CBOT, 753 Futures Contracts on CME, 3,762 Futures Contracts on LME and 228 Futures Contracts on COMEX. CPER held 28 Futures Contracts on COMEX. USAG held 30 Futures Contracts on ICE Futures, 9 Futures Contracts on CME, 4 Futures Contracts on KCBT and 30 Futures Contracts on CBOT and USMI held 3 Futures Contracts on NYMEX, 46 Futures Contracts on LME and 12 Futures Contracts on COMEX. For the three months ended March 31, 2013, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2013, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the National Futures Association (the “NFA”), the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact the Trust are discussed below.

Futures Contracts and Position Limits

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

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

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that a Trust Series is authorized to engage in that may ultimately impact the ability of a Trust Series to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swaps.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps. Determination on other types of swaps are expected in the future, and, when finalized, could require each Trust Series to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard their continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

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

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46) of the CFTC regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as each Trust Series) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as each Trust Series), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on agricultural and energy futures contracts) begin on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

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

Commodity Markets

Commodity Futures Price Movements

Three Months Ended March 31, 2013

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited moderate daily swings during the three months ended March 31, 2013. The table below compares the total returns of the Commodity Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	(2.08)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	1.31%
Dow Jones-UBS Commodity Index Total ReturnSM(2)	(1.15)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(2.52)%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the Commodity Index as of December 31, 2012 was 1,726.55. As of March 31, 2013, the value of the Commodity Index was 1,690.63, down approximately 2.08% over the three months ended March 31, 2013.

The return of approximately (2.08)% on the Commodity Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per unit NAV began the year at $58.45 and ended the period at $57.00 on March 31, 2013, a decrease of approximately 2.48% over the period. USCI’s per unit NAV reached its high for the period on February 5, 2013 at $60.48 and reached its low for the period on March 6, 2013 at $56.97. See “Tracking the Commodity Index” below for information about how expenses and income affect USCI’s per unit NAV.

Copper Markets

Copper Futures Price Movements

Three Months Ended March 31, 2013

As measured by the two major copper indexes, copper futures prices exhibited moderate daily swings along with an upward trend during the three months ended March 31, 2013. The table below compares the total returns of the Copper Index to the Dow Jones-UBS Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	(6.49)%
Dow Jones-UBS Copper Subindex Total Return(2)	(7.23)%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the Copper Index as of December 31, 2012 was 1,223.15. As of March 31, 2013, the value of the Copper Index was 1,143.77, down approximately 6.49% over the three months ended March 31, 2013.

The return of approximately (6.49)% on the Copper Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per unit NAV began the year at $25.43 and ended the period at $23.69 on March 31, 2013, a decrease of approximately 6.84% over the period. CPER’s per unit NAV reached its high for the period on February 1, 2013 at $26.38 and reached its low for the period on March 28, 2013 at $23.69. See “Tracking the Copper Index” for information about how expenses and income affect CPER’s per unit NAV.

Agriculture Markets

Agriculture Futures Price Movements

Three Months Ended March 31, 2013

As measured by the four major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with an upward trend during the three months ended March 31, 2013. The table below compares the total returns of the Agriculture Index to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	(5.88)%
S&P GSCI® Agriculture Index Total Return(2)	(3.91)%
Dow Jones-UBS Agriculture Total Return Sub-indexSM(2)	(3.16)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(9.26)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the Agriculture Index as of December 31, 2012 was 360.61. As of March 31, 2013, the value of the Agriculture Index was 339.42, down approximately 5.88% over the three months ended March 31, 2013.

The return of approximately (5.88)% on the Agriculture Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per unit NAV began the year at $25.56 and ended the period at $24.01 on March 31, 2013, a decrease of approximately 6.06% over the period. USAG’s per unit NAV reached its high for the period on January 30, 2013 at $25.74 and reached its low for the period on March 28, 2013 at $24.01. See “Tracking the Agriculture Index” below for information about how expenses and income affect USAG’s per unit NAV.

Metals Markets

Metals Futures Price Movements

Three Months Ended March 31, 2013

As measured by the four major metals indexes listed below, metals futures prices exhibited moderate daily swings along with an upward trend during the three months ended March 31, 2013. The table below compares the total returns of the Metals Index to the three major metals indexes over this time period.

SummerHaven Metals Index Total ReturnSM(1)	(4.90)%
Rogers International Commodity Index®-Metals Total Return(2)	(5.86)%
Dow Jones-UBS Industrial Metals Total Return Sub-indexSM(2)	(7.84)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Industrials Metals Total ReturnTM(2)	(7.85)%

(1)	The inception date for the SummerHaven Metals Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the Metals Index as December 31, 2012 was 865.68. As of March 31, 2013, the value of the Metals Index was 823.28, down approximately 4.90% over the three months ended March 31, 2013.

The return of approximately (4.90)% on the Metals Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USMI’s per unit NAV began the year at $26.47 and ended the period at $25.17 on March 31, 2013, a decrease of approximately 4.91% over the period. USMI’s per unit NAV reached its high for the period on February 5, 2013 at $27.66 and reached its low for the period on March 28, 2013 at $25.17. See “Tracking the Metals Index” below for information about how expenses and income affect USMI’s per unit NAV.

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

Results of Operations

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 units on Form S-1 with the SEC. On August 10, 2010, USCI listed its units on the NYSE Arca under the ticker symbol “USCI.” USCI established its initial offering per unit NAV by setting the price at $50.00 and issued 100,000 units to the initial authorized purchaser in exchange for $5,000,000 in cash on August 10, 2010. USCI commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 units be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF agreed not to resell the units comprising such basket except that it may require the initial Authorized Purchaser to repurchase all of these units at a per unit price equal to USCI’s per unit NAV within five days following written notice from USCF, subject to the conditions that: (i) on the date of repurchase, the initial Authorized Purchaser must immediately redeem these units in accordance with the terms of the Authorized Purchaser Agreement and (ii) immediately following such redemption at least 100,000 units of USCI remain outstanding. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the units comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Units of USCI, and on September 19, 2011, USCF purchased five units of USCI in the open market.

Since its initial offering of 50,000,000 units, USCI has not registered any subsequent offerings of its units. As of March 31, 2013, USCI had issued 12,050,000 units, 8,900,000 of which were outstanding. As of March 31, 2013, there were 37,950,000 units registered but not yet issued. More units may have been issued by USCI than are outstanding due to the redemption of units.

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

CPER, USAG and USMI received notice of effectiveness from the SEC for its registration of 30,000,000 CPER units, 20,000,000 USAG units and 20,000,000 USMI units on September 6, 2011. The order to permit listing CPER, USMI and USAG on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its units on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial offering per unit NAV by setting the price at $25.00 and issued 100,000 units to the initial authorized purchaser in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

Since its initial offering of 30,000,000 units, CPER has not registered any subsequent offerings of its units. As of March 31, 2013, CPER had issued 150,000 units, 100,000 of which were outstanding. As of March 31, 2013, there were 29,850,000 units registered but not yet issued. More units may have been issued by CPER than are outstanding due to the redemption of units.

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

Since its initial offering of 20,000,000 units, USAG has not registered any subsequent offerings of its units. As of March 31, 2013, USAG had issued 200,000 units, 100,000 of which were outstanding. As of March 31, 2013, there were 19,800,000 units registered but not yet issued. More units may have been issued by USAG than are outstanding due to the redemption of units.

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

Since its initial offering of 20,000,000 units, USMI has not registered any subsequent offerings of its units. As of March 31, 2013, USMI had issued 150,000 units, 100,000 of which were outstanding. As of March 31, 2013, there were 19,850,000 units registered but not yet issued. More units may have been issued by USMI than are outstanding due to the redemption of units.

Unlike funds that are registered under the 1940 Act, units that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2013, USCI had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities USA LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC and Virtu Financial BD LLC.

As of March 31, 2013, CPER had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC and Virtu Financial BD LLC.

As of March 31, 2013, USAG had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC and Virtu Financial BD LLC.

As of March 31, 2013, USMI had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Since USAG and USMI commenced operations on April 13, 2012 and June 19, 2012, respectively, a comparison of each of USAG’s and USMI’s results of operations for any periods prior to the three months ended March 31, 2013 has not been provided.

As of March 31, 2013, USCI’s total unrealized loss on Futures Contracts owned or held on that day was $20,330,147 and USCI established cash deposits and investments in Treasuries that were equal to $528,220,328. USCI held 86.95% of its cash assets in overnight deposits and investments in Treasuries at the custodian bank, while 13.05% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit unit NAV on March 31, 2013 was $57.00.

By comparison, as of March 31, 2012, USCI’s total unrealized gain on Futures Contracts owned or held on that day was $1,615,884 and USCI established cash deposits and investments Treasuries that were equal to $409,631,197. USCI held 86.30% of its cash assets in overnight deposits and investments in Treasuries at its custodian bank, while 13.70% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The increase in cash assets in overnight deposits and investments in Treasuries for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was the result of USCI’s greater size during the year ended March 31, 2013 as measured by total net assets. The ending per unit NAV on March 31, 2012 was $61.30. The decrease in the per unit NAV for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 was primarily due to the decrease in the prices of the Futures Contracts held by USCI.

As of March 31, 2013, CPER’s total unrealized loss on Futures Contracts owned or held on that day was $195,163, and CPER established cash deposits and investments in Treasuries that were equal to $2,565,844. CPER held 80.72% of its cash assets in overnight deposits and investments in Treasuries at the custodian bank, while 19.28% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit NAV on March 31, 2013 was $23.69.

By comparison, as of March 31, 2012, CPER’s total unrealized gain on Futures Contracts owned or held on that day was $145,275, and CPER established cash deposits and investments in Treasuries that were equal to $2,565,859. CPER held 82.13% of its cash assets in overnight deposits and Treasuries at its custodian bank, while 17.87% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was the result of CPER’s smaller size as of March 31, 2013 as measured by total net assets. The ending per unit NAV on March 31, 2012 was $27.08. The decrease in the per unit NAV for the year ended March 31, 2013, as compared to the period ended March 31, 2012, was primarily due to the decrease in the prices of the Futures Contracts that CPER held.

As of March 31, 2013, USAG’s total unrealized loss on Futures Contracts owned or held on that day was $107,311, and USAG established cash deposits and investments in Treasuries that were equal to $2,510,572. USAG held 80.35% of its cash assets in overnight deposits and investments in Treasuries at the custodian bank, while 19.65% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit NAV on March 31, 2013 was $24.01.

As of March 31, 2013, USMI’s total unrealized loss on Futures Contracts owned or held on that day was $58,802, and USMI established cash deposits and investments in Treasuries that were equal to $2,578,489. USMI held 82.61% of its cash assets in overnight deposits and investments in Treasuries at the custodian bank, while 17.39% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit NAV on March 31, 2013 was $25.17.

Portfolio Expenses. Each Trust Series’ expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that each Trust Series pays to USCF is calculated as a percentage of the total net assets of such Trust Series. Each Trust Series is contractually obligated to pay USCF a management fee of 0.95% of its average daily total net assets. Effective as of May 29, 2012 (and continuing through at least May 1, 2014), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing through at least May 1, 2014), USCF voluntarily waived the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, the date USMI became listed on the NYSE Arca. Each fee is accrued daily and paid monthly.

During the three months ended March 31, 2013, the average daily total net assets of USCI were $511,484,072. The management fee incurred by USCI during the period amounted to $1,198,134. By comparison, during the three months ended March 31, 2012, the average daily total net assets of USCI were $386,990,307. The management fee incurred by USCI during the period amounted to $914,080.

During the three months ended March 31, 2013, the daily average total net assets of CPER were $2,519,243. The management fee incurred by CPER during the period amounted to $4,038. By comparison, during the three months ended March 31, 2012, the average daily total net assets of CPER were $2,681,101. The management fee incurred by CPER during the period amounted to $6,333.

During the three months ended March 31, 2013, the average daily total net assets of USAG were $2,486,063. The management fee incurred by USAG during the period amounted to $4,904.

During the three months ended March 31, 2013, the average daily total net assets of USMI were $2,643,731. The management fee incurred by USMI during the period amounted to $4,563.

In addition to the management fee, each Trust Series pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for USCI for the three months ended March 31, 2013 was $191,353, as compared to $193,743 for the three months ended March 31, 2012. The decrease in total fees and expenses excluding management fees for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due to an increase in USCI’s commissions during the three months ended March 31, 2013 that was more than offset by a decrease in other operating expenses. For the three months ended March 31, 2013 and 2012, USCI did not incur any fees or other expenses relating to the registration or offering of additional units.

The gross total of these fees and expenses for CPER for the three months ended March 31, 2013 was $24,982 as compared to $22,119 for the three months ended March 31, 2012. The increase in gross total fees and expenses excluding management fees for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to an increase in certain of CPER’s operating expenses during the three months ended March 31, 2013. For the three months ended March 31, 2013 and 2012, CPER did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended March 31, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $23,895 for the three months ended March 31, 2013 and $20,992 for the three months ended March 31, 2012.  For the three months ended March 31, 2013 and 2012, the expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $29,020 and $28,452, respectively, and after allowance for the expense waiver, totaled $5,125 and $7,460, respectively.

The gross total of these fees and expenses for USAG for the three months ended March 31, 2013 was $31,433. For the three months ended March 31, 2013, USAG did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended March 31, 2013, an expense waiver was in effect which offset certain of the expenses incurred by USAG. The total amount of the expense waiver was $29,863 for the three months ended March 31, 2013. For the three months ended March 31, 2013, the expenses of USAG, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $36,337, and after allowance for the expense waiver, totaled $6,474.

The gross total of these fees and expenses for USMI for the three months ended March 31, 2013 was $31,113. For the three months ended March 31, 2013, USMI did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended March 31, 2013, an expense waiver was in effect which offset certain of the expenses incurred by USMI. The total amount of the expense waiver was $29,804 for the three months ended March 31, 2013. For the three months ended March 31, 2013, the expenses of USMI, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $35,676, and after allowance for the expense waiver, totaled $5,872.

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance of such Trust Series and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP), the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP and the United States Brent Oil Fund, LP (collectively, the “Related Public Funds”). In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Related Public Funds organized as limited partnerships. Each Trust Series shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses are estimated to be $560,625 for the year ending December 31, 2013 for the Trust Series and the Related Public Funds. By comparison, for the year ended December 31, 2012, these fees and expenses amounted to a total of $540,586 for the Trust Series and USCI’s portion of such fees and expenses was $68,533, CPER’s portion of such fees and expenses for the year ended December 31, 2012 was $415, USAG’s portion of such fees and expenses for the year ended December 31, 2012 was $220 and USMI’s portion of such fees and expenses for the year ended December 31, 2012 was $154.

Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $92,612 for USCI. Of this amount, approximately $90,204 was a result of rebalancing costs and approximately $2,408 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2012, total commissions accrued to brokers amounted to $68,959 for USCI. Of this amount, approximately $5,801 was a result of rebalancing costs and approximately $63,158 was the result of trades necessitated by creation and redemption activity. The increase in the total commissions accrued to brokers by USCI for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to an increase in USCI’s total net assets as well as an increase in the number of contracts traded during the rebalancing periods for the three months ended March 31, 2013. As an annualized percentage of average total net assets, USCI’s figure for the three months ended March 31, 2013 represents approximately 0.07% of USCI’s average total net assets. By comparison, USCI’s figure for the three months ended March 31, 2012 represented approximately 0.07% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $46 for CPER. All of this amount was a result of rebalancing costs. By comparison, during the three months ended March 31, 2012, total commissions accrued to brokers amounted to $42 for CPER. All of this amount was a result of rebalancing costs. The increase in CPER’s total commissions accrued to brokers for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, was primarily due to a slight increase in the number of contracts traded during the rebalance periods during the three months ended March 31, 2013.As an annualized percentage of average total net assets, CPER’s figure for the three months ended March 31, 2013 represents approximately 0.00% of CPER’s average total net assets. By comparison, CPER’s figure for the three months ended March 31, 2012 represented approximately 0.01% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $571 for USAG. All of this amount was a result of rebalancing costs. As an annualized percentage of average daily total net assets, USAG’s figure for the three months ended March 31, 2013 represents approximately 0.10% of USAG’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $246 for USMI. All of this amount was a result of rebalancing costs. As an annualized percentage of average daily total net assets, USMI’s figure for the three months ended March 31, 2013 represents approximately 0.04% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $400,000 for the year ending December 31, 2013 for USCI, $60,000 for the year ending December 31, 2013 for CPER, $60,000 for the year ending December 31, 2013 for USAG and $60,000 for the year ending December 31, 2013 for USMI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2013, USCF waived $23,895, $29,863 and $29,804 for each of CPER, USAG and USMI, respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 1 of this quarterly report on Form 10-Q.

Interest Income. Each Trust Series seeks to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with each Trust Series’ Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2013, USCI earned $81,796 in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.06%. USCI purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2012, USCI earned $37,440 in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04%. USCI purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash equivalents and Treasuries, were higher during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a result, the amount of income earned by USCI as a percentage of average total net assets was higher during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

For the three months ended March 31, 2013, CPER earned $451 in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.07%. CPER purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2012, CPER earned $247 in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04%. CPER purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash equivalents and Treasuries, were higher during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a result, the amount of income earned by CPER as a percentage of average total net assets was higher during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

For the three months ended March 31, 2013, USAG earned $467 in interest income on such Treasuries, cash and/or cash equivalents. Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.08%. USAG purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period.

For the three months ended March 31, 2013, USMI earned $446 in interest income on such Treasuries, cash and/or cash equivalents. Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.07%. USMI purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period.

Portfolio Holdings for USCI

During the three months ended March 31, 2013, USCI’s portfolio held at all times Futures Contracts based on 14 different commodities (except during the four days of the end-of-the-month roll period when more than 14 commodities could be represented while the portfolio re-balances). Due to changes in the composition of the Commodity Index, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The Commodity Index” below). The table below lists the Benchmark Component Futures Contracts held during the three months ended March 31, 2013.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2013	2/1/2013	3/1/2013	Quarterly Spot Price Performance
Aluminum				(8.0)%
Crude Oil (Brent)	●	●	●	(1.0)%
Cocoa	●		●	(3.0)%
Coffee				(4.6)%
Copper				(6.9)%
Corn	●	●	●	(0.4)%
Cotton		●		17.7%
Feeder Cattle				(10.5)%
Gas Oil	●	●	●	(1.2)%
Gold				(4.8)%
Heating Oil	●	●	●	(4.3)%
Lead	●	●	●	(9.4)%
Lean Hogs				(6.0)%
Live Cattle	●	●	●	(0.8)%
Natural Gas		●	●	20.1%
Nickel				(2.4)%
Platinum	●	●	●	2.1%
Unleaded Gasoline	●	●		10.4%
Silver				(6.1)%
Soybeans	●	●	●	(1.0)%
Soybean Meal	●	●	●	(3.8)%
Soybean Oil				1.9%
Sugar			●	(9.5)%
Tin	●	●		(0.8)%
Wheat	●	●	●	(11.6)%
Crude Oil (WTI)				5.9%
Zinc	●		●	(8.9)%

* From 12/31/12 to 3/31/2013 Source: Bloomberg

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

USCI

For the 30-valuation days ended March 31, 2013, the simple average daily change in the Commodity Index was (0.141)%, while the simple average daily change in the per unit NAV of USCI over the same time period was (0.150)%. The average daily difference was (0.009)% (or (0.9) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was (12.318)%, meaning that over this time period USCI’s tracking error was outside the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per unit NAV versus the daily movement of the Commodity Index for the 30-valuation day period ended March 31, 2013. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts since inception.

Since the commencement of the offering of USCI’s units to the public on August 10, 2010 to March 31, 2013, the simple average daily change in the Commodity Index was 0.030%, while the simple average daily change in the per unit NAV of USCI over the same time period was 0.0243%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was (5.368)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

USCI Monthly Total Return vs Monthly Benchmark Futures Contracts
(Monthly since inception ending March 28, 2013)
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Aug-10
Oct-10
Dec-10
Feb-11
Apr-11
Jun-11
Aug-11
Oct-11
Dec-11
Feb-12
Apr-12
Jun-12
Aug-12
Oct-12
Dec-12
Feb-13
NAV Return
BM Return

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

For the three months ended March 31, 2013, the actual total return of USCI as measured by changes in its per unit NAV was (2.48)%. This is based on an initial per unit NAV of $58.45 as of December 31, 2012 and an ending per unit NAV as of March 31, 2013 of $57.00. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Commodity Index, USCI would have had an estimated per unit NAV of $57.24 as of March 31, 2013, for a total return over the relevant time period of (2.07)%. The difference between the actual per unit NAV total return of USCI of (2.48)% and the expected total return based on the Commodity Index of (2.07)% was an error over the time period of (0.41)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the three months ended March 31, 2013, USCI earned interest income of $81,796, which is equivalent to a weighted average income rate of approximately 0.06% for such period. In addition, during the three months ended March 31, 2013, USCI also collected $4,900 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the three months ended March 31, 2013, USCI incurred total expenses of $1,389,487. Income from interest and Authorized Purchaser collections net of expenses was $(1,302,791), which is equivalent to an annualized weighted average net income rate of approximately (1.03)% for the three months ended March 31, 2013.

By comparison, for the three months ended March 31, 2012, the actual total return of USCI as measured by changes in its per unit NAV was 4.84%. This is based on an initial per unit NAV of $58.47 as of December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $61.30. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Commodity Index, USCI would have had an estimated per unit NAV of $61.52 as of March 31, 2012, for a total return over the relevant time period of 5.22%. The difference between the actual per unit NAV total return of USCI of 4.84% and the expected total return based on the Commodity Index of 5.22% was an error over the time period of (0.38)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI paid, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the three months ended March 31, 2012, USCI earned interest income of $37,440, which is equivalent to a weighted average income rate of approximately 0.04% for such period. In addition, during the three months ended March 31, 2012, USCI also collected $3,150 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the three months ended March 31, 2012, USCI incurred net expenses of $1,107,823. Income from interest and Authorized Purchaser collections net of expenses was $(1,067,233), which is equivalent to an annualized weighted average net income rate of approximately (1.11)% for the three months ended March 31, 2012.

CPER

For the 30-valuation days ended March 31, 2013, the simple average daily change in the Copper Index was (0.312)%, while the simple average daily change in the per unit NAV of CPER over the same time period was (0.321)%. The average daily difference was (0.009)% (or (0.9) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was (6.288)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per unit NAV versus the daily movement of the Copper Index for the 30-valuation day period ended March 31, 2013. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the Benchmark Component Copper Futures Contracts since inception.

Since the commencement of the offering of CPER’s units to the public on November 15, 2011 to March 31, 2013, the simple average daily change in the Copper Index was (0.007)%, while the simple average daily change in the per unit NAV of CPER over the same time period was (0.0021)%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was (2.483)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2013, the actual total return of CPER as measured by changes in its per unit NAV was (6.84)%. This is based on an initial per unit NAV of $25.43 as of December 31, 2012 and an ending per unit NAV as of March 31, 2013 of $23.69. During this time period, CPER made no distributions to its unitholders. However, if CPER’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Copper Index, CPER would have had an estimated per unit NAV of $23.78 as of March 31, 2013, for a total return over the relevant time period of (6.49)%. The difference between the actual per unit NAV total return of CPER of (6.84)% and the expected total return based on the Copper Index of (6.49)% was an error over the time period of (0.35)%, which is to say that CPER’s actual total return underperformed the Copper Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Copper Index total return can be attributed to the net impact of the expenses that CPER pays, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the three months ended March 31, 2013, CPER earned interest income of $451, which is equivalent to a weighted average income rate of approximately 0.07% for such period. During the three months ended March 31, 2013, CPER did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of units. During the three months ended March 31, 2013, CPER incurred net expenses of $5,125. Income from interest and Authorized Purchaser collections net of expenses was $(4,674), which is equivalent to a weighted average net income rate of approximately (0.75)% for the three months ended March 31, 2013.

By comparison, for the three months ended March 31, 2012, the actual total return of CPER as measured by changes in its per unit NAV was 10.67%. This is based on an initial per unit NAV as of $24.47 as of December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $27.08. During this time period, CPER made no distributions to its unitholders. However, if CPER’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Copper Index, CPER would have had an estimated per unit NAV of $27.18 as of March 31, 2012, for a total return over the relevant time period of 11.07%. The difference between the actual per unit NAV total return of CPER of 10.67% and the expected total return based on the Copper Index of 11.07% was an error over the time period of (0.40)%, which is to say that CPER’s actual total return underperformed the Copper Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Copper Index total return can be attributed to the net impact of the expenses that CPER paid, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the three months ended March 31, 2012, CPER earned interest income of $247, which is equivalent to a weighted average income rate of approximately 0.04% for such period. During the three months ended March 31, 2012, CPER did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of units. During the three months ended March 31, 2012, CPER incurred net expenses of $7,460. Income from interest and Authorized Purchaser collections net of expenses was $(7,213), which is equivalent to a weighted average net income rate of approximately (1.08)% for the three months ended March 31, 2012.

USAG

For the 30-valuation days ended March 31, 2013, the simple average daily change in the Agriculture Index was (0.086)%, while the simple average daily change in the per unit NAV of USAG over the same time period was (0.087)%. The average daily difference was (0.019)% (or (1.9) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Agriculture Index, the average error in daily tracking by the per unit NAV was (62.018)%, meaning that over this time period USAG’s tracking error was outside the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per unit NAV versus the daily movement of the Agriculture Index for the 30-valuation day period ended March 31, 2013. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the Benchmark Component Agriculture Futures Contracts since inception.

Since the commencement of the offering of USAG’s units to the public on April 13, 2012 to March 31, 2013, the simple average daily change in the Agriculture Index was (0.008)%, while the simple average daily change in the per unit NAV of USAG over the same time period was (0.0131)%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Agriculture Index, the average error in daily tracking by the per unit NAV was 11.875%, meaning that over this time period USAG’s tracking error was outside the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2013, the actual total return of USAG as measured by changes in its per unit NAV was (6.06)%.This is based on an initial per unit NAV of $25.56 as of December 31, 2012 and an ending per unit NAV as of March 31, 2013 of $24.01. During this time period, USAG made no distributions to its unitholders. However, if USAG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Agriculture Index, USAG would have had an estimated per unit NAV of $24.06 as of March 31, 2013, for a total return over the relevant time period of (5.87)%. The difference between the actual per unit NAV total return of USAG of (6.06)% and the expected total return based on the Agriculture Index of (5.87)% was an error over the time period of (0.19)%, which is to say that USAG’s actual total return underperformed the Agriculture Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Agriculture Index total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the three months ended March 31, 2013, USAG earned interest income of $467, which is equivalent to a weighted average income rate of approximately 0.08% for such three months. During the three months ended March 31, 2013, USAG did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of units. During the three months ended March 31, 2013, USAG incurred net expenses of $6,474. Income from interest and Authorized Purchaser collections net of expenses was $(6,007), which is equivalent to a weighted average net income rate of approximately (0.98)% for the three months ended March 31, 2013.

USMI

For the 30-valuation days ended March 31, 2013, the simple average daily change in the Metals Index was (0.282)%, while the simple average daily change in the per unit NAV of USMI over the same time period was (0.283)%. The average daily difference was (0.138)% (or (13.8) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Metals Index, the average error in daily tracking by the per unit NAV was (4.905)%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USMI’s per unit NAV versus the daily movement of the Metals Index for the 30-valuation day period ended March 31, 2013. The second chart below shows the monthly total returns of USMI as compared to the monthly value of the Benchmark Component Metals Futures Contracts since inception.

Since the commencement of the offering of USMI’s units to the public on June 19, 2012 to March 31, 2013, the simple average daily change in the Metals Index was 0.011%, while the simple average daily change in the per unit NAV of USMI over the same time period was 0.0088%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Metals Index, the average error in daily tracking by the per unit NAV was (1.994)%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2013, the actual total return of USMI as measured by changes in its per unit NAV was (4.91)%. This is based on an initial per unit NAV of $26.47 as of December 31, 2012 and an ending per unit NAV as of March 31, 2013 of $25.17. During this time period, USMI made no distributions to its unitholders. However, if USMI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Metals Index, USMI would have had an estimated per unit NAV of $25.17 as of March 31, 2013, for a total return over the relevant time period of (4.91)%. The difference between the actual per unit NAV total return of USMI of (4.91)% and the expected total return based on the Metals Index of (4.91)% was an error over the time period of 0.00%, which is to say that USMI’s actual total return performed nearly the same as the Metals Index over the time period. During the three months ended March 31, 2013, USMI earned interest income of $446, which is equivalent to a weighted average income rate of approximately 0.07% for such period. In addition, during the three months ended March 31, 2013, USMI did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USMI’s actual total return. However, if the total assets of USMI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the three months ended March 31, 2013, USMI incurred net expenses of $5,872. Income from interest and Authorized Purchaser collections net of expenses was $(5,426), which is equivalent to a weighted average net income rate of approximately (0.83)% for the period ended March 31, 2013.

Factors That Can Impact Ability to Track the Applicable Index

There are currently three factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per unit NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its unitholders and none of the Trust Series made any distributions to unitholders during the three months ended March 31, 2013. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. During the three months ended March 31, 2013, USCI earned, on an annualized basis, approximately 0.06% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.95% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.08% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.04)% and affected USCI’s ability to track its benchmark. During the three months ended March 31, 2013, CPER earned, on an annualized basis, approximately 0.07% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of approximately 0.65%* for management fees, approximately 0.00% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.17% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.75)% and affected CPER’s ability to track its benchmark. During the three months ended March 31, 2013, USAG earned, on an annualized basis, approximately 0.08% on its cash and cash equivalents holdings. It also incurred cash expenses on an annualized basis of approximately 0.80%* for management fees, approximately 0.10% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.16% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.98)% and affected USAG’s ability to track its benchmark. During the three months ended March 31, 2013, USMI earned, on an annualized basis, approximately 0.07% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of approximately 0.70%* for management fees, approximately 0.04% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.16% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.83)% and affected USMI’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

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

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per unit NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2013, none of the Trust Series held any Other Related Investments, but did, at times and for short holding periods, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton

Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton

Coffee	Coffee “C”	ICE-US	37,500 lbs	U.S. cents/pound

Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound

Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel

Cotton	Cotton	ICE-US	50,000 lbs	U.S. cents/pound

Crude Oil (WTI)	Light, Sweet Crude Oil	NYMEX	1,000 barrels	USD/barrel

Crude Oil (Brent)	Crude Oil	ICE-UK	1,000 barrels	USD/barrel

Gas Oil	Gas Oil	ICE-UK	100 metric tons	USD/metric ton

Gold	Gold	COMEX	100 troy oz.	USD/troy oz.

Diesel-Heating Oil	Diesel-Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon

Lead	Lead	LME	25 metric tons	USD/metric ton

Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound

Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound

Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound

Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mm btu	USD/mm btu

Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton

Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.

Silver	Silver	COMEX	5,000 troy oz.	U.S. cents/troy oz.

Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel

Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton

Soybean Oil	Soybean Oil	CBOT	60,000 lbs.	U.S. cents/pound

Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound

Tin	Tin	LME	5 metric tons	USD/metric ton

Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending	NYMEX	42,000 gallons	U.S. cents/gallon

Wheat	Wheat	CBOT	5,000 bushels	U.S. cents/bushel
Zinc	Zinc	LME	25 metric tons	U.S./metric ton

TABLE 2

Commodity Symbol	Commodity Name	Sector	Allowed Contracts	Max. Tenor
CO	Brent Crude	Energy	All 12 Calendar Months	12

CL	Crude Oil	Energy	All 12 Calendar Months	12

QS	Gas Oil	Energy	All 12 Calendar Months	12

HO	Diesel-Heating Oil	Energy	All 12 Calendar Months	12

NG	Natural Gas	Energy	All 12 Calendar Months	12

XB	RBOB	Energy	All 12 Calendar Months	12

FC	Feeder Cattle	Livestock	Jan, Mar, Apr, May, Aug, Sep, Oct, Nov	5

LH	Lean Hogs	Livestock	Feb, Apr, Jun, Jul, Aug, Oct, Dec	5

LC	Live Cattle	Livestock	Feb, Apr, Jun, Aug, Oct, Dec	5

BO	Soybean Oil	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7

C	Corn	Grains	Mar, May, Jul, Sep, Dec	12

S	Soybeans	Grains	Jan, Mar, May, Jul, Aug, Sep, Nov	12

SM	Soymeal	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7

W	Wheat (Soft Red Winter)	Grains	Mar, May, Jul, Sep, Dec	7

LA	Aluminum	Industrial Metals	All 12 Calendar months	12

HG	Copper	Industrial Metals	All 12 Calendar Months	12

LL	Lead	Industrial Metals	All 12 Calendar Months	7

LN	Nickel	Industrial Metals	All 12 Calendar Months	7

LT	Tin	Industrial Metals	All 12 Calendar Months	7

LX	Zinc	Industrial Metals	All 12 Calendar Months	7

GC	Gold	Precious Metals	Feb, Apr, Jun, Aug, Oct, Dec	12

PL	Platinum	Precious Metals	Jan, Apr, Jul, Oct	5

SI	Silver	Precious Metals	Mar, May, Jul, Sep, Dec	5

CC	Cocoa	Softs	Mar, May, Jul, Sep, Dec	7

KC	Coffee	Softs	Mar, May, Jul, Sep, Dec	7

CT	Cotton	Softs	Mar, May, Jul, Dec	7

SB	Sugar	Softs	Mar, May, Jul, Oct	7

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

The following graph shows the sector weights of the commodities selected for inclusion in the Commodity Index as of March 31, 2013.

USCI Sector Weights

as of March 31, 2013

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

Hypothetical Performance of the Commodity Index

The table and chart below show the hypothetical performance of the Commodity Index from December 31, 1997 through March 31, 2013.

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

Since the Commodity Index was launched on December 18, 2009, there is only actual performance history of the Commodity Index from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the Commodity Index and the weighting of the components of the Commodity Index are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the Commodity Index would have performed from December 31, 2002 through March 31, 2013 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Commodity Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from December 31, 2002 through March 31, 2013

Year	Ending Level*	Annual Return
2002	380.07	25.25%
2003	479.25	26.09%
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013 (YTD)	1,690.63	(2.08)%

* The “base level” for the Commodity Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Commodity Index on the last trading day of each year and is used to illustrate the cumulative performance of the Commodity Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM Year-Over-Year

Hypothetical Total Returns (1998-3/31/2013)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2013.

	Hypothetical and Historical Results for the period from December 31,
	1997 through March 31, 2013*
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	79.00%	61.00%	381.00%	651.00%
Average Annual return (total)	5.59%	7.08%	12.15%	15.06%
Annualized volatility	17.29%	23.86%	19.62%	16.01%
Annualized Sharpe ratio	0.18	0.19	0.48	0.77

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the Commodity Index from December 31, 1997 through March 31, 2013 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Dow Jones-UBS Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, diesel-heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the Commodity Index’s calculation methodology with historical prices for the futures contracts comprising the Commodity Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2013; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes between March 31, 2003 and March 31, 2013.

10 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/03-3/31/13)

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

(3/31/07-3/31/13)

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
Closest-to-
Expiration
Eligible
Futures
Contract	February	March	April	May	June	July	August	September	October	November	December	January
Next Four	April	May	June	July	August	September	October	November	December	January	February	March
Eligible	May	June	July	August	September	October	November	December	January	February	March	April
Futures	June	July	August	September	October	November	December	January	February	March	April	May
Contracts	July	August	September	October	November	December	January	February	March	April	May	June

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the Copper Index as of March 31, 2013.

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

Hypothetical Performance of the Copper Index

The table and chart below show the hypothetical performance of the Copper Index from December 31, 1997 through March 31, 2013.

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

Since the Copper Index was launched on November 4, 2010, there is no actual performance history of the Copper Index to present. However, the components of the Copper Index and the weighting of the components of the Copper Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the Copper Index would have performed from December 31, 2002 through March 31, 2013 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Copper Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the Copper Index for the period from December 31, 2002 through March 31, 2013

Year	Ending Level*	Annual Return
2002	145.444	4.10%
2003	209.444	44.00%
2004	310.819	48.40%
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,123.15	(3.55)%
2013 (YTD)	1,143.77	(6.49)%

* The “base level” for the Copper Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Copper Index on the last trading day of each year and is used to illustrate the cumulative performance of the Copper Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Copper Index Year-Over-Year

Hypothetical Total Returns (1998-3/31/13)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the Copper Index in comparison with the actual total return of a major index from December 31, 1997 through March 31, 2013.

	Hypothetical and Historical Results for the period from December 31, 1997 through March 31, 2013
	DJ-UBS Copper TR	SCI TR
Total return	395%	630%
Average annual return (total)	16.38%	19.74%
Annualized volatility	28.51%	27.81%
Annualized Sharpe ratio	0.48	0.61

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the Copper Index from December 31, 1997 through March 31, 2013 in comparison with a traditional commodity index and spot copper prices: the Dow Jones-UBS Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Dow Jones-UBS Copper Subindex Total ReturnSM includes the contract in the Dow Jones-UBS Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the Copper Index’s calculation methodology with historical prices for the futures contracts comprising the Copper Index. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the Copper Index. As a result, there are inherent limitations in comparing such performance against the Copper Index. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Dow Jones-UBS Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2013; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the Copper Index in comparison with the actual total return of a major index and spot copper prices (less storage cost) between March 31, 2003 and March 31, 2013.

10 Year Comparison of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (3/31/03-3/31/13)

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Copper Index in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison Of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (3/31/08-3/31/13)

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the Agriculture Index as of March 31, 2013.

Agriculture Index Commodity Weights

as of March 31, 2013

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

The table and chart below show the hypothetical performance of the Agriculture Index from December 31, 2002 through March 31, 2013.

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

Since the Agriculture Index was launched on September 23, 2010, there is no actual performance history of the Agriculture Index to present. However, the components of the Agriculture Index and the weighting of the components of the Agriculture Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the Agriculture Index would have performed from December 31, 2002 through March 31, 2013 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Agriculture Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2002 through March 31, 2013

Year	Ending Level*	Annual Return
2002	179.705	19.48%
2003	201.497	12.13%
2004	213.353	5.88%
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.61	3.21%
2013 (YTD)	339.42	(5.88)%

*	The “base level” for the Agriculture Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1998-3/31/13)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the Agriculture Index in comparison with the actual total return of three major indexes from December 31, 1997 through March 31, 2013.

	Hypothetical and Historical Results for the period from December 31,
	1997 through March 31, 2013
	DJ-UBS Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	(11.00)%	(44.00)%	20.00%	58.00%
Average annual return (total)	0.14%	(2.43)%	1.42%	2.81%
Annualized volatility	20.79%	21.53%	19.86%	15.78%
Annualized Sharpe ratio	(0.10)	(0.22)	(0.05)	0.03

The table above shows the performance of the Agriculture Index from December 31, 1997 through March 31, 2013 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Dow Jones-UBS Agriculture Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Dow Jones-UBS Agriculture Total Return Sub-IndexSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI Total Return Index is derived by using the Agriculture Index’s calculation methodology with historical prices for the futures contracts comprising the Agriculture Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the Agriculture Index. As a result, there are inherent limitations in comparing the performance of such indices against the Agriculture Index. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through March 31, 2013; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the Agriculture Index in comparison with the actual total return of three major indexes between March 30, 2003 and March 31, 2013.

10 Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(3/31/03-3/31/13)

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

(3/31/08-3/31/2013)

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

The following graph shows the metal weights of the metals selected for inclusion in the Metals Index as of March 31, 2013.

SDMI Commodity Weights

as of March 31, 2013

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

The table and chart below show the hypothetical performance of the Metals Index from December 31, 2002 through March 31, 2013.

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

Since the Metals Index was launched on September 23, 2010, there is no actual performance history of the Metals Index to present. However, the components of the Metals Index and the weighting of the components of the Metals Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the Metals Index would have performed from December 31, 2002 through March 31, 2013 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Metals Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2002 through March 31, 2013

Year	Ending Level*	Annual Return
2002	150.366	7.23%
2003	212.818	41.53%
2004	262.652	23.42%
2005	347.386	32.26%
2006	589.403	69.67%
2007	669.439	13.58%
2008	425.151	(36.49)%
2009	735.929	73.10%
2010	975.580	32.56%
2011	823.695	(15.57)%
2012	865.68	5.10%
2013 (YTD)	823.28	(4.90)%

*	The “base level” for the Metals Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

Summerhaven Dynamic Metals Index Year-Over-Year

Hypothetical Total Returns (1998-3/31/2013 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the Metals Index in comparison with the actual total return of three major indexes between December 31, 1997 and March 31, 2013.

	Hypothetical and Historical Results for the period from December 31, 1997 through March 31, 2013
	DJ-UBS Industrial Metals TR	RICI Metals TR	DB LCI OY Industrial Metals TR	SDMI TR
Total return	156%	373%	218%	553%
Average annual return (total)	9.82%	12.33%	11.67%	15.14%
Annualized volatility	23.19%	18.70%	21.96%	19.63%
Annualized Sharpe ratio	0.40	0.60	0.50	0.71

The table above shows the performance of the Metals Index from December 31, 1997 through March 31, 2013 in comparison with three traditional metals indices: the Rogers International Commodity Index® — Metals Total Return, Dow Jones-UBS Industrial Metals Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM. The Rogers International Commodity Index® — Metals Total Return is an index of ten metals commodity futures contracts, representing commodities consumed in the global economy and is a sub-index of the Rogers International Commodity Index. The Dow Jones-UBS Industrial Metals Total Return Sub-IndexSM is currently composed of four futures contracts on industrial metals, three of which (aluminum, nickel and zinc) are traded on the London Metal Exchange and the other of which (copper) is traded on the COMEX division of the New York Mercantile Exchange. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM is designed to reflect the performance of certain futures contracts on aluminum, copper and zinc. The data for the SDMI Total Return Index is derived by using the Metals Index’s calculation methodology with historical prices for the futures contracts comprising the Metals Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the Metals Index. As a result, there are inherent limitations in comparing the performance of such indices against the Metals Index. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USMI is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2013; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the Metals Index in comparison with the actual total return of three major indexes between March 31, 2003 and March 31, 2013.

10 Year Comparison of Index Returns of the DJ-UBS IM TR,

RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI TR

(3/31/03-3/31/13)

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

(3/31/08-3/31/13)

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at its custodian bank and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2013, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2013, each Trust Series used other assets to pay expenses, which could cause a drop in its NAV over time. To the extent expenses exceed income, each Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2013, none of the Trust Series was forced to purchase or liquidate any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Newedge USA, LLC, each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the three months ended March 31, 2013, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the three months ended March 31, 2013, CPER did not make investments on any foreign exchanges. During the three months ended March 31, 2013, the only foreign exchange on which USAG made investments was the ICE Futures. Those Futures Contracts are denominated in U.S. dollars. During the three months ended March 31, 2013, the only foreign exchange on which USMI made investments was the LME. Those Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2013, each of USCI, CPER, USAG and USMI held cash deposits and investments in Treasuries in the amount of $528,220,328, $2,565,844, $2,510,572 and $2,578,489, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2013, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of March 31, 2013 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem units, which redemptions must be in blocks of 50,000 units effective as of May 1, 2012 called “Redemption Baskets.” (Prior to May 1, 2012, the size of the Redemption Basket was 100,000 units). Each Trust Series has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed. From July 1, 2011 through May 1, 2013, Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Purchasers paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through May 1, 2014, Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Effective as of May 29, 2012 (and expected to continue at least through May 1, 2014), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and expected to continue at least through May 1, 2014), USCF voluntarily waived the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, the date USMI became listed on the NYSE Arca. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the three months ended March 31, 2013, FCM fees were approximately 0.07% of average daily total net assets for USCI, approximately 0.00% of average daily total net assets for CPER, approximately 0.10% of average daily total net assets for USAG and approximately 0.04% of average daily total net assets for USMI. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2013, USCI’s portfolio consisted of 11,522 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 28 Futures Contracts traded on the COMEX, USAG’s portfolio consisted of 73 Futures Contracts traded on the Futures Exchanges and USMI’s portfolio consisted of 61 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s, USAG’s and USMI’s current holdings, please see USCI’s website at www.unitedstatescommodityindexfund.com, CPER’s website at www.unitedstatescopperindexfund.com, USAG’s website at www.unitedstatesagricultureindexfund.com and USMI’s website at www.unitedstatesmetalsindexfund.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER, USAG and USMI during the three months ended March 31, 2013.

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

During the three months ended March 31, 2013, none of the Trust Series employed any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, none of the Trust Series’ was exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 13, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month the Trust and each Trust Series publish account statements for the Trust Series’ unitholders, which include Statements of Income (Loss) and Statements of Changes in Net Asset Value. The account statements are furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each Trust Series’ website at www.unitedstatescommodityindexfund.com, www.unitedstatescopperindexfund.com, www.unitedstatesagricultureindexfund.com and www.unitedstatesmetalsindexfund.com.

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

Date: May 10, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date May 10, 2013

