Form 10-Q
period 2013-09-30
United States Commodity Index Funds Trust
filed 2013-11-12
CIK 1479247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust
(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at September 30, 2013 (Unaudited) and December 31, 2012	2

Condensed Schedules of Investments (Unaudited) at September 30, 2013	7

Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2013 and 2012	12

Condensed Statements of Changes in Capital (Unaudited) for the nine months ended September 30, 2013 and Condensed Statements of Changes in Units Outstanding (Unaudited) for the nine months ended September 30, 2013	17

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012	22

Notes to Condensed Financial Statements for the period ended September 30, 2013 (Unaudited)	27

United States Commodity Index Funds Trust
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

United States Commodity Index Fund

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$476,266,020	$430,800,077
Equity in Newedge trading accounts:
Cash and cash equivalents	71,147,145	60,319,627
Unrealized loss on open commodity futures contracts	792,122	(5,220,900)
Receivable for units sold	–	2,922,886
Interest receivable	1,261	474
Other assets	18,931	4,657

Total assets	$548,225,479	$488,826,821

Liabilities and Capital
Management fees payable (Note 4)	$422,371	$394,233
Professional fees payable	235,247	312,296
Brokerage commissions payable	22,815	22,815
Other liabilities	15,745	11,750

Total liabilities	696,178	741,094

Commitments and Contingencies (Notes 4, 5 and 6)

Capital

Sponsor	–	–
Unitholders	547,529,301	488,085,727
Total Capital	547,529,301	488,085,727

Total liabilities and capital	$548,225,479	$488,826,821

Units outstanding	9,750,000	8,350,000
Net asset value per unit	$56.16	$58.45
Market value per unit	$55.97	$58.63

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

United States Copper Index Fund

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,022,145	$2,109,061
Equity in Newedge trading accounts:
Cash and cash equivalents	218,185	432,529
Unrealized gain (loss) on open commodity futures contracts	25,075	6,575
Receivable from Sponsor (Note 4)	67,171	96,364
Interest receivable	25	18
Other assets	91	29

Total assets	$2,332,692	$2,644,576

Liabilities and Capital
Management fees payable (Note 4)	$1,189	$1,393
Professional fees payable	69,772	100,193
Other liabilities	49	44

Total liabilities	71,010	101,630

Commitments and Contingencies (Notes 4, 5 and 6)

Capital

Sponsor	–	–
Unitholders	2,261,682	2,542,946
Total Capital	2,261,682	2,542,946

Total liabilities and capital	$2,332,692	$2,644,576

Units outstanding	100,000	100,000
Net asset value per unit	$22.62	$25.43
Market value per unit	$22.44	$25.01

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

United States Agriculture Index Fund

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,021,071	$2,000,438
Equity in Newedge trading accounts:
Cash and cash equivalents	386,533	679,407
Unrealized loss on open commodity futures contracts	(35,928)	(119,155)
Receivable from Sponsor (Note 4)	77,136	76,851
Interest receivable	46	32
Other assets	89	–

Total assets	$2,448,947	$2,637,573

Liabilities and Capital
Management fees payable (Note 4)	$1,562	$1,772
Professional fees payable	79,830	80,030
Other liabilities	85	79

Total liabilities	81,477	81,881

Commitments and Contingencies (Notes 4, 5 and 6)

Capital

Sponsor	–	–
Unitholders	2,367,470	2,555,692
Total Capital	2,367,470	2,555,692

Total liabilities and capital	$2,448,947	$2,637,573

Units outstanding	100,000	100,000
Net asset value per unit	$23.67	$25.56
Market value per unit	$23.33	$25.59

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

United States Metals Index Fund

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,881,883	$2,136,984
Equity in Newedge trading accounts:
Cash and cash equivalents	425,268	468,065
Unrealized gain (loss) on open commodity futures contracts	(27,195)	46,058
Receivable from Sponsor (Note 4)	77,178	59,316
Interest receivable	11	7
Other assets	93	–

Total assets	$2,357,238	$2,710,430

Liabilities and Capital
Management fees payable (Note 4)	$1,416	$1,581
Professional fees payable	80,112	61,605
Other liabilities	92	67

Total liabilities	81,620	63,253

Commitments and Contingencies (Notes 4, 5 and 6)

Capital

Sponsor	–	–
Unitholders	2,275,618	2,647,177
Total Capital	2,275,618	2,647,177

Total liabilities and capital	$2,357,238	$2,710,430

Units outstanding	100,000	100,000
Net asset value per unit	$22.76	$26.47
Market value per unit	$22.05	$31.07

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

United States Commodity Index Funds Trust

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$482,191,119	$437,046,560
Equity in Newedge trading accounts:
Cash and cash equivalents	72,177,131	61,899,628
Unrealized gain (loss) on open commodity futures contracts	754,074	(5,287,422)
Receivable for units sold	–	2,922,886
Receivable from Sponsor (Note 4)	221,485	232,531
Interest receivable	1,343	531
Other assets	19,204	4,686

Total assets	$555,364,356	$496,819,400

Liabilities and Capital
Management fees payable (Note 4)	$426,538	$398,979
Professional fees payable	464,961	554,124
Brokerage commissions payable	22,815	22,815
Other liabilities	15,971	11,940

Total liabilities	930,285	987,858

Commitments and Contingencies (Notes 4, 5, and 6)

Capital
Sponsor	–	–
Unitholders	554,434,071	495,831,542
Total Capital	554,434,071	495,831,542

Total liabilities and capital	$555,364,356	$496,819,400

Units outstanding	10,050,000	8,650,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At September 30, 2013

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Zinc Futures LX October 2013 contracts, expiring October 2013	748	$(3,887,544)	(0.71)
LME Tin Futures LT November 2013 contracts, expiring November 2013	354	728,603	0.13
ICE-US Cotton #2 Futures CT December 2013 contracts, expiring December 2013	922	1,867,330	0.34
LME Tin Futures LT March 2014 contracts, expiring March 2014	387	6,359,425	1.16
LME Lead Futures LL April 2014 contracts, expiring April 2014	711	(1,437,788)	(0.26)
LME Zinc Futures LX April 2014 contracts, expiring April 2014	790	(627,394)	(0.11)
ICE-US Cocoa Futures CC May 2014 contracts, expiring May 2014	1,515	456,800	0.08
ICE Brent Crude Oil Futures CO June 2014 contracts, expiring May 2014	379	1,483,010	0.27
	5,806	4,942,442	0.90
United States Contracts
CME Feeder Cattle Futures FC November 2013 contracts, expiring November 2013	476	1,362,650	0.25
CBOT Soybean Meal Futures SM December 2013 contracts, expiring December 2013	936	3,158,150	0.58
CME Lean Hogs Futures LH December 2013 contracts, expiring December 2013	1,102	(501,330)	(0.09)
COMEX Copper Futures HG December 2013 contracts, expiring December 2013	477	180,388	0.03
NYMEX RBOB Gasoline Futures RB December 2013 contracts, expiring November 2013	353	(395,359)	(0.07)
NYMEX Platinum Futures PL January 2014 contracts, expiring January 2014	545	(3,090,710)	(0.57)
CME Live Cattle Futures LC February 2014 contracts, expiring February 2014	734	99,260	0.02
NYMEX Natural Gas Futures NG April 2014 contracts, expiring March 2014	1,043	(751,650)	(0.14)
NYMEX WTI Crude Oil Futures CL April 2014 contracts, expiring March 2014	398	2,393,470	0.44
NYMEX Heating Oil Futures HO June 2014 contracts, expiring May 2014	321	12,852	0.00
	6,385	2,467,721	0.45
Open Futures Contracts - Short*
Foreign Contracts
LME Zinc Futures LX October 2013 contracts, expiring October 2013	748	559,456	0.10
LME Tin Futures LT November 2013 contracts, expiring November 2013	354	(6,293,027)	(1.15)
LME Tin Futures LT March 2014 contracts, expiring March 2014	50	(205,241)	(0.04)
LME Lead Futures LL April 2014 contracts, expiring April 2014	711	(376,762)	(0.07)
LME Zinc Futures LX April 2014 contracts, expiring April 2014	790	(302,467)	(0.05)
	2,653	(6,618,041)	(1.21)
Total Open Futures Contracts**	14,844	$792,122	0.14

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At September 30, 2013

United States Commodity Index Fund (Continued)

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 10/10/2013	$20,000,000	$19,999,794	3.65
0.05%, 10/10/2013	20,000,000	19,999,794	3.65
0.02%, 10/17/2013	40,000,000	39,999,556	7.31
0.04%, 10/17/2013	20,000,000	19,999,778	3.65
0.01%, 10/24/2013	20,000,000	19,999,808	3.65
0.04%, 11/07/2013	20,000,000	19,999,239	3.65
0.02%, 11/21/2013	20,000,000	19,999,386	3.65
0.03%, 11/21/2013	10,000,000	9,999,693	1.83
0.05%, 12/26/2013	30,000,000	29,996,113	5.48
0.05%, 1/09/2014	55,000,000	54,991,479	10.05
0.06%, 1/09/2014	20,000,000	19,996,902	3.65
0.04%, 1/30/2014	20,000,000	19,997,017	3.65
0.04%, 3/06/2014	20,200,000	20,196,499	3.69
0.05%, 3/27/2014	30,000,000	29,993,362	5.48
Total Cash Equivalents		$345,168,420	63.04

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Commodity Index).
** Collateral amounted to $70,396,727 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At September 30, 2013

United States Copper Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG November 2013 contracts, expiring November 2013	7	$(10,163)	(0.45)
COMEX Copper Futures HG December 2013 contracts, expiring December 2013	7	(9,825)	(0.43)
COMEX Copper Futures HG March 2014 contracts, expiring March 2014	13	45,063	1.99
Total Open Futures Contracts*	27	$25,075	1.11

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 10/10/2013	$250,000	$249,998	11.05
0.02%, 10/17/2013	300,000	299,997	13.27
0.03%, 12/26/2013	100,000	99,991	4.42
0.05%, 12/26/2013	50,000	49,996	2.21
0.06%, 1/09/2014	100,000	99,983	4.42
0.05%, 3/06/2014	400,000	399,922	17.68
0.05%, 3/27/2014	100,000	99,978	4.42
Total Cash Equivalents		$1,299,865	57.47

* Collateral amounted to $216,693 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investment (Unaudited)
At September 30, 2013

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Cocoa Futures CC December 2013 contracts, expiring December 2013	8	$18,400	0.78
ICE-US Coffee-C Futures KC December 2013 contracts, expiring December 2013	4	(14,212)	(0.60)
ICE-US Cotton #2 Futures CT December 2013 contracts, expiring December 2013	4	8,325	0.35
ICE-US Canola Futures RS March 2014 contracts, expiring March 2014	3	(113)	(0.01)
ICE-US Sugar #11 Futures SB May 2014 contracts, expiring April 2014	10	14,146	0.60
	29	26,546	1.12
United States Contracts
CBOT Corn Futures C December 2013 contracts, expiring December 2013	11	(58,100)	(2.45)
CBOT Soybean Meal Futures SM December 2013 contracts, expiring December 2013	4	(10,530)	(0.44)
CME Lean Hogs Futures LH December 2013 contracts, expiring December 2013	6	(3,340)	(0.14)
CME Live Cattle Futures LC December 2013 contracts, expiring December 2013	6	6,900	0.29
KCBOT Hard Red Winter Wheat Futures KW December 2013 contracts, expiring December 2013	1	1,450	0.06
CME Feeder Cattle Futures FC January 2014 contracts, expiring January 2014	2	6,162	0.26
CBOT Soybean Oil Futures BO March 2014 contracts, expiring March 2014	1	(2,016)	(0.09)
CBOT Wheat Futures W March 2014 contracts, expiring March 2014	4	1,850	0.08
CBOT Soybean Futures S November 2014 contracts, expiring November 2014	5	(4,850)	(0.21)
	40	(62,474)	(2.64)
Total Open Futures Contracts*	69	$(35,928)	(1.52)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 10/10/2013	$100,000	$99,999	4.22
0.02%, 10/17/2013	400,000	399,996	16.89
0.03%, 11/21/2013	150,000	149,993	6.33
0.05%, 12/26/2013	200,000	199,978	8.45
0.05%, 3/06/2014	200,000	199,961	8.45
0.05%, 3/27/2014	200,000	199,956	8.45
Total Cash Equivalents		$1,249,883	52.79

* Collateral amounted to $383,552 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At September 30, 2013

United States Metals Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Aluminum Futures LA January 2014 contracts, expiring January 2014	13	$(35,588)	(1.56)
LME Zinc Futures LX January 2014 contracts, expiring January 2014	6	1,163	0.05
LME Nickel Futures LN March 2014 contracts, expiring March 2014	4	1,629	0.07
LME Tin Futures LT March 2014 contracts, expiring March 2014	2	26,695	1.17
LME Lead Futures LL April 2014 contracts, expiring April 2014	4	(8,481)	(0.37)
	29	(14,582)	(0.64)
United States Contracts
COMEX Copper Futures HG December 2013 contracts, expiring December 2013	6	(8,363)	(0.37)
COMEX Gold Futures GC December 2013 contracts, expiring December 2013	3	(24,860)	(1.09)
COMEX Silver Futures SI December 2013 contracts, expiring December 2013	4	19,540	0.86
NYMEX Palladium Futures PA December 2013 contracts, expiring December 2013	2	(770)	(0.04)
	15	(14,453)	(0.64)
Open Futures Contracts - Short*
Foreign Contracts
LME Aluminum Futures LA January 2014 contracts, expiring January 2014	7	4,491	0.20
LME Zinc Futures LX January 2014 contracts, expiring January 2014	2	272	0.01
LME Nickel Futures LN March 2014 contracts, expiring March 2014	2	(2,294)	(0.10)
LME Tin Futures LN March 2014 contracts, expiring March 2014	1	19	0.00
LME Lead Futures LL April 2014 contracts, expiring April 2014	3	(648)	(0.03)
	15	1,840	0.08
Total Open Futures Contracts**	59	$(27,195)	(1.20)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 10/03/2013	$200,000	$199,999	8.79
0.02%, 10/17/2013	200,000	199,999	8.79
0.03%, 11/21/2013	100,000	99,995	4.40
0.05%, 12/26/2013	150,000	149,981	6.59
0.05%, 1/09/2014	600,000	599,908	26.36
0.06%, 1/09/2014	100,000	99,985	4.39
0.05%, 3/27/2014	200,000	199,956	8.79
Total Cash Equivalents		$1,549,823	68.11

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the Metals Index).
** Collateral amounted to $422,267 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

United States Commodity Index Fund

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(2,442,019)	$20,615,262	$(23,085,330)	$(12,231,495)
Change in unrealized gain (loss) on open positions	28,036,614	6,757,910	6,013,022	31,016,267
Realized gain (loss) on foreign currency transactions	(45)	–	324	–
Change in unrealized gain on foreign currency translations	(11)	(170)	207	(130)
Interest income	54,656	82,589	206,472	177,504
Other income	3,150	4,200	10,500	8,750

Total income (loss)	25,652,345	27,459,791	(16,854,805)	18,970,896

Expenses
Management fees (Note 4)	1,242,536	1,042,577	3,624,369	2,914,069
Professional fees	106,094	173,144	364,809	408,917
Brokerage commissions	81,812	88,340	284,139	224,208
Other expenses	27,944	17,911	76,913	51,053

Total expenses	1,458,386	1,321,972	4,350,230	3,598,247

Expense waiver (Note 4)	–	–	–	–

Net expenses	1,458,386	1,321,972	4,350,230	3,598,247

Net income (loss)	$24,193,959	$26,137,819	$(21,205,035)	$15,372,649
Net income (loss) per unit	$2.65	$3.84	$(2.29)	$2.88
Net income (loss) per weighted average unit	$2.60	$3.65	$(2.35)	$2.27
Weighted average units outstanding	9,308,696	7,161,957	9,040,476	6,781,022

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

United States Copper Index Fund

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(60,425)	$19,112	$(285,950)	$(63,313)
Change in unrealized gain on open positions	233,325	171,925	18,500	278,838
Interest income	214	426	990	1,093
Other income	–	1,350	–	1,350

Total income (loss)	173,114	192,813	(266,460)	217,968

Expenses
Management fees (Note 4)	3,609	4,096	11,294	15,712
Professional fees	20,014	24,257	69,772	67,441
Brokerage commissions	149	278	549	597
Other expenses	125	111	360	309

Total expenses	23,897	28,742	81,975	84,059

Expense waiver (Note 4)	(19,181)	(23,656)	(67,171)	(64,905)

Net expenses	4,716	5,086	14,804	19,154

Net income (loss)	$168,398	$187,727	$(281,264)	$198,814
Net income (loss) per unit	$1.69	$1.72	$(2.81)	$1.83
Net income (loss) per weighted average unit	$1.68	$1.85	$(2.81)	$1.98
Weighted average units outstanding	100,000	101,630	100,000	100,549

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

United States Agriculture Index Fund*

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$12,807	$482,644	$(253,247)	$368,209
Change in unrealized gain (loss) on open positions	29,817	(227,945)	83,227	18,483
Realized gain (loss) on foreign currency transactions	61	239	(165)	209
Realized gain (loss) on short term investments	2	(2)	2	(2)
Change in unrealized gain (loss) on foreign currency translations	–	264	(116)	237
Interest income	217	547	1,036	1,014
Other income	–	2,350	–	2,700

Total income (loss)	42,904	258,097	(169,263)	390,850

Expenses
Management fees (Note 4)	4,730	6,151	14,402	12,155
Professional fees	17,928	26,841	79,830	48,566
Brokerage commissions	510	1,098	1,524	2,074
Other expenses	128	80	338	156

Total expenses	23,296	34,170	96,094	62,951

Expense waiver (Note 4)	(17,041)	(26,019)	(77,135)	(46,719)

Net expenses	6,255	8,151	18,959	16,232

Net income (loss)	$36,649	$249,946	$(188,222)	$374,618
Net income (loss) per unit	$0.36	$1.85	$(1.89)	$2.38
Net income (loss) per weighted average unit	$0.37	$2.25	$(1.88)	$3.11
Weighted average units outstanding	100,000	110,870	100,000	120,486

* The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

United States Metals Index Fund*

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(15,671)	$162,427	$(236,824)	$132,421
Change in unrealized gain (loss) on open positions	231,679	175,384	(73,253)	175,713
Realized gain on foreign currency transactions	–	–	3	–
Realized gain (loss) on short-term investments	1	(5)	2	(5)
Change in unrealized gain (loss) on foreign currency translations	–	(1)	2	(1)
Interest income	278	633	1,047	700
Other income	1,350	1,350	1,350	1,350

Total income (loss)	217,637	339,788	(307,673)	310,178

Expenses
Management fees (Note 4)	5,134	5,485	13,720	6,041
Professional fees	18,210	26,841	80,112	30,141
Brokerage commissions	266	294	643	476
Other expenses	150	81	365	90

Total expenses	23,760	32,701	94,840	36,748

Expense waiver (Note 4)	(17,110)	(25,996)	(77,178)	(29,177)

Net expenses	6,650	6,705	17,662	7,571

Net income (loss)	$210,987	$333,083	$(325,335)	$302,607
Net income (loss) per unit	$1.65	$2.97	$(3.71)	$2.67
Net income (loss) per weighted average unit	$1.62	$2.69	$(2.96)	$2.50
Weighted average units outstanding	129,891	123,939	110,073	121,181

* The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

United States Commodity Index Funds Trust

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(2,505,308)	$21,279,445	$(23,861,351)	$(11,794,178)
Change in unrealized gain on open positions	28,531,435	6,877,274	6,041,496	31,489,301
Realized gain on foreign currency transactions	16	239	162	209
Realized gain (loss) on short-term investments	3	(7)	4	(7)
Change in unrealized gain (loss) on foreign currency translations	(11)	93	93	106
Interest income	55,365	84,195	209,545	180,311
Other income	4,500	9,250	11,850	14,150

Total income (loss)	26,086,000	28,250,489	(17,598,201)	19,889,892

Expenses
Management fees (Note 4)	1,256,009	1,058,309	3,663,785	2,947,977
Professional fees	162,246	251,083	594,523	555,065
Brokerage commissions	82,737	90,010	286,855	227,355
Other expenses	28,347	18,183	77,976	51,608

Total expenses	1,529,339	1,417,585	4,623,139	3,782,005

Expense waiver (Note 4)	(53,332)	(75,671)	(221,484)	(140,801)

Net expenses	1,476,007	1,341,914	4,401,655	3,641,204

Net income (loss)	$24,609,993	$26,908,575	$(21,999,856)	$16,248,688

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statement of Changes in Capital (Unaudited)
For the nine months ended September 30, 2013

United States Commodity Index Fund

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$–	$488,085,727	$488,085,727
Additions	–	100,050,394	100,050,394
Redemptions	–	(19,401,785)	(19,401,785)
Net loss	–	(21,205,035)	(21,205,035)

Balances, at September 30, 2013	$–	$547,529,301	$547,529,301

Condensed Statement of Changes in Units Outstanding (Unaudited)
For the nine months ended September 30, 2013

United States Commodity Index Fund

	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2012	–	8,350,000	8,350,000
Additions	–	1,750,000	1,750,000
Redemptions	–	(350,000)	(350,000)

Units Outstanding, at September 30, 2013	–	9,750,000	9,750,000

Net Asset Value Per Unit:
At December 31, 2012			$58.45
At September 30, 2013			$56.16

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statement of Changes in Capital (Unaudited)
For the nine months ended September 30, 2013

United States Copper Index Fund

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$–	$2,542,946	$2,542,946
Additions	–	–	–
Redemptions	–	–	–
Net loss	–	(281,264)	(281,264)

Balances, at September 30, 2013	$–	$2,261,682	$2,261,682

Condensed Statement of Changes in Units Outstanding (Unaudited)
For the nine months ended September 30, 2013

United States Copper Index Fund

	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2012	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–

Units Outstanding, at September 30, 2013	–	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2012			$25.43
At September 30, 2013			$22.62

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statement of Changes in Capital (Unaudited)
For the nine months ended September 30, 2013

United States Agriculture Index Fund

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$–	$2,555,692	$2,555,692
Additions	–	–	–
Redemptions	–	–	–
Net loss	–	(188,222)	(188,222)

Balances, at September 30, 2013	$–	$2,367,470	$2,367,470

Condensed Statement of Changes in Units Outstanding (Unaudited)
For the nine months ended September 30, 2013

United States Agriculture Index Fund

	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2012	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–

Units Outstanding, at September 30, 2013	–	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2012			$25.56
At September 30, 2013			$23.67

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statement of Changes in Capital (Unaudited)
For the nine months ended September 30, 2013

United States Metals Index Fund

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$–	$2,647,177	$2,647,177
Additions	–	1,089,776	1,089,776
Redemptions	–	(1,136,000)	(1,136,000)
Net loss	–	(325,335)	(325,335)

Balances, at September 30, 2013	$–	$2,275,618	$2,275,618

Condensed Statement of Changes in Units Outstanding (Unaudited)
For the nine months ended September 30, 2013

United States Metals Index Fund

	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2012	–	100,000	100,000
Additions	–	50,000	50,000
Redemptions	–	(50,000)	(50,000)

Units Outstanding, at September 30, 2013	–	100,000	100,000

Net Asset Value Per Unit:
At December 31, 2012			$26.47
At September 30, 2013			$22.76

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statement of Changes in Capital (Unaudited)
For the nine months ended September 30, 2013

United States Commodity Index Funds Trust

	Sponsor	Unitholders	Total

Balances, at December 31, 2012	$–	$495,831,542	$495,831,542
Additions	–	101,140,170	101,140,170
Redemption	–	(20,537,785)	(20,537,785)
Net loss	–	(21,999,856)	(21,999,856)

Balances, at September 30, 2013	$-	$554,434,071	$554,434,071

Condensed Statement of Changes in Units Outstanding (Unaudited)
For the nine months ended September 30, 2013

United States Commodity Index Funds Trust

	Sponsor	Unitholders	Total

Units Outstanding, at December 31, 2012	–	8,650,000	8,650,000
Additions	–	1,800,000	1,800,000
Redemptions	–	(400,000)	(400,000)

Units Outstanding, at September 30, 2013	–	10,050,000	10,050,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

United States Commodity Index Fund
	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:
Net gain (loss)	$(21,205,035)	$15,372,649
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(10,827,518)	782,252
Unrealized gain on open futures contracts	(6,013,022)	(31,016,267)
Increase in interest receivable	(787)	(357)
Increase in other assets	(14,274)	(8,286)
Increase in management fees payable	28,138	28,693
Increase (decrease) in professional fees payable	(77,049)	16,664
Decrease in brokerage commissions payable	–	(3,380)
Increase (decrease) in other liabilities	3,995	(8,271)
Net cash used in operating activities	(38,105,552)	(14,836,303)

Cash Flows from Financing Activities:
Addition of units	102,973,280	117,529,211
Redemption of units	(19,401,785)	(17,511,744)
Net cash provided by financing activities	83,571,495	100,017,467

Net Increase in Cash and Cash Equivalents	45,465,943	85,181,164

Cash and Cash Equivalents, beginning of period	430,800,077	310,491,998
Cash and Cash Equivalents, end of period	$476,266,020	$395,673,162

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

United States Copper Index Fund

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(281,264)	$198,814
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	214,344	242,685
Unrealized gain on open futures contracts	(18,500)	(278,838)
(Increase) decrease in receivable from Sponsor	29,192	(52,453)
Increase in interest receivable	(7)	–
Increase in other assets	(61)	(74)
Decrease in management fees payable	(204)	(612)
Increase (decrease) in professional fees payable	(30,421)	54,516
Increase in other liabilities	5	30
Net cash provided by (used in) operating activities	(86,916)	164,068

Cash Flows from Financing Activities:
Addition of units	–	1,224,883
Redemption of units	–	(1,240,510)
Net cash used in financing activities	–	(15,627)

Net Increase (Decrease) in Cash and Cash Equivalents	(86,916)	148,441

Cash and Cash Equivalents, beginning of period	2,109,061	2,114,061
Cash and Cash Equivalents, end of period	$2,022,145	$2,262,502

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

United States Agriculture Index Fund

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(188,222)	$374,618
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	292,874	(638,131)
Unrealized gain on open futures contracts	(83,227)	(18,483)
Increase in receivable from Sponsor	(285)	(46,719)
Increase in interest receivable	(14)	(21)
Increase in other assets	(89)	–
Increase (decrease) in management fees payable	(210)	1,821
Increase (decrease) in professional fees payable	(200)	48,566
Increase in other liabilities	6	79
Net cash provided by (used in) operating activities	20,633	(278,270)

Cash Flows from Financing Activities:
Addition of units	–	5,085,695
Redemption of units	–	(2,723,566)
Net cash provided by financing activities	–	2,362,129

Net Increase in Cash and Cash Equivalents	20,633	2,083,859

Cash and Cash Equivalents, beginning of period	2,000,438	1,000
Cash and Cash Equivalents, end of period	$2,021,071	$2,084,859

  * The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

United States Metals Index Fund
	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(325,335)	$302,607
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	42,797	(353,011)
Unrealized (gain) loss on futures contracts	73,253	(175,713)
Increase in receivable from Sponsor	(17,862)	(29,177)
Increase in interest receivable	(4)	(21)
Increase in other assets	(93)	–
Increase (decrease) in management fees payable	(165)	1,549
Increase in professional fees payable	18,507	30,141
Increase in other liabilities	25	81
Net cash used in operating activities	(208,877)	(223,544)

Cash Flows from Financing Activities:
Addition of units	1,089,776	3,727,317
Redemption of units	(1,136,000)	(1,264,396)
Net cash provided by (used in) financing activities	(46,224)	2,462,921

Net Increase (Decrease) in Cash and Cash Equivalents	(255,101)	2,239,377

Cash and Cash Equivalents, beginning of period	2,136,984	1,000
Cash and Cash Equivalents, end of period	$1,881,883	$2,240,377

* The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

United States Commodity Index Funds Trust

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(21,999,856)	$16,248,688
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(10,277,503)	33,795
Unrealized gain on futures contracts	(6,041,496)	(31,489,301)
(Increase) decrease in receivable from Sponsor	11,045	(128,349)
Increase in interest receivable	(812)	(399)
Increase in other assets	(14,517)	(8,360)
Increase in management fees payable	27,559	31,451
Increase (decrease) in professional fees payable	(89,163)	149,887
Decrease in brokerage commissions payable	–	(3,380)
Increase (decrease) in other liabilities	4,031	(8,081)
Net cash used in operating activities	(38,380,712)	(15,174,049)

Cash Flows from Financing Activities:
Addition of units	104,063,056	127,567,106
Redemption of units	(20,537,785)	(22,740,216)
Net cash provided by financing activities	83,525,271	104,826,890

Net Increase in Cash and Cash Equivalents	45,144,559	89,652,841

Cash and Cash Equivalents, beginning of period	437,046,560	312,608,059
Cash and Cash Equivalents, end of period	$482,191,119	$402,260,900

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Notes to Condensed Financial Statements
For the period ended September 30, 2013 (Unaudited)

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

From July 1, 2011 through September 30, 2013 (and continuing at least through May 1, 2014), Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 units; prior to July 1, 2011, this fee was $1,000. From May 1, 2012 through September 30, 2013 (and continuing at least through May 1, 2014), Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of each Trust Series but rather at market prices quoted on such exchange.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2010 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2013 for any Trust Series.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and the per unit NAV at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. As of September 30, 2013, USCF held 5 units of USMI. As of September 30, 2013, USCF held 5 units of USCI, held 40 units of CPER and held 5 units of USAG.

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

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Units of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Units of CPER and purchased 40 units of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Units of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Units of USAG and on October 3, 2012, purchased 5 units of USAG on the open market. On June 19, 2012, USCF received 40 Sponsor Units of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor Units of USMI and, on September 4, 2013, purchased 5 units of USMI on the open market.

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

On June 19, 2012, USMI listed its units on the NYSE Arca under the ticker symbol “USMI.” USMI established its initial per unit NAV by setting the price at $25.00. On June 11, 2012, USCF purchased two initial Creation Baskets of USMI. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on June 11, 2012. The $350 fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. On September 4, 2013, USCF redeemed the second of two initial Creation Baskets.

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

USCI’s units began trading on August 10, 2010. As of September 30, 2013, USCI held 2,660 Futures Contracts on the NYMEX, 2,816 Futures Contracts on the ICE Futures, 936 Futures Contracts on the CBOT, 2,312 Futures Contracts on the CME and 5,643 Futures Contracts on the LME and 477 Futures Contracts on the COMEX, totaling 14,844 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s units began trading on November 15, 2011. As of September 30, 2013, CPER held 27 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the Agriculture Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the Agriculture Index, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s units began trading on April 13, 2012. As of September 30, 2013, USAG held 29 Futures Contracts on the ICE Futures, 14 Futures Contracts on the CME, 1 Futures Contract on the KCBT and 25 Futures Contracts on the CBOT, totaling 69 futures contracts.

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

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the Metals Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” USMI’s units began trading on June 19, 2012. As of September 30, 2013, USMI held 2 Futures Contracts on the NYMEX, 44 Futures Contracts on the LME and 13 Futures Contracts on the COMEX, totaling 59 futures contracts.

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

NOTE 4 - FEES PAID BY EACH TRUST SERIES AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. During the nine months ended September 30, 2013 and 2012, none of the Trust Series incurred any registration fees or other offering expenses.

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

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2013, USCF waived $67,171 in expenses for CPER, $77,135 for USAG and $77,178 for USMI. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5.

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

Each Trust Series has entered into a brokerage agreement, dated March 1, 2010 for USCI and November 18, 2011 for each of CPER, USAG and USMI, as amended from time to time, with Newedge USA, LLC (“Newedge”). The agreement requires Newedge to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through Newedge for each Trust Series’ account. In accordance with the agreement, Newedge charges each Trust Series commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $284,139 for USCI. Of this amount, approximately $275,996 was a result of rebalancing costs and approximately $8,143 was the result of trades necessitated by creation and redemption activity for USCI. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $224,208 for USCI. Of this amount, approximately $30,573 was a result of rebalancing costs and approximately $193,635 was the result of trades necessitated by creation and redemption activity. The increase in the total commissions accrued to brokers by USCI for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to an increase in the number of contracts traded during the rebalancing periods for the nine months ended September 30, 2013. As an annualized percentage of average total net assets, USCI’s figure for the nine months ended September 30, 2013 represents approximately 0.07% of USCI’s average total net assets. By comparison, USCI’s figure for the nine months ended September 30, 2012 represented approximately 0.07% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $549 for CPER. Of this amount, approximately $549 was a result of rebalancing costs and approximately $0 was the result of trades necessitated by creation and redemption activity for CPER. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $597 for CPER. Of this amount, approximately $439 was a result of rebalancing costs and approximately $158 was the result of trades necessitated by creation and redemption activity for CPER. The decrease in CPER’s total commissions accrued to brokers for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was primarily due to a decrease in the total number of contracts traded during the nine months ended September 30, 2013. As an annualized percentage of average total net assets, CPER’s figure for the nine months ended September 30, 2013 represents approximately 0.03% of CPER’s average total net assets. By comparison, CPER’s figure for the nine months ended September 30, 2012 represented approximately 0.03% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $1,524 for USAG. Of this amount, approximately $1,524 was a result of rebalancing costs and approximately $0 was the result of trades necessitated by creation and redemption activity for USAG. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $2,074 for USAG. Of this amount, approximately $1,379 was a result of rebalancing costs and approximately $695 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USAG’s figure for the nine months ended September 30, 2013 represents approximately 0.08% of USAG’s average daily total net assets. By comparison, USAG’s figure for the nine months ended September 30, 2012 represented approximately 0.14% of USAG’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $643 for USMI. Of this amount, approximately $546 was a result of rebalancing costs and approximately $97 was the result of trades necessitated by creation and redemption activity for USMI. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $476 for USMI. Of this amount, approximately $122 was a result of rebalancing costs and approximately $354 was the result of trades necessitated by creation and redemption activity. As an annualized percentage of average daily total net assets, USMI’s figure for the nine months ended September 30, 2013 represents approximately 0.03% of USMI’s average daily total net assets. By comparison, USMI’s figure for the nine months ended September 30, 2012 represented approximately 0.06% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USCF is party to an Amended Advisory Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to USCF with respect to the Applicable Index for each Trust Series and investment decisions for each Trust Series. SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Applicable Index for each Trust Series, anticipated changes to each Applicable Index and the nature of each Applicable Index’s current or anticipated component securities. For these services, USCF pays SummerHaven a fee based on a percentage of the average total net assets of each Trust Series. For USCI, the fee is equal to the percentage fees paid to USCF minus 0.14%, with that result multiplied by 0.5, minus 0.06% to arrive at the actual fee paid. For each of CPER, USAG and USMI, the fee is equal to the percentage fees paid to USCF minus 0.18%, with that result multiplied by 0.5, minus 0.06% to arrive at the actual fee paid.
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

All of the Futures Contracts held by each Trust Series were exchange-traded through September 30, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per unit NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2013 and December 31, 2012, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of September 30, 2013 and December 31, 2012, USCI held cash deposits and investments in Treasuries in the amounts of $547,413,165 and $491,119,704, respectively, with the custodian and futures commission merchant. As of September 30, 2013 and December 31, 2012, CPER held cash deposits and investments in Treasuries in the amounts of $2,240,330 and $2,541,590, respectively, with the custodian and futures commission merchant. As of September 30, 2013 and December 31, 2012, USAG held cash deposits and investments in Treasuries in the amounts of $2,407,604 and $2,679,845, respectively, with the custodian and futures commission merchant. As of September 30, 2013 and December 31, 2012, USMI held cash deposits and investments in Treasuries in the amounts of $2,307,151 and $2,605,049, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or futures commission merchant cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per unit performance data and other supplemental financial data for each Trust Series for the nine months ended September 30, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the nine months ended September 30, 2013 (Unaudited)	For the nine months ended September 30, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$58.45	$58.47
Total income (loss)	(1.81)	3.41
Total expenses	(0.48)	(0.53)
Net increase (decrease) in net asset value	(2.29)	2.88
Net asset value, end of period	$56.16	$61.35

Total Return	(3.92)%	4.93%

Ratios to Average Net Assets
Total income (loss)	(3.30)%	4.63%
Expenses excluding management fees*	0.19%	0.22%
Management fees*	0.95%	0.95%
Net income (loss)	(4.16)%	3.75%

*	Annualized.

CPER

	For the nine months ended September 30, 2013 (Unaudited)	For the nine months ended September 30, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$25.43	$24.47
Total income (loss)	(2.66)	2.02
Total expenses	(0.15)	(0.19)
Net increase (decrease) in net asset value	(2.81)	1.83
Net asset value, end of period	$22.62	$26.30

Total Return	(11.05)%	7.48%

Ratios to Average Net Assets
Total income (loss)	(11.47)%	8.50%
Management fees*	0.65%**	0.82%**
Total expenses excluding management fees*	4.07%	3.56%
Expenses waived*	(3.87)%	(3.38)%
Net expenses excluding management fees*	0.20%	0.18%
Net income (loss)	(12.11)%	7.75%

*	Annualized.
**
Effective as of May 29, 2012 (and continuing at least through May 1, 2014), USCF voluntarily agreed to waive the management fee paid by CPER from 0.95% to 0.65% per annum of average daily total net assets.

USAG

	For the nine months ended September 30, 2013 (Unaudited)		For the nine months ended September 30, 2012 (Unaudited)*
Per Unit Operating Performance:
Net asset value, beginning of period	$25.56		$25.00
Total income (loss)	(1.70)		2.51
Total expenses	(0.19)		(0.13)
Net increase (decrease) in net asset value	(1.89)		2.38
Net asset value, end of period	$23.67		$27.38

Total Return	(7.39)%		9.52%

Ratios to Average Net Assets
Total income (loss)	(7.03)%		12.58%
Management fees**	0.80	%***	0.84	%***
Total expenses excluding management fees**	4.54%		3.50%
Expenses waived**	(4.28)%		(3.22)%
Net expenses excluding management fees**	0.25%		0.28%
Net income (loss)	(7.82)%		12.06%

*	USAG commenced operations on April 13, 2012.
**	Annualized.
***
Effective as of May 29, 2012 (and continuing at least through May 1, 2014), USCF voluntarily agreed to waive the management fee paid by USAG from 0.95% to 0.80% per annum of average daily total net assets.

USMI

	For the nine months ended September 30, 2013 (Unaudited)		For the nine months ended September 30, 2012 (Unaudited)*
Per Unit Operating Performance:
Net asset value, beginning of period	$26.47		$25.00
Total income (loss)	(3.55)		2.73
Total expenses	(0.16)		(0.06)
Net increase (decrease) in net asset value	(3.71)		2.67
Net asset value, end of period	$22.76		$27.67

Total Return	(14.02)%		10.68%

Ratios to Average Net Assets
Total income (loss)	(11.74)%		10.21%
Management fees**	0.70	%***	0.70	%***
Total expenses excluding management fees**	4.14%		3.56%
Expenses waived**	(3.94)%		(3.38)%
Net expenses excluding management fees**	0.20%		0.18%
Net income (loss)	(12.42)%		9.96%

*	USMI commenced operations on June 19, 2012.
**	Annualized.
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

The following table summarizes the valuation of USCI’s securities at September 30, 2013 using the fair value hierarchy:

At September 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$345,168,420	$345,168,420	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,675,599)	(1,675,599)	—	—
United States Contracts	2,467,721	2,467,721	—	—

During the nine months ended September 30, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$435,149,105	$435,149,105	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,901,485	2,901,485	—	—
United States Contracts	(8,122,385)	(8,122,385)	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at September 30, 2013 using the fair value hierarchy:

At September 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,299,865	$1,299,865	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	25,075	25,075	—	—

During the nine months ended September 30, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,149,689	$2,149,689	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	6,575	6,575	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at September 30, 2013 using the fair value hierarchy:

At September 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,249,883	$1,249,883	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	26,546	26,546	—	—
United States Contracts	(62,474)	(62,474)	—	—

During the nine months ended September 30, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,199,688	$2,199,688	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(31,470)	(31,470)	—	—
United States Contracts	(87,685)	(87,685)	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at September 30, 2013 using the fair value hierarchy:

At September 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,549,823	$1,549,823	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(12,742)	(12,742)	—	—
United States Contracts	(14,453)	(14,453)	—	—

During the nine months ended September 30, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,349,792	$2,349,792	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	77,393	77,393	—	—
United States Contracts	(31,335)	(31,335)	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$792,122	$(5,220,900)

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$25,075	$6,575

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$(35,928)	$(119,155)

Fair Value of Derivative Instruments Held by USMI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$(27,195)	$46,058

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(23,085,330)		$(12,231,495)

	Change in unrealized gain on open positions		$6,013,022		$31,016,267

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(285,950)		$(63,313)

	Change in unrealized gain (loss) on open positions		$18,500		$278,838

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the nine months ended September 30, 2013		For the nine months ended September 30, 2012*
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(253,247)		$368,209

	Change in unrealized gain on open positions		$83,227		$18,483

* USAG commenced operations on April 13, 2012.

The Effect of Derivative Instruments on the Condensed Statements of Operations of USMI

		For the nine months ended September 30, 2013		For the nine months ended September 30, 2012*
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(236,824)		$132,421

	Change in unrealized gain (loss) on open positions		$(73,253)		$175,713

* USMI commenced operations on June 19, 2012.

NOTE 9 – SUBSEQUENT EVENTS

The Trust and each Trust Series have performed an evaluation of subsequent events through the date the condensed financial statements were issued. As such, the evaluation resulted in the following amendments to disclosure, but such amendments had no impact to the financial statements.

Mr. Adam Dunsby, a partner at SummerHaven, gave his notice to leave SummerHaven effective September 30, 2013.  Beginning October 1, 2013, Dr. Geert Rouwenhorst assumed full responsibility for research and quantitative modeling, with the assistance of other SummerHaven staff.  USCF does not anticipate Mr. Dunsby’s departure to have an impact on SummerHaven’s operations.

With Mr. Dunsby’s departure, the “Principals of SummerHaven” disclosure found in the annual report on Form 10-K for the year ended December 31, 2012, filed on March 13, 2013, has been as amended as follows:

Principals of SummerHaven

Adam W. Dunsby had been employed by SummerHaven and was a partner of SummerHaven from April 2009 through September 30, 2013.  Until September 30, 2013, Mr. Dunsby’s duties included quantitative modeling and portfolio construction.  From April 1995 to April 2008, Mr. Dunsby was employed by Cornerstone Quantitative Investment Group Inc., a quantitative global macro CTA, as a co-founder and manager.  Mr. Dunsby was not employed from April 2008 to April 2009.  Mr. Dunsby was listed as a principal of SummerHaven from October 1, 2009 to September 30, 2013, as an associated person of SummerHaven from October 9, 2009 to September 30, 2013 and as an associate member of the NFA from October 9, 2009 to September 30, 2013.  Mr. Dunsby graduated summa cum laude from the Wharton School of the University of Pennsylvania in 1990 with a BS in economics.  He earned his PhD in Finance from Wharton in 1995.  Mr. Dunsby is 45 years old.

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

The investment objective of USCI is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “Commodity Index”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per unit NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the Commodity Index or the prices of any particular group of Futures Contracts. The Commodity Index is owned and maintained by SummerHaven Index Management, LLC (“SummerHaven Indexing”) and calculated and published by the NYSE Arca. The Commodity Index is comprised of fourteen Futures Contracts that are selected on a monthly basis from a list of twenty-seven possible Futures Contracts. The Futures Contracts that at any given time make up the Commodity Index are referred to herein as “Benchmark Component Futures Contracts.” USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that may fail to closely track the Commodity Index’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of September 30, 2013, USCI held 2,660 Futures Contracts on the NYMEX, 2,816 Futures Contracts on ICE Futures, 936 Futures Contracts on CBOT, 2,312 Futures Contracts on CME and 5,643 Futures Contracts on LME and 477 Futures Contracts on COMEX. CPER held 27 Futures Contracts on COMEX. USAG held 29 Futures Contracts on ICE Futures, 14 Futures Contracts on CME, 1 Futures Contract on KCBT and 25 Futures Contracts on CBOT and USMI held 2 Futures Contracts on NYMEX, 44 Futures Contracts on LME and 13 Futures Contracts on COMEX. For the nine months ended September 30, 2013, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the nine months ended September 30, 2013, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

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

In October 2011, the CFTC finalized the Position Limit Rules, which were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (“CEA”) (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect the Trust Series, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect a Trust Series, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

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

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a swap execution facility (“SEF”) must be executed over such a facility.  On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013.  On September 27 and 30, 2013, the CFTC’s Division of Market Oversight granted no-action relief to SEFs from compliance with certain regulatory and reporting requirements.  The no-action relief granted on September 27, 2013 included relief, in effect until November 1, 2013, from a requirement that a SEF enforce its own rulebooks and compel its participants to consent to the jurisdiction of the SEF.  Based upon applications filed by several SEFs with the CFTC in the second half of October 2013, it is expected that the CFTC will determine that certain interest rate swaps will be determined to be available to trade on those SEFs in the first quarter of 2014.

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

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”).  These regulations have not yet been fully implemented.

General Regulation Applicable to each Trust Series

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5.  The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime.  Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject.  Although none of the Trust Series is a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC.  This change will decrease the burden to the Trust Series and USCF of having to comply with inconsistent regulatory requirements.  It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to the Trust Series and USCF, but any such further rule changes could result in additional operating efficiencies for the Trust Series and USCF.

With regard to any other rules that the CFTC may adopt in the future, the effect of any such regulatory changes on each Trust Series is impossible to predict, but it could be substantial and adverse.

USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a CPO and a swaps firm with the CFTC and is a member of the NFA. Each Trust Series’ trading advisor is SummerHaven Investment Management, LLC (“SummerHaven”), a Delaware limited liability company that is registered as a commodity trading advisor and CPO with the CFTC and is a member of the NFA. USCF manages each Trust Series’ investments directly, using the trading advisory services of SummerHaven for guidance with respect to the Applicable Index for each Trust Series and USCF’s selection of investments on behalf of each Trust Series. USCF is also authorized to select FCMs to execute each Trust Series’ transactions in Futures Contracts and Other Related Investments.

Commodity Markets

Commodity Futures Price Movements

Nine Months Ended September 30, 2013

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited downward trend during the nine months ended September 30, 2013. The table below compares the total returns of the Commodity Index to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	(3.04)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	(0.89)%
Dow Jones-UBS Commodity Index Total ReturnSM(2)	(8.56)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(6.90)%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the Commodity Index as of December 31, 2012 was 1,726.55. As of September 30, 2013, the value of the Commodity Index was 1,674.06, down approximately 3.04% over the nine months ended September 30, 2013.

The return of approximately (3.04)% on the Commodity Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per unit NAV began the year at $58.45 and ended the period at $56.16 on September 30, 2013, a decrease of approximately 3.92% over the period. USCI’s per unit NAV reached its high for the period on February 5, 2013 at $60.48 and reached its low for the period on April 17, 2013 at $53.50. See “Tracking the Commodity Index” below for information about how expenses and income affect USCI’s per unit NAV.

Copper Markets

Copper Futures Price Movements

Nine Months Ended September 30, 2013

As measured by the two major copper indexes, copper futures prices exhibited moderate daily swings along with an upward trend during the nine months ended September 30, 2013. The table below compares the total returns of the Copper Index to the Dow Jones-UBS Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	(10.21)%
Dow Jones-UBS Copper Subindex Total Return(2)	(10.50)%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the Copper Index as of December 31, 2012 was 1,223.15. As of September 30, 2013, the value of the Copper Index was 1,098.31, down approximately 10.21% over the nine months ended September 30, 2013.

The return of approximately (10.21)%on the Copper Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per unit NAV began the year at $25.43 and ended the period at $22.62 on September 30, 2013, a decrease of approximately 11.05% over the period. CPER’s per unit NAV reached its high for the period on February 1, 2013 at $26.38 and reached its low for the period on June 24, 2013 at $20.74. See “Tracking the Copper Index” for information about how expenses and income affect CPER’s per unit NAV.

Agriculture Markets

Agriculture Futures Price Movements

Nine Months Ended September 30, 2013

As measured by the four major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with an upward trend during the nine months ended September 30, 2013. The table below compares the total returns of the Agriculture Index to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	(6.70)%
S&P GSCI® Agriculture Index Total Return(2)	(12.11)%
Dow Jones-UBS Agriculture Total Return Sub-indexSM(2)	(9.90)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(14.19)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the Agriculture Index as of December 31, 2012 was 360.61. As of September 30, 2013, the value of the Agriculture Index was 336.46, down approximately 6.70% over the nine months ended September 30, 2013.

The return of approximately (6.70)% on the Agriculture Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per unit NAV began the year at $25.56 and ended the period at $23.67 on September 30, 2013, a decrease of approximately 7.39% over the period. USAG’s per unit NAV reached its high for the period on January 30, 2013, 2013 at $25.74 and reached its low for the period on August 6, 2013 at $22.71. See “Tracking the Agriculture Index” below for information about how expenses and income affect USAG’s per unit NAV.

Metals Markets

Metals Futures Price Movements

Nine Months Ended September 30, 2013

As measured by the four major metals indexes listed below, metals futures prices exhibited moderate daily swings along with an upward trend during the nine months ended September 30, 2013. The table below compares the total returns of the Metals Index to the three major metals indexes over this time period.

SummerHaven Metals Index Total ReturnSM(1)	(13.19)%
Rogers International Commodity Index®-Metals Total Return(2)	(14.25)%
Dow Jones-UBS Industrial Metals Total Return Sub-indexSM(2)	(13.87)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Industrials Metals Total ReturnTM(2)	(11.66)%

(1)	The inception date for the SummerHaven Metals Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the Metals Index as December 31, 2012 was 865.68. As of September 30, 2013, the value of the Metals Index was 751.46, down approximately 13.19% over the nine months ended September 30, 2013.

The return of approximately (13.19)% on the Metals Index listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USMI’s per unit NAV began the year at $26.47 and ended the period at $22.76 on September 30, 2013, a decrease of approximately 14.02% over the period. USMI’s per unit NAV reached its high for the period on February 5, 2013 at $27.66 and reached its low for the period on June 26, 2013 at $20.82. See “Tracking the Metals Index” below for information about how expenses and income affect USMI’s per unit NAV.

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

Since its initial offering of 50,000,000 units, USCI has not registered any subsequent offerings of its units. As of September 30, 2013, USCI had issued 13,150,000 units, 9,750,000 of which were outstanding. As of September 30, 2013, there were 36,850,000 units registered but not yet issued. More units may have been issued by USCI than are outstanding due to the redemption of units.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Units of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Units of CPER and purchased 40 units of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Units of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor units of USAG and on October 3, 2012, purchased 5 units of USAG on the open market. On June 19, 2012, USCF received 40 Sponsor Units of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor units of USMI and, on September 4, 2013, USCF purchased 5 units of USMI on the open market.

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

Since its initial offering of 30,000,000 units, CPER has not registered any subsequent offerings of its units. As of September 30, 2013, CPER had issued 150,000 units, 100,000 of which were outstanding. As of September 30, 2013, there were 29,850,000 units registered but not yet issued. More units may have been issued by CPER than are outstanding due to the redemption of units.

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

Since its initial offering of 20,000,000 units, USAG has not registered any subsequent offerings of its units. As of September 30, 2013, USAG had issued 200,000 units, 100,000 of which were outstanding. As of September 30, 2013, there were 19,800,000 units registered but not yet issued. More units may have been issued by USAG than are outstanding due to the redemption of units.

On June 19, 2012, USMI listed its units on the NYSE Arca under the ticker symbol “USMI.” USMI established its initial per unit NAV by setting the price at $25.00. On June 11, 2012, USCF purchased two initial Creation Baskets of USMI. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on June 11, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. On September 4, 2013, USCF redeemed the second of two initial Creation Baskets of USMI.

Since its initial offering of 20,000,000 units, USMI has not registered any subsequent offerings of its units. As of September 30, 2013, USMI had issued 200,000 units, 100,000 of which were outstanding. As of September 30, 2013, there were 19,800,000 units registered but not yet issued. More units may have been issued by USMI than are outstanding due to the redemption of units.

Unlike funds that are registered under the 1940 Act, units that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2013, USCI had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities USA LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Newedge USA LLC and Virtu Financial BD LLC.

As of September 30, 2013, CPER, USAG and USMI had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Newedge USA LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Since USAG and USMI commenced operations on April 13, 2012 and June 19, 2012, respectively, a comparison of each of USAG’s and USMI’s results of operations for any periods prior to the nine months ended September 30, 2013 has not been provided.

As of September 30, 2013, USCI’s total unrealized gain on Futures Contracts owned or held on that day was $792,122 and USCI established cash deposits and investments in Treasuries that were equal to $547,413,165. USCI held 87.00% of its cash assets in overnight deposits and investments in Treasuries at the custodian bank, while 13.00% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit unit NAV on September 30, 2013 was $56.16.

By comparison, as of September 30, 2012, USCI’s total unrealized gain on Futures Contracts owned or held on that day was $8,039,575 and USCI established cash deposits and investments Treasuries that were equal to $458,864,480. USCI held 86.23% of its cash assets in overnight deposits and investments in Treasuries at its custodian bank, while 13.77% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The increase in cash assets in overnight deposits and investments in Treasuries for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was the result of USCI’s greater size during the year ended September 30, 2013 as measured by total net assets. The ending per unit NAV on September 30, 2012 was $61.35. The decrease in the per unit NAV for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012 was primarily due to the decrease in the prices of the Futures Contracts held by USCI.

As of September 30, 2013, CPER’s total unrealized gain on Futures Contracts owned or held on that day was $25,075, and CPER established cash deposits and investments in Treasuries that were equal to $2,240,330. CPER held 90.26% of its cash assets in overnight deposits and investments in Treasuries at the custodian bank, while 9.74% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit NAV on September 30, 2013 was $22.62.

By comparison, as of September 30, 2012, CPER’s total unrealized gain on Futures Contracts owned or held on that day was $216,825, and CPER established cash deposits and investments in Treasuries that were equal to $2,417,366. CPER held 93.59% of its cash assets in overnight deposits and Treasuries at its custodian bank, while 6.41% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was the result of CPER’s smaller size as of September 30, 2013 as measured by total net assets. The ending per unit NAV on September 30, 2012 was $26.30. The decrease in the per unit NAV for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily due to the decrease in the prices of the Futures Contracts that CPER held.

As of September 30, 2013, USAG’s total unrealized loss on Futures Contracts owned or held on that day was $35,928, and USAG established cash deposits and investments in Treasuries that were equal to $2,407,604. USAG held 83.95% of its cash assets in overnight deposits and investments in Treasuries at the custodian bank, while 16.05% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit NAV on September 30, 2013 was $23.67.

As of September 30, 2013, USMI’s total unrealized loss on Futures Contracts owned or held on that day was $27,195, and USMI established cash deposits and investments in Treasuries that were equal to $2,307,151. USMI held 81.57% of its cash assets in overnight deposits and investments in Treasuries at the custodian bank, while 18.43% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit NAV on September 30, 2013 was $22.76.

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

During the nine months ended September 30, 2013, the average daily total net assets of USCI were $510,080,812. The management fee incurred by USCI during the period amounted to $3,624,369. By comparison, during the nine months ended September 30, 2012, the average daily total net assets of USCI were $409,738,446. The management fee incurred by USCI during the period amounted to $2,914,069.

During the nine months ended September 30, 2013, the daily average total net assets of CPER were $2,323,114. The management fee incurred by CPER during the period amounted to $11,294. By comparison, during the nine months ended September 30, 2012, the average daily total net assets of CPER were $2,564,824. The management fee incurred by CPER during the period amounted to $15,712.

During the nine months ended September 30, 2013, the average daily total net assets of USAG were $2,406,856. The management fee incurred by USAG during the period amounted to $14,402.

During the nine months ended September 30, 2013, the average daily total net assets of USMI were $2,620,463. The management fee incurred by USMI during the period amounted to $13,720.

In addition to the management fee, each Trust Series pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for USCI for the nine months ended September 30, 2013 was $725,861, as compared to $684,178 for the nine months ended September 30, 2012. The increase in total fees and expenses excluding management fees for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to an increase in USCI’s commissions resulting from USCI’s larger size as represented by total net assets during the nine months ended September 30, 2013. For the nine months ended September 30, 2013 and 2012, USCI did not incur any fees or other expenses relating to the registration or offering of additional units.

The gross total of these fees and expenses for CPER for the nine months ended September 30, 2013 was $70,681, as compared to $68,347 for the nine months ended September 30, 2012. The increase in gross total fees and expenses excluding management fees for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to an increase in certain of CPER’s operating expenses during the nine months ended September 30, 2013. For the nine months ended September 30, 2013 and 2012, CPER did not incur any fees or other expenses relating to the registration or offering of additional units. For the nine months ended September 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $67,171 for the nine months ended September 30, 2013 and $64,905 for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013 and 2012, the expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $81,975 and $84,059 respectively, and after allowance for the expense waiver, totaled $14,804 and $19,154, respectively.

The gross total of these fees and expenses for USAG for the nine months ended September 30, 2013 was $81,693. For the nine months ended September 30, 2013, USAG did not incur any fees or other expenses relating to the registration or offering of additional units. For the nine months ended September 30, 2013, an expense waiver was in effect which offset certain of the expenses incurred by USAG. The total amount of the expense waiver was $77,135 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, the expenses of USAG, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $96,094, and after allowance for the expense waiver, totaled $18,959.

The gross total of these fees and expenses for USMI for the nine months ended September 30, 2013 was $81,120. For the nine months ended September 30, 2013, USMI did not incur any fees or other expenses relating to the registration or offering of additional units. For the nine months ended September 30, 2013, an expense waiver was in effect which offset certain of the expenses incurred by USMI. The total amount of the expense waiver was $77,178 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, the expenses of USMI, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $94,840, and after allowance for the expense waiver, totaled $17,662.

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

Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $284,139 for USCI. Of this amount, approximately $275,996 was a result of rebalancing costs and approximately $8,143 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $224,208 for USCI. Of this amount, approximately $30,573 was a result of rebalancing costs and approximately $193,635 was the result of trades necessitated by creation and redemption activity. The increase in the total commissions accrued to brokers by USCI for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to an increase in USCI’s total net assets (due to net creations) as well as an increase in the number of contracts traded during the rebalancing periods for the nine months ended September 30, 2013. As an annualized percentage of average total net assets, USCI’s figure for the nine months ended September 30, 2013 represents approximately 0.07% of USCI’s average total net assets. By comparison, USCI’s figure for the nine months ended September 30, 2012 represented approximately 0.07% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $549 for CPER. All of this amount was a result of rebalancing costs. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $597 for CPER.  Of this amount, approximately $439 was a result of rebalancing costs and approximately $158 was the result of trades necessitated by creation and redemption activity. The decrease in CPER’s total commissions accrued to brokers for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was primarily due to a decrease in the total number of contracts traded during the nine months ended September 30, 2013. As an annualized percentage of average total net assets, CPER’s figure for the nine months ended September 30, 2013 represents approximately 0.03% of CPER’s average total net assets. By comparison, CPER’s figure for the nine months ended September 30, 2012 represented approximately 0.03% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $1,524 for USAG. All of this amount was a result of rebalancing costs. As an annualized percentage of average daily total net assets, USAG’s figure for the nine months ended September 30, 2013 represents approximately 0.08% of USAG’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $643 for USMI. Of this amount, approximately $546 was a result of rebalancing costs and approximately $97 was the result of trades necessitated by creation and redemption activity for USMI. As an annualized percentage of average daily total net assets, USMI’s figure for the nine months ended September 30, 2013 represents approximately 0.03% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $400,000 for the year ending December 31, 2013 for USCI, $60,000 for the year ending December 31, 2013 for CPER, $60,000 for the year ending December 31, 2013 for USAG and $60,000 for the year ending December 31, 2013 for USMI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2013, USCF waived $67,171, $77,135 and $77,178 for each of CPER, USAG and USMI, respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 1 of this quarterly report on Form 10-Q.

Interest Income. Each Trust Series seeks to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with each Trust Series’ Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2013, USCI earned $206,472 in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.05%. USCI purchased Treasuries during the nine months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2012, USCI earned $177,504 in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.06%. USCI purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USCI, including cash equivalents and Treasuries, were lower during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As a result, the amount of income earned by USCI as a percentage of average total net assets decreased during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, CPER earned $990 in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.05%. CPER purchased Treasuries during the nine months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2012, CPER earned $1,093 in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.06%. CPER purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by CPER, including cash equivalents and Treasuries, were lower during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As a result, the amount of income earned by CPER as a percentage of average total net assets decreased during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, USAG earned $1,036 in interest income on such Treasuries, cash and/or cash equivalents. Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.06%. USAG purchased Treasuries during the nine months ended September 30, 2013 and also held cash and/or cash equivalents during this time period.

For the nine months ended September 30, 2013, USMI earned $1,047 in interest income on such Treasuries, cash and/or cash equivalents. Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.05%. USMI purchased Treasuries during the nine months ended September 30, 2013 and also held cash and/or cash equivalents during this time period.

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Portfolio Expenses. During the three months ended September 30, 2013, the average daily total net assets of USCI were $518,908,079. The management fee incurred by USCI during the period amounted to $1,242,536. By comparison, during the three months ended September 30, 2012, the average daily total net assets of USCI were $436,594,184. The management fee incurred by USCI during the period amounted to $1,042,577.

During the three months ended September 30, 2013, the daily average total net assets of CPER were $2,202,804. The management fee incurred by CPER during the period amounted to $3,609. By comparison, during the three months ended September 30, 2012, the average daily total net assets of CPER were $2,507,187. The management fee incurred by CPER during the period amounted to $4,096.

During the three months ended September 30, 2013, the average daily total net assets of USAG were $2,345,645. The management fee incurred by USAG during the period amounted to $4,730. By comparison, during the three months ended September 30, 2012, the average daily total net assets of USAG were $3,058,755. The management fee incurred by USAG during the period amounted to $6,151.

During the three months ended September 30, 2013, the average daily total net assets of USMI were $2,909,913. The management fee incurred by USMI during the period amounted to $5,134. By comparison, during the three months ended September 30, 2012, the average daily total net assets of USMI were $3,117,092. The management fee incurred by USMI during the period amounted to $5,485.

In addition to the management fee, each Trust Series pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for USCI for the three months ended September 30, 2013 was $215,850, as compared to $279,395 for the three months ended September 30, 2012. The decrease in total fees and expenses excluding management fees for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due to a decrease in USCI’s commissions during the three months ended September 30, 2013 as well as a decrease in other operating expenses. For the three months ended September 30, 2013 and 2012, USCI did not incur any fees or other expenses relating to the registration or offering of additional units.

The gross total of these fees and expenses for CPER for the three months ended September 30, 2013 was $20,288, as compared to $24,646 for the three months ended September 30, 2012. The decrease in gross total fees and expenses excluding management fees for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to a decrease in certain of CPER’s operating expenses during the three months ended September 30, 2013. For the three months ended September 30, 2013 and 2012, CPER did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended September 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $19,181 for the three months ended September 30, 2013 and $23,656 for the three months ended September 30, 2012.  For the three months ended September 30, 2013 and 2012, the expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $23,897 and $28,742, respectively, and after allowance for the expense waiver, totaled $4,716 and $5,086, respectively.

The gross total of these fees and expenses for USAG for the three months ended September 30, 2013 was $18,567, as compared to $28,019 for the three months ended September 30, 2012. The decrease in gross total fees and expenses excluding management fees for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to a decrease in USAG’s commissions during the three months ended September 30, 2013, as well as a decrease in other operating expenses. For the three months ended September 30, 2013 and 2012, USAG did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended September 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USAG. The total amount of the expense waiver was $17,041 for the three months ended September 30, 2013 and $26,019 for the three months ended September 30, 2012. For the three months ended September 30, 2013 and 2012, the expenses of USAG, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $23,296 and $34,170, respectively, and after allowance for the expense waiver, totaled $6,255 and $8,151, respectively.

The gross total of these fees and expenses for USMI for the three months ended September 30, 2013 was $18,626, as compared to $27,216 for the three months ended September 30, 2012. The decrease in gross total fees and expenses excluding management fees for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to a decrease in other operating expenses. For the three months ended September 30, 2013 and 2012, USMI did not incur any fees or other expenses relating to the registration or offering of additional units. For the three months ended September 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USMI. The total amount of the expense waiver was $17,110 for the three months ended September 30, 2013 and $25,996 for the three months ended September 30, 2012. For the three months ended September 30, 2013 and 2012, the expenses of USMI, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $23,760 and $32,701, respectively, and after allowance for the expense waiver, totaled $6,650 and $6,705, respectively.

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

Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the three months ended September 30, 2013, total commissions accrued to brokers amounted to $81,812 for USCI. Of this amount, approximately $78,933 was a result of rebalancing costs and approximately $2,879 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended September 30, 2012, total commissions accrued to brokers amounted to $88,340 for USCI. Of this amount, approximately $10,125 was a result of rebalancing costs and approximately $78,215 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers by USCI for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to a decrease in the number of contracts traded during the rebalancing periods for the three months ended September 30, 2013. As an annualized percentage of average total net assets, USCI’s figure for the three months ended September 30, 2013 represents approximately 0.06% of USCI’s average total net assets. By comparison, USCI’s figure for the three months ended September 30, 2012 represented approximately 0.08% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended September 30, 2013, total commissions accrued to brokers amounted to $149 for CPER. All of this amount was a result of rebalancing costs. By comparison, during the three months ended September 30, 2012, total commissions accrued to brokers amounted to $278 for CPER.  Of this amount, approximately $120 was a result of rebalancing costs and approximately $158 was the result of trades necessitated by creation and redemption activity.  The decrease in CPER’s total commissions accrued to brokers for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, was primarily due to a decrease in the number of contracts traded during the rebalance periods for the three months ended September 30, 2013. As an annualized percentage of average total net assets, CPER’s figure for the three months ended September 30, 2013 represents approximately 0.03% of CPER’s average total net assets. By comparison, CPER’s figure for the three months ended September 30, 2012 represented approximately 0.05% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended September 30, 2013, total commissions accrued to brokers amounted to $510 for USAG. All of this amount was a result of rebalancing costs. By comparison, during the three months ended September 30, 2012, total commissions accrued to brokers amounted to $1,098 for USAG. Of this amount, approximately $751 was a result of rebalancing costs and approximately $347 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers by USAG for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to a decrease in the number of futures contracts traded during the three months ended September 30, 2013. As an annualized percentage of average daily total net assets, USAG’s figure for the three months ended September 30, 2013 represents approximately 0.09% of USAG’s average daily total net assets. By comparison, USAG’s figure for the three months ended September 30, 2012 represented approximately 0.14% of USAG’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended September 30, 2013, total commissions accrued to brokers amounted to $266 for USMI. Of this amount, approximately $169 was a result of rebalancing costs and approximately $97 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended September 30, 2012, total commissions accrued to brokers amounted to $294 for USMI.  Of this amount, approximately $99 was a result of rebalancing costs and approximately $195 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers by USMI for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to a decrease in the number of futures contracts traded during the three months ended September 30, 2013. As an annualized percentage of average daily total net assets, USMI’s figure for the three months ended September 30, 2013 represents approximately 0.04% of USMI’s average daily total net assets. By comparison, USMI’s figure for the three months ended September 30, 2012 represented approximately 0.04% of USMI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $400,000 for the year ending December 31, 2013 for USCI, $60,000 for the year ending December 31, 2013 for CPER, $60,000 for the year ending December 31, 2013 for USAG and $60,000 for the year ending December 31, 2013 for USMI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods. For the three months ended September 30, 2013, USCF waived $19,181, $17,041 and $17,110 for each of CPER, USAG and USMI, respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 1 of this quarterly report on Form 10-Q.

Interest Income. Each Trust Series seeks to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with each Trust Series’ Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2013, USCI earned $54,656 in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04%. USCI purchased Treasuries during the three months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2012, USCI earned $82,589 in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.08%. USCI purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USCI, including cash equivalents and Treasuries, were lower during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. As a result, the amount of income earned by USCI as a percentage of average total net assets decreased during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

For the three months ended September 30, 2013, CPER earned $214 in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04%. CPER purchased Treasuries during the three months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2012, CPER earned $426 in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.07%. CPER purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by CPER, including cash equivalents and Treasuries, were lower during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. As a result, the amount of income earned by CPER as a percentage of average total net assets decreased during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

For the three months ended September 30, 2013, USAG earned $217 in interest income on such Treasuries, cash and/or cash equivalents. Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04%. USAG purchased Treasuries during the three months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2012, USAG earned $547 in interest income on such Treasuries, cash and/or cash equivalents.  Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.07%. USAG purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USAG, including cash equivalents and Treasuries, were lower during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  As a result, the amount of income earned by USAG as a percentage of average total net assets decreased during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

For the three months ended September 30, 2013, USMI earned $278 in interest income on such Treasuries, cash and/or cash equivalents. Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USMI purchased Treasuries during the three months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2012, USMI earned $633 in interest income on such Treasuries, cash and/or cash equivalents.  Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.08%. USMI purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USMI, including cash equivalents and Treasuries, were lower during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  As a result, the amount of income earned by USMI as a percentage of average total net assets decreased during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Portfolio Holdings for USCI

During the nine months ended September 30, 2013, USCI’s portfolio held at all times Futures Contracts based on 14 different commodities (except during the four days of the end-of-the-month roll period when more than 14 commodities could be represented while the portfolio re-balances). Due to changes in the composition of the Commodity Index, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The Commodity Index” below). The table below lists the Benchmark Component Futures Contracts held during the nine months ended September 30, 2013.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2013	2/1/2013	3/1/2013	4/1/2013	5/1/2013	6/1/2013	7/1/2013	8/1/2013	9/1/2013	YTD Spot Price Performance
Aluminum										(11.7)%
Crude Oil (Brent)	•	•	•	•		•	•	•	•	(2.5)%
Cocoa	•		•		•	•	•			18.1%
Coffee										(20.9)%
Copper										(9.0)%
Corn	•	•	•	•	•	•	•	•	•	(36.8)%
Cotton		•		•		•	•	•	•	14.6%
Feeder Cattle								•	•	8.4%
Gas Oil	•	•	•				•			(1.5)%
Gold				•						(20.8)%
Heating Oil	•	•	•		•		•	•		(2.4)%
Lead	•	•	•	•	•	•	•	•	•	(9.4)%
Lean Hogs					•	•	•	•	•	7.3%
Live Cattle	•	•	•	•	•	•				(1.6)%
Natural Gas		•	•	•	•	•	•	•	•	6.2%
Nickel										(18.3)%
Platinum	•	•	•	•	•	•	•	•	•	(8.5)%
Unleaded Gasoline	•	•		•		•	•	•	•	(6.3)%
Silver										(28.1)%
Soybeans	•	•	•	•	•	•	•	•	•	(9.6)%
Soybean Meal	•	•	•	•	•	•	•	•	•	(2.5)%
Soybean Oil					•					(16.9)%
Sugar			•		•					(10.4)%
Tin	•	•		•	•	•		•	•	(0.3)%
Wheat	•	•	•	•	•	•				(12.8)%
Crude Oil (WTI)							•	•	•	11.4%
Zinc	•		•	•					•	(8.1)%
* From 12/31/12 to 9/30/2013 Source: Bloomberg

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

USCI

For the 30-valuation days ended September 30, 2013, the simple average daily change in the Commodity Index was (0.012)%, while the simple average daily change in the per unit NAV of USCI over the same time period was (0.016)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was (0.64)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per unit NAV versus the daily movement of the Commodity Index for the 30-valuation day period ended September 30, 2013, the last trading day in September. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts for the three years ended September 30, 2013.

Since the commencement of the offering of USCI’s units to the public on August 10, 2010 to September 30, 2013, the simple average daily change in the Commodity Index was 0.024%, while the simple average daily change in the per unit NAV of USCI over the same time period was 0.019%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the per unit NAV was (5.34)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2013, the actual total return of USCI as measured by changes in its per unit NAV was (3.92)%. This is based on an initial per unit NAV of $58.45 as of December 31, 2012 and an ending per unit NAV as of September 30, 2013 of $56.16. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Commodity Index, USCI would have had an estimated per unit NAV of $56.67 as of September 30, 2013, for a total return over the relevant time period of (3.06)%. The difference between the actual per unit NAV total return of USCI of (3.92)% and the expected total return based on the Commodity Index of (3.06)% was an error over the time period of (0.87)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2013, USCI earned interest income of $206,472, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the nine months ended September 30, 2013, USCI also collected $10,500 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the nine months ended September 30, 2013, USCI incurred total expenses of $4,350,230. Income from interest and Authorized Purchaser collections net of expenses was $(4,133,258), which is equivalent to an annualized weighted average net income rate of approximately (1.08)% for the nine months ended September 30, 2013.

By comparison, for the nine months ended September 30, 2012, the actual total return of USCI as measured by changes in its per unit NAV was 4.93%. This is based on an initial per unit NAV of $58.47 as of December 31, 2011 and an ending per unit NAV as of September 30, 2012 of $61.35. During this time period, USCI made no distributions to its unitholders. However, if USCI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Commodity Index, USCI would have had an estimated per unit NAV of $62.01 as of September 30, 2012, for a total return over the relevant time period of 6.05%. The difference between the actual per unit NAV total return of USCI of 4.93% and the expected total return based on the Commodity Index of 6.05% was an error over the time period of (1.12)%, which is to say that USCI’s actual total return underperformed the Commodity Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Commodity Index total return can be attributed to the net impact of the expenses that USCI paid, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2012, USCI earned interest income of $177,504, which is equivalent to a weighted average income rate of approximately 0.06% for such period. In addition, during the nine months ended September 30, 2012, USCI also collected $8,750 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the nine months ended September 30, 2012, USCI incurred total expenses of $3,598,247. Income from interest and Authorized Purchaser collections net of expenses was $(3,411,993), which is equivalent to an annualized weighted average net income rate of approximately (1.11)% for the nine months ended September 30, 2012.

CPER

For the 30-valuation days ended September 30, 2013, the simple average daily change in the Copper Index was (0.039)%, while the simple average daily change in the per unit NAV of CPER over the same time period was (0.041)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was 5.47%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per unit NAV versus the daily movement of the Copper Index for the 30-valuation day period ended September 30, 2013, the last trading day in September. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the Benchmark Component Copper Futures Contracts for the year ended September 30, 2013.

Since the commencement of the offering of CPER’s units to the public on November 15, 2011 to September 30, 2013, the simple average daily change in the Copper Index was (0.007)%, while the simple average daily change in the per unit NAV of CPER over the same time period was (0.012)%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Copper Index, the average error in daily tracking by the per unit NAV was (3.77)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2013, the actual total return of CPER as measured by changes in its per unit NAV was (11.05)%. This is based on an initial per unit NAV of $25.43 as of December 31, 2012 and an ending per unit NAV as of September 30, 2013 of $22.62. During this time period, CPER made no distributions to its unitholders. However, if CPER’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Copper Index, CPER would have had an estimated per unit NAV of $22.83 as of September 30, 2013, for a total return over the relevant time period of (10.22)%. The difference between the actual per unit NAV total return of CPER of (11.05)% and the expected total return based on the Copper Index of (10.22)% was an error over the time period of (0.83)%, which is to say that CPER’s actual total return underperformed the Copper Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Copper Index total return can be attributed to the net impact of the expenses that CPER pays, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2013, CPER earned interest income of $990, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the nine months ended September 30, 2013, CPER did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of units. During the nine months ended September 30, 2013, CPER incurred net expenses of $14,804. Income from interest net of expenses was $(13,814), which is equivalent to a weighted average net income rate of approximately (0.80)% for the nine months ended September 30, 2013.

By comparison, for the nine months ended September 30, 2012, the actual total return of CPER as measured by changes in its per unit NAV was 7.48%. This is based on an initial per unit NAV as of $24.47 as of December 31, 2011 and an ending per unit NAV as of September 30, 2012 of $26.30. During this time period, CPER made no distributions to its unitholders. However, if CPER’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Copper Index, CPER would have had an estimated per unit NAV of $26.53 as of September 30, 2012, for a total return over the relevant time period of 8.42%. The difference between the actual per unit NAV total return of CPER of 7.48% and the expected total return based on the Copper Index of 8.42% was an error over the time period of (0.94)%, which is to say that CPER’s actual total return underperformed the Copper Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Copper Index total return can be attributed to the net impact of the expenses that CPER paid, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2012, CPER earned interest income of $1,093, which is equivalent to a weighted average income rate of approximately 0.06% for such period. In addition, during the nine months ended September 30, 2012, CPER also collected $1,350 from its Authorized Purchasers for creating or redeeming baskets of units. During the nine months ended September 30, 2012, CPER incurred net expenses of $19,154. Income from interest and Authorized Purchaser collections net of expenses was $(16,711), which is equivalent to a weighted average net income rate of approximately (0.87)% for the nine months ended September 30, 2012.

USAG

For the 30-valuation days ended September 30, 2013, the simple average daily change in the Agriculture Index was 0.028%, while the simple average daily change in the per unit NAV of USAG over the same time period was 0.019%. The average daily difference was (0.009)% (or (0.9) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Agriculture Index, the average error in daily tracking by the per unit NAV was (3.79)%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per unit NAV versus the daily movement of the Agriculture Index for the 30-valuation day period ended September 30, 2013, the last trading day in September. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the Benchmark Component Agriculture Futures Contracts for the year ended September 30, 2013.

Since the commencement of the offering of USAG’s units to the public on April 13, 2012 to September 30, 2013, the simple average daily change in the Agriculture Index was (0.007)%, while the simple average daily change in the per unit NAV of USAG over the same time period was (0.012)%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Agriculture Index, the average error in daily tracking by the per unit NAV was 3.84%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2013, the actual total return of USAG as measured by changes in its per unit NAV was (7.39)%.This is based on an initial per unit NAV of $25.56 as of December 31, 2012 and an ending per unit NAV as of September 30, 2013 of $23.67. During this time period, USAG made no distributions to its unitholders. However, if USAG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Agriculture Index, USAG would have had an estimated per unit NAV of $23.85 as of September 30, 2013, for a total return over the relevant time period of (6.69)%. The difference between the actual per unit NAV total return of USAG of (7.39)% and the expected total return based on the Agriculture Index of (6.69)% was an error over the time period of (0.70)%, which is to say that USAG’s actual total return underperformed the Agriculture Index result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected Agriculture Index total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2013, USAG earned interest income of $1,036, which is equivalent to a weighted average income rate of approximately 0.06% for such period. During the nine months ended September 30, 2013, USAG did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of units. During the nine months ended September 30, 2013, USAG incurred net expenses of $18,959. Income from interest net of expenses was $(17,923), which is equivalent to a weighted average net income rate of approximately (1.00)% for the nine months ended September 30, 2013.

USMI

For the 30-valuation days ended September 30, 2013, the simple average daily change in the Metals Index was (0.106)%, while the simple average daily change in the per unit NAV of USMI over the same time period was (0.114)%. The average daily difference was 0.008% (or 0.8 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Metals Index, the average error in daily tracking by the per unit NAV was 26.19%, meaning that over this time period USMI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USMI’s per unit NAV versus the daily movement of the Metals Index for the 30-valuation day period ended September 30, 2013, the last trading day in September. The second chart below shows the monthly total returns of USMI as compared to the monthly value of the Benchmark Component Metals Futures Contracts for the year ended September 30, 2013.

Since the commencement of the offering of USMI’s units to the public on June 19, 2012 to September 30, 2013, the simple average daily change in the Metals Index was (0.018)%, while the simple average daily change in the per unit NAV of USMI over the same time period was (0.023)%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Metals Index, the average error in daily tracking by the per unit NAV was (0.106)%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2013, the actual total return of USMI as measured by changes in its per unit NAV was (14.02)%. This is based on an initial per unit NAV of $26.47 as of December 31, 2012 and an ending per unit NAV as of September 30, 2013 of $22.76. During this time period, USMI made no distributions to its unitholders. However, if USMI’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Metals Index, USMI would have had an estimated per unit NAV of $22.98 as of September 30, 2013, for a total return over the relevant time period of (13.18)%. The difference between the actual per unit NAV total return of USMI of (14.02)% and the expected total return based on the Metals Index of (13.18)% was an error over the time period of (0.84)%, which is to say that USMI’s actual total return underperformed the Metals Index over the time period. During the nine months ended September 30, 2013, USMI earned interest income of $1,047, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the nine months ended September 30, 2013, USMI also collected $2,700 from its Authorized Purchasers for creating or redeeming baskets of units. During the nine months ended September 30, 2013, USMI incurred net expenses of $17,662. Income from interest and Authorized Purchaser collections net of expenses was $(15,265), which is equivalent to a weighted average net income rate of approximately (0.78)% for the nine months ended September 30, 2013.

Factors That Can Impact Ability to Track the Applicable Index

There are currently three factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per unit NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its unitholders and none of the Trust Series made any distributions to unitholders during the nine months ended September 30, 2013. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per unit NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. During the nine months ended September 30, 2013, USCI earned, on an annualized basis, approximately 0.05% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.95% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.12% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.09)% and affected USCI’s ability to track its benchmark. During the nine months ended September 30, 2013, CPER earned, on an annualized basis, approximately 0.05% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of approximately 0.65%* for management fees, approximately 0.03% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.17% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.80)% and affected CPER’s ability to track its benchmark. During the nine months ended September 30, 2013, USAG earned, on an annualized basis, approximately 0.06% on its cash and cash equivalents holdings. It also incurred cash expenses on an annualized basis of approximately 0.80%* for management fees, approximately 0.08% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.17% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.00)% and affected USAG’s ability to track its benchmark. During the nine months ended September 30, 2013, USMI earned, on an annualized basis, approximately 0.05% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of approximately 0.70%* for management fees, approximately 0.03% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately 0.17% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.85)% and affected USMI’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

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

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per unit NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2013, none of the Trust Series held any Other Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the Commodity Index as of September 30, 2013.

USCI Sector Weights
as of September 30, 2013

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

Hypothetical Performance of the Commodity Index

The table and chart below show the hypothetical performance of the Commodity Index from December 31, 1997 through September 30, 2013.

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

Since the Commodity Index was launched on December 18, 2009, there is only actual performance history of the Commodity Index from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the Commodity Index and the weighting of the components of the Commodity Index are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the Commodity Index would have performed from December 31, 2002 through September 30, 2013 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Commodity Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period
from December 31, 2002 through September 30, 2013

Year	Ending Level*	Annual Return
2002	380.07	25.25%
2003	479.25	26.09%
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013 (YTD)	1,674.06	(3.04)%

* The “base level” for the Commodity Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Commodity Index on the last trading day of each year and is used to illustrate the cumulative performance of the Commodity Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM Year-Over-Year
Hypothetical Total Returns (1998-9/30/2013)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2013.

	Hypothetical and Historical Results for the period from December 31,
	1997 through September 30, 2013
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	66%	58%	359%	644%
Average Annual return (total)	5.16%	6.87%	12.20%	15.33%
Annualized volatility	17.13%	23.58%	19.38%	15.86%
Annualized Sharpe ratio	0.16	0.18	0.49	0.79

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the Commodity Index from December 31, 1997 through September 30, 2013 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Dow Jones-UBS Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, diesel-heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the Commodity Index’s calculation methodology with historical prices for the futures contracts comprising the Commodity Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2013; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the Commodity Index in comparison with the actual total return of three major indexes between September 30, 2003 and September 30, 2013.

10 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,
DBLCI OY TR, and the Hypothetical Returns of the SDCI TR
(9/30/03-9/30/13)

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
(9/30/08-9/30/13)

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

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound

TABLE 2

Commodity Name	Commodity Symbol	Allowed Contracts	Max.Tenor
Copper	HG	All 12 calendar months	19

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the Copper Index as of September 30, 2013.

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

Hypothetical Performance of the Copper Index

The table and chart below show the hypothetical performance of the Copper Index from December 31, 1997 through September 30, 2013.

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

Since the Copper Index was launched on November 4, 2010, there is no actual performance history of the Copper Index to present. However, the components of the Copper Index and the weighting of the components of the Copper Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the Copper Index would have performed from December 31, 2002 through September 30, 2013 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Copper Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the Copper Index for the period from December 31, 2002 through September 30, 2013

Year	Ending Level*	Annual Return
2002	145.444	4.10%
2003	209.444	44.00%
2004	310.819	48.40%
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,223.150	5.04%
2013 (YTD)	1,098.310	(10.21)%

* The “base level” for the Copper Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Copper Index on the last trading day of each year and is used to illustrate the cumulative performance of the Copper Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year
Hypothetical Total Returns (1998-9/30/13)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the Copper Index in comparison with the actual total return of a major index from December 31, 1997 through September 30, 2013.

	Hypothetical and Historical Results for the period from December 31, 1997 through September 30, 2013
	DJ-UBS Copper TR	SCI TR
Total return	378%	601%
Average annual return (total)	17.31%	20.51%
Annualized volatility	28.22%	27.55%
Annualized Sharpe ratio	0.52	0.65

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the Copper Index from December 31, 1997 through September 30, 2013 in comparison with a traditional commodity index and spot copper prices: the Dow Jones-UBS Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Dow Jones-UBS Copper Subindex Total ReturnSM includes the contract in the Dow Jones-UBS Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the Copper Index’s calculation methodology with historical prices for the futures contracts comprising the Copper Index. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the Copper Index. As a result, there are inherent limitations in comparing such performance against the Copper Index. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Dow Jones-UBS Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2013; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the Copper Index in comparison with the actual total return of a major index and spot copper prices (less storage cost) between September 30, 2003 and September 30, 2013.

10 Year Comparison of Index Returns of the S&P GSCI Copper TR,
DJ-UBS Copper TR, Spot Copper price, Spot Copper Price less Storage
Cost, and the Hypothetical Returns of the SCI TR (9/30/03-9/30/13)

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Copper Index in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison Of Index Returns of the S&P GSCI Copper TR,
DJ-UBS Copper TR, Spot Copper price, Spot Copper Price
less Storage Cost, and the Hypothetical Returns of the SCI TR (9/30/08-9/30/13)

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

The monthly weighting selection is a three-step process based upon examination of the relevant futures prices for each agricultural commodity:

1)
The annualized percentage price difference between the closest-to-expiration Benchmark Component Agriculture Futures Contract and the next closest-to-expiration Benchmark Component Agriculture Futures Contract is calculated for each of the 14 eligible agricultural commodities on the fifth business day prior to the first business day of the next calendar month (the “Selection Date”). The four agricultural commodities with the highest percentage price difference are selected.

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the Agriculture Index as of September 30, 2013.

Agriculture Index Commodity Weights
as of September 30, 2013

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

The table and chart below show the hypothetical performance of the Agriculture Index from December 31, 2002 through September 30, 2013.

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

Since the Agriculture Index was launched on September 23, 2010, there is no actual performance history of the Agriculture Index to present. However, the components of the Agriculture Index and the weighting of the components of the Agriculture Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the Agriculture Index would have performed from December 31, 2002 through September 30, 2013 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Agriculture Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period
from December 31, 2002 through September 30, 2013

Year	Ending Level*	Annual Return
2002	179.705	19.48%
2003	201.497	12.13%
2004	213.353	5.88%
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.610	3.39%
2013 (YTD)	336.460	(6.70)%

*
The “base level” for the Agriculture Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year
Hypothetical Total Returns (1998-9/30/13)

 PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the Agriculture Index in comparison with the actual total return of three major indexes from December 31, 1997 through September 30, 2013.

	Hypothetical and Historical Results for the period from December 31,
	1997 through September 30, 2013
	DJ-UBS Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	(17)%	(49)%	12%	56%
Average annual return (total)	0.35%	(2.62)%	1.78%	3.72%
Annualized volatility	20.51%	21.23%	19.62%	15.58%
Annualized Sharpe ratio	(0.09)	(0.23)	(0.03)	(0.09)

The table above shows the performance of the Agriculture Index from December 31, 1997 through September 30, 2013 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Dow Jones-UBS Agriculture Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Dow Jones-UBS Agriculture Total Return Sub-IndexSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI Total Return Index is derived by using the Agriculture Index’s calculation methodology with historical prices for the futures contracts comprising the Agriculture Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the Agriculture Index. As a result, there are inherent limitations in comparing the performance of such indices against the Agriculture Index. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through September 30, 2013; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the Agriculture Index in comparison with the actual total return of three major indexes between September 30, 2003 and September 30, 2013.

10 Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,
DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR
(9/30/03-9/30/13)

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
(9/30/08-9/30/2013)

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

108

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

The following graph shows the metal weights of the metals selected for inclusion in the Metals Index as of September 30, 2013.

SDMI Commodity Weights
as of September 30, 2013

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

The table and chart below show the hypothetical performance of the Metals Index from December 31, 2002 through September 30, 2013.

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

Since the Metals Index was launched on September 23, 2010, there is no actual performance history of the Metals Index to present. However, the components of the Metals Index and the weighting of the components of the Metals Index are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the Metals Index would have performed from December 31, 2002 through September 30, 2013 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the Metals Index. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period
from December 31, 2002 through September 30, 2013

Year	Ending Level*	Annual Return
2002	150.366	7.23%
2003	212.818	41.53%
2004	262.652	23.42%
2005	347.386	32.26%
2006	589.403	69.67%
2007	669.439	13.58%
2008	425.151	(36.49)%
2009	735.929	73.10%
2010	975.580	32.56%
2011	823.695	(15.57)%
2012	865.680	5.10%
2013 (YTD)	751.460	(13.19)%

*
The “base level” for the Metals Index was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

SummerHaven Dynamic Metals Index Year-Over-Year
Hypothetical Total Returns (1998-9/30/2013 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the Metals Index in comparison with the actual total return of three major indexes between December 31, 1997 and September 30, 2013.

	Hypothetical and Historical Results for the period from December 31, 1997 through September 30, 2013
	DJ-UBS Industrial Metals TR	RICI Metals TR	DB LCI OY Industrial Metals TR	SDMI TR
Total return	139%	331%	206%	496%
Average annual return (total)	10.62%	12.61%	12.68%	15.27%
Annualized volatility	22.95%	18.67%	21.72%	19.64%
Annualized Sharpe ratio	0.44	0.62	0.56	0.72

The table above shows the performance of the Metals Index from December 31, 1997 through September 30, 2013 in comparison with three traditional metals indices: the Rogers International Commodity Index® — Metals Total Return, Dow Jones-UBS Industrial Metals Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM. The Rogers International Commodity Index® — Metals Total Return is an index of ten metals commodity futures contracts, representing commodities consumed in the global economy and is a sub-index of the Rogers International Commodity Index. The Dow Jones-UBS Industrial Metals Total Return Sub-IndexSM is currently composed of four futures contracts on industrial metals, three of which (aluminum, nickel and zinc) are traded on the London Metal Exchange and the other of which (copper) is traded on the COMEX division of the New York Mercantile Exchange. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM is designed to reflect the performance of certain futures contracts on aluminum, copper and zinc. The data for the SDMI Total Return Index is derived by using the Metals Index’s calculation methodology with historical prices for the futures contracts comprising the Metals Index. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the Metals Index. As a result, there are inherent limitations in comparing the performance of such indices against the Metals Index. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USMI is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2013; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the Metals Index in comparison with the actual total return of three major indexes between September 30, 2003 and September 30, 2013.

10 Year Comparison of Index Returns of the DJ-UBS IM TR,
RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI TR
(9/30/03-9/30/13)

Source: SummerHaven Index Management, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the Metals Index in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the DJ-UBS IM TR,
RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI TR
(9/30/08-9/30/13)

Source: SummerHaven Index Management, Bloomberg, LME

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at its custodian bank and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2013, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2013, each Trust Series used other assets to pay expenses, which could cause a decrease in its NAV over time. To the extent expenses exceed income, each Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2013, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. An FCM, when acting on behalf of each Trust Series in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2013, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the nine months ended September 30, 2013, CPER did not make investments on any foreign exchanges. During the nine months ended September 30, 2013, the only foreign exchange on which USAG made investments was the ICE Futures. Those Futures Contracts are denominated in U.S. dollars. During the nine months ended September 30, 2013, the only foreign exchange on which USMI made investments was the LME. Those Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2013, each of USCI, CPER, USAG and USMI held cash deposits and investments in Treasuries in the amount of $547,413,165, $2,240,330, $2,407,604 and $2,307,151, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2013, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of September 30, 2013 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem units, which redemptions must be in blocks of 50,000 units effective as of May 1, 2012 called “Redemption Baskets.” (Prior to May 1, 2012, the size of the Redemption Basket was 100,000 units). Each Trust Series has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed. From July 1, 2011 through September 30, 2013 (and continuing at least through May 1, 2014), Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Purchasers paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through September 30, 2013 (and continuing at least through May 1, 2014), Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2013, FCM fees were approximately 0.07% of average daily total net assets for USCI, approximately 0.03% of average daily total net assets for CPER, approximately 0.08% of average daily total net assets for USAG and approximately 0.03% of average daily total net assets for USMI. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 1 of this quarterly report on Form 10-Q.

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

As of September 30, 2013, USCI’s portfolio consisted of 14,844 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 27 Futures Contracts traded on the COMEX, USAG’s portfolio consisted of 69 Futures Contracts traded on the Futures Exchanges and USMI’s portfolio consisted of 59 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s, USAG’s and USMI’s current holdings, please see USCI’s website at www.unitedstatescommodityindexfund.com, CPER’s website at  www.unitedstatescopperindexfund.com, USAG’s website at www.unitedstatesagricultureindexfund.com and USMI’s website at  www.unitedstatesmetalsindexfund.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER, USAG and USMI during the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2013, none of the Trust Series employed any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, none of the Trust Series’ was exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 13, 2013, except for the modifications of the risk factors as set forth below.

SummerHaven relies heavily on key personnel to manage advisory activities.

Although SummerHaven has increased its staff over the past several years, SummerHaven relies heavily on key personnel to manage advisory activities.  In providing trading advisory services to each Trust Series with respect to its Applicable Index, SummerHaven relies heavily on Messrs. Kurt Nelson, Ashraf Rizvi, Joseph Schultz and Dr. K. Geer Rouwenhorst.  Messrs. Nelson, Rizvi, Schultz and Dr. Rouwenhorst intend to allocate their time to managing the assets of each Trust Series in a manner that they deem appropriate.  If such key personnel of SummerHaven were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of SummerHaven.

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

Date: November 12, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date November 12, 2013