Form 10-K
period 2013-12-31
United States Commodity Index Funds Trust
filed 2014-03-10
CIK 1479247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust
(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Harrison Street, Suite 1530
Oakland, California 94612
(Address of principal executive offices) (Zip code)

(510) 522-9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares of United States Commodity Index Fund	NYSE Arca, Inc.
Shares of United States Copper Index Fund	NYSE Arca, Inc.
Shares of United States Agriculture Index Fund	NYSE Arca, Inc.
Shares of United States Metals Index Fund	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2013 and the number of outstanding shares of each series of the registrant as of March 5, 2014 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2013	Number of Outstanding Shares as of March 5, 2014
United States Commodity Index Fund	$497,549,733	9,450,000
United States Copper Index Fund	2,108,945	100,000
United States Agriculture Index Fund	2,413,879	100,000
United States Metals Index Fund	2,073,896	100,000
Total	$504,146,453	9,750,000

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I

Item 1.   Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into four separate series (each series, a “Trust Series” and collectively, the “Trust Series”). The Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012 and the United States Metals Index Fund (“USMI”), a commodity pool formed on November 26, 2010 and first made available to the public on June 19, 2012. The Trust and Trust Series maintain their main business offices at 1999 Harrison Street, Suite 1530, Oakland, CA 94612. USCI, CPER, USAG and USMI each issues shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The Trust and each Trust Series operate pursuant to the terms of the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement dated as of March 22, 2013, as amended from time to time, (the “Trust Agreement”), which grants full management control to their sponsor, United States Commodity Funds LLC (“USCF”).

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SummerHaven Indexing”) and calculated and published by Bloomberg, L.P. (“Bloomberg”). USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI’s shares began trading on August 10, 2010. As of December 31, 2013, USCI held 2,409 Futures Contracts on the NYMEX, 2,943 Futures Contracts on the ICE Futures, 1,529 Futures Contracts on the CBOT, 1,128 Futures Contracts on the CME, 5,130 Futures Contracts on the LME and 434 Futures Contracts on the COMEX.

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “SCITR”), less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts (as defined below) that comprise the SCITR or the prices of any particular group of Futures Contracts. CPER will not seek to achieve a stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Copper-Related Investments (as defined below). The SCITR is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts. The SCITR is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. The SCITR is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SummerHaven Indexing. The Eligible Copper Futures Contracts that at any given time make up the SCITR are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of December 31, 2013, CPER held 27 Futures Contracts on the COMEX.

USAG’s Investment Objective

The investment objective of USAG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”), less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the SDAI or the prices of any particular group of Futures Contracts. USAG will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Agriculture-Related Investments (as defined below). The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the SDAI are traded on ICE Future US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The SDAI is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.” The relative weighting of the Benchmark Component Agriculture Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Agriculture Futures Contracts developed by SummerHaven Indexing.

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of December 31, 2013, USAG held 29 Futures Contracts on the ICE Futures, 11 Futures Contracts on the CME, 1 Futures Contract on the KCBT and 27 Futures Contracts on the CBOT.

USMI’s Investment Objective

The investment objective of USMI is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Metals Index Total ReturnSM (the “SDMI”), less USMI’s expenses. USCF does not intend to operate USMI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Metals Futures Contracts (as defined below) that comprise the SDMI or the prices of any particular group of Futures Contracts. USMI will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Metals-Related Investments (as defined below). The SDMI is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the metals in the SDMI that are traded on the NYMEX, the LME and COMEX are collectively referred to herein as “Eligible Metals Futures Contracts.” The SDMI is comprised of 10 Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Metals Futures Contracts that at any given time make up the SDMI are referred to herein as “Benchmark Component Metals Futures Contracts.” The relative weighting of the Benchmark Component Metals Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Metals Futures Contracts developed by SummerHaven Indexing.

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the SDMI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” USMI’s shares began trading on June 19, 2012. As of December 31, 2013, USMI held 3 Futures Contracts on the NYMEX, 90 Futures Contracts on the LME and 12 Futures Contracts on the COMEX.

Other Defined Terms – Trust Series

The SDCI, the SCITR, the SDAI and the SDMI are referred to throughout this annual report on Form 10-K collectively as the “Applicable Index” or “Indices.”

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, CA 94612. USCF is a wholly owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership or control of a majority of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a Swaps Firm on August 8, 2013.

USCF also serves as general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”). USO, UNG, USL, UGA, UHN, DNO, UNL and BNO are actively operating funds and all are listed on the NYSE Arca. All funds listed previously are referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in the Trust Series may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the U.S. Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

USCF previously filed registration statements to register shares of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. On December 30, 2013, USCF withdrew the registration statements for USSF, UNGD, USGO and UAC effective December 31, 2013. On January 27, 2014, USCF withdrew the registration statement for HARD. HARD was never available to the public, and at the time of withdrawal, HARD was still in the process of review by various regulatory agencies which have regulatory authority over USCF and HARD.

USCF is required to evaluate the credit risk of each Trust Series to the futures commission merchant (“FCM”), oversee the purchase and sale of each Trust Series’ shares by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of each Trust Series and manage each Trust Series’ investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for each Trust Series (the “Marketing Agent”), Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for each Trust Series, and SummerHaven Investment Management, LLC (“SummerHaven”), which serves as the commodity trading advisor for USCI, CPER, USAG and USMI.

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

How Does Each Trust Series Operate?

An investment in the shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in commodities prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the commodities market in a transparent, cost-effective manner.

The investment objective of each Trust Series is for the daily changes in percentage terms of its per share NAV to reflect the daily changes in percentage terms of the Applicable Index, less each Trust Series expenses. USCF does not intend to operate any Trust Series in a fashion such that its per share NAV will equal, in dollar terms, the price of the Applicable Index or the price of any particular Applicable Benchmark Component Futures Contract. USCF believes that it is not practical to manage each Trust Series’ portfolio to achieve such an investment goal when investing in the Applicable Benchmark Component Futures Contracts and Other Related Investments.

How USCI Seeks to Achieve Its Investment Objective.  USCI seeks to achieve its investment objective by investing in a mix of Commodity Interests such that the daily changes in its per share NAV will closely track the daily changes in the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. The portfolio rebalancing takes place during the last four business days of the month (“Rebalancing Period”). At the end of each of the days in the Rebalancing Period, one fourth of the prior month portfolio positions are replaced by equally-weighted positions reflecting the particular Benchmark Component Futures Contracts determined on the selection date, which is the fifth business day before the end of the month (“USCI’s Selection Date”). At the end of the Rebalancing Period, the SDCI will have an equal-weight position of approximately 7.14% in each of the selected Benchmark Component Futures Contracts which will be reflected in the rebalanced portfolio. After fulfilling the collateral requirements with respect to its Commodity Interests, USCI invests the remainder of its proceeds from the sale of creation baskets in short-term obligations of the United States of two years or less (“Treasuries”) or cash equivalents, and/or merely holds such assets in cash (generally in interest-bearing accounts).

How CPER Seeks to Achieve Its Investment Objective.  CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, it may then invest in Other Copper-Related Investments. After fulfilling the collateral requirements with respect to its Copper Interests, CPER invests the remainder of its proceeds from the sale of creation baskets in Treasuries or cash equivalents, and/or merely holds such assets in cash (generally in interest-bearing accounts).

How USAG Seeks to Achieve Its Investment Objective.  USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, it may then invest in Other Agriculture-Related Investments. After fulfilling the collateral requirements with respect to its Agriculture Interests, USAG will invest the remainder of its proceeds from the sale of creation baskets in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

How USMI Seeks to Achieve Its Investment Objective.  USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, it may then invest in Other Metal-Related Investments. After fulfilling the collateral requirements with respect to its Metals Interests, USMI will invest the remainder of its proceeds from the sale of creation baskets in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

The anticipated dates on which each Trust Series’ positions in Applicable Interests will be rebalanced on a monthly basis are posted on each Trust Series’ website at www.unitedstatescommodityfunds.com, and are subject to change without notice.

USCF employs a “neutral” investment strategy in order to track changes in the Applicable Index regardless of whether the Applicable Index goes up or goes down. Each Trust Series’ “neutral” investment strategy is designed to permit investors generally to purchase and sell each Trust Series’ shares for the purpose of investing indirectly in the applicable commodities market in a cost-effective manner, and/or to permit participants in the applicable commodities or other industries to hedge the risk of losses in their applicable commodity-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodities market and/or the risks involved in hedging may exist. In addition, an investment in a Trust Series involves the risks that the changes in the price of the Trust Series’ shares will not accurately track the changes in the Applicable Index, and that changes in the Applicable Index will not closely correlate with changes in the spot prices of the applicable commodities underlying the Applicable Benchmark Component Futures Contracts.

Each Trust Series’ investment objective is for the daily changes in percentage terms of its per share NAV to reflect the daily changes in percentage terms of the Applicable Index, not to have the market price of its shares match, dollar for dollar, changes in the price of the Applicable Index or the applicable commodities underlying the Applicable Benchmark Component Futures Contracts that make up the Applicable Index. Contango and backwardation may impact the total return on investment in shares of a Trust Series relative to a hypothetical direct investment in the commodities underlying the Applicable Benchmark Component Futures Contracts that make up the Applicable Index and, in the future, it is likely that the relationship between the market prices of a Trust Series’ shares and changes in the spot prices of the commodities underlying the Applicable Benchmark Component Futures Contracts that make up the Applicable Index could be impacted by contango and backwardation. It is important to note that this comparison ignores the potential costs associated with physically owning and storing commodities, which could be substantial. For a more in-depth discussion of the impact of contango and backwardation, see “Item 1A. Risk Factors — The price relationship between each Applicable Index at any point in time and the Futures Contracts that will became the Applicable Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices”  in this annual report on Form 10-K.

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

Each Trust Series’ total portfolio composition is disclosed each business day that the NYSE Arca is open for trading on the applicable Trust Series’ website. For a list of each of USCI’s, CPER’s, USAG’s and USMI’s current holdings, please see www.unitedstatescommodityfunds.com. The website disclosure of portfolio holdings for each Trust Series is made daily and includes, as applicable, the name and value of each Applicable Benchmark Component Futures Contract, the specific types and values of Other Related Investments and characteristics of such Other Related Investments, the name and value of each Treasury and cash equivalent, and the amount of cash held in each Trust Series, as applicable. Each Trust Series’ website is publicly accessible at no charge. Each Trust Series’ assets used for margin and collateral are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The shares issued by a Trust Series may only be purchased by Authorized Purchasers and, effective as of May 1, 2012, only in blocks of 50,000 shares called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Prior to May 1, 2012, each of USCI, CPER and USAG issued shares to Authorized Purchasers by offering baskets consisting of 100,000 shares through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). USMI was not available to the public until June 19, 2012, and from its inception of offering, issues shares to certain Authorized Purchasers by offering baskets consisting of 50,000 shares through the Marketing Agent. Similarly, only Authorized Purchasers may redeem shares and only in blocks of 50,000 shares called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual per share NAV calculated at the end of the business day when a request for a purchase or redemption is received by the applicable Trust Series. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Applicable Benchmark Component Futures Contracts, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of each trading day.

While each Trust Series only issues shares in Creation Baskets, shares are listed on the NYSE Arca and investors may purchase and sell shares at market prices like any security.

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

Each Trust Series endeavors to place trades in Applicable Interests and otherwise manage its investments so that “A” will be within plus/minus 10 percent of “B”, where:

•
A is the average daily percentage change in such Trust Series’ per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which the Trust Series calculates its per share NAV; and

•	B is the average daily percentage change in the price of the Applicable Index over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in each Trust Series’ share price on the NYSE Arca to closely track the daily changes in such Trust Series’ per share NAV. USCF believes that the net effect of this expected relationship and the expected relationship described above between a Trust Series’ per share NAV and the Applicable Index will be that the daily changes in the price of a Trust Series’ shares on the NYSE Arca will closely track the daily changes in the Applicable Index, less such Trust Series’ expenses. While the Applicable Index is composed of Applicable Benchmark Component Futures Contracts and is therefore a measure of the prices of the applicable commodities comprising the Applicable Index for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the Applicable Index and the cash or spot prices of the commodities underlying the Applicable Benchmark Component Futures Contracts.

Commodity Interests.  The specific Commodity Interests purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USCI’s investments. While USCF has made significant investments in Benchmark Component Futures Contracts on the Futures Exchanges, for various reasons, including the ability to enter into the precise amount of exposure to the commodities market and position limits on Futures Contracts, it may also invest in economically equivalent Futures Contracts other than those that compose the Benchmark Component Futures Contracts and Other Commodity-Related Investments. To the extent that USCI invests in Other Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Futures Contracts, including cleared swaps that satisfy such criteria, and then to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If USCI is required by law or regulation, or by one of its regulators, including a Futures Exchange, to reduce its position in one or more Benchmark Component Futures Contracts to the applicable position limit or to a specified accountability level, a substantial portion of USCI’s assets could be invested in Other Commodity-Related Investments that are intended to replicate the return on the SDCI or particular Benchmark Component Futures Contracts. As USCI’s assets reach higher levels, USCI is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in Other Commodity-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity-Related Investments include those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of regulation on USCI’s ability to invest in OTC transactions and cleared swaps.

Copper Interests.  The specific Copper Interests purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of CPER’s investments. USCF anticipates, particularly while CPER has lesser amounts of assets, that it will make significant investments in Benchmark Component Copper Futures Contracts on the COMEX. In addition, for various reasons, including the ability to enter into the precise amount of exposure to the copper market or due to market conditions regarding liquidity or pricing of differing futures contracts, it may invest in other exchange-traded futures contracts that are economically identical or substantially similar to, the Benchmark Component Copper Futures Contracts. USCF further anticipates that as CPER grows larger, due to position limits on futures contracts or other regulatory requirements limiting CPER’s holdings, and market conditions, it may also invest in Other Copper-Related Investments. To the extent that CPER invests in Other Copper-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Copper Futures Contracts. In considering the use of Other Copper-Related Investments, USCF anticipates that it would first make use of swaps that clear through derivatives clearing organizations that satisfy CPER’s criteria if such swaps are available with respect to the Benchmark Component Copper Futures Contracts or the copper futures contracts included in the SCITR. Then, and to a lesser extent, it would invest in other types of contracts, instruments and swaps, including uncleared swaps in the over-the-counter market. If CPER is required by law or regulation, or by one of its regulators, including the COMEX, to reduce its position in one or more Benchmark Component Copper Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Copper-Related Investments, a substantial portion of CPER’s assets could be invested in accordance with such priority in Other Copper-Related Investments that are intended to replicate the return on the SCITR or particular Benchmark Component Copper Futures Contracts. As CPER’s assets reach higher levels, CPER is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Copper-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause CPER to invest in Other Copper-Related Investments include those allowing CPER to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of regulation on CPER’s ability to invest in OTC transactions and cleared swaps.

Agriculture Interests.  The specific Agriculture Interests purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of USAG’s investments. USCF anticipates, particularly while USAG has lesser amounts of assets, that it will make significant investments in Benchmark Component Agriculture Futures Contracts on ICE Futures US, ICE Futures Canada, CBOT, KCBT and the CME. In addition, for various reasons, including the ability to enter into the precise amount of exposure to the agricultural commodities market or due to market conditions regarding liquidity or pricing of differing futures contracts, it may invest in other exchange-traded futures contracts that are economically identical or substantially similar to, the Benchmark Component Agriculture Futures Contracts. USCF further anticipates that as USAG grows larger, due to position limits on futures contracts or other regulatory requirements limiting USAG’s holdings, and market conditions, it may also invest in Other Agriculture-Related Investments. To the extent that USAG invests in Other Agriculture-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Agriculture Futures Contracts. In considering the use of Other Agriculture-Related Investments, USCF anticipates that it would first make use of swaps that clear through derivatives clearing organizations that satisfy USAG’s criteria if such swaps are available with respect to the Benchmark Component Agriculture Futures Contracts or the agricultural commodity futures contracts included in the SDAI. Then, and to a lesser extent, it would invest in other types of contracts, instruments and swaps, including uncleared swaps in the over-the-counter market. If USAG is required by law or regulation, or by one of its regulators, including ICE Futures US, ICE Futures Canada, CBOT, KCBT or the CME, to reduce its position in one or more Benchmark Component Agriculture Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Agriculture-Related Investments, a substantial portion of the USAG’s assets could be invested in accordance with such priority in Other Agriculture-Related Investments that are intended to replicate the return on the SDAI or particular Benchmark Component Agriculture Futures Contracts. As the USAG’s assets reach higher levels, USAG is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Agriculture-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USAG to invest in Other Agriculture-Related Investments include those allowing USAG to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of regulation on USAG’s ability to invest in OTC transactions and cleared swaps.

Metals Interests.  The specific Metals Interests purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of USMI’s investments. USCF anticipates, particularly while USMI has lesser amounts of assets, that it will make significant investments in Benchmark Component Metals Futures Contracts on the NYMEX, LME and COMEX. In addition, for various reasons, including the ability to enter into the precise amount of exposure to the metals market or due to market conditions regarding liquidity or pricing of differing futures contracts, it may invest in other exchange-traded futures contracts that are economically identical or substantially similar to, the Benchmark Component Metals Futures Contracts. USCF further anticipates that as USMI grows larger, due to position limits on futures contracts or other regulatory requirements limiting USMI’s holdings, and market conditions, it may also invest in Other Metals-Related Investments. To the extent that USMI invests in Other Metals-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Metals Futures Contracts. In considering the use of Other Metals-Related Investments, USCF anticipates that it would first make use of swaps that clear through derivatives clearing organizations that satisfy USMI’s criteria if such swaps are available with respect to the Benchmark Component Metals Futures Contracts or the copper futures contracts included in the SDMI. Then, and to a lesser extent, it would invest in other types of contracts, instruments and swaps, including uncleared swaps in the over-the-counter market. If USMI is required by law or regulation, or by one of its regulators, including the NYMEX, LME and COMEX, to reduce its position in one or more Benchmark Component Metals Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Metals-Related Investments, a substantial portion of USMI’s assets could be invested in accordance with such priority in Other Metals-Related Investments that are intended to replicate the return on the SDMI or particular Benchmark Component Metals Futures Contracts. As USMI’s assets reach higher levels, USMI is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Metals-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USMI to invest in Other Metals-Related Investments include those allowing USMI to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of regulation on USMI’s ability to invest in OTC transactions and cleared swaps.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2013, USCI held 2,409 Futures Contracts on the NYMEX, 2,943 Futures Contracts on the ICE Futures, 1,529 Futures Contracts on the CBOT, 1,128 Futures Contracts on the CME, 5,130 Futures Contracts on the LME and 434 Futures Contracts on the COMEX. CPER held 27 Futures Contracts on the COMEX. USAG held 29 Futures Contracts on the ICE Futures, 11 Futures Contracts on the CME, 1 Futures Contract on the KCBT and 27 Futures Contracts on the CBOT. USMI held 3 Futures Contracts on the NYMEX, 90 Futures Contracts on the LME and 12 Futures Contracts on the COMEX. For the year ended December 31, 2013, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2013, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”).  Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect the Trust Series, but it may be substantial and adverse. By way of example, the aggregation rules in combination with the Position Limit Rules may negatively impact the ability of the Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of each Trust Series. See “Commodity Interest Markets – Regulation” in this annual report on Form 10-K for additional information.

Price Volatility.  The price volatility of futures contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Because each Trust Series invests a significant portion of its assets in futures contracts, the assets of each Trust Series, and therefore the price of each Trust Series’ shares, may be subject to greater volatility than traditional securities.

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

What is the SDCI?

The SDCI was developed based upon academic research by Yale University professors Gary B. Gorton and K. Geert Rouwenhorst, and Hitotsubashi University professor Fumio Hayashi. The SDCI is designed to reflect the performance of a fully margined or collateralized portfolio of 14 commodity futures contracts with equal weights, selected each month from a universe of 27 eligible commodity futures contracts. The SDCI is rules-based and rebalanced monthly based on observable price signals. In this context, the term “rules-based” is meant to indicate that the composition of the SDCI in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that relate to the commodities that are eligible to be included in the SDCI. Such formulas are not subject to adjustment based on other factors. The overall return on the SDCI is generated by two components: (i) uncollateralized returns from the commodity futures contracts comprising the SDCI and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S. Department of the Treasury. SummerHaven Indexing is the owner of the SDCI.

The SDCI is composed of physical non-financial commodity futures contracts with active and liquid markets traded upon futures exchanges in major industrialized countries. The futures contracts are denominated in U.S. dollars and weighted equally by notional amount. The SDCI currently reflects commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

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

Prior to the end of each month, SummerHaven Indexing determines the composition of the SDCI and provides such information to Bloomberg. Values of the SDCI are computed by Bloomberg and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily SDCI value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDCITR:IND”. Only settlement and last-sale prices are used in the SDCI’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying SDCI may lag its theoretical value. This tendency to lag is evident at the end of the day when the SDCI value is based on the settlement prices of the Benchmark Component Futures Contracts, and explains why the underlying SDCI often closes at or near the high or low for the day.

Composition of the SDCI

The composition of the SDCI on any given day, as determined and published by SummerHaven Indexing, is determinative of the benchmark for USCI. However, it is not possible to anticipate all possible circumstances and events that may occur with respect to the SDCI and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the SDCI that cannot be adequately reflected in this description of the SDCI. All questions of interpretation with respect to the application of the provisions of the SDCI methodology, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SummerHaven Indexing.

Contract Expirations

Because the SDCI is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the SDCI for each commodity during a given year are designated by SummerHaven Indexing, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a Futures Exchange ceases trading in all contract expirations relating to a particular Futures Contract, SummerHaven Indexing may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the SDCI. To the extent practicable, the replacement is effected during the next monthly review of the composition of the SDCI. If that timing is not practicable, SummerHaven Indexing determines the date of the replacement based on a number of factors, including the differences between the existing Futures Contract and the replacement Futures Contract with respect to contractual specifications and contract expirations.

If a contract is eliminated and there is no replacement contract, the underlying commodity will necessarily be dropped from the SDCI. The designation of a replacement contract, or the elimination of a commodity from the SDCI because of the absence of a replacement contract, could affect the value of the SDCI, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the remaining contracts. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the SDCI.

Commodity Selection

Fourteen of the 27 eligible Futures Contracts are selected for inclusion in the SDCI for the next month, subject to the constraint that each of the six commodity sectors is represented by at least one commodity. The methodology used to select the 14 Futures Contracts is based solely on quantitative data using observable futures prices and is not subject to human bias.

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

When evaluating the data from the second step, all six commodity sectors must be represented. If the selection of the seven additional commodities with the highest price change fails to meet the overall diversification requirement that all six commodity sectors are represented in the SDCI, the commodity with the highest price change among the commodities of the omitted sector(s) would be substituted for the commodity with the lowest price change among the seven additional commodities.

The 14 commodities selected are included in the SDCI for the next month on an equally-weighted basis. Due to the dynamic monthly commodity selection, the sector weights will vary from approximately 7% to 43% over time, depending on the price observations each month. USCI’s Selection Date for the SDCI is the fifth business day prior to the first business day of the next calendar month.

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of December 31, 2013.

USCI Sector Weightings
As of December 31, 2013

Contract Selection

For each commodity selected for inclusion into the SDCI for a particular month, the SDCI selects a specific Futures Contract with a tenor (i.e., contract month) among the eligible tenors (the range of contract months) based upon the relative prices of the Futures Contracts within the eligible range of contract months. The previous notwithstanding, the contract expiration is not changed for such month if a contract remains in the SDCI, as long as the contract does not expire or enter its notice period in the subsequent month.

Portfolio Construction

The portfolio rebalancing takes place during the Rebalancing Period. At the end of each of the days in the Rebalancing Period, one fourth of the prior month portfolio positions are replaced by an equally-weighted position in the commodity contracts determined on USCI’s Selection Date. At the end of the Rebalancing Period, the SDCI takes an equal-weight position of approximately 7.14% in each of the selected commodity contracts.

SDCI Total Return Calculation

The value of the SDCI on any business day is equal to the product of (i) the value of the SDCI on the immediately preceding business day multiplied by (ii) one plus the sum of the day’s returns for another version of the SDCI known as the SummerHaven Dynamic Commodity Index Excess Return (“SDCI ER”) (explained below) and one business day’s interest from hypothetical Treasuries. The value of the SDCI is calculated and published by Bloomberg.

SDCI Base Level

The SDCI was set to 100 on January 2, 1991.

SDCI ER Calculation

The total return of the SDCI ER reflects the percentage change of the market values of the underlying commodity futures. During the Rebalancing Period, the SDCI changes its contract holdings during a four day period. The value of the SDCI ER at the end of a business day “t” is equal to the SDCI ER value on day “t-1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t-1”.

Rebalancing Period

During the Rebalancing Period, existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

2014 Holiday Schedule

The SDCI will not be computed on the following weekdays in 2014:

January	1
January	20
February	17
April	18
May	26
July	4
September	1
November	27
December	25

The holiday schedule is subject to change. USCI will also not accept orders for Creation Baskets or Redemption Baskets on these days.

What is the SCITR?

The SCITR is a single-commodity index designed to be an investment benchmark for copper as an asset class. The SCITR is composed of copper futures contracts on the COMEX exchange. The SCITR attempts to maximize backwardation and minimize contango while utilizing contracts in liquid portions of the futures curve.

The SCITR is rules-based and is rebalanced monthly based on observable price signals described below in the section “Contract Selection and Weighting.” In this context, the term “rules-based” is meant to indicate that the composition of the SCITR in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that are included in the SCITR. Such formulas are not subject to adjustment based on other factors.

The overall return on the SCITR is generated by two components: (i) uncollateralized returns from the Benchmark Component Copper Futures Contracts comprising the SCITR, and (ii) a daily fixed income return reflecting the interest earned on hypothetical 3-month Treasuries, calculated using the weekly auction rate for 3-Month Treasuries published by the U.S. Department of the Treasury. SummerHaven Indexing is the owner of the SCITR.

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

Prior to the end of each month, SummerHaven Indexing determines the composition of the SCITR and provides such information to the NYSE Arca. Values of the SCITR are computed by the NYSE Arca and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily SCITR value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SCITR”. Only settlement and last-sale prices are used in the SCITR’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying SCITR may lag its theoretical value. This tendency to lag is evident at the end of the day when the SCITR value is based on the settlement prices of the Benchmark Component Copper Futures Contracts, and explains why the underlying SCITR often closes at or near the high or low for the day.

Composition of the SCITR

The composition of the SCITR on any given day, as determined and published by SummerHaven Indexing, is determinative of the benchmark for CPER. Neither the index methodology for the SCITR nor any set of procedures, however, are capable of anticipating all possible circumstances and events that may occur with respect to the SCITR and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the SCITR that cannot be adequately reflected in this description of the SCITR. All questions of interpretation with respect to the application of the provisions of the index methodology for the SCITR, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SummerHaven Indexing.

Contract Expirations

Because the SCITR is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the SCITR for each commodity during a given year are designated by SummerHaven Indexing, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a futures exchange, such as the COMEX, ceases trading in all contract expirations relating to an Eligible Copper Futures Contract, SummerHaven Indexing may designate a replacement contract. The replacement contract must satisfy the eligibility criteria for inclusion in the SCITR. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the SCITR. If that timing is not practicable, SummerHaven Indexing will determine the date of the replacement based on a number of factors, including the differences between the existing Benchmark Component Copper Futures Contract and the replacement contract with respect to contractual specifications and contract expirations.

The designation of a replacement contract could affect the value of the SCITR, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the replacement contract. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the SCITR.

Contract Selection and Weighting

Weights for each of the Benchmark Component Copper Futures Contracts are determined for the next month. The methodology used to calculate the SCITR weighting is based solely on quantitative data using observable futures prices and is not subject to human bias.

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

2a)  Backwardation: If the copper futures curve is in backwardation on the Selection Date, the SCITR takes positions in the two Eligible Copper Futures Contracts with the highest annualized percentage price difference, each weighted at 50%.

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

2b)  Contango: If the copper futures curve is in contango, then the SCITR takes positions in three Eligible Copper Futures Contracts, as follows: first, the SCITR takes positions in the two Eligible Copper Futures Contracts with the highest annualized percentage price difference, each weighted at 25%; then, the SCITR also takes a position in the closest-to-expiration December Eligible Future Contract that has expiration more distant than the fourth of the Next Four Eligible Copper Futures Contracts for the applicable month, which position is weighted at 50%.

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

Due to the dynamic monthly weighting calculation, the individual weights will vary-over time, depending on the price observations each month. CPER’s Selection Date for the SCITR is the last business day of the calendar month.

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCITR as of December 31, 2013.

Portfolio Construction

The portfolio rebalancing takes place during the Rebalancing Period. At the end of each of the days in the Rebalancing Period one fourth of the prior month portfolio positions are replaced by the new weights for the Benchmark Component Copper Futures Contracts determined on CPER’s Selection Date.

SCITR Total Return Calculation

The value of the SCITR on any business day is equal to the product of (i) the value of the SCITR on the immediately preceding business day multiplied by (ii) one plus the sum of the day’s returns for another version of the SCITR known as the SummerHaven Dynamic Copper Index Excess Return (“SCI ER”) (explained below) and one business day’s interest from the hypothetical Treasury Bill portfolio. The value of the SCITR will be calculated and published by the NYSE Arca.

SCITR Base Level

The SCITR was set to 100 on January 2, 1991.

SCI ER Calculation

The total return of the SCI ER reflects the percentage change of the market values of the underlying commodity futures. During the Rebalancing Period, the SCITR changes its contract holdings and weightings during a four day period. The value of the SCI ER at the end of a business day “t” is equal to the SCI ER value on day “t -1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t -1”.

Rebalancing Period

The SCITR is rebalanced during the first 4 business days of each calendar month, when existing positions are placed by new positions and weightings based on the signals used for contract selection on the last business day of the prior calendar month as outlined above.

2014 Holiday Schedule

The SCITR will not be computed on the following weekdays in 2014:

January	1
January	20
February	17
April	18
May	26
July	4
September	1
November	27
December	25

The holiday schedule is subject to change. CPER will also not accept Creation Baskets or Redemption Baskets on these days.

What is the SDAI?

The SDAI is an agricultural sector index designed to broadly represent major agricultural commodities while overweighting the components that are assessed to be in a low inventory state and underweighting the components assessed to be in a high inventory state.

The SDAI consists of fourteen agricultural markets: soybeans, corn, soft red winter wheat, hard red winter wheat, soybean oil, soybean meal, canola, sugar, cocoa, coffee, cotton, live cattle, feeder cattle and lean hogs. Each agricultural commodity is assigned a base weight based on an assessment of market liquidity and the commodity’s overall economic importance. Each commodity is U.S. dollar based, with the exception of canola, which is quoted in Canadian dollars and converted to U.S. dollars for the purpose of the SDAI calculation.

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

The SDAI is rules-based and rebalanced monthly based on observable price signals described above. In this context, the term “rules-based” is meant to indicate that the composition of the SDAI in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that relate to the commodities that are included in the SDAI. Such formulas are not subject to adjustment based on other factors.

The overall return on the SDAI is generated by two components: (i) uncollateralized returns from the Benchmark Component Agriculture Futures Contracts comprising the SDAI and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S Department of the Treasury. SummerHaven Indexing is the owner of the SDAI.

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

Prior to the end of each month, SummerHaven Indexing determines the composition of the SDAI and provides such information to the NYSE Arca. Values of the SDAI are computed by the NYSE Arca and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily SDAI value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDAITR”. Only settlement and last-sale prices are used in the SDAI’s calculation, bids and offers are not recognized; including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying SDAI may lag its theoretical value. This tendency to lag is evident at the end of the day when the SDAI value is based on the settlement prices of the Benchmark Component Agriculture Futures Contracts, and explains why the underlying SDAI often closes at or near the high or low for the day.

Currency Conversion

Canola seed futures trade on the ICE Futures Canada and are denominated in Canadian dollars. Canola futures prices are divided by the USD/CAD foreign exchange spot price for purposes of index calculation and commodity weighting calculations. The USD/CAD price used for canola futures for the daily SDAI value is the 3:00 p.m. EST USD/CAD price quoted by Bloomberg under currency ticker “USDCAD F150”.

Composition of the SDAI

The composition of the SDAI on any given day, as determined and published by SummerHaven Indexing, is determinative of the benchmark for USAG. Neither the SDAI methodology nor any set of procedures, however, are capable of anticipating all possible circumstances and events that may occur with respect to the SDAI and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the SDAI that cannot be adequately reflected in this description of the SDAI. All questions of interpretation with respect to the application of the provisions of the SDAI methodology, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SummerHaven Indexing.

Contract Expirations

Because the SDAI is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the SDAI for each commodity during a given year are designated by SummerHaven Indexing, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a Futures Exchange ceases trading in all contract expirations relating to a particular Benchmark Component Agriculture Futures Contract, SummerHaven Indexing may designate a replacement contract on the particular agricultural commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the SDAI. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the SDAI. If that timing is not practicable, SummerHaven Indexing will determine the date of the replacement based on a number of factors, including the differences between the existing Benchmark Component Agriculture Futures Contract and the replacement contract with respect to contractual specifications and contract expirations.

If a Benchmark Component Agriculture Futures Contract is eliminated and there is no replacement contract, the underlying agricultural commodity will necessarily drop out of the SDAI. The designation of a replacement contract, or the elimination of an agricultural commodity from the SDAI because of the absence of a replacement contract, could affect the value of the SDAI, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the remaining contracts. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the SDAI.

Commodity Weighting

Each of the Benchmark Component Agriculture Futures Contracts will remain in the SDAI from month to month. Weights for each of the Benchmark Component Agriculture Futures Contracts in the SDAI are determined for the next month. The methodology used to calculate the SDAI weighting is based solely on quantitative data using observable futures prices and is not subject to human bias.

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

Due to the dynamic monthly agricultural commodity weighting calculation, the individual agricultural commodity weights will vary over time, depending on the price observations each month. USAG’s Selection Date for the SDAI is the fifth business day prior to the first business day of the next calendar month.

SDAI Commodity Weights
As of December 31, 2013

Contract Selection

For each agricultural commodity in the SDAI, the index selects a specific Benchmark Component Agriculture Futures Contract with a tenor (i.e., contract month) among the eligible tenors (the range of contract months) based upon the relative prices of the Benchmark Component Agriculture Futures Contracts within the eligible range of contract months. The previous notwithstanding, the contract expiration is not changed for that month if a Benchmark Component Agriculture Futures Contract remains in the SDAI, as long as the contract does not expire or enter its notice period in the subsequent month.

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

SDAI Total Return Calculation

The value of the SDAI on any business day is equal to the product of (i) the value of the SDAI on the immediately preceding business day multiplied by (ii) one plus the sum of the day’s returns for another version of the SDAI known as the SummerHaven Dynamic Agriculture Index Excess Return (“SDAI ER”) (explained below) and one business day’s interest from the hypothetical Treasury Bill portfolio. The value of the Agriculture will be calculated and published by the NYSE Arca.

SDAI Base Level

The SDAI was set to 100 on January 2, 1991.

SDAI ER Calculation

The total return of the SDAI ER reflects the percentage change of the market values of the underlying Benchmark Component Agriculture Futures Contracts. During the Rebalancing Period, the SDAI changes its contract holdings and weightings during a four day period. The value of the SDAI ER at the end of a business day “t” is equal to the SDAI ER value on day “t -1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t -1”.

Rebalancing Period

During the Rebalancing Period, existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

2014 Holiday Schedule

The SDAI will not be computed on the following weekdays in 2014:

January	1
January	20
February	17
April	18
May	26
July	4
September	1
November	27
December	25

The holiday schedule is subject to change. USAG will not accept Creation Baskets or Redemption Baskets on these days.

What is the SDMI?

The SDMI is a metal sector index designed to broadly represent industrial and precious metals while overweighting the components that are assessed to be in a low inventory state and underweighting the components assessed to be in a high inventory state.

The SDMI consists of ten metals – six base metals and four precious metals. The base metals are aluminum, copper, zinc, nickel, tin and lead. The precious metals are gold, silver, platinum and palladium. Each metal is assigned a base weight based on an assessment of market liquidity and the metal’s overall economic importance.

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

The SDMI is rules-based and is rebalanced monthly based on observable price signals described above. In this context, the term “rules-based” is meant to indicate that the composition of the SDMI in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that relate to the commodities that are included in the SDMI. Such formulas are not subject to adjustment based on other factors.

The overall return on the SDMI is generated by two components: (i) uncollateralized returns from the Benchmark Component Metals Futures Contracts comprising the SDMI, and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S Department of the Treasury. SummerHaven Indexing is the owner of the SDMI.

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

Prior to the end of each month, SummerHaven Indexing determines the composition of the SDMI and provides such information to the NYSE Arca. Values of the SDMI are computed by the NYSE Arca and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily SDMI value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDMITR.” Only settlement and last-sale prices are used in the SDMI’s calculation, bids and offers are not recognized; including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying SDMI may lag its theoretical value. This tendency to lag is evident at the end of the day when the SDMI value is based on the settlement prices of the Benchmark Component Metals Futures Contracts, and explains why the underlying SDMI often closes at or near the high or low for the day.

Composition of the SDMI

The composition of the SDMI on any given day, as determined and published by SummerHaven Indexing, is determinative of the benchmark for USMI. Neither the SDMI methodology nor any set of procedures, however, are capable of anticipating all possible circumstances and events that may occur with respect to the SDMI and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the SDMI that cannot be adequately reflected in this description of the SDMI. All questions of interpretation with respect to the application of the provisions of the SDMI methodology, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SummerHaven Indexing.

Contract Expirations

Because the SDMI is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the SDMI for each commodity during a given year are designated by SummerHaven Indexing, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a Futures Exchange ceases trading in all contract expirations relating to a particular Benchmark Component Metals Futures Contract, SummerHaven Indexing may designate a replacement contract on the particular metal. The replacement contract must satisfy the eligibility criteria for inclusion in the SDMI. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the SDMI. If that timing is not practicable, SummerHaven Indexing will determine the date of the replacement based on a number of factors, including the differences between the existing Benchmark Component Metals Futures Contract and the replacement contract with respect to contractual specifications and contract expirations.

If a Benchmark Component Metals Futures Contract is eliminated and there is no replacement contract, the underlying metal will necessarily drop out of the SDMI. The designation of a replacement contract, or the elimination of a metal from the SDMI because of the absence of a replacement contract, could affect the value of the SDMI, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the remaining contracts. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the SDMI.

Commodity Weighting

Each of the Benchmark Component Metals Futures Contracts will remain in the SDMI from month to month. Weights for each of the Benchmark Component Metals Futures Contracts are determined for the next month. The methodology used to calculate the SDMI weighting is based solely on quantitative data using observable futures prices and is not subject to human bias.

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

Due to the dynamic monthly metal weighting calculation, the individual metal weights will vary over time, depending on the price observations each month. USMI’s Selection Date for the SDMI is the fifth business day prior to the first business day of the next calendar month.

The following graph shows the metal weights of the metals selected for inclusion in the SDMI as of December 31, 2013.

SDMI Commodity Weightings
As of December 31, 2013

Contract Selection

For each metal in the SDMI, the index selects a specific Benchmark Component Metals Futures Contract with a tenor (i.e., contract month) among the eligible tenors (the range of contract months) based upon the relative prices of the Benchmark Component Metals Futures Contract within the eligible range of contract months. The previous notwithstanding, the contract expiration is not changed for that month if a Benchmark Component Metals Futures Contract remains in the SDMI, as long as the contract does not enter expire or enter its notice period in the subsequent month.

Portfolio Construction

The portfolio rebalancing takes place during the Rebalancing Period. At the end of each of the days in the Rebalancing Period one fourth of the prior month portfolio positions are replaced by the new metals weights for the Benchmark Component Metals Futures Contract determined on USMI’s Selection Date.

SDMI Total Return Calculation

The value of the SDMI on any business day is equal to the product of (i) the value of the SDMI on the immediately preceding business day multiplied by (ii) one plus the sum of the day’s returns for another version of the SDMI known as the SummerHaven Dynamic Metals Index Excess Return (“SDMI ER”) (explained below) and one business day’s interest from the hypothetical Treasury Bill portfolio. The value of the SDMI will be calculated and published by the NYSE Arca.

SDMI Base Level

The SDMI was set to 100 on January 2, 1991.

SDMI ER Calculation

The total return of the SDMI ER reflects the percentage excess return equals the percentage change of the market values of the underlying Benchmark Component Metals Futures Contracts. During the Rebalancing Period, the SDMI changes its contract holdings and weightings during a four day period. The value of the SDMI ER at the end of a business day “t” is equal to the SDMI ER value on day “t-1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t-1”.

Rebalancing Period

During the Rebalancing Period, existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

2014 Holiday Schedule

The SDMI will not be computed on the following weekdays in 2014:

January	1
January	20
February	17
April	18
May	26
July	4
September	1
November	27
December	25

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

Each Trust Series may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transaction). These EFR transactions may expose a Trust Series to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

Each Trust Series may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Applicable Benchmark Component Futures Contracts. Each Trust Series would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

During the 12 month reporting period ended December 31, 2013, each Trust Series limited its derivatives activities to Futures Contracts and EFR transactions.

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

Who are the Service Providers?

In its capacity as the Custodian for each Trust Series, BBH&Co. may hold each Trust Series’ Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. is also the registrar and transfer agent for the shares. In addition, in its capacity as Administrator for each Trust Series, BBH&Co. performs certain administrative and accounting services for each Trust Series and prepares certain SEC, NFA and CFTC reports on behalf of each Trust Series. USCF pays BBH&Co.’s fees for these services.

BBH&Co.’s principal business address is 50 Post Office Square, Boston, MA 02110-1548. BBH&Co., a private bank founded in 1818, is neither a publicly held company nor insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Department of Financial Services. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

Each Trust Series also employs ALPS Distributors, Inc. as the Marketing Agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering. ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

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

In July 2013, Newedge USA settled, without admitting or denying the allegations, a matter brought by FINRA, on its behalf and on behalf of NYSE/NYSE Arca, BATS and NASDAQ exchanges, involving rules and regulations pertaining to supervision of equities direct market access and sponsored access business, Regulation SHO and books and records retention. In connection with this matter, Newedge USA paid a fine of $9,500,000. In addition, Newedge USA agreed to retain an independent consultant to review its policies, systems, procedures and training relating to these areas and to implement the recommendation of such consultant based on its review and written reports.

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

Currently, USCF employs SummerHaven as a commodity trading advisor. SummerHaven provides advisory services to USCF with respect to the SDCI, the SCITR, the SDAI and the SDMI and investment decisions for each of USCI, CPER, USAG and USMI. Its advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the SDCI, the SCITR, the SDAI and the SDMI, anticipated changes to the SDCI, the SCITR, the SDAI, the SDMI and the nature of the SDCI’s, the SCITR’s, the SDAI’s and the SDMI’s current or anticipated component securities. For these services, USCF pays fees to SummerHaven as set forth in the table below.

SummerHaven’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902. SummerHaven is a commodity trading advisor and commodity pool operator registered with the NFA.

USCF has also entered into a licensing agreement with SummerHaven. Under this licensing agreement, SummerHaven has sub-licensed to each of USCI, CPER, USAG and USMI the use of certain names and marks, including the SDCI with respect to USCI, the SCITR with respect to CPER, the SDAI with respect to USAG and the SDMI with respect to USMI which SummerHaven licensed from SummerHaven Indexing, the owner of the SDCI, the SCITR, the SDAI and the SDMI. For this license, USCF pays a fee to SummerHaven as set forth in the table below.

SummerHaven Indexing’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Fees of USCI, CPER, USAG and USMI

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by Each Trust Series and USCF

United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.95% for each Trust Series, before voluntary fee waivers. (1)

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

Sublicense Fee:

For each Trust Series, USCF paid $15,000 for the calendar year 2013, plus an annual fee of 0.06% of the average daily assets of each Trust Series.(2)

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

Expenses Paid or Accrued by USCI from Inception through December 31, 2013 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$12,839,888
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$1,031,970
Other Amounts Paid or Accrued(3):	$1,722,487
Total Expenses Paid or Accrued:	$15,594,345
Expenses Waived(4):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(4):	$15,506,041

(3)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(4)
USCF had voluntarily agreed to pay certain expenses typically borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI.

Expenses Paid or Accrued by USCI from Inception through December 31, 2013 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	2.52% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.20% annualized
Other Amounts Paid or Accrued(5):	0.34% annualized
Total Expenses Paid or Accrued:	3.06% annualized
Expenses Waived(6):	(0.02)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(6):	3.04% annualized

(5)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(6)
USCF had voluntarily agreed to pay certain expenses typically borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI.

Other Fees. USCI also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $400,000 for the fiscal year ended December 31, 2013. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 were $555,465 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses was $105,034.

Expenses Paid or Accrued by CPER from Inception through December 31, 2013 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(7):	$37,740
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$2,049
Other Amounts Paid or Accrued(8):	$199,281
Total Expenses Paid or Accrued:	$239,070
Expenses Waived(9):	$(190,606)
Total Expenses Paid or Accrued Including Expenses Waived(9):	$48,464

(7)
Effective as of May 29, 2012 (and continuing at least through May 1, 2014), USCF voluntarily waived the management fee paid by CPER from 0.95% per annum of average daily total net assets to 0.65% per annum of average daily total net assets.

(8)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(9)
USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by CPER from Inception through December 31, 2013 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(10):	1.64% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.09% annualized
Other Amounts Paid or Accrued(11):	8.68% annualized
Total Expenses Paid or Accrued:	10.41% annualized
Expenses Waived(12):	(8.30)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(12):	2.11% annualized

(10)
Effective as of May 29, 2012 (and continuing at least through May 1, 2014), USCF voluntarily waived the management fee paid by CPER from 0.95% per annum of average daily total net assets to 0.65% per annum of average daily total net assets.

(11)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(12)
USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. CPER also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $60,000 for the period ended December 31, 2013. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 were $555,465 for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses was $488.

Expenses Paid or Accrued by USAG from Inception through December 31, 2013 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(13):	$36,607
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$4,635
Other Amounts Paid or Accrued(14):	$166,071
Total Expenses Paid or Accrued:	$207,313
Expenses Waived(15):	$(158,623)
Total Expenses Paid or Accrued Including Expenses Waived(15):	$48,690

(13)
Effective as of May 29, 2012 (and continuing at least through May 1, 2014), USCF voluntarily waived the management fee paid by USAG from 0.95% per annum of average daily total net assets to 0.80% per annum of average daily total net assets.

(14)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(15)
USCF has voluntarily agreed to pay certain expenses typically borne by USAG to the extent that such expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by USAG from Inception through December 31, 2013 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(16):	1.53% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.19% annualized
Other Amounts Paid or Accrued(17):	6.96% annualized
Total Expenses Paid or Accrued:	8.68% annualized
Expenses Waived(18):	(6.64)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(18):	2.04% annualized

(16)
Effective as of May 29, 2012 (and continuing at least through May 1, 2014), USCF voluntarily waived the management fee paid by USAG from 0.95% per annum of average daily total net assets to 0.80% per annum of average daily total net assets.

(17)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(18)
USCF has voluntarily agreed to pay certain expenses typically borne by USAG to the extent that such expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. USAG also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $60,000 for the period ended December 31, 2013. In addition, USAG is responsible for paying its portion of the directors’ and officers’ liability insurance for USAG, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USAG became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USAG, the other Trust Series and the Related Public Funds. USAG shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 were $555,465 for the Trust Series and the Related Public Funds. USAG’s portion of such fees and expenses was $471.

Expenses Paid or Accrued by USMI from Inception through December 31, 2013 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(19):	$28,318
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$1,585
Other Amounts Paid or Accrued(20):	$148,190
Total Expenses Paid or Accrued:	$178,093
Expenses Waived(21):	$(141,481)
Total Expenses Paid or Accrued Including Expenses Waived(21):	$36,612

(19)
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
(21)
USCF has voluntarily agreed to pay certain expenses typically borne by USMI to the extent that such expenses exceeded 0.15% (15 basis points) of USMI’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by USMI from Inception through December 31, 2013 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(22):	1.12% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.06% annualized
Other Amounts Paid or Accrued(23):	5.89% annualized
Total Expenses Paid or Accrued:	7.07% annualized
Expenses Waived(24):	(5.62)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(24):	1.45% annualized

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
(24)
USCF has voluntarily agreed to pay certain expenses typically borne by USMI to the extent that such expenses exceeded 0.15% (15 basis points) of USMI’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. USMI also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $60,000 for the period ended December 31, 2013. In addition, USMI is responsible for paying its portion of the directors’ and officers’ liability insurance for USMI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USMI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USMI, the other Trust Series and the Related Public Funds. USMI shares the fees and expenses on a pro rata basis with the Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 were $555,465 for the Trust Series and the Related Public Funds. USMI’s portion of such fees and expenses was $493.

Form of Shares

Registered Form. Shares are issued in registered form in accordance with the Trust Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. The Administrator keeps a record of all shareholders and holders of the shares in certificated form in the registry (the “Register”). The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

Book Entry. Individual certificates are not issued for the shares. Instead, shares are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the shares outstanding at any time. Shareholders are limited to: (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the shares through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of shares. DTC Participants acting on behalf of investors holding shares through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Shares are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

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

Inter-Series Limitation on Liability

Because the Trust was established as a Delaware statutory trust, each Trust Series will be operated so that it will be liable only for obligations attributable to such series and will not be liable for obligations of any other series or affected by losses of any other series. If any creditor or shareholder of any particular series asserts against the series a valid claim with respect to its indebtedness or shares, the creditor or shareholder will only be able to obtain recovery from the assets of that series and not from the assets of any other series or the Trust generally. The assets of each Trust Series will include only those funds and other assets that are paid to, held by or distributed to the series on account of and for the benefit of that series, including, without limitation, amounts delivered to the Trust for the purchase of shares in a series. This limitation on liability is referred to as the Inter-Series Limitation on Liability. The Inter-Series Limitation on Liability is expressly provided for under the Delaware Statutory Trust Act, which provides that if certain conditions (as set forth in Section 3804(a)) are met, then the debts of any particular series will be enforceable only against the assets of such series and not against the assets of any other series or the Trust generally. In furtherance of the Inter-Series Limitation on Liability, every party providing services to the Trust, any Trust Series or USCF on behalf of the Trust or any Trust Series, will acknowledge and consent in writing to the Inter-Series Limitation on Liability with respect to such party’s claims.

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

Calculating Per Share NAV

Each Trust Series’ per share NAV is calculated by:

•	Taking the current market value of its total assets;

•	Subtracting any liabilities; and

•	Dividing that total by the total number of outstanding shares.

The Administrator calculates the per share NAV of each Trust Series once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the Futures Contracts traded on the Futures Exchanges, but calculates or determines the value of all other investments of a Trust Series (including Other Related Investments) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the Administrative Agency Agreement among BBH&Co., the Trust Series and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by a Trust Series in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to each Trust Series for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing per share NAV of a Trust Series as a base and updating that value throughout the trading day to reflect changes in the most recently reported price level of the Applicable Index as reported by Bloomberg or other reporting service.

The indicative fund value share basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per share NAV, because the per share NAV is calculated only once at the end of each trading day based upon the relevant end of day values of each Trust Series’ investments.

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the Futures Exchanges vary, with some Futures Exchanges ending their trading hours before the close of the core trading session on NYSE Arca (for example, the normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time). When a Trust Series holds Applicable Benchmark Component Futures Contracts from Futures Exchanges with different trading hours than the NYSE Arca, there will be a gap in time at the beginning and/or the end of each day during which such Trust Series’ shares are traded on the NYSE Arca, but real-time Futures Exchange trading prices for Applicable Benchmark Component Futures Contracts traded on such Futures Exchanges are not available. During such gaps in time the indicative fund value– will be calculated based on the end of day price of such Applicable Benchmark Component Futures Contracts from Futures Exchanges immediately preceding trading session. In addition, Other Related Investments and Treasuries held by a Trust Series will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of the shares of a Trust Series on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of a Trust Series and the indicative fund value. If the market price of shares of a Trust Series diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if a Trust Series appears to be trading at a discount compared to the indicative fund value, a market professional could buy shares of such Trust Series on the NYSE Arca and sell short Futures Contracts. Such arbitrage trades can tighten the tracking between the market price of such Trust Series and the indicative fund value and thus can be beneficial to all market participants.

In addition, other Futures Contracts, Other Related Investments and Treasuries held by a Trust Series are valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s per share NAV and moves up and down solely according to changes in the price of the Applicable Index as reported on Bloomberg or another reporting service.

Creation and Redemption of Shares

Each Trust Series creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to a Trust Series or the distribution by a Trust Series of the amount of Treasuries and/or cash represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of shares included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of a Trust Series. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Purchaser. From July 1, 2011 through May 1, 2014, Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Purchasers paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through May 1, 2014, Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Purchasers who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of shares. As of December 31, 2013, 8 Authorized Purchasers had entered into agreements with USCF on behalf of each of USCI. During the year ended December 31, 2013, USCI issued 45 Creation Baskets and redeemed 29 Redemption Baskets. As of December 31, 2013, 6 Authorized Purchasers had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2013, CPER did not issue any Creation Baskets and did not redeem any Redemption Baskets. As of December 31, 2013, 6 Authorized Purchasers had entered into agreements with USCF on behalf of USAG. During the year ended December 31, 2013, USAG did not issue any Creation Baskets and did not redeem any Redemption Baskets. As of December 31, 2013, 6 Authorized Purchasers had entered into agreements with USCF on behalf of USMI. During the year ended December 31, 2013, USMI issued 1 Creation Basket and redeemed 1 Redemption Basket.

Certain Authorized Purchasers are expected to be capable of participating directly in the applicable physical commodity and the Applicable Interest markets. Some Authorized Purchasers or their affiliates may from time to time buy or sell applicable commodities or Applicable Interests and may profit in these instances. USCF believes that the size and operation of the applicable commodities market make it unlikely that Authorized Purchasers’ direct activities in the applicable commodities or securities markets will significantly affect the price of applicable commodities, Applicable Interests, or the price of shares.

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

The manner by which creations are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a purchase order, an Authorized Purchaser agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with a Trust Series for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Purchaser fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be purchased as a result of the Authorized Purchaser’s purchase of shares.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of a Trust Series (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order dates. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and cash, including the remaining maturities of the Treasuries and proportions of Treasuries and cash that may be included in deposits to create baskets. The Marketing Agent will publish an estimate of the Creation Basket Deposit requirements at the beginning of each business day.

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

Because orders to purchase baskets must be placed by 10:30 a.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. A Trust Series’ per share NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right, but shall have no obligation, to reject any purchase order or Creation Basket Deposit if USCF determines that:

•	the purchase order or Creation Basket Deposit is not in proper form;
•	it would not be in the best interest of the shareholders of a Trust Series;
•	due to position limits or otherwise, investment alternatives that will enable a Trust Series to meet its investment objective are not available to such Trust Series at that time;
•	the acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to a Trust Series or its shareholders;
•	the acceptance or receipt of which would, in the opinion of counsel to USCF, be unlawful; or
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

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 10:30 a.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser.

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

The manner by which redemptions are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a redemption order, an Authorized Purchaser agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to a Trust Series’ account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter transaction (through itself or a designated acceptable broker) with a Trust Series for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Purchaser fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be sold as a result of the Authorized Purchaser’s sale of shares.

Determination of Redemption Distribution

The redemption distribution from a Trust Series consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and/or cash that is in the same proportion to the total assets of such Trust Series (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of shares to be redeemed under the redemption order is in proportion to the total number of shares outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and cash, including the remaining maturities of the Treasuries and proportions of Treasuries and cash, that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

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

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or any of the Futures Exchanges upon which an Applicable Benchmark Component Futures Contract is traded is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the Futures Exchanges is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of a Trust Series’ assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating a Trust Series’ positions, e.g., because of a market disruption event in the futures markets or an unanticipated delay in the liquidation of a position in an over the counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form, as described in the Authorized Purchaser Agreement, or the fulfillment of the order in the opinion of its counsel may be illegal under applicable laws and regulations, or if circumstances outside the control of USCF, the Marketing Agent or the Custodian make it for all practical purposes not feasible for the shares to be delivered under the Redemption Order. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., two baskets) or less.

Creation and Redemption Transaction Fee

To compensate each Trust Series for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to each Trust Series per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through December 31, 2013 (and continuing at least through May 1, 2014), Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Purchasers paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through December 31, 2013 (and continuing at least through May 1, 2014), Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

Secondary Market Transactions

As noted, each Trust Series creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to a Trust Series or the distribution by a Trust Series of the amount of Treasuries and/or cash equal to the aggregate NAV of the number of shares included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public shares of any baskets it does create. Authorized Purchasers that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of a Trust Series’ shares at the time the Authorized Purchaser purchased the Creation Baskets, the per share NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Applicable Benchmark Component Futures Contract market and the market for Other Related Investments. Baskets are generally redeemed when the price per share is at a discount to the per share NAV.

Shares initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their per share NAV. The amount of the discount or premium in the trading price relative to the per share NAV may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Applicable Benchmark Component Futures Contract market and the market for Other Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Applicable Benchmark Component Futures Contracts and Other Related Investments may be reduced after the close of the Futures Exchanges upon which the Applicable Benchmark Component Futures Contracts are traded. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

Who is the Trustee?

The sole Trustee of the Trust is Wilmington Trust Company, a Delaware trust company (the “Trustee”). The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890-0001. The Trustee is unaffiliated with USCF. The Trustee’s duties and liabilities with respect to the offering of shares and the management of the Trust and each Trust Series are limited to its express obligations under the Trust Agreement.

The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Trust, USCF or the shareholders. The Trustee is permitted to resign upon at least sixty (60) days’ notice to USCF. If no successor trustee has been appointed by USCF within such sixty-day period, the Trustee may, at the expense of the Trust, petition a court to appoint a successor. The Trustee is entitled to reasonable compensation for its services from USCF or an affiliate of USCF (including the Trust), and is indemnified by USCF against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or any action or inaction of the Trustee under the Trust Agreement, except to the extent that such expenses result from the gross negligence or willful misconduct of the Trustee. USCF has the discretion to replace the Trustee.

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

Each Trust Series’ assets posted as margin for Futures Contracts will be held in segregated accounts pursuant to CEA and CFTC regulations. Collateral posted in connection with over-the-counter contracts held with a Trust Series’ FCM will be similarly segregated and if held with other counterparties will be segregated pursuant to a contract between such Trust Series and its counterparties.

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

The offer and sale of shares of each Trust Series as well as shares of each of the Related Public Funds, is registered under the Securities Act. Each Trust Series and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. The Firm’s participation in the distribution of shares are regulated as described above, as well as by the self regulatory association, FINRA.

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

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as a Trust Series or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets to the same extent that the swap markets are regulated by the CFTC and SEC. At a minimum, over-the-counter currency forwards, options and swaps will be subject to heightened recordkeeping, reporting and business conduct standards.

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

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that each Trust Series is authorized to engage in that may ultimately impact the ability of each Trust Series to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps.  As a result, if a Trust Series enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require each Trust Series to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a SEF must be executed over such a facility. On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default index swaps are available to trade on SEFs and beginning on February 15, 2014, certain interest rate swaps and credit default index swaps must be executed on a SEF.

On November 14, 2013, the CFTC’s Division of Clearing and Risk, Division of Market Oversight and Division of Swap Dealer and Intermediary Oversight published guidance with respect to the application of certain CFTC rules on SEFs. That guidance clarified that SEFs could not restrict access to participants who are permitted to trade swaps and that SEFs may not require participants to have breakage agreements in place with other counterparties.

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

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as a Trust Series) in the form of higher fees and expenses related to trading swaps.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively.

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).  The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as each Trust Series) began on April 10, 2013.  The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty.  For a financial entity (including a commodity pool such as each Trust Series), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on agricultural and energy futures contracts) began on May 29, 2013 and reporting of all historical swaps for all asset classes began on September 30, 2013.

On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by the Trust Series in connection with uncleared swaps.

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

Under certain circumstances, the CEA grants shareholders the right to institute a reparations proceeding before the CFTC against USCF (as a registered commodity pool operator), as well as those of their respective employees who are required to be registered under the CEA. Shareholders may also be able to maintain a private right of action for certain violations of the CEA.

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

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations, and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”).  Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect a Trust Series, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

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

On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by the Trust Series in connection with uncleared swaps.

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

Intellectual Property

USCF owns trademark registrations for USCI and Design (U.S. Reg. No. 4437230) for “Fund investment services,” in use since September 30, 2012, USCI UNITED STATES COMMODITY INDEX FUND (U.S. Reg. No. 4005166) for “Fund investment services,” in use since August 10, 2010, and USCI UNITED STATES COMMODITY INDEX FUND and Design (U.S. Reg. No. 4005167) for “Fund investment services,” in use since August 10, 2010. USCF owns trademark registrations for CPER UNITED STATES COPPER INDEX FUND (and Design) (U.S. Reg. No. 4440922) for “Financial investment services in the field of copper futures contracts, cash-settled options on copper futures contracts, forward contracts for copper, over-the-counter transactions based on the price of copper, and indices based on the foregoing,” in use since September 30, 2012, CPER UNITED STATES COPPER INDEX FUND (and Mining Design) (U.S. Reg. no. 4304002) for “Fund investment services,” in use since November 15, 2011, UNITED STATES COPPER INDEX FUND (U.S. Reg. No. 4270057) for “Fund investment services,” in use since November 15, 2011, and THE FIRST COPPER ETF, S.N. 85862464, filed on February 28, 2013. USCF owns trademark registrations for UNITED STATES AGRICULTURE INDEX FUND (U.S. Reg. No. 4270059 for “Fund investment services,” in use since April 13, 2012, USAG UNITED STATES AGRICULTURE INDEX FUND & Design (U.S. Reg. No. 4304003) for “Fund investment services,” in use since April 13, 2012, and USAG UNITED STATES AGRICULTURE INDEX FUND (and Leaf Design) (U.S. Reg. No. 4440921) for “Financial investment services in the field of agriculture futures contracts, cash-settled options on agriculture futures contracts, forward contracts for agriculture, over-the-counter transactions based on the price of agriculture, and indices based on the foregoing,” in use since June 28, 2012. USCF owns trademark registrations for UNITED STATES METALS INDEX FUND (U.S. Reg. No. 4270058) for “Fund investment services,” in use since June 20, 2012, USMI UNITED STATES METALS INDEX FUND & Design (U.S. Reg. No. 4255313) for “Fund investment services,” in use since June 20, 2012, and USMI UNITED STATES METALS INDEX FUND (and Design) (U.S. Reg. No. 4440931) for “Financial investment services in the field of metal futures contracts, cash-settled options on metal futures contracts, forward contracts for metal, over-the-counter transactions based on the price of metal, and indices based on the foregoing,” in use since September 30, 2012.  USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for UNITED STATES COMMODITY FUNDS (U.S. Reg. No. 3600670) for “Fund investment services,” in use since June 24, 2008, USCF (U.S. Reg. No. 3638987) for “Fund investment services,” in use since June 24, 2008, and USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “Fund investment services,” in use since June 24, 2008. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A.	Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and  financial statements and the related notes.

Each Trust Series’ investment objective is for the daily percentage change in the net asset value per share to reflect the daily percentage changes of the Applicable Index, less the Trust Series’ expenses.  Each Trust Series seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Commodity-Related Investments such that the daily changes in its net asset value, measured in percentage terms, will closely track the changes in the price of the Applicable Index, also measured in percentage terms.  Each Trust Series’ investment strategy is designed to provide investors with a cost-effective way to invest indirectly in various commodities and to hedge against movements in the spot price of applicable commodities.  An investment in a Trust Series therefore, involves investment risk and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of commodities will have an efficient hedge only if the return from their shares closely correlates with the return of the Applicable Index.  In addition to investment risk and correlation risk, an investment in a Trust Series involves tax risks, over-the-counter risks, and other risks.

Investment Risk

The net asset value of a Trust Series shares relates directly to the value of its assets invested in accordance with the Applicable Index and other assets held by a Trust Series and fluctuations in the prices of these assets could materially adversely affect an investment in a Trust Series’ shares.

Each Trust Series’ investment objective is for the net asset value of its shares to track the price of the Applicable Index, less expenses.  The net assets of each Trust Series consist primarily of investments in Futures Contracts and, to a lesser extent, in Other Commodity-Related Investments.   The net asset value of a Trust Series’ shares relates directly to the value of these assets (less liabilities, including accrued but unpaid expenses), which in turn relates to the market price of the commodities which comprise the Applicable Index.

Economic conditions.  The demand for commodities, in general, correlates closely with general economic growth rates.  The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on commodity prices.  Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, government austerity programs, or currency exchange rate fluctuations, can also impact the demand for commodities.  Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for commodities.

Other demand-related factors.  Other factors may affect the demand for certain commodities and therefore their price. For example, with respect to energy commodities, such factors may include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for commodities associated with heating and cooling; increased competitiveness of alternative energy sources that have so far generally not been competitive with such commodity without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles.  With respect to agricultural commodities, changes in consumer preference may lead to demand for a commodity such as grains.

Other supply-related factors.  Commodities prices also vary depending on a number of factors affecting supply.  For example, increased supply from the development of hybrid crops (such as corn and soybeans) and technologies for efficient farming tends to reduce prices in such commodity to the extent such supply increases are not offset by commensurate growth in demand.  Similarly, increases in industry manufacturing capacity may impact the supply of a particular crop.  World food supply levels can also be affected by factors that reduce available supplies, such as embargoes, the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies to produce, and process and distribute a commodity, which in turn may affect the supply of and demand of such commodity.

Other market factors. The supply of and demand for agricultural and other commodities may also be impacted by changes in interest rates, inflation, and other local or regional market conditions.

Correlation Risk

Investors purchasing shares to hedge against movements in the price of commodities will have an efficient hedge only if the return from their shares closely correlates with the return from the Applicable Index, which in turn, correlates with the price of commodities that comprise the Applicable Index.  Investing in shares of a Trust Series for hedging purposes involves the following risks:

•	The market price at which the investor buys or sells shares may be significantly more or less than net asset value.
•	Daily percentage changes in net asset value may not closely correlate with daily percentage changes in the price of the Applicable Benchmark.
•	Daily percentage changes in the prices of the Applicable Benchmark may not closely correlate with daily percentage changes in the price of the commodities that comprise the Applicable Index.

The market price at which investors buy or sell shares may be significantly more or less than net asset value.

Each Trust Series’ net asset value per share will change throughout the day as fluctuations occur in the market value of such Trust Series’ portfolio investments.  The public trading price at which an investor buys or sells shares during the day from their broker may be different from the net asset value of the shares.  Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the commodities comprising the Applicable Index and the Applicable Index at any point in time.  USCF expects that exploitation of certain arbitrage opportunities by Authorized Purchasers and their clients and customers will tend to cause the public trading price to track net asset value per share closely over time, but there can be no assurance of that.

The net asset value of a Trust Series’ shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which a commodity comprising the Applicable Index is traded.  While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on commodities trade may not necessarily coincide during all of this time.  For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the global light sweet crude market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time.  As a result, during periods when the NYSE Arca is open and the futures exchanges on which sweet, light crude oil is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the net asset value of the shares.

Daily percentage changes in a Trust Series’ net asset value may not correlate with daily percentage changes in the price of the Applicable Index.

It is possible that the daily percentage changes in a Trust Series’ net asset value per share may not closely correlate to daily percentage changes in the price of the Applicable Index.  Non-correlation may be attributable to disruptions in the market for a particular commodity, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances.  As a Trust Series approaches or reaches position limits with respect to a Benchmark Component Futures Contract or other Futures Contracts or in view of market conditions, a Trust Series may begin investing in Other Commodity-Related Investments.  In addition, a Trust Series is not able to replicate exactly the changes in the price of the Applicable Index because the total return generated by a Trust Series is reduced by expenses and transaction costs, including those incurred in connection with a Trust Series’ trading activities, and increased by interest income from a Trust Series’ holdings of Treasury securities.  Tracking the Applicable Index requires trading of a Trust Series’ portfolio with a view to tracking the Applicable Index over time and is dependent upon the skills of USCF and its trading principals, among other factors.

Daily percentage changes in the price of the Benchmark Component Futures Contract may not correlate with daily percentage changes in the spot price of the corresponding commodity.

The correlation between changes in prices of a Benchmark Component Futures Contract and the spot price of the corresponding commodity may at times be only approximate.  The degree of imperfection of correlation depends upon circumstances such as variations in the speculative commodities market, supply of and demand for Futures Contracts (including the Benchmark Component Futures Contract) and Other Commodity-Related Investments, and technical influences in futures trading.

The price relationship between each Applicable Index at any point in time and the Futures Contracts that will become the Applicable Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices.

The design of each Applicable Index is such that every month it is made up of different Applicable Benchmark Component Futures Contracts, and a Trust Series’ investment must be rebalanced on an ongoing basis to reflect the changing composition of the Applicable Index.  In the event of a commodity futures market where near month contracts to expire trade at a higher price than next month contracts to expire, a situation referred to as “backwardation,” then absent the impact of the overall movement in commodity prices, the value of the Applicable Index would tend to rise as it approaches expiration.  As a result, a Trust Series may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis.  Conversely, in the event of a commodity futures market where near month contracts trade at a lower price than next month contracts, a situation referred to as “contango,” then absent the impact of the overall movement in commodity prices, the value of the Applicable Index would tend to decline as it approaches expiration.  As a result, a Trust Series’ total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones.  The impact of backwardation and contango may cause the total return of a Trust Series to vary significantly from the total return of other price references, such as the spot price of the commodities comprising the Applicable Index.  In the event of a prolonged period of contango, and absent the impact of rising or falling commodity prices, this could have a significant negative impact on a Trust Series’ NAV and total return.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the price of shares to substantially vary from the Applicable Index.

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by a Trust Series is not) may hold, own or control.  In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts.  The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”).  On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”).  Specifically, the Position Limit Rules, among other things:  identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules;  and apply to both futures and swaps across four relevant venues – OTC, DCMs, SEFs as well as non-U.S. located trading platforms.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”).  Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas).  As a result, a Trust Series may be limited with respect to the size of its investments in a Futures Contracts and Other Commodity-Related Investment subject to these limits.  Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps.  Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding.  At this time, it is unclear how the Proposed Aggregation Requirements may affect a Trust Series, but it may be substantial and adverse.  By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

All of these limits may potentially cause a tracking error between the price of a Trust Series’ shares and the Applicable Index.  This may in turn prevent investors from being able to effectively use a Trust Series as a way to hedge against commodity-related losses or as a way to indirectly invest in a commodity.

None of the Trust Series have limited the size of their offering and each Trust Series is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Commodity-Related Investments.  If a Trust Series encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on other exchanges that trade the listed applicable commodity futures.  In addition, if a Trust Series exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of a Trust Series’ shares and the Applicable Index.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its shares.

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of a Trust Series’ taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.

Due to the application of the assumptions and conventions applied by a Trust Series in making allocations for tax purposes and other factors, an investor’s allocable share of a Trust Series’ income, gain, deduction or loss may be different than its economic profit or loss from its shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by a Trust Series in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to large, publicly traded entities such as the Trust Series’ is in many respects uncertain. The Trust Series apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the IRS will successfully challenge a Trust Series’ allocation methods and require a Trust Series to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

Each Trust Series could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.

The Trust, on behalf of each Trust Series, has received an opinion of counsel that, under current U.S. federal income tax laws, each Trust Series will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of the Trust Series’ annual gross income consists of “qualifying income” as defined in the Code, (ii) the Trust and each Trust Series is organized and operated in accordance with its governing agreements and applicable law and (iii) the Trust and each Trust Series does not elect to be taxed as a corporation for federal income tax purposes. Although USCF anticipates that each Trust Series has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. No Trust Series has requested and nor will any Trust Series request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that a Trust Series is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, the Trust Series would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to shares, any distributions would be taxable to Shareholders as dividend income. Taxation of the Trust and each Trust Series as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

Each Trust Series is organized as a Delaware statutory trust, but each Trust Series is taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.

Each Trust Series is organized as a Delaware statutory trust, but each Trust Series is taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law. No U.S. federal income tax is paid by any Trust Series on its income. Instead, each Trust Series will furnish shareholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of each Trust Series. This must be reported without regard to the amount (if any) of cash or property the shareholder receives as a distribution from an applicable Trust Series during the taxable year. A shareholder, therefore, may be allocated income or gain by a Trust Series but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to changing regulation.

A portion of each Trust Series’ assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swap or spot contracts. Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC.  The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets.  To date, the forward markets have been largely unregulated, forward contracts have been executed bi-laterally and, in general, forward contracts have not been cleared or guaranteed by a third party.  On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin).  The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, certain currency swaps and non-deliverable forwards.  While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose a Trust Series in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.  On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCM’s.  This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013.  Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps.  As a result, if the Trust on behalf of a Trust Series, enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require a Trust Series to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis.  See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

Each Trust Series will be subject to credit risk with respect to counterparties to over-the-counter contracts entered into by the Trust on behalf of a Trust Series or held by special purpose or structured vehicles.

Each Trust Series faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Trust Series, in which case the Trust Series could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Trust Series may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. The Trust on behalf of a Trust Series may obtain only limited recovery or may obtain no recovery in such circumstances.

Valuing over-the-counter derivatives may be less certain that actively traded financial instruments.

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

The regulatory requirements for posting margin in uncleared swap transactions is evolving.

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps.  The rule places restrictions on what swap dealers and major swap participants can do with collateral posted by a Trust Series in connection with uncleared swaps.

Other Risks

Certain of a Trust Series’ investments could be illiquid, which could cause large losses to investors at any time or from time to time.

Futures positions cannot always be liquidated at the desired price.  It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market.  A market disruption, such as a foreign government taking political actions that disrupt the market for its currency, its crude oil production or exports, or another major export, can also make it difficult to liquidate a position.  Because both Futures Contracts and Other Commodity-Related Investments may be illiquid, a Trust Series’ Commodity Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.  The large size of the positions that a Trust Series may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

Over-the-counter contracts that are not subject to clearing may be even less marketable than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty.  These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact a Trust Series’ ability to realize the full value of such contracts.  In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The NYSE Arca may halt trading in a Trust Series’ shares, which would adversely impact an investor’s ability to sell shares.

Each Trust Series’ shares are listed for trading on the NYSE Arca under the market symbols “USCI”, “CPER”, “USAG” and “USMI.”  Trading in shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable.  In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline.  Additionally, there can be no assurance that the requirements necessary to maintain the listing of a Trust Series’ shares will continue to be met or will remain unchanged.

The lack of an active trading market for a Trust Series’ shares may result in losses on an investor’s investment in a Trust Series at the time the investor sells the shares.

Although each Trust Series’ shares are listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the shares will be maintained.  If an investor needs to sell shares at a time when no active trading market for them exists, the price the investor receives upon sale of the shares, assuming they were able to be sold, likely would be lower than if an active market existed.

USCF is leanly staffed and relies heavily on key personnel to manage each Trust Series and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as the Trust Series and has been managing such investment vehicles since April 2006.  In managing and directing the day-to-day activities and affairs of each Trust Series, USCF relies heavily on Messrs. Howard Mah and John Hyland.  If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of each Trust Series.

SummerHaven is leanly staffed and relies heavily on key personnel to manage advisory activities.

SummerHaven is leanly staffed and relies heavily on key personnel to manage advisory activities. In providing trading advisory services to each Trust Series with respect to its Applicable Index, SummerHaven relies heavily on Messrs. Kurt Nelson and Ashraf Rizvi and Dr. K. Geert Rouwenhorst. Messrs. Nelson and Rizvi, and Dr. Rouwenhorst intend to allocate their time to managing the assets of each Trust Series in a manner that they deem appropriate. If such key personnel of SummerHaven were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of SummerHaven.

There is a risk that a Trust Series will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such a Trust Series may not earn any profit.

Each Trust Series pays brokerage charges of approximately 0.10% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.95% of net asset value on its average net assets (before any voluntary expense waivers), and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the Trust Agreement and under agreements entered into by USCF on each Trust Series’ behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

These fees and expenses must be paid in all cases regardless of whether each Trust Series’ activities are profitable. Accordingly, each Trust Series must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

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

Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect a Trust Series.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements.  In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general.  The effect of any future regulatory change on a Trust Series is impossible to predict, but it could be substantial and adverse.  For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on a Trust Series, please see “Item 1. Business – Regulation” in this annual report on Form 10-K.

An investment in a Trust Series may provide little or no diversification benefits. Thus, in a declining market, a Trust Series may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in such Trust Series while incurring losses with respect to other asset classes.

Historically, Futures Contracts and Other Commodity-Related Investments have generally been non-correlated to the performance of other asset classes such as stocks and bonds.  Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand.

However, there can be no assurance that such non-correlation will continue during future periods.  If, contrary to historic patterns, a Trust Series’ performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in such Trust Series’ shares.  In such a case, a Trust Series may have no gains to offset losses from other investments, and investors may suffer losses on their investment in such Trust Series at the same time they incur losses with respect to other investments.

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

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historical evidence that the spot price of a commodity and prices of other financial assets, such as stocks and bonds, are negatively correlated.  In the absence of negative correlation, a Trust Series cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

The Trust is not a registered investment company so shareholders do not have the protections of the 1940 Act.

The Trust is not an investment company subject to the 1940 Act.  Accordingly, investors do not have the protections afforded by that statute, which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

Trading in international markets could expose a Trust Series to credit and regulatory risk.

Each Trust Series invests primarily in Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX.  However, a portion of a Trust Series’ trades may take place on markets and exchanges outside the United States.  Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts.  Trading in non-U.S. markets also leaves a Trust Series susceptible to swings in the value of the local currency against the U.S. dollar.  Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability.  An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

Each Trust Series and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of shareholders.

Each Trust Series is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and any Authorized Purchasers.  USCF’s officers, directors and employees do not devote their time exclusively to a Trust Series.  These persons are directors, officers or employees of other entities that may compete with each Trust Series for their services. They could have a conflict between their responsibilities to a Trust Series and to those other entities.  As a result of these and other relationships, parties involved with a Trust Series have a financial incentive to act in a manner other than in the best interests of such Trust Series and the shareholders.  USCF has not established any formal procedure to resolve conflicts of interest.  Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably.  Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

A Trust Series may also be subject to certain conflicts with respect to the FCM, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCM.  In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as a Trust Series trades using the clearing broker to be used by such Trust Series.  A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by a Trust Series.

The Trust Series, USCF and SummerHaven may have conflicts of interest, which may cause them to favor their own interests to the detriment of shareholders.

The Trust Series, USCF and SummerHaven may have inherent conflicts to the extent USCF and SummerHaven attempt to maintain each Trust Series’ asset size in order to preserve its fee income and this may not always be consistent with such Trust Series’ objective of having the value of its shares’ NAV track changes in the value of an Applicable Index.

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

USCF has sole current authority to manage the investments and operations of each Trust Series. It has delegated management of each Trust Series’ investments in its Applicable Interests to its trading advisor, SummerHaven. This authority to manage the investments and operations of each Trust Series may allow either USCF or SummerHaven to act in a way that furthers its own interests in conflict with the best interests of investors. Shareholders have very limited voting rights, which will limit the ability to influence matters such as amending the Trust Agreement, changing a Trust Series’ basic investment objective, dissolving a Trust Series, or selling or distributing a Trust Series’ assets.

Shareholders have only very limited voting rights and have the power to replace USCF only under specific circumstances. Shareholders do not participate in the management of a Trust Series and do not control USCF, so they do not have any influence over basic matters that affect each Trust Series. In addition, each Trust Series could terminate at any time and cause the liquidation and potential loss of an investment and could upset the overall maturity and timing of an investment portfolio.

Shareholders have very limited voting rights with respect to each Trust Series’ affairs. Shareholders may elect a replacement sponsor only if USCF resigns voluntarily or loses its corporate charter. Shareholders are not permitted to participate in the management or control of any Trust Series or the conduct of its business. Shareholders must therefore rely upon the duties and judgment of USCF to manage each Trust Series’ affairs.

Each Trust Series may terminate at any time, regardless of whether such Trust Series has incurred losses, subject to the terms of the Trust Agreement. For example, the dissolution or resignation of USCF would cause any Trust Series to terminate unless, within 90 days of the event, shareholders holding shares representing at least 66 2/3% of the outstanding shares of all of the Trust Series elect to continue the Trust and appoint a successor sponsor. In addition, USCF may terminate any Trust Series if it determines that such Trust Series’ aggregate net assets in relation to its operating expenses make the continued operation of such Trust Series unreasonable or imprudent. However, no level of losses will require USCF to terminate a Trust Series. A Trust Series’ termination would result in the liquidation of its assets and the distribution of the proceeds thereof, first to creditors and then to the shareholders in accordance with their positive book capital account balances, after giving effect to all contributions, distributions and allocations for all periods, and each Trust Series could incur losses in liquidating its assets in connection with a termination. Termination could also negatively affect the overall maturity and timing of an investment portfolio.

The Trust Series do not expect to make cash distributions.

No Trust Series has previously made any cash distributions and intends to reinvest any realized gains in additional Commodity Interests rather than distributing cash to limited partners. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, a Trust Series generally does not expect to distribute cash.  An investor should not invest in a Trust Series if the investor will need cash distributions from the Trust Series to pay taxes on its share of income and gains of a Trust Series, if any, or for any other reason.  Nonetheless, although a Trust Series does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Commodity Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax.  If this income becomes significant then cash distributions may be made.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on a Trust Series’ net asset value.

If a substantial number of requests for redemption of Redemption Baskets are received by a Trust Series during a relatively short period of time, such Trust Series may not be able to satisfy the requests from the Trust Series assets not committed to trading.  As a consequence, it could be necessary to liquidate positions in a Trust Series’ trading positions before the time that the trading strategies would otherwise dictate liquidation.

The financial markets are currently in a slow period of recovery and the financial markets are still relatively fragile.

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends.  The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry.  In addition, the current administration and Congress have periodically been reaching impasses in passing a fiscal budget, which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continue or if a Trust Series is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, a Trust Series would be negatively impacted.  In addition, a Trust Series might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010 and 2011, economic growth in 2012 was slow and the financial markets are still fragile.  A poor financial recovery could adversely affect the financial condition and results of operations of the Trust Series’ service providers and Authorized Purchasers, which would impact the ability of USCF to achieve each Trust Series’ investment objective.

The failure or bankruptcy of a clearing broker or the Trust Series’ Custodian could result in a substantial loss of the Trust Series’ assets and could impair the Trust Series in its ability to execute trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account.  If a clearing broker fails to do so, or even if the customers’ funds are segregated by the clearing broker but the clearing broker is unable to satisfy a substantial deficit in a customer account, the clearing broker’s other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy.  In that event, the clearing broker’s customers, such as a Trust Series, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers.  The bankruptcy of a clearing broker could result in the complete loss of a Trust Series’s assets posted with the clearing broker, although the majority of a Trust Series’ assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of a clearing broker. The Trust Series may also be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

In addition, to the extent a Trust Series’ clearing broker is required to post a Trust Series’ assets as margin to a clearinghouse, the margin will be maintained in an omnibus account containing the margin of all the clearing broker’s customers.  If a Trust Series’ clearing broker defaults to a clearinghouse because of a default by one of the clearing broker’s other customers or otherwise, then the clearinghouse can look to all of the margin in the omnibus account, including margin posted by a Trust Series and any other non-defaulting customers of the clearing broker to satisfy the obligations of the clearing broker.

From time to time, clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear a Trust Series’ trades.

In addition, the majority of a Trust Series’ assets are held in Treasuries, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of a Trust Series’ assets held by that Custodian, which, at any given time, would likely comprise a substantial portion of such Trust Series’ total assets.

The liability of SummerHaven is limited, and the value of the shares may be adversely affected if USCF and any Trust Series are required to indemnify SummerHaven.

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

The liability of USCF and the Trustee are limited, and the value of the shares will be adversely affected if any Trust Series is required to indemnify the Trustee or USCF.

Under the Trust Agreement, the Trustee and USCF are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or USCF or breach by USCF of the Trust Agreement, as the case may be. As a result, USCF may require the assets of any Trust Series to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of such Trust Series and the value of its shares.

Although the shares of each Trust Series are limited liability investments, certain circumstances such as bankruptcy or indemnification of a Trust Series by a shareholder will increase the shareholder’s liability.

The shares of each Trust Series are limited liability investments; shareholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, shareholders could be required, as a matter of bankruptcy law, to return to the estate of a Trust Series any distribution they received at a time when such Trust Series was in fact insolvent or in violation of its Trust Agreement. In addition, a number of states do not have “statutory trust” statutes such as the Delaware statutes under which the Trust has been formed in the State of Delaware. It is possible that a court in such state could hold that, due to the absence of any statutory provision to the contrary in such jurisdiction, the shareholders, although entitled under Delaware law to the same limitation on personal liability as stockholders in a private corporation for profit organized under the laws of the State of Delaware, are not so entitled in such state. Finally, in the event the Trust or any Trust Series is made a party to any claim, dispute, demand or litigation or otherwise incurs any liability or expense as a result of or in connection with any shareholder’s (or assignee’s) obligations or liabilities unrelated to the business of the Trust or such Trust Series, as applicable, such shareholder (or assignees cumulatively) is required under the Trust Agreement to indemnify the Trust or such Trust Series, as applicable, for all such liability and expense incurred, including attorneys’ and accountants’ fees.

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

Neither USCF nor the Trustee is obligated to, although each may in its respective discretion, prosecute any action, suit or other proceeding in respect of any Trust Series property. The Trust Agreement does not confer upon shareholders the right to prosecute any such action, suit or other proceeding.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that USCF has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

It is possible that third parties might utilize a Trust Series’ intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. USCF has a patent for each Trust Series’ business method and has registered its trademarks. The Trust Series do not currently have any proprietary software. However, if it obtains proprietary software in the future, any unauthorized use of a Trust Series’ proprietary software and other technology could also adversely affect its competitive advantage.  The Trust Series may not have adequate resources to implement procedures for monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology.  Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights.  As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid.  Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from the Trust Series, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

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

Price Range of Shares

USCI’s shares have traded on the NYSE Arca under the symbol “USCI” since August 10, 2010. CPER’s shares have traded on the NYSE Arca under the symbol “CPER” since November 15, 2011. USAG’s shares have traded on the NYSE Arca under the symbol “USAG” since April 13, 2012. USMI’s shares have traded on the NYSE Arca under the symbol “USMI” since June 19, 2012. The following tables set forth the range of reported high and low sales prices of the shares as reported on the NYSE Arca for the periods indicated below for each of USCI, CPER, USAG and USMI.

USCI

	High	Low
Fiscal year 2013
First quarter	$60.61	$57.01
Second quarter	$56.94	$53.50
Third quarter	$57.40	$53.67
Fourth quarter	$56.76	$54.86

	High	Low
Fiscal year 2012
First quarter	$64.53	$59.89
Second quarter	$61.83	$55.15
Third quarter	$63.33	$57.74
Fourth quarter	$61.49	$58.27

As of December 31, 2013, USCI had approximately 16,044 holders of shares.

CPER

	High	Low
Fiscal year 2013
First quarter	$26.38	$23.62
Second quarter	$24.00	$20.84
Third quarter	$22.89	$20.83
Fourth quarter	$22.90	$21.40

	High	Low
Fiscal year 2012
First quarter	$28.22	$24.35
Second quarter	$27.62	$23.16
Third quarter	$26.61	$23.34
Fourth quarter	$26.24	$24.09

As of December 31, 2013, CPER had approximately 261 holders of shares.

USAG

	High	Low
Fiscal year 2013
First quarter	$25.60	$19.09
Second quarter	$24.14	$23.38
Third quarter	$24.14	$22.61
Fourth quarter	$23.63	$22.35

	High	Low
Fiscal year 2012
First quarter	$-	$-
Second quarter*	$25.59	$23.15
Third quarter	$28.89	$25.85
Fourth quarter	$27.31	$25.54

* USAG began trading on April 13, 2012.

As of December 31, 2013, USAG had approximately 84 holders of shares.

USMI

	High	Low
Fiscal year 2013
First quarter	$27.52	$25.13
Second quarter	$25.70	$20.74
Third quarter	$23.31	$20.74
Fourth quarter	$22.25	$19.50

	High	Low
Fiscal year 2012
First quarter	$-	$-
Second quarter*	$25.19	$24.20
Third quarter	$37.99	$23.82
Fourth quarter	$31.07	$24.92

* USMI began trading on June 19, 2012.

As of December 31, 2013, USMI had approximately 30 holders of shares.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its shareholders.

Issuer Purchases of Equity Securities

None of the Trust Series purchases shares directly from its shareholders; however, in connection with the redemption of baskets held by Authorized Purchasers, USCI redeemed 29 baskets (comprising 1,450,000 shares) during the year ended December 31, 2013 and USMI redeemed 1 basket (comprising 50,000 shares) during the year ended December 31, 2013. CPER and USAG did not redeem any baskets during the year ended December 31, 2013.

Item 6.	Selected Financial Data.

Financial Highlights for USCI (for the years ended December 31, 2013, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010*
Total assets	$513,731	$488,827	$351,492	$103,138
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(17,220)	$(3,774)	$(64,083)	$10,667
Net income (loss)	$(22,367)	$(8,099)	$(68,101)	$10,521
Weighted-average shares	9,051,370	7,120,765	6,141,384	674,325
Net income (loss) per share	$(2.39)	$(0.02)	$(5.90)	$14.37
Net income (loss) per weighted average share	$(2.47)	$(1.14)	$(11.09)	$15.60
Cash and cash equivalents at end of year	$474,124	$430,800	$310,492	$87,443

*	The commencement of operations of USCI was August 10, 2010.

Financial Highlights for CPER (for the years ended December 31, 2013, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011*	Year ended December 31, 2010**
Total assets	$2,379	$2,645	$2,462	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(233)	$133	$(49)	$-
Net income (loss)	$(251)	$111	$(53)	$-
Weighted-average shares	100,000	100,410	100,019	-
Net income (loss) per share	$(2.51)	$0.96	$(0.53)	$-
Net income (loss) per weighted average share	$(2.51)	$1.11	$(0.53)	$-
Cash and cash equivalents at end of year	$2,041	$2,109	$2,114	$1

*	The commencement of operations of CPER was November 15, 2011.
**	The inception of CPER was November 10, 2010.

Financial Highlights for USAG (for the years ended December 31, 2013, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2013	Year ended December 31, 2012*	Year ended December 31, 2011	Year ended December 31, 2010**
Total assets	$2,366	$2,638	$1	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(255)	$209	$-	$-
Net income (loss)	$(277)	$193	$-	$-
Weighted-average shares	100,000	113,320	-	-
Net income (loss) per share	$(2.77)	$0.56	$-	$-
Net income (loss) per weighted average share	$(2.77)	$1.70	$-	$-
Cash and cash equivalents at end of year	$2,099	$2,000	$1	$1

*	The commencement of operations of USAG was April 13, 2012.
**	The inception of USAG was November 10, 2010.

Financial Highlights for USMI (for the years ended December 31, 2013, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2013	Year ended December 31, 2012*	Year ended December 31, 2011	Year ended December 31, 2010**
Total assets	$2,284	$2,710	$1	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(384)	$194	$-	$-
Net income (loss)	$(404)	$183	$-	$-
Weighted-average shares	107,534	111,239	-	-
Net income (loss) per share	$(4.50)	$1.47	$-	$-
Net income (loss) per weighted average share	$(3.75)	$1.65	$-	$-
Cash and cash equivalents at end of year	$1,919	$2,137	$1	$1

*	The commencement of operations of USMI was June 19, 2012.
**	The inception of USMI was November 10, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

Each Trust Series is a commodity pool that issues shares representing fractional undivided beneficial interests in such Trust Series that may be purchased and sold on the NYSE Arca. The Trust Series are series of the Trust, a Delaware statutory trust formed on December 21, 2009.

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SDCI, less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the SDCI or the prices of any particular group of Futures Contracts. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on the Selection Date, it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of December 31, 2013, USCI held 2,409 Futures Contracts on the NYMEX, 2,943 Futures Contracts on the ICE Futures, 1,529 Futures Contracts on the CBOT, 1,128 Futures Contracts on the CME, 5,130 Futures Contracts on the LME and 434 Futures Contracts on the COMEX.

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

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SCITR, less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts that comprise the SCITR or the prices of any particular group of Futures Contracts. The SCITR is designed to reflect the performance of the investment returns form a portfolio of copper futures contracts. The SCITR is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. The SCITR is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SummerHaven Indexing. The Eligible Copper Futures Contracts that at any given time make up the SCITR are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in Other Copper-Related Investments. As of December 31, 2013, CPER held 27 Futures Contracts on the COMEX.

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

The investment objective of USAG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SDAI, less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the SDAI or the prices of any particular group of Futures Contracts. The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.”

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in Other Agriculture-Related Interests. As of December 31, 2013, USAG held 29 Futures Contracts on the ICE Futures, 11 Futures Contracts on the CME, 1 Futures Contract on the KCBT and 27 Futures Contracts on the CBOT.

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

The investment objective of USMI is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SDMI, less USMI’s expenses. USCF does not intend to operate USMI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the SDMI or the prices of any particular group of Futures Contracts. The SDMI is designed to reflect the performance of a diversified group of metals. The SDMI is comprised of 10 Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Metals Futures Contracts that at any given time make up the SDMI are referred to herein as “Benchmark Component Metals Futures Contracts.”

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other Eligible Metals Futures Contracts. As of December 31, 2013, USMI held 3 Futures Contracts on the NYMEX, 90 Futures Contracts on the LME and 12 Futures Contracts on the COMEX.

Regulation of Commodity Interests

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the SEC, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact the Trust Series are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Commodity Markets

Commodity Futures Price Movements

Year Ended December 31, 2013

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a downward trend during the year ended December 31, 2013. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(“SDCI”)(1)	(2.77)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	(1.22)%
Dow Jones-UBS Commodity Index Total ReturnSM(2)	(9.52)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(9.02)%

(1)  The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)   Source: Bloomberg

The value of the SDCI as of January 1, 2013 was 1,726.55. As of December 31, 2013, the value of the SDCI was 1,678.73, down approximately 2.77% over the year.

The return of approximately (2.77)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $58.45 and ended the year at $56.06 on December 31, 2013, a decrease of approximately 4.09% over the year. USCI’s per share NAV reached its high for the year on February 5, 2013 at $60.48 and reached its low for the year on June 28, 2013 at $53.50. See “Tracking the SDCI” below for information about how expenses and income affect USCI’s NAV.

Copper Markets

Copper Futures Price Movements

Year Ended December 31, 2013

As measured by the two major copper indexes, copper futures prices exhibited moderate a downward trend during the year ended December 31, 2013. The table below compares the total returns of the SCITR to the Dow Jones-UBS Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(“SCITR”)(1)	(8.90)%
Dow Jones-UBS Copper Subindex Total Return(2)	(8.76)%

(1)  The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)   Source: Bloomberg

The value of the SCITR as of January 1, 2013 was 1,223.15. As of December 31, 2013, the value of the SCITR was 1,114.30, down approximately (8.90)% over the year.

The return of approximately (8.90)% on the SCITR listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $25.43 and ended the year at $22.92 on December 31, 2013, a decrease of approximately 9.87% over the year. CPER’s per share NAV reached its high for the year on February 1, 2013 at $26.38 and reached its low for the year on June 24, 2013 at $20.74. See “Tracking the SCITR” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets

Agriculture Futures Price Movements

Year Ended December 31, 2013

As measured by the four major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a downward trend during the year ended December 31, 2013. The table below compares the total returns of the SDAI to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(“SDAI”)(1)	(10.12)%
S&P GSCI® Agriculture Index Total Return(2)	(18.00)%
Dow Jones-UBS Agriculture Total Return Sub-indexSM(2)	(14.28)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(20.55)%

(1)  The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)  Source: Bloomberg

The value of the SDAI as of January 1, 2013 was 360.61. As of December 31, 2013, the value of the SDAI was 324.11, down approximately 10.12% over the year.

The return of approximately (10.12)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $25.56 and ended the year at $22.79 on December 31, 2013, a decrease of approximately 10.84% over the period. USAG’s per share NAV reached its high for the period on January 30, 2013 at $25.74 and reached its low for the period on August 6, 2013 at $22.71. See “Tracking the SDAI” below for information about how expenses and income affect USAG’s per share NAV.

Metals Markets

Metals Futures Price Movements

Year Ended December 31, 2013

As measured by the four major metals indexes listed below, metals futures prices exhibited moderate daily swings along with a downward trend during the year ended December 31, 2013. The table below compares the total returns of the SDMI to the three major metals indexes over this time period.

SummerHaven Metals Index Total ReturnSM(“SDMI”)(1)	(16.00)%
Rogers International Commodity Index®-Metals Total Return(2)	(16.60)%
Dow Jones-UBS Industrial Metals Total Return Sub-indexSM(2)	(13.63)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Industrials Metals Total ReturnTM(2)	(11.21)%

(1)  The inception date for the SummerHaven Metals Index Total ReturnSM is September 2010.
(2)  Source: Bloomberg

The value of the SDMI as of January 1, 2013 was 865.68. As of December 31, 2013, the value of the SDMI was 727.17, down approximately 16.00% over the year.

The return of approximately (16.00)% on the SDMI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USMI’s per share NAV began the year at $26.47 and ended at $21.97 on December 31, 2013, a decrease of approximately 17.00% over the period. USMI’s per share NAV reached its high for the period on February 5, 2013 at $27.66 and reached its low for the period on June 26, 2013 at $20.82. See “Tracking the SDMI” below for information about how expenses and income affect USMI’s per share NAV.

Valuation of Futures Contracts and the Computation of the Per Share NAV

Each Trust Series’ NAV is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Trust Series’ Administrator uses the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts held on the Futures Exchanges, but calculates or determines the value of all other investments of such Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Results of Operations

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 shares on Form S-1 with the SEC. On August 10, 2010, USCI listed its shares on the NYSE Arca under the ticker symbol “USCI.” USCI established its initial offering per share NAV by setting the price at $50.00 and issued 100,000 shares to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $5,000,000 in cash on August 10, 2010. USCI commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 shares be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF agreed not to resell the shares comprising such basket except that it may require the initial Authorized Purchaser to repurchase all of these shares at a per share price equal to USCI’s per share NAV within five days following written notice from USCF, subject to the conditions that: (i) on the date of repurchase, the initial Authorized Purchaser must immediately redeem these shares in accordance with the terms of the Authorized Purchaser Agreement and (ii) immediately following such redemption at least 100,000 shares of USCI remain outstanding. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the shares comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Shares of USCI, and on September 19, 2011, USCF purchased five shares of USCI in the open market.

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of December 31, 2013, USCI had issued 13,650,020 shares, 9,150,000 of which were outstanding. As of December 31, 2013, there were 36,349,980 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On June 19, 2012, USCF received 40 Sponsor Shares of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor shares of USMI.

CPER, USAG and USMI received notice of effectiveness from the SEC for its registration of 30,000,000 CPER shares, 20,000,000 USAG shares and 20,000,000 USMI shares on September 6, 2011. The order to permit listing CPER, USMI and USAG on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its shares on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial offering per share NAV by setting the price at $25.00 and issued 100,000 shares to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of December 31, 2013, CPER had issued 200,040 shares, 100,000 of which were outstanding. As of December, 31, 2013, there were 29,799,960 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

On April 13, 2012, USAG listed its shares on the NYSE Arca under the ticker symbol “USAG.” USAG established its initial per share NAV by setting the price at $25.00. On April 14, 2012, USCF purchased 2 initial Creation Baskets of USAG. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of December 31, 2013, USAG had issued 200,040 shares, 100,000 of which were outstanding. As of December 31, 2013, there were 19,799,960 shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

On June 19, 2012, USMI listed its shares on the NYSE Arca under the ticker symbol “USMI.” USMI established its initial per share NAV by setting the price at $25.00. On June 11, 2012, USCF purchased two initial Creation Baskets of USMI. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on June 11, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. On August 29, 2012, USCF redeemed one of two initial Creation Baskets of USMI, leaving its holdings to 50,000 shares.

Since its initial offering of 20,000,000 shares, USMI has not registered any subsequent offerings of its shares. As of December 31, 2013, USMI had issued 150,040 shares, 100,000 of which were outstanding. As of December 31, 2013, there were 19,849,960 shares registered but not yet issued. More shares may have been issued by USMI than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2013, USCI had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities USA LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC and Virtu Financial BD LLC.

As of December 31, 2013, CPER, USAG and USMI had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012 and the Year Ended December 31, 2011

Since CPER commenced operations on November 15, 2011, a comparison of CPER’s results of operations for the years ended December 31, 2013 and 2012 and the period from November 15, 2011 to December 31, 2011 may not be meaningful. In addition, since USAG and USMI commenced operations on April 13, 2012 and June 19, 2012, respectively, a comparison of each of USAG’s and USMI’s results of operations for any periods prior to the period from April 13, 2012 to December 31, 2012 and June 19, 2012 to December 31, 2012, respectively, has not been provided.

As of December 31, 2013, USCI’s total unrealized gain on Futures Contracts owned or held on that day was $10,789,747 and USCI established cash deposits and investments in Treasuries that were equal to $494,440,076. USCI held 95.89% of its cash assets in overnight deposits and Treasuries at the Custodian, while 4.11% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per share NAV on December 31, 2013 was $56.06.

By comparison, as of December 31, 2012, USCI’s total unrealized loss on Futures Contracts owned or held on that day was $5,220,900, and USCI established cash deposits and investments in Treasuries that were equal to $491,119,704. USCI held 87.72% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 12.28% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The increase in cash assets in overnight deposits and investments in Treasuries for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was the result of USCI’s greater size during the year ended December 31, 2013 as measured by total net assets. The ending per share NAV on December 31, 2012 was $58.45. The decrease in the per share NAV for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to the decrease in the values of the Futures Contracts held by USCI.

By comparison, as of December 31, 2011, USCI’s total unrealized loss on Futures Contracts owned or held on that day was $22,976,692, and USCI established cash deposits and investments in Treasuries that were equal to $374,465,568. USCI held 82.92% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 17.08% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The increase in cash assets in overnight deposits and investments in Treasuries for the year ended December 31, 2012 compared to the year ended December 31, 2011, was the result of USCI’s greater size as of December 31, 2012 as measured by total net assets. The ending per share NAV on December 31, 2011 was $58.47. The decrease in the per share NAV for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to the decrease in the values of the Futures Contracts held by USCI.

As of December 31, 2013, CPER’s total unrealized gain on Futures Contracts owned or held on that day was $130,163, and CPER established cash deposits and investments in Treasuries that were equal to $2,166,695. CPER held 94.19% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 5.81% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per share NAV on December 31, 2013 was $22.92.

By comparison, as of December 31, 2012, CPER’s total unrealized gain on Futures Contracts owned or held on that day was $6,575, and CPER established cash deposits and investments in Treasuries that were equal to $2,541,590. CPER held 82.98% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 17.02% of the cash balance was held as margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was the result of CPER’s smaller size as of December 31, 2013 as measured by total net assets. The ending per share NAV on December 31, 2012 was $25.43. The decrease in the per share NAV for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to the decrease in the values of the Futures Contracts that CPER held.

By comparison, as of December 31, 2011, CPER’s total unrealized loss on Futures Contracts owned or held on that day was $62,013 and CPER established cash deposits and investments in Treasuries that were equal to $2,511,610. CPER held 84.17% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 15.83% of the cash balance was held as margin deposits for the Futures Contracts purchased at the FCM. The increase in cash assets in overnight deposits and investments in Treasuries for the year ended December 31, 2012, as compared to the period ended December 31, 2011, was the result of CPER’s greater size as of December 31, 2012 as measured by total net assets. The ending per share NAV on December 31, 2011 was $24.47. The increase in the per share NAV for the year ended December 31, 2012, as compared to the period ended December 31, 2011, was primarily due to the increase in the values of the Futures Contracts that CPER held.

As of December 31, 2013, USAG’s total unrealized loss on Futures Contracts owned or held on that day was $44,553, and USAG established cash deposits and investments in Treasuries that were equal to $2,328,626. USAG held 90.29% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 9.71% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per share NAV on December 31, 2013 was $22.79.

By comparison, as of December 31, 2012, USAG’s total unrealized loss on Futures Contracts owned or held on that day was $119,155, and USAG established cash deposits and investments in Treasuries that were equal to $2,679,845. USAG held 74.65% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 25.35% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries for the year ended December 31, 2013, as compared to the period ended December 31, 2012, was the result of USAG’s smaller size as of December 31, 2013 as measured by total net assets. The ending per share NAV on December 31, 2012 was $25.56. The decrease in the per share NAV for the year ended December 31, 2013, as compared to the period ended December 31, 2012, was primarily due to the decrease in the values of the Futures Contracts that USAG held.

As of December 31, 2013, USMI’s total unrealized loss on Futures Contracts owned or held on that day was $46,293, and USMI established cash deposits and investments in Treasuries that were equal to $2,248,304. USMI held 93.25% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 6.75% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per share NAV on December 31, 2013 was $21.97.

By comparison, as of December 31, 2012, USMI’s total unrealized gain on Futures Contracts owned or held on that day was $46,058, and USMI established cash deposits and investments in Treasuries that were equal to $2,605,049. USMI held 82.03% of its cash assets in overnight deposits and investments in Treasuries at the Custodian, while 17.97% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries for the year ended December 31, 2013, as compared to the period ended December 31, 2012, was the result of USMI’s smaller size as of December 31, 2013 as measured by total net assets. The ending per share NAV on December 31, 2012 was $26.47. The decrease in the per share NAV for the year ended December 31, 2013, as compared to the period ended December 31, 2012, was primarily due to the decrease in the values of the Futures Contracts that USMI held.

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

During the year ended December 31, 2013, the average daily total net assets of USCI were $509,704,914. The management fee incurred daily by USCI during the year amounted to $4,842,197. By comparison, during the year ended December 31, 2012, the average daily total net assets of USCI were $428,436,180. The management fee incurred by USCI during the year amounted to $4,070,144. By comparison, during the year ended December 31, 2011, the average daily total net assets of USCI were $397,802,693. The management fee paid by USCI during the year amounted to $3,779,126.

During the year ended December 31, 2013, the daily average total net assets of CPER were $2,296,522. The management fee incurred by CPER during the year amounted to $14,927. By comparison, during the year ended December 31, 2012, the average daily total net assets of CPER were $2,552,489. The management fee incurred by CPER during the year amounted to $19,823. By comparison, during the period ended December 31, 2011, the average daily total net assets of CPER were $2,444,511. The management fee incurred by CPER during the period amounted to $2,990.

During the year ended December 31, 2013, the average daily total net assets of USAG were $2,389,364. The management fee incurred by USAG during the year amounted to $19,115. By comparison, during the period ended December 31, 2012, the average daily total net assets of USAG were $2,948,838.  The management fee incurred by USAG during the period amounted to $17,492.

During the year ended December 31, 2013, the average daily total net assets of USMI were $2,519,632. The management fee incurred by USMI during the year amounted to $17,637. By comparison, during the period ended December 31, 2012, the average daily total net assets of USMI were $2,849,399. The management fee incurred by USMI during the period amounted to $10,681.

In addition to the management fee, each Trust Series pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for USCI for the year ended December 31, 2013 was $978,267, as compared to $856,041 for the year ended December 31, 2012 and $821,686 for the year ended December 31, 2011. The increase in total fees and expenses excluding management fees for the year ended December 31, 2013, compared to the year ended December 31, 2012 was due to an increase in USCI’s commissions resulting from USCI’s larger size as represented by total net assets during the year ended December 31, 2013. The increase in gross total fees and expenses excluding management fees for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to USCI’s increased size during the year ended December 31, 2012. For the years ended December 31, 2013, 2012 and 2011, USCI did not incur any fees or other expenses relating to the registration or offering of additional shares. For a portion of the year ended December 31, 2011, an expense waiver was in effect which offset certain of the expenses incurred by USCI. The total amount of the expense waiver was $36,907 for the year ended December 31, 2011. For the year ended December 31, 2011, the expenses of USCI, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $4,600,812, and after allowance for the expense waiver, totaled $4,563,905. As of March 31, 2011, the expense waiver was no longer in effect.

The gross total of these fees and expenses for CPER for the year ended December 31, 2013 was $86,632, as compared to $101,564 for the year ended December 31, 2012 and $13,134 for the period ended December 31, 2011. The decrease in gross total fees and expenses excluding management fees for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to a decrease in certain of CPER’s operating expenses during the year ended December 31, 2013. The increase in gross total fees and expenses excluding management fees for the year ended December 31, 2012, compared to the period ended December 31, 2011, was primarily due to the fact that CPER was operating for a partial period ended December 31, 2011 versus a full year of operations for the year ended December 31, 2012. For the years ended December 31, 2013 and 2012 and the period ended December 31, 2011, CPER did not incur any fees or other expenses relating to the registration or offering of additional shares. For the years ended December 31, 2013 and 2012 and the period ended December 31, 2011, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $81,789 for the year ended December 31, 2013, $96,364 for the year ended December 31, 2012 and $12,453 for the period ended December 31, 2011. For the years ended December 31, 2013 and 2012 and the period ended December 31, 2011, the expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $101,559, $121,387 and $16,124, respectively, and after allowance for the expense waiver, totaled $19,770, $25,023 and $3,671, respectively.

The gross total of these fees and expenses for USAG for the year ended December 31, 2013 was $87,824, as compared to $82,882 for the period ended December 31, 2012. The increase in gross total fees and expenses excluding management fees for the year ended December 31, 2013, compared to the period ended December 31, 2012, was primarily due to the fact that USAG had a full year of operations for the year ended December 31, 2013. For the year ended December 31, 2013 and the period ended December 31, 2012, USAG did not incur any fees or other expenses relating to the registration or offering of additional shares. For the year ended December 31, 2013 and the period ended December 31, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USAG. The total amount of the expense waiver was $81,772 for the year ended December 31, 2013 and $76,851 for the period ended December 31, 2012. For the year ended December 31, 2013 and the period ended December 31, 2012, the expenses of USAG, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $106,939 and $100,374, respectively, and after allowance for the expense waiver, totaled $25,167 and $23,523, respectively.

The gross total of these fees and expenses for USMI for the year ended December 31, 2013 was $87,302, as compared to $62,473 for the period ended December 31, 2012. The increase in gross total fees and expenses excluding management fees for the year ended December 31, 2013, compared to the period ended December 31, 2012, was primarily due to the fact that USMI had a full year of operations for the year ended December 31, 2013. For the year ended December 31, 2013 and the period ended December 31, 2012, USMI did not incur any fees or other expenses relating to the registration or offering of additional shares. For the year ended December 31, 2013 and the period ended December 31, 2012, an expense waiver was in effect which offset certain of the expenses incurred by USMI. The total amount of the expense waiver was $82,165 for the year ended December 31, 2013 and $59,316 for the period ended December 31, 2012. For the year ended December 31, 2013 and the period ended December 31, 2012, the expenses of USMI, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $104,939 and $73,154, respectively, and after allowance for the expense waiver, totaled $22,774 and $13,838, respectively.

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance of such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 amounted to a total of $555,465 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2013 was $104,184, CPER’s portion of such fees and expenses for the year ended December 31, 2013 was $488, USAG’s portion of such fees and expenses for the year ended December 31, 2013 was $471 and USMI’s portion of such fees and expenses for the year ended December 31, 2013 was $493. By comparison, for the year ended December 31, 2012, these fees and expenses amounted to a total of $540,586 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2012 was $68,533, CPER’s portion of such fees and expenses for the year ended December 31, 2012 was $415, USAG’s portion of such fees and expenses for the year ended December 31, 2012 was $220 and USMI’s portion of such fees and expenses for the year ended December 31, 2012 was $154. The increase in directors’ fees and expenses for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to a higher pro rata share of both directors’ expenses and insurance expenses for the year ended December 31, 2013. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USCI, CPER and the Related Public Funds.  USCI’s portion of such fees and expenses for the year ended December 31, 2011 was $31,792 and CPER’s portion of such fees and expenses for the year ended December 31, 2011 was $32. The decrease in directors’ fees and expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2012, which was amortized during the years ended December 31, 2011 and 2010.

Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the year ended December 31, 2013, total commissions accrued to brokers amounted to $390,945 for USCI. Of this amount, approximately $376,294, or 96.25%, was a result of rebalancing costs and approximately $14,651, or 3.75%, was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2012, total commissions accrued to brokers amounted to $310,109 for USCI. Of this amount, approximately $296,759, or 95.70%, was a result of rebalancing costs and approximately $13,350, or 4.30%, was the result of trades necessitated by creation and redemption activity. By comparison, during the period ended December 31, 2011, total commissions accrued to brokers amounted to $307,284 for USCI. Of this amount, approximately $286,584, or 93.26%, was a result of rebalancing costs and approximately $20,700, or 6.74%, was the result of trades necessitated by creation and redemption activity. The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2013 as compared to the year ended December 31, 2012, was primarily due to an increase in USCI’s total net assets (due to net creations) as well as an increase in the number of contracts traded during the rebalancing periods for the year ended December 31, 2013. The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily due an increase in USCI’s total net assets for the year ended December 31, 2012. As an annualized percentage of average total net assets, USCI’s figure for the year ended December 31, 2013 represents approximately 0.08% of USCI’s average total net assets. By comparison, USCI’s figure for the year ended December 31, 2012 represented approximately 0.07% of USCI’s average total net assets and the figure for the year ended December 31, 2011 represented approximately 0.08% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the year ended December 31, 2012, total commissions accrued to brokers amounted to $916 for CPER. Of this amount, approximately $916, or 100%, was a result of rebalancing costs and there were no trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2012, total commissions accrued to brokers amounted to $956 for CPER.  Of this amount, approximately $799, or 83.58%, was a result of rebalancing costs and approximately $157, or 16.42%, was the result of trades necessitated by creation and redemption activity. By comparison, during the period ended December 31, 2011, total commissions accrued to brokers amounted to $177 for CPER. Of this amount, approximately $45, or 25.42%, was a result of rebalancing costs and approximately $132, or $74.58%, was the result of trades necessitated by creation and redemption activity. The decrease in CPER’s total commissions accrued to brokers for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to a decrease in the total number of contracts traded during the year ended December 31, 2013. The increase in CPER’s total commissions accrued to brokers for the year ended December 31, 2012, as compared to the period ended December 31, 2011, was primarily due to a slight increase in CPER’s total net assets for the year ended December 31, 2012 and that CPER was operating for only a portion of the period ended December 31, 2011 versus a full year of operations for the year ended December 31, 2012. As an annualized percentage of average total net assets, CPER’s figure for the year ended December 31, 2013 represents approximately 0.04% of CPER’s average total net assets. By comparison, CPER’s figure for the year ended December 31, 2012 represented 0.04% of CPER’s average total net assets and the figure for the period ended December 31, 2011 represented approximately 0.06% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the year ended December 31, 2013, total commissions accrued to brokers amounted to $2,003 for USAG.  Of this amount, approximately $2,003, or 100%, was a result of rebalancing costs and there were no trades necessitated by creation and redemption activity. By comparison, during the period ended December 31, 2012, total commissions accrued to brokers amounted to $2,632 for USAG. Of this amount, approximately $2,090, or 79.41%, was a result of rebalancing costs and approximately $542, or 20.59%, was the result of trades necessitated by creation and redemption activity. The decrease in USAG’s total commissions accrued to brokers for the year ended December 31, 2013, as compared to the period ended December 31, 2012, was primarily a result of a decrease in the number of contracts traded during the year ended December 31, 2013. As an annualized percentage of average daily total net assets, USAG’s figure for the year ended December 31, 2013 represents approximately 0.08% of USAG’s average daily total net assets. By comparison, USAG’s figure for the period ended December 31, 2012 represented approximately 0.12% of USAG’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the year ended December 31, 2013, total commissions accrued to brokers amounted to $871for USMI.  Of this amount, approximately $774, or 88.91%, was a result of rebalancing costs and approximately $97, or 11.09%, was the result of trades necessitated by creation and redemption activity. By comparison, during the period ended December 31, 2012, total commissions accrued to brokers amounted to $714 for USMI. Of this amount, approximately $512, or 71.71%, was a result of rebalancing costs and approximately $202, or 28.29%, was the result of trades necessitated by creation and redemption activity. The increase in USMI’s total commissions accrued to brokers for the year ended December 31, 2013, as compared to the period ended December 31, 2012, was primarily a result of an increase in the number of contracts traded during the year ended December 31, 2013 as opposed to the partial year of operations for the year ended December 31, 2012. As an annualized percentage of average daily total net assets, USMI’s figure for the year ended December 31, 2013 represents approximately 0.03% of USMI’s average daily total net assets. By comparison, USMI’s figure for the period ended December 31, 2012 represented approximately 0.05% of USMI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs were approximately $400,000 for the year ended December 31, 2013 for USCI, $60,000 for the year ended December 31, 2013 for CPER, $60,000 for the year ended December 31, 2013 for USAG and $60,000 for the year ended December 31, 2013 for USMI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2013, USCF waived $81,789, $81,772 and $82,165 for each of CPER, USAG and USMI, respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 8 of this annual report on Form 10-K.

Interest Income. Each Trust Series seeks to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with each Trust Series’ Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the year ended December 31, 2013, USCI earned $265,555 in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.05%. USCI purchased Treasuries during the year ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the years ended December 31, 2012 and 2011, USCI earned $278,476 and $179,139, respectively, in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.07% and 0.05%, respectively. USCI purchased Treasuries during the years ended December 31, 2012 and 2011 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments held by USCI, including cash equivalents and Treasuries, were similar during the year ended December 31, 2013, compared to the year ended December 31, 2012 and similar compared to the year ended December 31, 2011. As a result, the amount of income earned by USCI as a percentage of average total net assets was similar during the year ended December 31, 2013, compared to the year ended December 31, 2012 and was similar compared to the year ended December 31, 2011.

For the year ended December 31, 2013, CPER earned $1,260 in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.05%. CPER purchased Treasuries during the year ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the year ended December 31, 2012 and the period ended December 31, 2011, CPER earned $1,607 and $92, respectively, in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.06% and 0.03%, respectively. CPER purchased Treasuries during the year ended December 31, 2012 and the period ended December 31, 2011 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments held by CPER, including cash equivalents and Treasuries, were similar during the year ended December 31, 2013, compared to the year ended December 31, 2012 and similar compared to the period ended December 31, 2011. As a result, the amount of income earned by CPER as a percentage of average total net assets was similar during the year ended December 31, 2013, compared to the year ended December 31, 2012 and was similar compared to the period ended December 31, 2011.

For the year ended December 31, 2013, USAG earned $1,328 in interest income on such Treasuries, cash and/or cash equivalents. Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.06%. USAG purchased Treasuries during the year ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the period ended December 31, 2012, USAG earned $1,573 in interest income on such Treasuries, cash and/or cash equivalents. Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.07%. USAG purchased Treasuries during the period ended December 31, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USAG, including cash equivalents and Treasuries, were similar during the year ended December 31, 2013, compared to the period ended December 31, 2012. As a result, the amount of income earned by USAG as a percentage of average total net assets was similar during the year ended December 31, 2013, compared to the period ended December 31, 2012.

For the year ended December 31, 2013, USMI earned $1,299 in interest income on such Treasuries, cash and/or cash equivalents. Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.05%. USMI purchased Treasuries during the year ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the period ended December 31, 2012, USMI earned $1,270 in interest income on such Treasuries, cash and/or cash equivalents. Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.08%. USMI purchased Treasuries during the period ended December 31, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USMI, including cash equivalents and Treasuries, were similar during the year ended December 31, 2013, compared to the period ended December 31, 2012. As a result, the amount of income earned by USMI as a percentage of average total net assets was similar during the year ended December 31, 2013, compared to the period ended December 31, 2012.

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012 and 2011

Since CPER commenced operations on November 15, 2011, a comparison of CPER’s results of operations for the three months ended December 31, 2013 and 2012 and the period from November 15, 2011 to December 31, 2011 may not be meaningful. In addition, since USAG and USMI commenced operations on April 13, 2012 and June 19, 2012, respectively, a comparison of each of USAG’s and USMI’s results of operations for any periods prior to the period from April 13, 2012 to December 31, 2012 and the period from June 19, 2012 to December 31, 2012, respectively, has not been provided.

Portfolio Expenses. During the three months ended December 31, 2013, the daily average total net assets of USCI were $508,589,477. The management fee incurred by USCI during the period amounted to $1,217,828. By comparison, during the three months ended December 31, 2012, the daily average total net assets of USCI were $484,122,909. The management fee incurred by USCI during the period amounted to $1,156,075. By comparison, during the three months ended December 31, 2011, the daily average total net assets of USCI were $413,830,003. The management fee paid by USCI during the period amounted to $990,925.

During the three months ended December 31, 2013, the daily average total net assets of CPER were $2,217,614. The management fee incurred by CPER during the period amounted to $3,633. By comparison, during the three months ended December 31, 2012, the daily average total net assets of CPER were $2,515,754. The management fee incurred by CPER during the period amounted to $4,111. By comparison, during the period ended December 31, 2011, the daily average total net assets of CPER were $2,444,511. The management fee incurred by CPER during the period amounted to $2,990.

During the three months ended December 31, 2013, the average daily total net assets of USAG were $2,337,457. The management fee incurred by USAG during the period amounted to $4,713. By comparison, during the three months ended December 31, 2012, the average daily total net assets of USAG were $2,653,902. The management fee incurred by USAG during the period amounted to $5,337.

During the three months ended December 31, 2013, the average daily total net assets of USMI were $2,220,427. The management fee incurred by USMI during the period amounted to $3,917. By comparison, during the three months ended December 31, 2012, the average daily total net assets of USMI were $2,637,101.  The management fee incurred by USMI during the period amounted to $4,640.

In addition to the management fee, each Trust Series pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for USCI for the three months ended December 31, 2013 was $252,406, as compared to $171,863 for the three months ended December 31, 2012 and $170,111for the three months ended December 31, 2011. The increase in total expenses excluding management fees for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 and 2011 was due to an increase in USCI’s commissions during the three months ended December 31, 2013, as well as an increase in other operating expenses.  For the three months ended December 31, 2013, 2012 and 2011, USCI did not incur any fees or other expenses relating to the registration or offering of additional shares.

The gross total of these fees and expenses for CPER for the three months ended December 31, 2013 was $15,951, as compared to $33,217 for the three months ended December 31, 2012 and $13,134 for the period ended December 31, 2011. The decrease in gross total expenses excluding management fees for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily due to a decrease in certain of CPER’s operating expenses during the three months ended December 31, 2013. The increase in gross total expenses excluding management fees for the three months ended December 31, 2012, as compared to the period ended December 31, 2011, was primarily due to CPER being operational for only a portion of the three months ended December 31, 2011. For the three months ended December 31, 2013 and 2012 and the period ended December 31, 2011, CPER did not incur any fees or other expenses relating to the registration or offering of additional shares. For the three months ended December 31, 2013 and 2012 and the period ended December 31, 2011, an expense waiver was in effect which offset certain of the expenses incurred by CPER. The total amount of the expense waiver was $14,618 for the three months ended December 31, 2013, $31,459 for the three months ended December 31, 2012 and $12,453 for the period ended December 31, 2011. For the three months ended December 31, 2013 and 2012 and the period ended December 31, 2011, the expenses of CPER, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $19,584, $37,328 and $16,124, respectively, and after allowance for the expense waiver, totaled $4,966, $5,869 and $3,671, respectively.

The gross total of these fees and expenses for USAG for the three months ended December 31, 2013 was $6,132, as compared to $32,086 for the three months ended December 31, 2012. The decrease in gross total expenses excluding management fees for the three months ended December 31, 2013, as compared to three months ended December 31, 2012, was primarily due to a decrease in USAG’s other operating expenses during the three months ended December 31, 2013. For the three months ended December 31, 2013 and 2012, USAG did not incur any fees or other expenses relating to the registration or offering of additional shares. For the three months ended December 31, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USAG. The total amount of the expense waiver was $4,637 for the three months ended December 31, 2013 and $30,132 for the three months ended December 31, 2012. For the three months ended December 31, 2013 and 2012, the expenses of USAG, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $10,845 and $37,423, respectively, and after allowance for the expense waiver, totaled $6,208 and $7,291, respectively.

The gross total of these fees and expenses for USMI for the three months ended December 31, 2013 was $6,182, as compared to $31,766 for the three months ended December 31, 2012. The decrease in gross total expenses excluding management fees for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily due to a decrease in other operating expenses during the three months ended December 31, 2013.  For the three months ended December 31, 2013 and 2012, USMI did not incur any fees or other expenses relating to the registration or offering of additional shares. For the three months ended December 31, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USMI. The total amount of the expense waiver was $4,987 for the three months ended December 31, 2013 and $30,139 for the three months ended December 31, 2012. For the three months ended December 31, 2013 and 2012, the expenses of USMI, including management fees, commissions and all other expenses, before allowance for the expense waiver, totaled $10,099 and $36,406, respectively, and after allowance for the expense waiver, totaled $5,112 and $6,267, respectively.

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance of such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 amounted to a total of $555,465 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2013 was $104,184, CPER’s portion of such fees and expenses for the year ended December 31, 2013 was $488, USAG’s portion of such fees and expenses for the year ended December 31, 2013 was $471 and USMI’s portion of such fees and expenses for the year ended December 31, 2013 was $493.

Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or Treasuries. During the three months ended December 31, 2013, total commissions accrued to brokers amounted to $106,806 for USCI. Of this amount, approximately $100,298, or 93.91%, was a result of rebalancing costs and approximately $6,508, or 6.09%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2012, total commissions accrued to brokers amounted to $85,901 for USCI. Of this amount, approximately $83,352, or 97.03%, was a result of rebalancing costs and approximately $2,549, or 2.97%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2011, total commissions accrued to brokers amounted to $43,845 for USCI. Of this amount, approximately $42,045, or 95.89%, was a result of rebalancing costs and approximately $1,800, or 4.11%, was the result of trades necessitated by creation and redemption activity. The increase in USCI’s total commissions accrued to brokers for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 and 2011, was primarily due to an increase in the number of contracts traded during the rebalancing periods for the three months ended December 31, 2013. As an annualized percentage of average daily total net assets, USCI’s figure for the three months ended December 31, 2013 represents approximately 0.08% of USCI’s average daily total net assets. By comparison, USCI’s figure for the three months ended December 31, 2012 represented approximately 0.07% of USCI’s average daily total net assets and the figure for the three months ended December 31, 2011 represented approximately 0.04% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended December 31, 2013, total commissions accrued to brokers amounted to $367 for CPER. Of this amount, approximately $367, or 100%, was a result of rebalancing costs and there were no trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2012, total commissions accrued to brokers amounted $359 for CPER.  Of this amount, approximately $359, or 100%, was a result of rebalancing costs and there were no trades necessitated by creation and redemption activity. By comparison, for the period ended December 31, 2011, total commissions accrued to brokers amounted to $177 for CPER. Of this amount, approximately $45, or 25.42%, was a result of rebalancing costs and approximately $132, or 74.58%, was the result of trades necessitated by creation and redemption activity. The increase in CPER’s total commissions accrued to brokers for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily due to an increase in the number of contracts traded during the rebalancing periods for the three months ended December 31, 2013. The increase in CPER’s total commissions accrued to brokers for the three months ended December 31, 2012, as compared to the period ended December 31, 2011, was primarily due to the fact that CPER was operational for the entire three months ended December 31, 2012 as compared to a portion of three months ended December 31, 2011. As an annualized percentage of average daily total net assets, CPER’s figure for the three months ended December 31, 2013 represents approximately 0.07% of CPER’s average daily total net assets. By comparison, CPER’s figure for the three months ended December 31, 2012 represented approximately 0.06% of USCI’s average daily total net assets and the figure for the period ended December 31, 2011 represented approximately 0.06% of CPER’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended December 31, 2013, total commissions accrued to brokers amounted to $479 for USAG. Of this amount, approximately $479, or 100%, was a result of rebalancing costs and there were no trades necessitated by creation or redemption activity. By comparison, during the three months ended December 31, 2012, total commissions accrued to brokers amounted to $558 for USAG.  Of this amount, approximately $558, or 100%, was a result of rebalancing costs and there were no trades necessitated by creation or redemption activity. The decrease in USAG’s total commissions accrued to brokers for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily due to a decrease in the number of futures contracts traded during the three months ended December 31, 2013. As an annualized percentage of average daily total net assets, USAG’s figure for the three months ended December 31, 2013 represents approximately 0.08% of USAG’s average daily total net assets. By comparison, USAG’s figure for the three months ended December 31, 2012 represented approximately 0.08% of USAG’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the three months ended December 31, 2013, total commissions accrued to brokers amounted to $228 for USMI. Of this amount, approximately $228, or 100%, was a result of rebalancing costs and there were no trades necessitated by creation or redemption activity. By comparison, during the three months ended December 31, 2012, total commissions accrued to brokers amounted to $238 for USMI.  Of this amount, approximately $238, or 100%, was a result of rebalancing costs and there were no trades necessitated by creation and redemption activity. The decrease in USMI’s total commissions accrued to brokers for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily due to a decrease in the number of futures contracts traded during the three months ended December 31, 2013. As an annualized percentage of average daily total net assets, USMI’s figure for the three months ended December 31, 2013 represents approximately 0.04% of USMI’s average daily total net assets. By comparison, USMI’s figure for the three months ended December 31, 2012 represented approximately 0.04% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $400,000 for the year ended December 31, 2013 for USCI, $60,000 for the year ended December 31, 2013 for CPER, $60,000 for the year ended December 31, 2013 for USAG and $60,000 for the year ended December 31, 2013 for USMI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods. For the three months ended December 31, 2013, USCF waived $14,618, $4,637 and $4,987 for each of CPER, USAG and USMI, respectively. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 8 of this annual report on Form 10-K.

Interest Income. Each Trust Series seeks to invest its assets such that it holds Futures Contracts and Other Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require each Trust Series to pay the full amount of the contract value at the time of purchase, but rather require each Trust Series to post an amount as a margin deposit against the eventual settlement of the contract. As a result, each Trust Series retains an amount that is approximately equal to its total net assets, which each Trust Series invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with each Trust Series’ Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended December 31, 2013, USCI earned $59,083 in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.05%. USCI purchased Treasuries during the three months ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2012 and 2011, USCI earned $100,972 and $26,818, respectively, in interest income on such Treasuries, cash and/or cash equivalents. Based on USCI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.08% and 0.03%, respectively. USCI purchased Treasuries during the three months ended December 31, 2012 and 2011 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 and higher compared to the three months ended December 31, 2011. As a result, the amount of income earned by USCI as a percentage of average total net assets decreased during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 and increased compared to the three months ended December 31, 2011.

For the three months ended December 31, 2013, CPER earned $270 in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.05%. CPER purchased Treasuries during the three months ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2012 and the period ended December 31, 2011, CPER earned $514 and $92, respectively, in interest income on such Treasuries, cash and/or cash equivalents. Based on CPER’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.08% and 0.03%, respectively. CPER purchased Treasuries during the three months ended December 31, 2012 and the period ended December 31, 2011 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 and higher compared to the period ended December 31, 2011. As a result, the amount of income earned by CPER as a percentage of average total net assets decreased during the three months ended December 31, 2013 compared to three months ended December 31, 2012 and increased compared to the period ended December 31, 2011.

For the three months ended December 31, 2013, USAG earned $292 in interest income on such Treasuries, cash and/or cash equivalents. Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.05%. USAG purchased Treasuries during the three months ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2012, USAG earned $559 in interest income on such Treasuries, cash and/or cash equivalents.  Based on USAG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.08%. USAG purchased Treasuries during the three months ended December 31, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were lower during the three months ended December 31, 2013 compared to the three months ended December 31, 2012. As a result, the amount of income earned by USAG as a percentage of average total net assets decreased during the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

For the three months ended December 31, 2013, USMI earned $252 in interest income on such Treasuries, cash and/or cash equivalents. Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.05%. USMI purchased Treasuries during the three months ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2012, USMI earned $570 in interest income on such Treasuries, cash and/or cash equivalents.  Based on USMI’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.09%. USMI purchased Treasuries during the three months ended December 31, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USMI, including cash, cash equivalents and Treasuries, were lower during the three months ended December 31, 2013 compared to the three months ended December 31, 2012. As a result, the amount of income earned by USMI as a percentage of average total net assets decreased during the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Portfolio Holdings for USCI

During the year ended December 31, 2013, USCI’s portfolio held at all times Futures Contracts based on at least fourteen different commodities. Due to changes in the composition of the SDCI, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The SDCI” below). The table below lists the Benchmark Component Futures Contracts held during the year ended December 31, 2013.

Benchmark Component Futures Contracts for USCI

• = Component

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2013. Second, while the tables above list the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

• = Component
Source: Bloomberg

Tracking each Trust Series’ Benchmark

USCF seeks to manage each Trust Series’ portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the changes in the price of the Applicable Index, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in a Trust Series’ per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Applicable Index. As an example, if the average daily movement of the price of the Applicable Index for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Applicable Index’s results). Each Trust Series’ portfolio management goals do not include trying to make the nominal price of its per share NAV equal to the nominal price of the Applicable Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

USCI

For the 30 valuation days ended December 31, 2013, the simple average daily change in the SDCI was 0.048%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.042%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.14)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended December 31, 2013, the last trading day in December. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts for the three years ended December 31, 2013.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to December 31, 2013, the simple average daily change in the SDCI was 0.023%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.017%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (5.32)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USCI versus the return of the SDCI can be calculated by comparing the actual return of USCI, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USCI’s returns had been exactly the same as the daily changes in the price of the SDCI.

For the year ended December 31, 2013, the actual total return of USCI as measured by changes in its per share NAV was (4.09)%. This is based on an initial per share NAV of $58.45 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $56.06. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $56.83 as of December 31, 2013, for a total return over the relevant time period of (2.77)%. The difference between the actual per share NAV total return of USCI of (4.09)% and the expected total return based on the SDCI of (2.79)% was an error over the time period of (1.32)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDCI total return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2013, USCI earned interest income of $265,555, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the year ended December 31, 2013, USCI also collected $15,750 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2013, USCI incurred total expenses of $5,820,464. Income from interest and Authorized Purchaser collections net of expenses was $(5,539,159), which is equivalent to a weighted average net income rate of approximately (1.09)% for the year ended December 31, 2013.

By comparison, for the year ended December 31, 2012, the actual total return of USCI as measured by changes in its per share NAV was (0.03)%. This is based on an initial per share NAV of $58.47 on December 31, 2011 and an ending per share NAV as of December 31, 2012 of $58.45. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $59.27 as of December 31, 2012, for a total return over the relevant time period of 1.37%. The difference between the actual per share NAV total return of USCI of (0.03)% and the expected total return based on the SDCI of 1.37% was an error over the time period of (1.40)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDCI total return can be attributed to the net impact of the expenses that USCI paid, offset in part by the income that USCI collected on its cash and cash equivalent holdings. During the year ended December 31, 2012, USCI earned interest income of $278,476, which is equivalent to a weighted average income rate of approximately 0.07% for such period. In addition, during the year ended December 31, 2012, USCI also collected $12,950 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2012, USCI incurred total expenses of $4,926,185. Income from interest and Authorized Purchaser collections net of expenses was $(4,634,759), which is equivalent to a weighted average net income rate of approximately (1.08)% for the year ended December 31, 2012.

By comparison, for the year ended December 31, 2011, the actual total return of USCI as measured by changes in its per share NAV was (9.17)%. This is based on an initial per share NAV of $64.37 on December 31, 2010 and an ending per share NAV as of December 31, 2011 of $58.47. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $59.20 as of December 31, 2011, for a total return over the relevant time period of (8.03)%. The difference between the actual per share NAV total return of USCI of (9.17)% and the expected total return based on the SDCI of (8.03)% was an error over the time period of (1.14)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDCI total return can be attributed to the net impact of the expenses that USCI paid, offset in part by the income that USCI collected on its cash and cash equivalent holdings. During the year ended December 31, 2011, USCI earned interest income of $179,139, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the year ended December 31, 2011, USCI also collected $57,300 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2011, USCI incurred net expenses of $4,563,905. Income from interest and Authorized Purchaser collections net of expenses was $(4,327,466), which is equivalent to a weighted average net income rate of approximately (1.09)% for the year ended December 31, 2011.

CPER

For the 30 valuation days ended December 31, 2013, the simple average daily change in the SCITR was 0.207%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.201%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCITR, the average error in daily tracking by the per share NAV was (44.07)%, meaning that over this time period CPER’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCITR for the 30-valuation day period ended December 31, 2013, the last trading day in December. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the Benchmark Component Copper Futures Contracts for the year ended December 31, 2013.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to December 31, 2013, the simple average daily change in the SCITR was (0.008)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.003)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCITR, the average error in daily tracking by the per share NAV was (5.43)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of CPER versus the return of the SCITR can be calculated by comparing the actual return of CPER, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that CPER’s returns had been exactly the same as the daily changes in the price of the SCITR.

For the year ended December 31, 2013, the actual total return of CPER as measured by changes in its per share NAV was (9.87)%. This is based on an initial per share NAV of $25.43 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $22.92. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SCITR, CPER would have had an estimated per share NAV of $23.17 as of December 31, 2013, for a total return over the relevant time period of (8.89)%. The difference between the actual per share NAV total return of CPER of (9.87)% and the expected total return based on the SCITR of (8.89)% was an error over the time period of (0.98)%, which is to say that CPER’s actual total return underperformed the SCITR result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SCITR total return can be attributed to the net impact of the expenses that CPER pays, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2013, CPER earned interest income of $1,260, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the year ended December 31, 2013, CPER did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of shares. During the year ended December 31, 2013, CPER incurred net expenses of $19,770. Income from interest and Authorized Purchaser collections net of expenses was $(18,510), which is equivalent to a weighted average net income rate of approximately (0.81)% for the year ended December 31, 2013.

By comparison, for the year ended December 31, 2012, the actual total return of CPER as measured by changes in its per share NAV was 3.92%. This is based on an initial per share NAV of $24.47 on December 31, 2011 and an ending per share NAV as of December 31, 2012 of $25.43. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SCITR, CPER would have had an estimated per share NAV of $25.70 as of December 31, 2012, for a total return over the relevant time period of 5.03%. The difference between the actual per share NAV total return of CPER of 3.92% and the expected total return based on the SCITR of 5.03% was an error over the time period of (1.11)%, which is to say that CPER’s actual total return underperformed the SCITR result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SCITR total return can be attributed to the net impact of the expenses that CPER paid, offset in part by the income that CPER collected on its cash and cash equivalent holdings. During the year ended December 31, 2012, CPER earned interest income of $1,607, which is equivalent to a weighted average income rate of approximately 0.06% for such period. In addition, during the year ended December 31, 2012, CPER also collected $1,350 from its Authorized Purchasers for creating or redeeming baskets of shares. During the year ended December 31, 2012, CPER incurred net expenses of $25,023. Income from interest and Authorized Purchaser collections net of expenses was $(22,066), which is equivalent to a weighted average net income rate of approximately (0.86)% for the year ended December 31, 2012.

By comparison, for the period ended December 31, 2011, the actual total return of CPER as measured by changes in its per share NAV was (2.12)%. This is based on an initial per share NAV of $25.00 on November 15, 2011 and an ending per share NAV as of December 31, 2011 of $24.47. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SCITR, CPER would have had an estimated per share NAV of $24.50 as of December 31, 2011, for a total return over the relevant time period of (2.00)%. The difference between the actual per share NAV total return of CPER of (2.12)% and the expected total return based on the SCITR of (2.00)% was an error over the time period of (0.12)%, which is to say that CPER’s actual total return underperformed the SCITR result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SCITR total return can be attributed to the net impact of the expenses that CPER paid, offset in part by the income that CPER collected on its cash and cash equivalent holdings. During the period ended December 31, 2011, CPER earned interest income of $92, which is equivalent to a weighted average income rate of approximately 0.03% for such period. During the period ended December 31, 2011, CPER did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of shares. During the period ended December 31, 2011, CPER incurred net expenses of $3,671. Income from interest and Authorized Purchaser collections net of expenses was $(3,579), which is equivalent to a weighted average net income rate of approximately (1.14)% for the period ended December 31, 2011.

USAG

For the 30-valuation days ended December 31, 2013, the simple average daily change in the SDAI was (0.038)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.04)%. The average daily difference was (0.023)% (or (0.23) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 7.20%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended December 31, 2013, the last trading day in December. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the Benchmark Component Agriculture Futures Contracts for the year ended December 31, 2013.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to December 31, 2013, the simple average daily change in the SDAI was (0.014)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.019)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 4.01%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USAG versus the return of the SDAI can be calculated by comparing the actual return of USAG, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that USAG’s returns had been exactly the same as the daily changes in the price of the SDAI.

For the year ended December 31, 2013, the actual total return of USAG as measured by changes in its per share NAV was (10.84)%. This is based on an initial per share NAV of $25.56 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $22.79. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $22.97 as of December 31, 2013, for a total return over the relevant time period of (10.13)%. The difference between the actual per share NAV total return of USAG of (10.84)% and the expected total return based on the SDAI of (10.13)% was an error over the time period of (0.71)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDAI total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the year ended December 31, 2013, USAG earned interest income of $1,328, which is equivalent to a weighted average income rate of approximately 0.06% for such period. During the year ended December 31, 2013, USAG did not collect any from its Authorized Purchasers for creating or redeeming baskets of shares. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2013, USAG incurred net expenses of $25,167. Income from interest and Authorized Purchaser collections net of expenses was $(23,839), which is equivalent to a weighted average net income rate of approximately (1.00)% for the year ended December 31, 2013.

By comparison, for the period ended December 31, 2012, the actual total return of USAG as measured by changes in its per share NAV was 2.24%. This is based on an initial per share NAV of $25.00 on April 13, 2012 and an ending per share NAV as of December 31, 2012 of $25.56. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $25.80 as of December 31, 2012, for a total return over the relevant time period of 3.20%. The difference between the actual per share NAV total return of USAG of 2.24% and the expected total return based on the SDAI of 3.20% was an error over the time period of (0.96)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDAI total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the period ended December 31, 2012, USAG earned interest income of $1,573, which is equivalent to a weighted average income rate of approximately 0.07% for such period. In addition, during the period ended December 31, 2012, USAG also collected $2,700 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to USAG’s actual total return. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended December 31, 2012, USAG incurred net expenses of $23,523. Income from interest and Authorized Purchaser collections net of expenses was $(19,250), which is equivalent to a weighted average net income rate of approximately (0.91)% for the period ended December 31, 2012.

USMI

For the 30-valuation days ended December 31, 2013, the simple average daily change in the SDMI was 0.001%, while the simple average daily change in the per share NAV of USMI over the same time period was 0.0004%. The average daily difference was (0.0006)% (or (0.06) basis point, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDMI, the average error in daily tracking by the per share NAV was 0.96%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USMI’s per share NAV versus the daily movement of the SDMI for the 30-valuation day period ended December 31, 2013, the last trading day in December. The second chart below shows the monthly total returns of USMI as compared to the monthly value of the Benchmark Component Metals Futures Contracts for the year ended December 31, 2013.

Since the commencement of the offering of USMI’s shares to the public on June 19, 2012 to December 31, 2013, the simple average daily change in the SDMI was (0.023)%, while the simple average daily change in the per share NAV of USMI over the same time period was (0.027)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDMI, the average error in daily tracking by the per share NAV was 0.16%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USMI versus the return of the SDMI can be calculated by comparing the actual return of USMI, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that USMI’s returns had been exactly the same as the daily changes in the price of the SDMI.

For the year ended December 31, 2013, the actual total return of USMI as measured by changes in its per share NAV was (17.00)%. This is based on an initial per share NAV of $26.47 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $21.97. During this time period, USMI made no distributions to its shareholders. However, if USMI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDMI, USMI would have had an estimated per share NAV of $22.23 as of December 31, 2013, for a total return over the relevant time period of (16.00)%. The difference between the actual per share NAV total return of USMI of (17.00)% and the expected total return based on the SDMI of (16.00)% was an error over the time period of (1.00)% which is to say that USMI’s actual total return underperformed the SDMI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDMI total return can be attributed to the net impact of the expenses that USMI pays, offset in part by the income that USMI collects on its cash and cash equivalent holdings. During the year ended December 31, 2013, USMI earned interest income of $1,299, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the year ended December 31, 2013, USMI also collected $1,350 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to USMI’s actual total return. However, if the total assets of USMI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2013, USMI incurred net expenses of $22,774. Income from interest and Authorized Purchaser collections net of expenses was $(20,125), which is equivalent to a weighted average net income rate of approximately (0.80)% for the year ended December 31, 2013.

By comparison, for the period ended December 31, 2012, the actual total return of USMI as measured by changes in its per share NAV was 5.88%. This is based on an initial per share NAV of $25.00 on June 19, 2012 and an ending per share NAV as of December 31, 2012 of $26.47. During this time period, USMI made no distributions to its shareholders. However, if USMI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDMI, USMI would have had an estimated per share NAV of $26.57 as of December 31, 2012, for a total return over the relevant time period of 6.28%. The difference between the actual per share NAV total return of USMI of 5.88% and the expected total return based on the SDMI of 6.28% was an error over the time period of (0.40)% which is to say that USMI’s actual total return underperformed the SDMI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDMI total return can be attributed to the net impact of the expenses that USMI pays, offset in part by the income that USMI collects on its cash and cash equivalent holdings. During the period ended December 31, 2012, USMI earned interest income of $1,270, which is equivalent to a weighted average income rate of approximately 0.08% for such period. In addition, during the period ended December 31, 2012, USMI also collected $1,350 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to USMI’s actual total return. However, if the total assets of USMI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended December 31, 2012, USMI incurred net expenses of $13,838. Income from interest and Authorized Purchaser collections net of expenses was $(11,218), which is equivalent to a weighted average net income rate of approximately (0.74)% for the period ended December 31, 2012.

Factors That Can Impact Ability to Track the Applicable Index

There are currently three factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the year ended December 31, 2013. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. During the year ended December 31, 2013, USCI earned, on an annualized basis, approximately 0.05% on its cash holdings. It also incurred cash expenses on an annualized basis of (0.95)% for management fees, approximately (0.08)% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately (0.12)% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.09)% and affected USCI’s ability to track its benchmark. During the year ended December 31, 2013, CPER earned, on an annualized basis, approximately 0.05% on its cash holdings. It also incurred cash expenses on an annualized basis of approximately (0.65)%* for management fees, approximately (0.04)% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately (0.17)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.81)% and affected CPER’s ability to track its benchmark. During the year ended December 31, 2013, USAG earned, on an annualized basis, approximately 0.06% on its cash holdings. It also incurred cash expenses on an annualized basis of approximately (0.80)%* for management fees, approximately (0.08)% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately (3.59)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.00)% and affected USAG’s ability to track its benchmark. During the year ended December 31, 2013, USMI earned, on an annualized basis, approximately 0.05% on its cash holdings. It also incurred cash expenses on an annualized basis of approximately (0.70)%* for management fees, approximately (0.05)% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately (0.16)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.86)% and affected USMI’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

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

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2013, none of the Trust Series held any Other Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from December 31, 2003 through December 31, 2013.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from December 31, 2003 through December 31, 2013 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period
from December 31, 2003 through December 31, 2013

Year	Ending Level*	Annual Return
2003	479.25	26.09%
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM (“SDCI”) Year-Over-Year
Hypothetical Total Returns (1998-12/31/2013)*

source: Summerhaven Index Management, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2013.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2013*
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI
Total return	64%	58%	349%	646%
Average Annual return (total)	5.28%	6.87%	12.21%	15.41%
Annualized volatility	17.00%	23.40%	19.25%	15.74%
Annualized Sharpe Ratio	0.16	0.18	0.50	0.81

Source: SummerHaven Indexing, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through December 31, 2013 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Dow Jones-UBS Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

None of the indices has an investment objective identical to the SDCI. As a result, there are inherent limitations in comparing the performance of such indices against the SDCI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USCI is not responsible for any information found on such websites, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2013; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

Ten Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,
DB LCI OY TR, and the Hypothetical Returns of the SDCI
(12/31/03-12/31/13)*

Source: SummerHaven Indexing, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,
DB LCI OY TR, and the Hypothetical Returns of the SDCI
(12/31/08-12/31/13)*

Source: SummerHaven Indexing, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SCITR

The table and chart below show the hypothetical performance of the SCITR from December 31, 2003 through December 31, 2013.

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

Since the SCITR was launched on November 4, 2010, there is no actual performance history of the SCITR to present. However, the components of the SCITR and the weighting of the components of the SCITR are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the SCITR would have performed from December 31, 2003 through December 31, 2013 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCITR. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCITR for the period from December 31, 2003 through December 31, 2013**

Year	Ending Level*	Annual Return
2003	209.444	44.00%
2004	310.819	48.40%
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%

* The “base level” for the SCITR was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCITR on the last trading day of each year and is used to illustrate the cumulative performance of the SCITR.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SCITR Year-Over-Year
Hypothetical Total Returns (12/31/97-12/31/13)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SCITR in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2013.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2013
	DJ-UBS Copper TR	Spot Copper (less storage)	SCI TR
Total return	387%	173%	612%
Average annual return (total)	19.40%	14.80%	22.79%
Annualized volatility	28.05%	27.06%	27.39%
Annualized Sharpe ratio	0.54	0.40	0.66

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCITR from December 31, 1997 through December 31, 2013 in comparison with a traditional commodity index and spot copper prices: the Dow Jones-UBS Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Dow Jones-UBS Copper Subindex Total ReturnSM includes the contract in the Dow Jones-UBS Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCITR is derived by using the SCITR’s calculation methodology with historical prices for the futures contracts comprising the SCITR. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCITR. As a result, there are inherent limitations in comparing such performance against the SCITR. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Dow Jones-UBS Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2013; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the S&P GSCI Copper TR,
DJ-UBS Copper TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCITR (12/31/03-12/31/13)*

Source: SummerHaven Indexing, Bloomberg, LME

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCITR in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period.

Five Year Comparison of Index Returns of the S&P GSCI Copper TR,
DJ-UBS Copper TR, Spot Copper price, Spot Copper Price less Storage
Cost, and the Hypothetical Returns of the SCITR (12/31/08-12/31/13)*

Source: SummerHaven Indexing, Bloomberg, LME

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SDAI

The table and chart below show the hypothetical performance of the SDAI from December 31, 2003 through December 31, 2013.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from December 31, 2003 through December 31, 2013 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period
from December 31, 2003 through December 31, 2013**

Year	Ending Level*	Annual Return
2003	201.497	12.13%
2004	213.353	5.88%
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.61	3.21%
2013	324.11	(10.12)%

* The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Dynamic Agriculture Index Year-Over-Year
Hypothetical Total Returns (12/31/97-12/31/13)*

Source: SummerHaven Index Management, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through December 31, 2013.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2013
	DJ-UBS Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI
Total return	(21)%	(52)%	5%	50%
Average annual return (total)	0.31%	(2.76)%	1.65%	3.65%
Annualized volatility	20.37%	21.09%	19.50%	15.47%
Annualized Sharpe ratio	(0.10)	(0.24)	(0.04)	0.08

The table above shows the performance of the SDAI from December 31, 1997 through December 31, 2013 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Dow Jones-UBS Agriculture Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Dow Jones-UBS Agriculture Total Return Sub-IndexSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through December 31, 2013; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,
DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI
(12/31/03-12/31/13)*

Source: SummerHaven Index Management, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,
DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI
(12/31/08-12/31/2013)*

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SDMI

The table and chart below show the hypothetical performance of the SDMI from December 31, 2003 through December 31, 2013.

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

Since the SDMI was launched on September 23, 2010, there is no actual performance history of the SDMI to present. However, the components of the SDMI and the weighting of the components of the SDMI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDMI would have performed from December 31, 2003 through December 31, 2013 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDMI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period
from December 31, 2003 through December 31, 2013**

Year	Ending Level*	Annual Return
2003	212.818	41.53%
2004	262.652	23.42%
2005	347.386	32.26%
2006	589.403	69.67%
2007	669.439	13.58%
2008	425.151	(36.49)%
2009	735.929	73.10%
2010	975.580	32.56%
2011	823.695	(15.57)%
2012	865.68	5.10%
2013	727.17	(16.00)%

* The “base level” for the SDMI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Dynamic Metals Index Total Return Year-Over-Year
Hypothetical Total Returns (12/31/97-12/31/2013)*

source: Summerhaven Index Management, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDMI in comparison with the actual total return of three major indexes between December 31, 1997 and December 31, 2013.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2013*
	DJ-UBS Industrial Metals TR	RICI Metals TR	DB LCI OY Industrial Metals TR	SDMI TR
Total return	140%	319%	206%	476%
Average annual return (total)	10.93%	12.76%	12.94%	15.37%
Annualized volatility	22.84%	18.59%	21.60%	19.55%
Annualized Sharpe ratio	0.46	0.63	0.57	0.73

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SDMI from December 31, 1997 through December 31, 2013 in comparison with three traditional metals indices: the Rogers International Commodity Index®–Metals Total Return, Dow Jones-UBS Industrial Metals Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM. The Rogers International Commodity Index®–Metals Total Return is an index of ten metals commodity futures contracts, representing commodities consumed in the global economy and is a sub-index of the Rogers International Commodity Index. The Dow Jones-UBS Industrial Metals Total Return Sub-IndexSM is currently composed of four futures contracts on industrial metals, three of which (aluminum, nickel and zinc) are traded on the LME and the other of which (copper) is traded on the COMEX division of the NYMEX. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM is designed to reflect the performance of certain futures contracts on aluminum, copper and zinc. The data for the SDMI Total Return Index is derived by using the SDMI’s calculation methodology with historical prices for the futures contracts comprising the SDMI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDMI. As a result, there are inherent limitations in comparing the performance of such indices against the SDMI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USMI is not responsible for any information found on such websites, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2013; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the DJ-UBS IM TR,
RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI
(12/31/03-12/31/13)*

Source: SummerHaven Index Management, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDMI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the DJ-UBS IM TR,
RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI
(12/31/08-12/31/13)*

Source: SummerHaven Index Management, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

Liquidity and Capital Resources

None of the Trust Series has made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. Each Trust Series has met, and it is anticipated that each Trust Series will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. Each Trust Series’ liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter Applicable Interests, respectively, if applicable, and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the years ended December 31, 2013 and 2012, USCI’s and CPER’s expenses exceeded the income each Trust Series earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2013 and the period ended December 31, 2012, USAG’s and USMI’s expenses exceeded the income each Trust Series earned and the cash earned from the sale of Creation Baskets. During the years ended December 31, 2013 and 2012, USCI and CPER used income and cash holdings to pay expenses, which could cause a decline in each Trust Series’ NAV over time. During the year ended December 31, 2013 and the period ended December 31, 2012, USAG and USMI used income and cash holdings to pay expenses, which could cause a decline in each Trust Series’ NAV over time. To the extent expenses exceed income, each Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2013, none of the Trust Series was forced to purchase or liquidate any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

Prior to the initial offering of each Trust Series, all payments with respect to each Trust Series’ expenses are paid by USCF. None of the Trust Series has an obligation or intention to refund such payments made by USCF. USCF is under no obligation to pay any Trust Series’ future expenses. Since the initial offering of shares, each Trust Series has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (iv) other expenses, including tax reporting costs, (v) the fees of the Trustee in connection with its services as Delaware trustee of the Trust, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of the Trust Series’ Marketing Agent, Administrator and Custodian, the trading advisory and licensing fees of SummerHaven and offering expenses relating to the initial offering of shares of each Trust Series. If USCF and each Trust Series are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, one or more of the Trust Series could terminate and investors may lose all or part of their investment.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Newedge, each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the year ended December 31, 2013, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the year ended December 31, 2013, CPER did not make investments on any foreign exchanges. During the year ended December 31, 2013, the only foreign exchange on which USAG made investments was the ICE Futures. Those Futures Contracts are denominated in Canadian dollars and U.S. dollars. During the year ended December 31, 2013, the only foreign exchange on which USMI made investments was the LME. Those Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2013, each of USCI, CPER, USAG and USMI held cash deposits and investments in Treasuries in the amount of $494,440,076, $2,166,695, $2,328,626 and $2,248,304, respectively, with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2013, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of December 31, 2013 or had direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares effective as of May 1, 2012 called “Redemption Baskets.” (Prior to May 1, 2012, the size of the Redemption Basket was 100,000 shares). Each Trust Series has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed. From July 1, 2011 through December 31, 2013 (and continuing at least through May 1, 2014), Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Purchasers paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through December 31, 2013 (and continuing at least through May 1, 2014), Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Effective as of May 29, 2012 (and continuing at least through May 1, 2014), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing at least through May 1, 2014), USCF voluntarily waived the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, the date USMI became listed on the NYSE Arca. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

•	brokerage and other fees and commissions incurred in connection with the trading activities of each Trust Series;

•	expenses incurred in connection with registering additional shares of each Trust Series or offering shares of each Trust Series after the time any shares of each Trust Series have begun trading on the NYSE Arca;

•	the routine expenses associated with distribution, including printing and mailing, of any monthly, annual and other reports to shareholders required by applicable U.S. federal and state regulatory authorities;

•	payment for routine services of the Trustee, legal counsel and independent accountants;

•	payment for fees associated with tax accounting and reporting, routine accounting, bookkeeping, whether performed by an outside service provider or by affiliates of USCF;

•	costs and expenses associated with investor relations and services;

•	the payment of any distributions related to redemption of shares;

•	payment of all federal, state, local or foreign taxes payable on the income, assets or operations of each Trust Series and the preparation of all tax returns related thereto;

•	fees and expenses of the independent directors of USCF; and

•	extraordinary expenses (including, but not limited to, indemnification of any person against liabilities and obligations to the extent permitted by law and required under the Trust Agreement and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expense and the settlement of claims and litigation).

While USCF has agreed to pay registration fees to the SEC, FINRA, NYSE Arca or any other regulatory agency or exchange in connection with the initial offer and sale of the shares and the legal, printing, accounting and other expenses associated with such registration, each Trust Series is responsible for any registration fees and related expenses incurred in connection with any subsequent offer and sale of its shares after the initial offering of shares.

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2013, FCM fees were approximately 0.08% of average daily total net assets for USCI, approximately 0.04% of average daily total net assets for CPER, approximately 0.08% of average daily total net assets for USAG and approximately 0.03% of average daily total net assets for USMI. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5.

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

As of December 31, 2013, USCI’s portfolio consisted of 13,573 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 27 Futures Contracts traded on the COMEX, USAG’s portfolio consisted of 68 Futures Contracts traded on the Futures Exchanges and USMI’s portfolio consisted of 105 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s, USAG’s and USMI’s current holdings, please see www.unitedstatescommodityfunds.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER, USAG and USMI during the year ended December 31, 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

Each Trust Series may purchase over-the-counter contracts (“OTC Contracts”). Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

The Trust, on behalf of each Trust Series, may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transaction). These EFR transactions may expose a Trust Series to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the 12 month reporting period ended December 31, 2013, each Trust Series limited its over-the-counter activities to EFR transactions.

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

Item 8.	Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust
Index to Financial Statements

Documents	Page
Management’s Annual Report on Internal Control Over Financial Reporting.	125

Reports of Independent Registered Public Accounting Firm.	127

Statements of Financial Condition at December 31, 2013 and 2012.	128

Schedule of Investments at December 31, 2013 and 2012.	133

Statements of Operations for the years ended December 31, 2013, 2012 and 2011.	143

Statements of Changes in Capital for the years ended December 31, 2013, 2012 and 2011 and Statements of Changes in Shares Outstanding for the years ended December 31, 2013, 2012 and 2011.	148

Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.	153

Notes to Financial Statements for the years ended December 31, 2013, 2012 and 2011.	158

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust’s and each Trust Series’ internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2013, the internal control over financial reporting for the Trust and each Trust Series is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
Auditors’ Report on Internal Control over Financial Reporting

To the Sponsor of
United States Commodity Index Funds Trust

We have audited the internal control over financial reporting of the United States Commodity Index Funds Trust (the “Trust”), the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Series”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s and the Series’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s and the Series’ internal control over financial reporting based on our audit.

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

In our opinion, the Trust and the Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013, of the Trust and the Series and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
March 10, 2014

Report of Independent Registered Public Accounting Firm

To the Sponsor of
United States Commodity Index Funds Trust

We have audited the accompanying statements of financial condition of the United States Commodity Index Funds Trust (the “Trust”), the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Series”), in total and for the Series as of December 31, 2013 and 2012, including the schedule of investments as of December 31, 2013 and 2012, and the related statements of operations, changes in capital and changes in shares outstanding and cash flows for the years ended December 31, 2013, 2012 and 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the United States Commodity Index Funds Trust, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Trust’s and the Series’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2014 expressed an unqualified opinion on the Trust’s and the Series’ internal control over financial reporting.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
March 10, 2014

United States Commodity Index Funds Trust
Statements of Financial Condition
At December 31, 2013 and 2012

United States Commodity Index Fund

	2013	2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$474,123,523	$430,800,077
Equity in Newedge trading accounts:
Cash and cash equivalents	20,316,553	60,319,627
Unrealized gain (loss) on open commodity futures contracts	10,789,747	(5,220,900)
Receivable for shares sold	8,491,911	2,922,886
Interest receivable	1,261	474
Other assets	8,045	4,657

Total assets	$513,731,040	$488,826,821

Liabilities and Capital
Management fees payable (Note 4)	$403,494	$394,233
Professional fees payable	343,663	312,296
Brokerage commissions payable	22,815	22,815
Directors' fees payable	15,894	11,597
Other liabilities	152	153

Total liabilities	786,018	741,094

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	512,945,022	488,085,727
Total Capital	512,945,022	488,085,727

Total liabilities and capital	$513,731,040	$488,826,821

Shares outstanding	9,150,000	8,350,000
Net asset value per share	$56.06	$58.45
Market value per share	$56.08	$58.63

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Financial Condition
At December 31, 2013 and 2012

United States Copper Index Fund

	2013	2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,040,735	$2,109,061
Equity in Newedge trading accounts:
Cash and cash equivalents	125,960	432,529
Unrealized gain on open commodity futures contracts	130,163	6,575
Receivable from Sponsor (Note 4)	81,789	96,364
Interest receivable	25	18
Other assets	36	29

Total assets	$2,378,708	$2,644,576

Liabilities and Capital
Management fees payable (Note 4)	$1,229	$1,393
Professional fees payable	85,228	100,193
Directors' fees payable	52	44

Total liabilities	86,509	101,630

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	2,292,199	2,542,946
Total Capital	2,292,199	2,542,946

Total liabilities and capital	$2,378,708	$2,644,576

Shares outstanding	100,000	100,000
Net asset value per share	$22.92	$25.43
Market value per share	$22.90	$25.01

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Financial Condition
At December 31, 2013 and 2012

United States Agriculture Index Fund

	2013	2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,098,545	$2,000,438
Equity in Newedge trading accounts:
Cash and cash equivalents	230,081	679,407
Unrealized loss on open commodity futures contracts	(44,533)	(119,155)
Receivable from Sponsor (Note 4)	81,772	76,851
Interest receivable	46	32
Other assets	36	–
Total assets	$2,365,947	$2,637,573

Liabilities and Capital
Management fees payable (Note 4)	$1,570	$1,772
Professional fees payable	85,350	80,030
Directors' fees payable	88	79

Total liabilities	87,008	81,881

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	2,278,939	2,555,692
Total Capital	2,278,939	2,555,692

Total liabilities and capital	$2,365,947	$2,637,573

Shares outstanding	100,000	100,000
Net asset value per share	$22.79	$25.56
Market value per share	$22.35	$25.59

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Financial Condition
At December 31, 2013 and 2012

United States Metals Index Fund

	2013	2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,918,706	$2,136,984
Equity in Newedge trading accounts:
Cash and cash equivalents	329,598	468,065
Unrealized gain (loss) on open commodity futures contracts	(46,293)	46,058
Receivable from Sponsor (Note 4)	82,165	59,316
Interest receivable	11	7
Other assets	37	–

Total assets	$2,284,224	$2,710,430

Liabilities and Partners' Capital
Management fees payable (Note 4)	$1,297	$1,581
Professional fees payable	85,632	61,605
Directors' fees payable	73	67

Total liabilities	87,002	63,253

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	2,197,222	2,647,177
Total Capital	2,197,222	2,647,177

Total liabilities and capital	$2,284,224	$2,710,430

Shares outstanding	100,000	100,000
Net asset value per share	$21.97	$26.47
Market value per share	$21.02	$31.07

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Financial Condition
At December 31, 2013 and 2012

United States Commodity Index Funds Trust

	2013	2012
Assets
Cash and cash equivalents (Notes 2 and 6)	$480,181,509	$437,046,560
Equity in Newedge trading accounts:
Cash and cash equivalents	21,002,192	61,899,628
Unrealized gain (loss) on open commodity futures contracts	10,829,084	(5,287,422)
Receivable for shares sold	8,491,911	2,922,886
Receivable from Sponsor (Note 4)	245,726	232,531
Interest receivable	1,343	531
Other assets	8,154	4,686

Total assets	$520,759,919	$496,819,400

Liabilities and Capital
Management fees payable (Note 4)	$407,590	$398,979
Professional fees payable	599,873	554,124
Brokerage commissions payable	22,815	22,815
Directors' fees payable	16,107	11,787
Other liabilities	152	153

Total liabilities	1,046,537	987,858

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	519,713,382	495,831,542
Total Capital	519,713,382	495,831,542

Total liabilities and capital	$520,759,919	$496,819,400

Shares outstanding	9,450,000	8,650,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2013

United States Commodity Index Fund

		Unrealized
		Gain (Loss)
		on Open
	Number of	Commodity	% of
	Contracts	Contracts	Capital
Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT March 2014 contracts, expiring March 2014	402	$4,337,905	0.85
LME Lead Futures LL April 2014 contracts, expiring April 2014	711	117,525	0.02
LME Zinc Futures LX April 2014 contracts, expiring April 2014	790	1,505,606	0.29
ICE-US Cocoa Futures CC May 2014 contracts, expiring May 2014	1,323	1,161,220	0.23
ICE Brent Crude Oil Futures CO June 2014 contracts, expiring May 2014	334	3,288,860	0.64
ICE-UK Gasoil Futures QS June 2014 contracts, expiring June 2014	394	(160,025)	(0.03)
LME Lead Futures LL June 2014 contracts, expiring June 2014	662	42,813	0.01
ICE-US Cotton #2 Futures CT July 2014 contracts, expiring July 2014	892	1,753,955	0.34
	5,508	12,047,859	2.35

United States Contracts
CME Live Cattle Futures LC February 2014 contracts, expiring February 2014	687	335,850	0.07
CME Feeder Cattle Futures FC March 2014 contracts, expiring March 2014	441	(64,763)	(0.01)
COMEX Copper Futures HG March 2014 contracts, expiring March 2014	434	1,984,638	0.39
NYMEX Natural Gas Futures NG April 2014 contracts, expiring March 2014	873	(710,860)	(0.14)
NYMEX Platinum Futures PL April 2014 contracts, expiring April 2014	540	162,485	0.03
NYMEX WTI Crude Oil Futures CL April 2014 contracts, expiring March 2014	371	2,175,700	0.42
CBOT Soybean Meal Futures SM May 2014 contracts, expiring May 2014	889	(58,640)	(0.01)
NYMEX Heating Oil Futures HO June 2014 contracts, expiring May 2014	289	1,411,965	0.27
CBOT Soybean Futures S November 2014 contracts, expiring November 2014	640	(902,100)	(0.18)
NYMEX RBOB Gasoline Futures RB December 2014 contracts, expiring November 2014	336	237,010	0.05
	5,500	4,571,285	0.89
Open Futures Contracts - Short*
Foreign Contracts
LME Tin Futures LT March 2014 contracts, expiring March 2014	402	645,975	0.13
LME Lead Futures LL April 2014 contracts, expiring April 2014	711	(1,932,074)	(0.38)
LME Zinc Futures LX April 2014 contracts, expiring April 2014	790	(2,435,467)	(0.48)
LME Lead Futures LL June 2014 contracts, expiring June 2014	662	(2,107,831)	(0.41)
	2,565	(5,829,397)	(1.14)
Total Open Futures Contracts**	13,573	$10,789,747	2.10

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2013

United States Commodity Index Fund (Continued)

	Principal	Market	% of
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 1/09/2014	$55,000,000	$54,999,318	10.72
0.06%, 1/09/2014	20,000,000	19,999,752	3.90
0.04%, 1/30/2014	20,000,000	19,999,285	3.90
0.04%, 3/06/2014	30,200,000	30,197,808	5.89
0.05%, 3/27/2014	30,000,000	29,996,813	5.85
0.06%, 4/17/2014	20,000,000	19,996,614	3.90
0.07%, 4/24/2014	20,000,000	19,995,606	3.90
0.08%, 5/01/2014	20,000,000	19,995,000	3.90
0.08%, 5/08/2014	30,000,000	29,991,533	5.85
0.09%, 5/15/2014	30,000,000	29,989,950	5.84
0.10%, 6/05/2014	30,000,000	29,987,729	5.84
0.08%, 6/26/2014	20,000,000	19,992,667	3.90
Total Cash Equivalents		$325,142,075	63.39

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).
** Collateral amounted to $20,013,191 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2012

United States Commodity Index Fund

		Unrealized
		Gain (Loss)
		on Open
	Number of	Commodity	% of
	Contracts	Contracts	Capital
Open Futures Contracts - Long
Foreign Contracts
LME Aluminum Futures LA January 2013 contracts, expiring January 2013	1,188	$(198,244)	(0.04)
LME Tin Futures LT January 2013 contracts, expiring January 2013	333	2,966,935	0.61
LME Lead Futures LL February 2013 contracts, expiring February 2013	638	1,602,863	0.33
ICE Brent Crude Oil Futures CO March 2013 contracts, expiring February 2013	318	18,170	0.00
ICE-US Cocoa Futures CC March 2013 contracts, expiring March 2013	1,545	(2,233,750)	(0.46)
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	506	(4,449,450)	(0.91)
ICE-UK Gasoil Futures QS June 2013 contracts, expiring June 2013	377	(390,900)	(0.08)
LME Tin Futures LT August 2013 contracts, expiring August 2013	300	31,470	0.01
LME Zinc Futures LX August 2013 contracts, expiring August 2013	667	(87,644)	(0.02)
	5,872	(2,740,550)	(0.56)
United States Contracts
CBOT Soybean Meal Futures SM March 2013 contracts, expiring March 2013	816	(2,982,000)	(0.61)
CME Live Cattle Futures LC April 2013 contracts, expiring April 2013	637	239,880	0.05
NYMEX Heating Oil Futures HO April 2013 contracts, expiring March 2013	278	32,936	0.01
NYMEX Platinum Futures PL April 2013 contracts, expiring April 2013	454	171,375	0.03
CBOT Wheat Futures W July 2013 contracts, expiring July 2013	884	(2,896,875)	(0.60)
CBOT Soybean Futures S November 2013 contracts, expiring November 2013	538	(713,900)	(0.15)
CBOT Corn Futures C December 2013 contracts, expiring December 2013	1,167	(1,967,400)	(0.40)
NYMEX RBOB Gasoline Futures XB December 2013 contracts, expiring November 2013	326	(6,401)	(0.00)
	5,100	(8,122,385)	(1.67)
Open Futures Contracts - Short*
Foreign Contracts
LME Aluminum Futures LA January 2013 contracts, expiring January 2013	1,188	3,591,081	0.74
LME Tin Futures LT January 2013 contracts, expiring January 2013	333	(36,648)	(0.01)
LME Lead Futures LL February 2013 contracts, expiring February 2013	36	3,227	0.00
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	506	2,087,289	0.43
LME Tin Futures LT August 2013 contracts, expiring August 2013	1	(427)	(0.00)
LME Zinc Futures LX August 2013 contracts, expiring August 2013	5	(2,487)	(0.00)
	2,069	5,642,035	1.16
Total Open Futures Contracts**	13,041	$(5,220,900)	(1.07)

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

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).
** Collateral amounted to $59,568,147 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2013

United States Copper Index Fund

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long*
United States Contracts
COMEX Copper Futures HG March 2014 contracts, expiring March 2014	27	$130,163	5.68

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 1/09/2014	$100,000	$99,999	4.36
0.05%, 3/06/2014	400,000	399,968	17.45
0.05%, 3/27/2014	100,000	99,989	4.36
0.06%, 4/17/2014	200,000	199,966	8.73
0.07%, 4/24/2014	200,000	199,956	8.73
0.08%, 5/01/2014	200,000	199,950	8.72
0.08%, 5/08/2014	200,000	199,944	8.72
0.09%, 5/15/2014	200,000	199,933	8.72
Total Cash Equivalents		$1,599,705	69.79

* Collateral amounted to $125,960 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2012

United States Copper Index Fund

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2013 contracts, expiring March 2013	7	$8,575	0.34
COMEX Copper Futures HG May 2013 contracts, expiring May 2013	7	(325)	(0.01)
COMEX Copper Futures HG December 2013 contracts, expiring December 2013	14	(1,675)	(0.07)
Total Open Futures Contracts*	28	$6,575	0.26

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.08%, 1/03/2013	$100,000	$100,000	3.93
0.09%, 1/03/2013	150,000	149,999	5.90
0.09%, 2/07/2013	100,000	99,991	3.93
0.07%, 2/14/2013	200,000	199,984	7.87
0.06%, 2/28/2013	100,000	99,990	3.93
0.09%, 3/07/2012	500,000	499,921	19.66
0.10%, 3/28/2013	500,000	499,882	19.66
0.04%, 4/18/2013	300,000	299,962	11.80
0.06%, 5/02/2013	200,000	199,960	7.86
Total Cash Equivalents		$2,149,689	84.54

* Collateral amounted to $428,041 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2013

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-Canola Futures RS March 2014 contracts, expiring March 2014	3	$(1,951)	(0.09)
ICE-US Sugar #11 Futures SB May 2014 contracts, expiring April 2014	10	(9,408)	(0.41)
ICE-US Cocoa Futures CC July 2014 contracts, expiring July 2014	7	3,380	0.15
ICE-US Coffee-C Futures KC July 2014 contracts, expiring July 2014	4	675	0.03
ICE-US Cotton #2 Futures CT July 2014 contracts, expiring July 2014	5	9,520	0.42
	29	2,216	0.10
United States Contracts
CME Live Cattle Futures LC February 2014 contracts, expiring February 2014	5	1,970	0.09
CBOT Soybean Oil Futures BO March 2014 contracts, expiring March 2014	1	(84)	0.00
CBOT Wheat Futures W March 2014 contracts, expiring March 2014	5	(14,513)	(0.64)
CME Feeder Cattle Futures FC March 2014 contracts, expiring March 2014	1	(525)	(0.02)
CME Lean Hogs Futures LH April 2014 contracts, expiring April 2014	5	(5,980)	(0.26)
CBOT Soybean Meal Futures SM May 2014 contracts, expiring May 2014	4	970	0.04
KCBOT Hard Red Winter Wheat Futures KW May 2014 contracts, expiring May 2014	1	(4,900)	(0.22)
CBOT Soybean Futures S November 2014 contracts, expiring November 2014	6	(11,325)	(0.50)
CBOT Corn Futures C December 2014 contracts, expiring December 2014	11	(12,362)	(0.54)
	39	(46,749)	(2.05)
Total Open Futures Contracts*	68	$(44,533)	(1.95)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 3/06/2014	$200,000	$199,984	8.78
0.05%, 3/27/2014	200,000	199,979	8.78
0.06%, 4/17/2014	200,000	199,966	8.78
0.07%, 4/24/2014	200,000	199,956	8.77
0.08%, 5/01/2014	200,000	199,950	8.77
0.08%, 5/08/2014	200,000	199,944	8.77
0.09%, 5/15/2014	300,000	299,899	13.16
Total Cash Equivalents		$1,499,678	65.81

*Collateral amounted to $230,081 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2012

United States Agriculture Index Fund

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-Canola Futures RS March 2013 contracts, expiring March 2013	10	$(4,137)	(0.16)
ICE-US Cocoa Futures CC March 2013 contracts, expiring March 2013	4	(9,740)	(0.38)
ICE-US Cotton Futures CT March 2013 contracts, expiring March 2013	2	1,035	0.04
ICE-US Sugar #11 Futures SB May 2013 contracts, expiring April 2013	9	(515)	(0.02)
ICE-US Coffee-C Futures KC July 2013 contracts, expiring July 2013	4	(18,113)	(0.71)
	29	(31,470)	(1.23)
United States Contracts
CBOT Soybean Meal Futures SM March 2013 contracts, expiring March 2013	5	(15,730)	(0.61)
CBOT Wheat Futures W March 2013 contracts, expiring March 2013	7	(32,525)	(1.27)
CME Feeder Cattle Futures FC March 2013 contracts, expiring March 2013	1	(412)	(0.02)
CME Lean Hogs Futures LH April 2013 contracts, expiring April 2013	3	(2,970)	(0.12)
CME Live Cattle Futures LC April 2013 contracts, expiring April 2013	5	1,360	0.05
KCBT Hard Red Winter Wheat Futures KW May 2013 contracts, expiring May 2013	4	(13,275)	(0.52)
CBOT Soybean Oil Futures BO July 2013 contracts, expiring July 2013	1	(408)	(0.01)
CBOT Soybean Futures S November 2013 contracts, expiring November 2013	6	(3,250)	(0.13)
CBOT Corn Futures C December 2013 contracts, expiring December 2013	11	(20,475)	(0.80)
	43	(87,685)	(3.43)
Total Open Futures Contracts*	72	$(119,155)	(4.66)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.09%, 1/03/2013	$150,000	$149,999	5.87
0.09%, 1/17/2013	200,000	199,992	7.83
0.07%, 2/14/2013	200,000	199,984	7.82
0.09%, 3/07/2013	750,000	749,881	29.34
0.10%, 3/28/2013	500,000	499,882	19.56
0.04%, 4/18/2013	400,000	399,950	15.65
Total Cash Equivalents		$2,199,688	86.07

* Collateral amounted to $673,421 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2013

United States Metals Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Aluminum Futures LA January 2014 contracts, expiring January 2014	15	$(71,431)	(3.25)
LME Zinc Futures LX January 2014 contracts, expiring January 2014	10	31,863	1.45
LME Nickel Futures LN March 2014 contracts, expiring March 2014	6	(10,566)	(0.48)
LME Tin Futures LT March 2014 contracts, expiring March 2014	4	9,460	0.43
LME Lead Futures LL April 2014 contracts, expiring April 2014	6	81	0.00
LME Zinc Futures LX June 2014 contracts, expiring June 2014	5	(3,181)	(0.15)
LME Aluminum Futures LA January 2015 contracts, expiring January 2015	6	(1,844)	(0.08)
	52	(45,618)	(2.08)
United States Contracts
COMEX Copper Futures HG March 2014 contracts, expiring March 2014	6	16,812	0.77
COMEX Silver Futures SI March 2014 contracts, expiring March 2014	3	(45,885)	(2.09)
NYMEX Palladium Futures PA March 2014 contracts, expiring March 2014	3	(2,960)	(0.13)
COMEX Gold Futures GC April 2014 contracts, expiring April 2014	3	(1,650)	(0.08)
	15	(33,683)	(1.53)
Open Futures Contracts - Short*
Foreign Contracts
LME Aluminum Futures LA January 2014 contracts, expiring January 2014	15	27,961	1.27
LME Zinc Futures LX January 2014 contracts, expiring January 2014	10	(3,963)	(0.18)
LME Nickel Futures LN March 2014 contracts, expiring March 2014	4	9,007	0.41
LME Tin Futures LT March 2014 contracts, expiring March 2014	3	10,236	0.47
LME Lead Futures LL April 2014 contracts, expiring April 2014	6	(10,233)	(0.47)
	38	33,008	1.50
Total Open Futures Contracts**	105	$(46,293)	(2.11)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 1/09/2014	$600,000	$599,992	27.31
0.06%, 1/09/2014	100,000	99,999	4.55
0.05%, 3/27/2014	200,000	199,979	9.10
0.06%, 4/17/2014	200,000	199,966	9.10
0.07%, 4/24/2014	100,000	99,978	4.55
Total Cash Equivalents		$1,199,914	54.61

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDMI).
** Collateral amounted to $329,598 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2012

United States Metals Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT January 2013 contracts, expiring January 2013	3	$42,880	1.62
LME Lead Futures LL February 2013 contracts, expiring February 2013	3	1,981	0.07
LME Nickel Futures LN February 2013 contracts, expiring February 2013	4	9,768	0.37
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	24	45,163	1.71
LME Zinc Futures LX June 2013 contracts, expiring June 2013	7	25,906	0.98
LME Tin Futures LT August 2013 contracts, expiring August 2013	2	10	0.00
	43	125,708	4.75
United States Contracts
CME Palladium Futures PA March 2013 contracts, expiring March 2013	1	275	0.01
COMEX Copper Futures HG March 2013 contracts, expiring March 2013	6	12,175	0.46
COMEX Gold Futures GC April 2013 contracts, expiring April 2013	2	3,250	0.13
NYMEX Platinum Futures PL April 2013 contracts, expiring April 2013	2	(2,900)	(0.11)
COMEX Silver Futures SI May 2013 contracts, expiring May 2013	3	(44,135)	(1.67)
	14	(31,335)	(1.18)
Open Futures Contracts - Short*
Foreign Contracts
LME Tin Futures LT January 2013 contracts, expiring January 2013	3	(7,951)	(0.30)
LME Nickel Futures LN February 2013 contracts, expiring February 2013	2	615	0.02
LME Aluminum Futures LA March 2013 contracts, expiring March 2013	18	(42,123)	(1.59)
LME Zinc Futures LX June 2013 contracts, expiring June 2013	4	1,144	0.04
	27	(48,315)	(1.83)
Total Open Futures Contracts**	84	$46,058	1.74

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.08%, 1/03/2013	$200,000	$199,999	7.56
0.09%, 1/24/2013	1,000,000	999,942	37.77
0.09%, 2/07/2013	200,000	199,982	7.56
0.06%, 2/28/2013	200,000	199,980	7.55
0.09%, 3/07/2013	500,000	499,920	18.89
0.04%, 4/18/2013	250,000	249,969	9.44
Total Cash Equivalents		$2,349,792	88.77

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDMI).
** Collateral amounted to $462,075 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

United States Commodity Index Fund

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Income
Gain (loss) on trading of commodity contracts:
Realized loss on closed positions	$(32,839,247)	$(21,219,768)	$(33,381,967)
Change in unrealized gain (loss) on open positions	16,010,647	17,755,792	(30,394,009)
Realized gain on foreign currency transactions	334	–	2,047
Change in unrealized gain (loss) on foreign currency translations	216	(200)	(17)
Interest income	265,555	278,476	179,139
Other income	15,750	12,950	57,300

Total loss	(16,546,745)	(3,172,750)	(63,537,507)

Expenses
Management fees (Note 4)	4,842,197	4,070,144	3,779,126
Professional fees	482,288	476,599	481,660
Brokerage commissions	390,945	310,109	307,284
Directors' fees	62,997	44,348	19,303
Other expenses	42,037	24,985	13,439

Total expenses	5,820,464	4,926,185	4,600,812

Expense waiver (Note 4)	–	–	(36,907)

Net expenses	5,820,464	4,926,185	4,563,905

Net loss	$(22,367,209)	$(8,098,935)	$(68,101,412)
Net loss per share	$(2.39)	$(0.02)	$(5.90)
Net loss per weighted average share	$(2.47)	$(1.14)	$(11.09)
Weighted average shares outstanding	9,051,370	7,120,765	6,141,384

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

United States Copper Index Fund*

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(355,825)	$64,937	$12,725
Change in unrealized gain (loss) on open positions	123,588	68,588	(62,013)
Interest income	1,260	1,607	92
Other income	–	1,350	–

Total income (loss)	(230,977)	136,482	(49,196)

Expenses
Management fees (Note 4)	14,927	19,823	2,990
Professional fees	85,228	100,193	12,925
Brokerage commissions	916	956	177
Directors' fees	283	265	32
Other expenses	205	150	–

Total expenses	101,559	121,387	16,124

Expense waiver (Note 4)	(81,789)	(96,364)	(12,453)

Net expenses	19,770	25,023	3,671

Net income (loss)	$(250,747)	$111,459	$(52,867)
Net income (loss) per share	$(2.51)	$0.96	$(0.53)
Net income (loss) per weighted average share	$(2.51)	$1.11	$(0.53)
Weighted average shares outstanding	100,000	100,410	100,019

* The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

United States Agriculture Index Fund*

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(327,353)	$330,608	$–
Change in unrealized gain (loss) on open positions	74,622	(119,155)	–
Realized gain (loss) on foreign currency transactions	(71)	246	–
Realized gain (loss) on short-term investments	2	(2)	–
Change in unrealized gain (loss) on foreign currency translations	(114)	116	–
Interest income	1,328	1,573	–
Other income	–	2,700	–

Total income (loss)	(251,586)	216,086	–

Expenses
Management fees (Note 4)	19,115	17,492	–
Professional fees	85,350	80,030	–
Brokerage commissions	2,003	2,632	–
Directors' fees	295	220	–
Other Expenses	176	–	–

Total expenses	106,939	100,374	–

Expense waiver (Note 4)	(81,772)	(76,851)	–

Net expenses	25,167	23,523	–

Net income (loss)	$(276,753)	$192,563	$–
Net income (loss) per share	$(2.77)	$0.56
Net income (loss) per weighted average share	$(2.77)	$1.70
Weighted average shares outstanding	100,000	113,320

* The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

United States Metals Index Fund*

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(291,259)	$148,423	$–
Change in unrealized gain (loss) on open positions	(92,351)	46,058	–
Realized gain on foreign currency transactions	3	-	–
Realized gain (loss) on short-term investments	2	(5)	–
Change in unrealized loss on foreign currency translations	(2)	(2)	–
Interest income	1,299	1,270	–
Other income	1,350	1,350	–

Total income (loss)	(380,958)	197,094	–

Expenses
Management fees (Note 4)	17,637	10,681	–
Professional fees	85,938	61,605	–
Brokerage commissions	871	714	–
Directors' fees	311	154	–
Other expenses	182	-	–

Total expenses	104,939	73,154	–

Expense waiver (Note 4)	(82,165)	(59,316)	–

Net expenses	22,774	13,838	–

Net income (loss)	$(403,732)	$183,256	$–
Net income (loss) per share	$(4.50)	$1.47
Net income (loss) per weighted average share	$(3.75)	$1.65
Weighted average shares outstanding	107,534	111,239

* The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

United States Commodity Index Funds Trust

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Income
Gain (loss) on trading of commodity contracts:
Realized loss on closed positions	$(33,813,684)	$(20,675,800)	$(33,369,242)
Change in unrealized gain (loss) on open positions	16,116,506	17,751,283	(30,456,022)
Realized gain on foreign currency transactions	266	246	2,047
Realized gain (loss) on short-term investments	4	(7)	–
Change in unrealized gain (loss) on foreign currency translations	100	(86)	(17)
Interest income	269,442	282,926	179,231
Other income	17,100	18,350	57,300

Total loss	(17,410,266)	(2,623,088)	(63,586,703)

Expenses
Management fees (Note 4)	4,893,876	4,118,140	3,782,116
Professional fees	738,804	718,427	494,585
Brokerage commissions	394,735	314,411	307,461
Directors' fees	63,886	44,987	19,335
Other expenses	42,600	25,135	13,439

Total expenses	6,133,901	5,221,100	4,616,936

Expense waiver (Note 4)	(245,726)	(232,531)	(49,360)

Net expenses	5,888,175	4,988,569	4,567,576

Net loss	$(23,298,441)	$(7,611,657)	$(68,154,279)

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statement of Changes in Capital
For the years ended December 31, 2013, 2012 and 2011

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2010	$1,000	$102,991,334	$102,992,334
Additions	–	469,681,512	469,681,512
Redemptions	(1,000)	(153,722,138)	(153,723,138)

Net loss	–	(68,101,412)	(68,101,412)

Balances, at December 31, 2011	–	350,849,296	350,849,296
Additions	–	171,692,032	171,692,032
Redemptions	–	(26,356,666)	(26,356,666)
Net loss	–	(8,098,935)	(8,098,935)

Balances, at December 31, 2012	–	488,085,727	488,085,727
Additions	–	128,090,557	128,090,557
Redemptions	–	(80,864,053)	(80,864,053)
Net loss	–	(22,367,209)	(22,367,209)

Balances, at December 31, 2013	$–	$512,945,022	$512,945,022

Statements of Changes in Shares Outstanding
For the years ended December 31, 2013, 2012 and 2011

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2010	20	1,600,000	1,600,020
Additions	–	6,900,000	6,900,000
Redemptions	(20)	(2,500,000)	(2,500,020)

Shares Outstanding, at December 31, 2011	–	6,000,000	6,000,000
Additions	–	2,800,000	2,800,000
Redemptions	–	(450,000)	(450,000)

Shares Outstanding, at December 31, 2012	–	8,350,000	8,350,000
Additions	–	2,250,000	2,250,000
Redemptions	–	(1,450,000)	(1,450,000)

Shares Outstanding, at December 31, 2013	–	9,150,000	9,150,000

Net Asset Value Per Share:
At December 31, 2010			$64.37
At December 31, 2011			$58.47
At December 31, 2012			$58.45
At December 31, 2013			$56.06

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statement of Changes in Capital
For the years ended December 31, 2013, 2012 and 2011

United States Copper Index Fund*

	Sponsor	Shareholders	Total

Balances, at December 31, 2010	$1,000	$–	$1,000
Additions	–	2,500,000	2,500,000
Redemptions	(1,019)	–	(1,019)
Net income (loss)	19	(52,886)	(52,867)

Balances, at December 31, 2011	–	2,447,114	2,447,114
Additions	–	1,224,883	1,224,883
Redemptions	–	(1,240,510)	(1,240,510)
Net income	–	111,459	111,459

Balances, at December 31, 2012	–	2,542,946	2,542,946
Additions	–	–	–
Redemptions	–	–	–
Net loss	–	(250,747)	(250,747)

Balances, at December 31, 2013	$–	$2,292,199	$2,292,199

Statements of Changes in Shares Outstanding
For the years ended December 31, 2013, 2012 and 2011

United States Copper Index Fund*

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2010	–	–	–
Additions	40	100,000	100,040
Redemptions	(40)	–	(40)

Shares Outstanding, at December 31, 2011	–	100,000	100,000
Additions	–	50,000	50,000
Redemptions	–	(50,000)	(50,000)

Shares Outstanding, at December 31, 2012	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–

Shares Outstanding, at December 31, 2013	–	100,000	100,000

Net Asset Value Per Share:
At November 15, 2011*			$25.00
At December 31, 2011			$24.47
At December 31, 2012			$25.43
At December 31, 2013			$22.92

* The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statement of Changes in Capital
For the years ended December 31, 2013, 2012 and 2011

United States Agriculture Index Fund*

	Sponsor	Shareholders	Total

Balances, at December 31, 2010	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2011	1,000	–	1,000
Additions	–	5,085,695	5,085,695
Redemptions	(1,009)	(2,722,557)	(2,723,566)
Net income	9	192,554	192,563

Balances, at December 31, 2012	–	2,555,692	2,555,692
Additions	–	–	–
Redemptions	–	–	–
Net loss	–	(276,753)	(276,753)
Balances, at December 31, 2013	$–	$2,278,939	$2,278,939

Statements of Changes in Shares Outstanding
For the years ended December 31, 2013, 2012 and 2011

United States Agriculture Index Fund*

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2010	–	–	–
Additions	–	–	–
Redemptions	–	–	–

Shares Outstanding, at December 31, 2011	–	–	–
Additions	40	200,000	200,040
Redemptions	(40)	(100,000)	(100,040)

Shares Outstanding, at December 31, 2012	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–
Shares Outstanding, at December 31, 2013	–	100,000	100,000

Net Asset Value Per Share:
At December 31, 2011			$–
At April 13, 2012*			$25.00
At December 31, 2012			$25.56
At December 31, 2013			$22.79

* The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statement of Changes in Capital
For the years ended December 31, 2013, 2012 and 2011

United States Metals Index Fund*

	Sponsor	Shareholders	Total
Balances, at December 31, 2010	$1,000	$–	$1,000
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	–	–

Balances, at December 31, 2011	1,000	–	1,000
Additions	–	3,727,317	3,727,317
Redemptions	(1,026)	(1,263,370)	(1,264,396)
Net income	26	183,230	183,256

Balances, at December 31, 2012	–	2,647,177	2,647,177
Additions	–	1,089,777	1,089,777
Redemptions	–	(1,136,000)	(1,136,000)
Net loss	–	(403,732)	(403,732)
Balances, at December 31, 2013	$–	$2,197,222	$2,197,222

Statements of Changes in Shares Outstanding
For the years ended December 31, 2013, 2012 and 2011

United States Metals Index Fund*

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2010	–	–	–
Additions	–	–	–
Redemptions	–	–	–

Shares Outstanding, at December 31, 2011	–	–	–
Additions	40	150,000	150,040
Redemptions	(40)	(50,000)	(50,040)

Shares Outstanding, at December 31, 2012	–	100,000	100,000
Additions	–	50,000	50,000
Redemptions	–	(50,000)	(50,000)
Shares Outstanding, at December 31, 2013	–	100,000	100,000

At December 31, 2011			$–
At June 19, 2012*			$25.00
At December 31, 2012			$26.47
At December 31, 2013			$21.97

* The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statement of Changes in Capital
For the years ended December 31, 2013, 2012 and 2011

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2010	$4,000	$102,991,334	$102,995,334
Additions	–	472,181,512	472,181,512
Redemptions	(2,019)	(153,722,138)	(153,724,157)
Net income (loss)	19	(68,154,298)	(68,154,279)

Balances, at December 31, 2011	2,000	353,296,410	353,298,410
Additions	–	181,729,927	181,729,927
Redemptions	(2,035)	(31,583,103)	(31,585,138)
Net income (loss)	35	(7,611,692)	(7,611,657)

Balances, at December 31, 2012	–	495,831,542	495,831,542
Additions	–	129,180,334	129,180,334
Redemptions	–	(82,000,053)	(82,000,053)
Net loss	–	(23,298,441)	(23,298,441)

Balances, at December 31, 2013	$–	$519,713,382	$519,713,382

Statements of Changes in Shares Outstanding
For the years ended December 31, 2013, 2012 and 2011

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2010	20	1,600,000	1,600,020
Additions	40	7,000,000	7,000,040
Redemptions	(60)	(2,500,000)	(2,500,060)

Shares Outstanding, at December 31, 2011	–	6,100,000	6,100,000
Additions	80	3,200,000	3,200,080
Redemptions	(80)	(650,000)	(650,080)

Shares Outstanding, at December 31, 2012	–	8,650,000	8,650,000
Additions	–	2,300,000	2,300,000
Redemptions	–	(1,500,000)	(1,500,000)

Shares Outstanding, at December 31, 2013	–	9,450,000	9,450,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011

United States Commodity Index Fund

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities:
Net loss	$(22,367,209)	$(8,098,935)	$(68,101,412)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	40,003,074	3,653,943	(55,747,624)
Unrealized (gain) loss on futures contracts	(16,010,647)	(17,755,792)	30,394,009
Decrease in receivable from Sponsor	–	–	51,397
(Increase) decrease in interest receivable	(787)	(329)	360
Increase in other assets	(3,388)	(2,099)	(2,558)
Increase in management fees payable	9,261	66,737	261,470
Increase in professional fees payable	31,367	43,160	194,304
Increase (decrease) in brokerage commissions payable	–	(3,380)	21,110
Increase (decrease) in directors' fees payable	4,297	(7,706)	19,303
Increase (decrease) in other liabilities	(1)	–	153
Net cash provided by (used in) operating activities	1,665,967	(22,104,401)	(92,909,488)

Cash Flows from Financing Activities:
Addition of shares	122,521,532	168,769,146	469,681,512
Redemption of shares	(80,864,053)	(26,356,666)	(153,723,138)
Net cash provided by financing activities	41,657,479	142,412,480	315,958,374

Net Increase in Cash and Cash Equivalents	43,323,446	120,308,079	223,048,886

Cash and Cash Equivalents, beginning of year	430,800,077	310,491,998	87,443,112
Cash and Cash Equivalents, end of year	$474,123,523	$430,800,077	$310,491,998

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011

United States Copper Index Fund*

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities:
Net income (loss)	$(250,747)	$111,459	$(52,867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	306,569	(34,980)	(397,549)
Unrealized (gain) loss on futures contracts	(123,588)	(68,588)	62,013
(Increase) decrease in receivable from Sponsor	14,575	(83,911)	(12,453)
Increase in interest receivable	(7)	(11)	(7)
Increase in other assets	(7)	(29)	–
Increase (decrease) in management fees payable	(164)	(593)	1,986
Increase (decrease) in professional fees payable	(14,965)	87,268	12,925
Increase in directors’ fees payable	8	12	32
Net cash provided by (used in) operating activities	(68,326)	10,627	(385,920)

Cash Flows from Financing Activities:
Addition of shares	-	1,224,883	2,500,000
Redemption of shares	-	(1,240,510)	(1,019)
Net cash provided by (used in) financing activities	-	(15,627)	2,498,981

Net Increase (Decrease) in Cash and Cash Equivalents	(68,326)	(5,000)	2,113,061

Cash and Cash Equivalents, beginning of year	2,109,061	2,114,061	1,000
Cash and Cash Equivalents, end of year	$2,040,735	$2,109,061	$2,114,061

* The commencement of operations of the United States Copper Index Fund was November 15, 2011.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011

United States Agriculture Index Fund*

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities:
Net income (loss)	$(276,753)	$192,563	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	449,326	(679,407)	–
Unrealized (gain) loss on futures contracts	(74,622)	119,155	–
Increase in receivable from Sponsor	(4,921)	(76,851)	–
Increase in interest receivable	(14)	(32)	–
Increase in other assets	(36)	–	–
Increase (decrease) in management fees payable	(202)	1,772	–
Increase in professional fees payable	5,320	80,030	–
Increase in directors’ fees payable	9	79	–
Net cash provided by (used in) operating activities	98,107	(362,691)	–

Cash Flows from Financing Activities:
Addition of shares	–	5,085,695	–
Redemption of shares	–	(2,723,566)	–
Net cash provided by financing activities	–	2,362,129	–

Net Increase in Cash and Cash Equivalents	98,107	1,999,438	–

Cash and Cash Equivalents, beginning of year	2,000,438	1,000	1,000
Cash and Cash Equivalents, end of year	$2,098,545	$2,000,438	$1,000

* The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011

United States Metals Index Fund*

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities:
Net income (loss)	$(403,732)	$183,256	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	138,467	(468,065)	–
Unrealized (gain) loss on futures contracts	92,351	(46,058)	–
Increase in receivable from Sponsor	(22,849)	(59,316)	–
Increase in interest receivable	(4)	(7)	–
Increase in other assets	(37)	–	–
Increase (decrease) in management fees payable	(284)	1,581	–
Increase in professional fees payable	24,027	61,605	–
Increase in directors’ fees payable	6	67	–
Net cash used in operating activities	(172,055)	(326,937)	–

Cash Flows from Financing Activities:
Addition of shares	1,089,777	3,727,317	–
Redemption of shares	(1,136,000)	(1,264,396)	–
Net cash provided by (used in) financing activities	(46,223)	2,462,921	–

Net Increase (Decrease) in Cash and Cash Equivalents	(218,278)	2,135,984	–

Cash and Cash Equivalents, beginning of year	2,136,984	1,000	1,000
Cash and Cash Equivalents, end of year	$1,918,706	$2,136,984	$1,000

* The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011

United States Commodity Index Funds Trust

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities:
Net loss	$(23,298,441)	$(7,611,657)	$(68,154,279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	40,897,436	2,471,491	(56,145,173)
Unrealized (gain) loss on futures contracts	(16,116,506)	(17,751,283)	30,456,022
(Increase) decrease in receivable from Sponsor	(13,195)	(220,078)	38,944
(Increase) decrease in interest receivable	(812)	(379)	353
Increase in other assets	(3,468)	(2,128)	(2,558)
Increase in management fees payable	8,611	69,497	263,456
Increase in professional fees payable	45,749	272,063	207,229
Increase (decrease) in brokerage commissions payable	–	(3,380)	21,110
Increase (decrease) in directors' fees payable	4,320	(7,548)	19,335
Increase (decrease) in other liabilities	(1)	–	153
Net cash provided by (used in) operating activities	1,523,693	(22,783,402)	(93,295,408)

Cash Flows from Financing Activities:
Addition of shares	123,611,309	178,807,041	472,181,512
Redemption of shares	(82,000,053)	(31,585,138)	(153,724,157)
Net cash provided by financing activities	41,611,256	147,221,903	318,457,355

Net Increase in Cash and Cash Equivalents	43,134,949	124,438,501	225,161,947

Cash and Cash Equivalents, beginning of year	437,046,560	312,608,059	87,446,112
Cash and Cash Equivalents, end of year	$480,181,509	$437,046,560	$312,608,059

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Notes to Financial Statements
For the years ended December 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012 and the United States Metals Index Fund (“USMI”), a commodity pool formed on November 26, 2010 and first made available to the public on June 19, 2012. USCI, CPER, USAG and USMI each issues shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI, CPER, USAG and USMI are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement dated as of November 10, 2010 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

USCF has the power and authority to establish and designate one or more series and to issue shares thereof, from time to time as it deems necessary or desirable. USCF has exclusive power to fix and determine the relative rights and preferences as between the shares of any series as to right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights. The term for which the Trust is to exist commenced on the date of the filing of the Certificate of Trust, and the Trust and any Trust Series will exist in perpetuity, unless earlier terminated in accordance with the provisions of the Trust Agreement. Separate and distinct records must be maintained for each Trust Series and the assets associated with a Trust Series must be held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other Trust Series. Each Trust Series is separate from all other Trust Series created as series of the Trust in respect of the assets and liabilities allocated to that Trust Series and represents a separate investment portfolio of the Trust.

The sole Trustee of the Trust is Wilmington Trust Company (the “Trustee”), a Delaware banking corporation. The Trustee is unaffiliated with USCF. The Trustee’s duties and liabilities with respect to the offering of shares and the management of the Trust are limited to its express obligations under the Trust Agreement.

USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The Trust and each Trust Series have a fiscal year ending on December 31.

USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF previously filed registration statements to register shares of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. On December 30, 2013, USCF withdrew the registration statements for USSF, UNGD, USGO and UAC effective December 31, 2013. On January 27, 2014, USCF withdrew the registration statement for HARD. HARD was never available to the public, and, at the time of withdrawal, HARD was still in the process of review by various regulatory agencies which have regulatory authority over USCF and HARD.

Effective as of May 1, 2012, each of USCI, CPER and USAG issue shares to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). Prior to May 1, 2012, each of USCI, CPER and USAG issued shares to Authorized Purchasers by offering baskets consisting of 100,000 shares through the Marketing Agent. USMI was not available to the public until June 19, 2012, and from its inception of offering, issues shares to certain Authorized Purchasers by offering baskets consisting of 50,000 shares through the Marketing Agent. The purchase price for a Creation Basket is based upon the net asset value (“NAV”) of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 through December 31, 2013 (and continuing at least through May 1, 2014), Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares; prior to July 1, 2011, Authorized Purchasers paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through December 31, 2013 (and continuing at least through May 1, 2014), Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Purchasers paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of each Trust Series but rather at market prices quoted on such exchange.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2010 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2013 for any Trust Series.

Trust Capital and Allocation of Income and Losses

Profit or loss shall be allocated among the shareholders of each Trust Series in proportion to the number of shares each investor holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

Adoption of New Monthly Allocation Convention

Effective January 1, 2012, USCI adopted a new convention for allocating items of income, gain, loss, deduction and credits. In situations where a partner’s interest in a partnership is sold or otherwise transferred during a taxable year, the Code generally requires that partnership tax items for the year be allocated among the partners using either an interim closing of the books or a daily proration method. USCI uses an interim closing of the books method under which income, gains and losses (both realized and unrealized), deductions and credits are determined on a monthly basis. Prior to January 1, 2012, USCI allocated these tax items among the holders of the shares (including those who dispose of shares during a taxable year) in proportion to the number of shares owned by them on the last trading day of each month. For this purpose, if an investor holds a share as of the close of business of the last trading day of a particular month, such investor is treated as if it owned the share throughout the month and thus is allocated all of the items of income, gain, deduction, loss or credit attributable to that share for such month (the “same-month convention”).

Effective January 1, 2012 for USCI, November 15, 2011 for CPER, April 13, 2012 for USAG and June 19, 2012 for USMI, an allocation convention is applied pursuant to which each Trust Series’ tax items for each month will be allocated among the holders of shares in proportion to the number of shares owned by them as of the close of business of the last trading day of the previous month. If an investor who holds a share as of the close of business on the last trading day of the previous month disposes of a share during the current month, such investor will be treated for purposes of making allocations as if it owned the share throughout the current month (the “next-month convention”). For example, an investor who buys a share on April 10 of a year and sells it on May 20 of the same year will be allocated all of the tax items attributable to May (because he or she is deemed to hold it through the last day of May) but will not be allocated any of the tax items attributable to April. The tax items attributable to that share for April will be allocated to the person who is the actual or deemed holder of the share as of the close of business on the last trading day of March.

For investors in USCI, as a result of the transition from the same-month convention to the next-month convention, an investor who bought a share in December 2011 and sold the share on or after January 1, 2012 will be allocated the tax items attributable to that share for December 2011 as well as the tax items attributable to that share for 2012.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares. Effective as of May 1, 2012, Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets for USCI, CPER and USAG only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Prior to May 1, 2012, Authorized Purchasers could only purchase Creation Baskets or redeem Redemption Baskets for USCI, CPER and USAG in blocks of 100,000 shares. USMI was not available to the public until June 19, 2012, and from its inception of offering, Authorized Purchasers could only purchase Creation Baskets in blocks of 50,000 shares.

Each Trust Series receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in each Trust Series’ statements of financial condition as receivable for shares sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for shares redeemed.

Calculation of Net Asset Value Per Share

Each Trust Series’ per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of shares issued and outstanding. Each Trust Series uses the closing prices on the relevant Futures Exchanges (as defined in Note 3 below) of the Applicable Benchmark Component Futures Contracts (as defined in Note 3 below) that at any given time make up the Applicable Index (as defined in Note 3 below) (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but calculates or determines the value of all other investments of each Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2013, USCF did not hold any shares of the Trust Series.

Offering Costs

Offering costs incurred in connection with the registration of shares prior to the commencement of the offering are borne by USCF. Offering costs incurred in connection with the registration of additional shares after the commencement of the offering are borne by each Trust Series. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. Costs borne by the Trust Series after the commencement of an offering are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

NOTE 3 - TRUST SERIES

In connection with the execution of the First Trust Agreement on April 1, 2010, USCI was designated as the first series of the Trust. USCF contributed $1,000 to the Trust upon its formation on December 21, 2009, representing an initial contribution of capital to the Trust. Following the designation of USCI as the first series of the Trust, the initial capital contribution of $1,000 was transferred from the Trust to USCI and deemed an initial contribution to USCI. In connection with the commencement of USCI’s initial offering of shares, USCF received 20 Sponsor Shares of USCI in exchange for the previously received capital contribution, representing a beneficial ownership interest in USCI.

On July 30, 2010, USCI received a notice of effectiveness from the U.S. Securities and Exchange Commission (the “SEC”) for its registration of 50,000,000 shares on Form S-1 with the SEC. On August 10, 2010, USCI listed its shares on the NYSE Arca under the ticker symbol “USCI”. USCI established its initial per share NAV by setting the price at $50.00 and issued 100,000 shares in exchange for $5,000,000 on August 10, 2010. USCI also commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 shares be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the shares comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Shares of USCI and, on September 19, 2011, USCF purchased five shares of USCI in the open market.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On June 19, 2012, USCF received 40 Sponsor Shares of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor Shares of USMI.

CPER, USAG and USMI received notice of effectiveness from the SEC for its registration of 30,000,000 CPER shares, 20,000,000 USAG shares and 20,000,000 USMI shares on September 6, 2011. The order to permit listing CPER, USAG and USMI on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its shares on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial per share NAV by setting the price at $25.00 and issued 100,000 shares to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

On April 13, 2012, USAG listed its shares on the NYSE Arca under the ticker symbol “USAG.” USAG established its initial per share NAV by setting the price at $25.00. On April 14, 2012, USCF purchased 2 initial Creation Baskets of USAG. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The $1,000 fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

On June 19, 2012, USMI listed its shares on the NYSE Arca under the ticker symbol “USMI.” USMI established its initial per share NAV by setting the price at $25.00. On June 11, 2012, USCF purchased two initial Creation Baskets of USMI. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on June 11, 2012. The $350 fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. On August 29, 2012, USCF redeemed one of two initial Creation Baskets of USMI, leaving its holdings to 50,000 shares.

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SummerHaven Indexing”) and calculated and published by Bloomberg, L.P. USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI’s shares began trading on August 10, 2010. As of December 31, 2013, USCI held 2,409 Futures Contracts on the NYMEX, 2,943 Futures Contracts on the ICE Futures, 1,529 Futures Contracts on the CBOT, 1,128 Futures Contracts on the CME, 5,130 Futures Contracts on the LME and 434  Futures Contracts on the COMEX, totaling 13,573 futures contracts.

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “SCITR”), less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts (as defined below) that comprise the SCITR or the prices of any particular group of Futures Contracts. CPER will not seek to achieve a stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Copper-Related Investments (as defined below). The SCITR is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts. The SCITR is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. The SCITR is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SummerHaven Indexing. The Eligible Copper Futures Contracts that at any given time make up the SCITR are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of December 31, 2013, CPER held 27 Futures Contracts on the COMEX.

USAG’s Investment Objective

The investment objective of USAG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”), less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the SDAI or the prices of any particular group of Futures Contracts. USAG will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Agriculture-Related Investments (as defined below). The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the SDAI are traded on ICE Future US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The SDAI is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.” The relative weighting of the Benchmark Component Agriculture Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Agriculture Futures Contracts developed by SummerHaven Indexing.

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of December 31, 2013, USAG held 29 Futures Contracts on the ICE Futures, 11 Futures Contracts on the CME, 1 Futures Contract on the KCBT and 27 Futures Contracts on the CBOT, totaling 68 futures contracts.

USMI’s Investment Objective

The investment objective of USMI is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Metals Index Total ReturnSM (the “SDMI”), less USMI’s expenses. USCF does not intend to operate USMI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Metals Futures Contracts (as defined below) that comprise the SDMI or the prices of any particular group of Futures Contracts. USMI will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Metals-Related Investments (as defined below). The SDMI is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. Futures contracts for the metals in the SDMI that are traded on the NYMEX, the LME and COMEX are collectively referred to herein as “Eligible Metals Futures Contracts.” The SDMI is comprised of 10 Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Metals Futures Contracts that at any given time make up the SDMI are referred to herein as “Benchmark Component Metals Futures Contracts.” The relative weighting of the Benchmark Component Metals Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Metals Futures Contracts developed by SummerHaven Indexing.

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the SDMI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” USMI’s shares began trading on June 19, 2012. As of December 31, 2013, USMI held 3 Futures Contracts on the NYMEX, 90 Futures Contracts on the LME and 12 Futures Contracts on the COMEX, totaling 105 futures contracts.

Other Defined Terms – Trust Series

The SDCI, the SCITR, the SDAI and the SDMI are referred to throughout these Notes to Financial Statements collectively as the “Applicable Index” or “Indices.”

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

The Trustee accepts service of legal process on the Trust in the State of Delaware and makes certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Trust, USCF or the shareholders.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the years ended December 31, 2013, 2012 and 2011, none of the Trust Series incurred any registration fees or other offering expenses.

Directors’ Fees and Expenses

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. In addition, as of July 8, 2011, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Trust Series and the Related Public Funds organized as limited partnerships. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 amounted to a total of $555,465 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2013 was $104,184, CPER’s portion of such fees and expenses for the year ended December 31, 2013 was $488. USAG’s portion of such fees and expenses for the year ended December 31, 2013 was $471 and USMI’s portion of such fees and expenses for the year ended December 31, 2013 was $493. For the year ended December 31, 2012, these fees and expenses were $540,586 for the Trust Series and the Related Public Funds.  USCI’s portion of such fees and expenses for the year ended December 31, 2012 was $68,533, CPER’s portion of such fees and expenses for the year ended December 31, 2012 was $415, USAG’s portion of such fees and expenses for the year ended December 31, 2012 was $220 and USMI’s portion of such fees and expenses for the year ended December 31, 2012 was $154.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs amounted to a total of $400,000 for the year ended December 31, 2013 for USCI, $50,000 for the year ended December 31, 2013 for CPER, $75,000 for the year ended December 31, 2013 for USAG and $75,000 for the year ended December 31, 2013 for USMI.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver for USCI was no longer in effect. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2013, USCF waived $81,789 in expenses for CPER, $81,772 for USAG and $82,165 for USMI. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to each Trust Series and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

Each Trust Series has entered into a brokerage agreement, dated March 1, 2010 for USCI and November 18, 2011 for each of CPER, USAG and USMI, as amended from time to time, with Newedge USA, LLC (“Newedge”). The agreement requires Newedge to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through Newedge for each Trust Series’ account. In accordance with the agreement, Newedge charges each Trust Series commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or Treasuries. During the year ended December 31, 2013, total commissions accrued to brokers amounted to $390,945 for USCI. Of this amount, approximately $376,294, or 96.25%, was a result of rebalancing costs and approximately $14,651, or 3.75%, was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2012, total commissions accrued to brokers amounted to $310,109 for USCI. Of this amount, approximately $296,759, or 95.70%, was a result of rebalancing costs and approximately $13,350, or 4.30%, was the result of trades necessitated by creation and redemption activity. By comparison, during the period ended December 31, 2011, total commissions accrued to brokers amounted to $307,284 for USCI. Of this amount, approximately $286,584, or 93.26%, was a result of rebalancing costs and approximately $20,700, or 6.74%, was the result of trades necessitated by creation and redemption activity. The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2013 as compared to the year ended December 31, 2012, was primarily due to an increase in the number of contracts traded during the rebalancing periods for the year ended December 31, 2013. The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily due an increase in USCI’s total net assets for the year ended December 31, 2012. As an annualized percentage of average total net assets, USCI’s figure for the year ended December 31, 2013 represents approximately 0.08% of USCI’s average total net assets. By comparison, USCI’s figure for the year ended December 31, 2012 represented approximately 0.07% of USCI’s average total net assets and the figure for the year ended December 31, 2011 represented approximately 0.08% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the year ended December 31, 2013, total commissions accrued to brokers amounted to $916 for CPER. Of this amount, approximately $916, or 100%, was a result of rebalancing costs and there were no trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2012, total commissions accrued to brokers amounted to $956 for CPER.  Of this amount, approximately $799, or 83.58%, was a result of rebalancing costs and approximately $157, or 16.42%, was the result of trades necessitated by creation and redemption activity. By comparison, during the period ended December 31, 2011, total commissions accrued to brokers amounted to $177 for CPER. Of this amount, approximately $45, or 25.42%, was a result of rebalancing costs and approximately $132, or $74.58%, was the result of trades necessitated by creation and redemption activity. The decrease in CPER’s total commissions accrued to brokers for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to a decrease in the total number of contracts traded during the year ended December 31, 2013. The increase in CPER’s total commissions accrued to brokers for the year ended December 31, 2012, as compared to the period ended December 31, 2011, was primarily due to a slight increase in CPER’s total net assets for the year ended December 31, 2012 and that CPER was operating for only a portion of the period ended December 31, 2011 versus a full year of operations for the year ended December 31, 2012. As an annualized percentage of average total net assets, CPER’s figure for the year ended December 31, 2013 represents approximately 0.04% of CPER’s average total net assets. By comparison, CPER’s figure for the year ended December 31, 2012 represented 0.04% of CPER’s average total net assets and the figure for the period ended December 31, 2011 represented approximately 0.06% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the year ended December 31, 2013, total commissions accrued to brokers amounted to $2,003 for USAG.  Of this amount, approximately $2,003, or 100%, was a result of rebalancing costs and there were no trades necessitated by creation and redemption activity. By comparison, during the period ended December 31, 2012, total commissions accrued to brokers amounted to $2,632 for USAG. Of this amount, approximately $2,090, or 79.41%, was a result of rebalancing costs and approximately $542, or 20.59%, was the result of trades necessitated by creation and redemption activity. The decrease in USAG’s total commissions accrued to brokers for the year ended December 31, 2013, as compared to the period ended December 31, 2012, was primarily a result of a decrease in the total number of contracts traded during the year ended December 31, 2013. As an annualized percentage of average daily total net assets, USAG’s figure for the year ended December 31, 2013 represents approximately 0.08% of USAG’s average daily total net assets. By comparison, USAG’s figure for the period ended December 31, 2012 represented approximately 0.12% of USAG’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

During the year ended December 31, 2013, total commissions accrued to brokers amounted to $871 for USMI.  Of this amount, approximately $774, or 88.91%, was a result of rebalancing costs and approximately $97, or 11.09%, was the result of trades necessitated by creation and redemption activity. By comparison, during the period ended December 31, 2012, total commissions accrued to brokers amounted to $714 for USMI. Of this amount, approximately $512, or 71.71%, was a result of rebalancing costs and approximately $202, or 28.29%, was the result of trades necessitated by creation and redemption activity. The increase in USMI’s total commissions accrued to brokers for the year ended December 31, 2013, as compared to the period ended December 31, 2012, was primarily a result of an increase in the number of contracts traded during the year ended December 31, 2013. As an annualized percentage of average daily total net assets, USMI’s figure for the year ended December 31, 2013 represents approximately 0.03% of USMI’s average daily total net assets. By comparison, USMI’s figure for the period ended December 31, 2012 represented approximately 0.05% of USMI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

USCF is also party to an Amended Licensing Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven sub-licensed to each Trust Series the use of certain names and marks, including the Applicable Index for each Trust Series for which SummerHaven has a sub-license from SummerHaven Indexing, the owner of each Applicable Index. Under the Licensing Agreement, USCF paid SummerHaven an annual fee of $15,000 per each Trust Series for the year ended December 31, 2013, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through December 31, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. When each Trust Series enters into non-exchange traded contracts (including Exchange for Risk or EFR transactions), it is subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2013 and December 31, 2012, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of December 31, 2013 and December 31, 2012, USCI held cash deposits and investments in Treasuries in the amounts of $494,440,076 and $491,119,704, respectively, with the custodian and futures commission merchant. As of December 31, 2013 and December 31, 2012, CPER held cash deposits and investments in Treasuries in the amounts of $2,166,695 and $2,541,590, respectively, with the custodian and futures commission merchant. As of December 31, 2013 and December 31, 2012, USAG held cash deposits and investments in Treasuries in the amounts of $2,328,626 and $2,679,845, respectively, with the custodian and futures commission merchant. As of December 31, 2013 and December 31, 2012, USMI held cash deposits and investments in Treasuries in the amounts of $2,248,304 and $2,605,049, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or futures commission merchant cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the years ended December 31, 2013, 2012 and 2011 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Per Share Operating Performance:

Net asset value, beginning of year	$58.45	$58.47	$64.37
Total income (loss)	(1.75)	0.67	(5.16)
Total expenses	(0.64)	(0.69)	(0.74)
Net decrease in net asset value	(2.39)	(0.02)	(5.90)
Net asset value, end of year	$56.06	$58.45	$58.47

Total Return	(4.09)%	(0.03)%	(9.17)%

Ratios to Average Net Assets
Total loss	(3.25)%	(0.74)%	(15.97)%
Management fees	0.95%	0.95%	0.95%
Total expenses excluding management fees	0.19%	0.20%	0.21%
Expenses waived	-%	-%	(0.01)%
Net expenses excluding management fees	0.19%	0.20%	0.20%
Net loss	(4.39)%	(1.89)%	(17.12)%

CPER

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011*
Per Share Operating Performance:

Net asset value, beginning of year	$25.43	$24.47	$25.00
Total income (loss)	(2.31)	1.21	(0.49)
Total expenses	(0.20)	(0.25)	(0.04)
Net increase (decrease) in net asset value	(2.51)	0.96	(0.53)
Net asset value, end of year	$22.92	$25.43	$24.47

Total Return	(9.87)%	3.92%	(2.12)%

Ratios to Average Net Assets
Total income (loss)	(10.06)%	5.35%	(2.01)%
Management fees	0.65%**	0.78%**	0.95	%***
Total expenses excluding management fees	3.77%	3.98%	4.17	%***
Expenses waived	(3.56)%	(3.78)%	(3.95)	%***
Net expenses excluding management fees	0.21%	0.20%	0.22	%***
Net income (loss)	(10.92)%	4.37%	(2.16)	%***

*	The commencement of operations of CPER was November 15, 2011.
**
Effective as of May 29, 2012 (and continuing at least through May 1, 2014), USCF voluntarily agreed to waive the management fee paid by CPER from 0.95% to 0.65% per annum of average daily total net assets.

***	Annualized.

USAG

	Year ended December 31, 2013		Year ended December 31, 2012*		Year ended December 31, 2011
Per Share Operating Performance:

Net asset value, beginning of year	$25.56		$25.00		$-
Total income (loss)	(2.52)		0.77		-
Total expenses	(0.25)		(0.21)		-
Net increase (decrease) in net asset value	(2.77)		0.56		-
Net asset value, end of year	$22.79		$25.56		$-

Total Return	(10.84)%		2.24%		-%

Ratios to Average Net Assets
Total income (loss)	(10.53)%		7.33%		-%
Management fees**	0.80	%***	0.83	%***	-%
Total expenses excluding management fees***	3.68%		3.91%		-%
Expenses waived**	(3.42)%		(3.63)%		-%
Net expenses excluding management fees**	0.25%		0.28%		-%
Net income (loss)	(11.58)%		6.53%		-%

*	The commencement of operations of USAG was April 13, 2012.
**	Annualized.
***
Effective as of May 29, 2012 (and continuing at least through May 1, 2014), USCF voluntarily agreed to waive the management fee paid by USAG from 0.95% to 0.80% per annum of average daily total net assets.

USMI

	Year ended December 31, 2013		Year ended December 31, 2012*		Year ended December 31, 2011
Per Share Operating Performance:

Net asset value, beginning of year	$26.47		$25.00		$-
Total income (loss)	(4.29)		1.59		-
Total expenses	(0.21)		(0.12)		-
Net increase (decrease) in net asset value	(4.50)		1.47		-
Net asset value, end of year	$21.97		$26.47		$-

Total Return	(17.00)%		5.88%		-%

Ratios to Average Net Assets
Total income (loss)	(15.12)%		6.92%		-%
Management fees**	0.70	%***	0.70	%***	-%
Total expenses excluding management fees**	3.46%		4.09%		-%
Expenses waived**	(3.26)%		(3.88)%		-%
Net expenses excluding management fees**	0.20%		0.21%		-%
Net income (loss)	(16.02)%		6.43%		-%

*	The commencement of operations of USMI was June 19, 2012.
**	Annualized.
***
Effective as of May 30, 2012 (and continuing at least through May 1, 2014), USCF voluntarily agreed to waive the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

USCI

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total Income (Loss)	$(11,934,173)	$(30,572,977)	$25,652,345	$308,060
Total Expenses	1,389,487	1,502,357	1,458,386	1,470,234
Net Income (Loss)	$(13,323,660)	$(32,075,334)	$24,193,959	$(1,162,174)
Net Income (Loss) per Share	$(1.45)	$(3.49)	$2.65	$(0.10)

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$16,846,394	$(25,335,289)	$27,459,791	$(22,143,646)
Total Expenses	1,107,823	1,168,452	1,321,972	1,327,938
Net Income (Loss)	$15,738,571	$(26,503,741)	$26,137,819	$(23,471,584)
Net Income (Loss) per Share	$2.83	$(3.79)	$3.84	$(2.90)

CPER

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total Income (Loss)	$(169,237)	$(270,337)	$173,114	$35,483
Total Expenses	29,020	29,058	23,897	19,584
Expense Waivers	(23,895)	(24,095)	(19,181)	(14,618)
Net Expenses	5,125	4,963	4,716	4,966
Net Income (Loss)	$(174,362)	$(275,300)	$168,398	$30,517
Net Income (Loss) per Share	$(1.74)	$(2.76)	$1.69	$0.30

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$268,397	$(243,242)	$192,813	$(81,486)
Total Expenses	28,452	26,865	28,742	37,328
Expense Waivers	(20,992)	(20,257)	(23,656)	(31,459)
Net Expenses	7,460	6,608	5,086	5,869
Net Income (Loss)	$260,937	$(249,850)	$187,727	$(87,355)
Net Income (Loss) per Share	$2.61	$(2.50)	$1.72	$(0.87)

USAG

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total Income (Loss)	$(148,371)	$(63,796)	$42,904	$(82,323)
Total Expenses	36,337	36,461	23,296	10,845
Expense Waivers	(29,863)	(30,231)	(17,041)	(4,637)
Net Expenses	6,474	6,230	6,255	6,208
Net Income (Loss)	$(154,845)	$(70,026)	$36,649	$(88,531)
Net Income (Loss) per Share	$(1.55)	$(0.70)	$0.36	$(0.88)

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$-	$132,753	$258,097	$(174,764)
Total Expenses	-	28,781	34,170	37,423
Expense Waivers	-	(20,700)	(26,019)	(30,132)
Net Expenses	-	8,081	8,151	7,291
Net Income (Loss)	$-	$124,672	$249,946	$(182,055)
Net Income (Loss) per Share	$-	$0.53	$1.85	$(1.82)

USMI

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total Income (Loss)	$(123,970)	$(401,340)	$217,637	$(73,285)
Total Expenses	35,676	35,404	23,760	10,099
Expense Waivers	(29,804)	(30,264)	(17,110)	(4,987)
Net Expenses	5,872	5,140	6,650	5,112
Net Income (Loss)	$(129,842)	$(406,480)	$210,987	$(78,397)
Net Income (Loss) per Share	$(1.30)	$(4.06)	$1.65	$(0.79)

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$-	$(29,610)	$339,788	$(113,084)
Total Expenses	-	4,047	32,701	36,406
Expense Waivers	-	(3,181)	(25,996)	(30,139)
Net Expenses	-	866	6,705	6,267
Net Income (Loss)	$-	$(30,476)	$333,083	$(119,351)
Net Income (Loss) per Share	$-	$(0.30)	$2.97	$(1.20)

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

The following table summarizes the valuation of USCI’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$325,142,075	$325,142,075	$–	$–
Exchange-Traded Futures Contracts
Foreign Contracts	6,218,462	6,218,462	–	–
United States Contracts	4,571,285	4,571,285	–	–

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$435,149,105	$435,149,105	$–	$–
Exchange-Traded Futures Contracts
Foreign Contracts	2,901,485	2,901,485	–	–
United States Contracts	(8,122,385)	(8,122,385)	–	–

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,599,705	$1,599,705	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	130,163	130,163	–	–

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,149,689	$2,149,689	$–	$–
Exchange-Traded Futures Contracts
United States Contracts	6,575	6,575	–	–

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,499,678	$1,499,678	$–	$–
Exchange-Traded Futures Contracts
Foreign Contracts	2,216	2,216	–	–
United States Contracts	(46,749)	(46,749)	–	–

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,199,688	$2,199,688	$–	$–
Exchange-Traded Futures Contracts
Foreign Contracts	(31,470)	(31,470)	–	–
United States Contracts	(87,685)	(87,685)	–	–

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,199,914	$1,199,914	$–	$–
Exchange-Traded Futures Contracts
Foreign Contracts	(12,610)	(12,610)	–	–
United States Contracts	(33,683)	(33,683)	–	–

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$2,349,792	$2,349,792	$–	$–
Exchange-Traded Futures Contracts
Foreign Contracts	77,393	77,393	–	–
United States Contracts	(31,335)	(31,335)	–	–

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

Fair Value of Derivative Instruments Held by USCI

	Statements
Derivatives not	of	Fair Value	Fair Value
Accounted for	Financial	At	At
as Hedging	Condition	December 31,	December 31,
Instruments	Location	2013	2012
Futures - Commodity Contracts	Assets	$10,789,747	$(5,220,900)

Fair Value of Derivative Instruments Held by CPER

	Statements
Derivatives not	of	Fair Value	Fair Value
Accounted for	Financial	At	At
as Hedging	Condition	December 31,	December 31,
Instruments	Location	2013	2012
Futures - Commodity Contracts	Assets	$130,163	$6,575

Fair Value of Derivative Instruments Held by USAG

	Statements
Derivatives not	of	Fair Value	Fair Value
Accounted for	Financial	At	At
as Hedging	Condition	December 31,	December 31,
Instruments	Location	2013	2012
Futures - Commodity Contracts	Assets	$(44,533)	$(119,155)

Fair Value of Derivative Instruments Held by USMI

	Statements
Derivatives not	of	Fair Value	Fair Value
Accounted for	Financial	At	At
as Hedging	Condition	December 31,	December 31,
Instruments	Location	2013	2012
Futures - Commodity Contracts	Assets	$(46,293)	$46,058

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended		For the year ended		For the year ended
		December 31, 2013		December 31, 2012		December 31, 2011
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
for as	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
Hedging	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income	in Income	in Income

Futures - CommodityContracts	Realized gain (loss) on closed positions	$(32,839,247)		$(21,219,768)		$(33,381,967)
	Change in unrealized gain (loss) on open positions		$16,010,647		$17,755,792		$(30,394,009)

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended		For the year ended		For the year ended
		December 31, 2013		December 31, 2012		December 31, 2011*
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
for as	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
Hedging	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income	in Income	in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(355,825)		$64,937		$12,725
	Change in unrealized gain (loss) on open positions		$123,588		$68,588		$(62,013)

* The commencement of operations of CPER was November 15, 2011.

The Effect of Derivative Instruments on the Statements of Operations of USAG

		For the year ended		For the year ended		For the year ended
		December 31, 2013		December 31, 2012*		December 31, 2011
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
for as	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
Hedging	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income	in Income	in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(327,353)		$330,608		$-
	Change in unrealized gain (loss) on open positions		$74,622		$(119,155)		$-

* The commencement of operations of USAG was April 13, 2012.

The Effect of Derivative Instruments on the Statements of Operations of USMI

		For the year ended		For the year ended		For the year ended
		December 31, 2013		December 31, 2012*		December 31, 2011
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
for as	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
Hedging	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income	in Income	in Income

Futures -Commodity Contracts	Realized gain (loss) on closed positions	$(291,259)		$148,423		$–
	Change in unrealized gain (loss) on open positions		$(92,351)		$46,058		$–

* The commencement of operations of USMI was June 19, 2012.

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

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month the Trust and each Trust Series publish account statements for the Trust Series’ shareholders, which include Statements of Income (Loss), Statements of Changes in Net Asset Value and Statements of Changes in Shares Outstanding. The account statements are furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each Trust Series’ website at www.unitedstatescommodityfunds.com.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

United States Commodity Funds LLC

Principals and Key Personnel of USCF.  The Trust has no executive officers.  Pursuant to the terms of the Trust Agreement, the Trust’s affairs are managed by USCF.  The following principals of USCF serve in the below mentioned capacities:

Name	Capacity
Nicholas D. Gerber	President, Chief Executive Officer and Management Director of USCF
Howard Mah	Chief Financial Officer, Secretary, Treasurer and Management Director of USCF
Andrew F. Ngim	Management Director of USCF and Portfolio Manager
John T. Hyland	Chief Investment Officer of USCF
Carolyn M. Yu	Chief Compliance Officer of USCF
John P. Love	Senior Portfolio Manager
Ray W. Allen	Portfolio Manager
Gordon L. Ellis	Independent Director of USCF
Malcolm R. Fobes	Independent Director of USCF
Peter M. Robinson	Independent Director of USCF

Nicholas D. Gerber, 51, President and Chief Executive Officer since June 2005.  Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013.  From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc.  Mr. Gerber also served as Vice President and Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., from June 2003 to December 2009, which was a company that reinsured workmen’s compensation insurance. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors.  He has served as a Management Director of USCF since May 2005 and has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009.  Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a BA from Skidmore College and holds an NFA Series 3 registration.

Howard Mah, 49, Secretary, Chief Financial Officer and Treasurer of USCF since June 2005, May 2006 and February 2012, respectively.  Mr. Mah co-founded USCF and has served as a Management Director since May 2005.  He has been a principal of USCF listed with the CFTC and NFA since November 2005 and its Chief Compliance Officer from May 2006 to February 2013.  Since January 2001, Mr. Mah has served as Chief Compliance Officer for Ameristock Corporation which he co-founded in March 1995; Secretary of Ameristock Mutual Fund, Inc. from June 1995 to January 2013 and its Chief Compliance Officer from August 2004 to January 2013.  Mr. Mah also served as a tax and finance consultant in private practice from January 1995 to December 2013.  Mr. Mah earned his MBA degree in finance from the University of San Francisco and a BEd from the University of Alberta.

Andrew F. Ngim, 53, co-founded USCF in 2005 and has served as a Management Director since May 2005.  Mr. Ngim has served as the portfolio manager for USCI, CPER, USAG and USMI since January 2013.  Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013 Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013.  Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005.  Mr. Ngim earned his BA from the University of California at Berkeley.

John T. Hyland, 54, Chief Investment Officer since January 2008.  Mr. Hyland has also served as a portfolio manager for USCF from April 2006 until June 2012.  In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009.  Since January 2010, Towerhouse Capital Management, LLC has been inactive.  He has been listed with the CFTC and NFA as an associate member and associated person of USCF since December 2005, principal and swap associated person since January 2006 and August 2013, respectively. Mr. Hyland graduated from the University of California at Berkeley, holds an NFA Series 3 registration and is a CFA Charterholder.

Carolyn M. Yu, 55, Chief Compliance Officer and Associate Counsel since February 2013 and August 2011, respectively.  Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011.  She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a BS in business administration from San Francisco State University.

John P. Love, 42, Senior Portfolio Manager of USCF since March 2010.  Mr. Love is currently the portfolio manager of UNG, UGA, UHN and UNL.  Prior to that, he was a portfolio manager for the other Related Public Funds beginning with the launch of USO in April 2006.   Mr. Love has been a principal of USCF listed with the CFTC and NFA since December 2005.  Mr. Love earned a BA from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Ray W. Allen, 57, Portfolio Manager of USCF since January 2008.  Mr. Allen was the portfolio manager of UGA, UHN and UNL from January 2008 until March 2010 and has been the portfolio manager of USO, USL, DNO and BNO since March 2010.  He has been a principal of USCF listed with the CFTC and NFA since March 2009 and was an associated person of USCF from March 2008 to November 2012.  Mr. Allen earned a BA in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Gordon L. Ellis, 67, Independent Director of USCF since September 2005.  Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Class 1 Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996.  He also served as a director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc.  International Absorbents, Inc. and Absorption Corp. were sold to a private investment banking firm in May 2010.  Mr. Ellis serves as a director of the privatized firm since May 2010.  Concurrent with that, he founded and has served as Chairman of Lupaka Gold Corp. since November 2000.  Between, November 2000 to May 2010, Lupaka Gold Corp. was known as Kcrok Enterprises Ltd.  Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada).  He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 49, Independent Director of USCF and Chairman of USCF’s  audit committee since September 2005.  He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997.  Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940.  Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry.  He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005.  He earned a BS in finance and economics from San Jose State University in California.

Peter M. Robinson, 56, Independent Director of USCF since September 2005.  Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University.  He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995).  Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005.  He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen, Carolyn Yu, Wainwright Holdings, Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in any of the Trust Series other than as described in Item 12 below. John Hyland and Andrew Ngim make trading and investment decisions for each of USCI, CPER, USAG and USMI. Andew Ngim and John Love executes trades on behalf of each of USCI, CPER, USAG and USMI. In addition, Nicholas Gerber and John Hyland are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

SummerHaven

Background of SummerHaven

SummerHaven is a Delaware limited liability company formed on August 11, 2009. Its offices are located at Soundview Plaza, 4th Floor, 1266 East Main Street, Stamford, CT 06902, and its telephone number is (203) 352-2700. SummerHaven has been registered under the CEA as a commodity pool operator and a commodity trading advisor since October 9, 2009. SummerHaven became an NFA member effective October 9, 2009. From September 2009 to January 2010, SummerHaven was a registered investment advisor under the Investment Advisers Act of 1940. In January 2010, SummerHaven withdrew its registration since its assets under management was below $25 million. The firm’s management team has over 50 years of combined capital markets experience including commodity research and modeling, trading, investment management and risk management expertise.

Background of SummerHaven Indexing

SummerHaven Indexing is the owner, creator and licensor of commodity indices including the SDCI, the SCITR, the SDAI and the SDMI. SummerHaven Indexing is a Delaware limited liability company formed on August 11, 2009. It maintains its main business office at Soundview Plaza, Fourth Floor, 1266 East Main Street, Stamford, CT 06902. The firm maintains a website at www.summerhavenindex.com. The firm creates innovative commodities indices focused on providing investors with better risk-adjusted returns than traditional commodity index benchmarks. SummerHaven Indexing’s principals and consultants include academics who are the authors of widely cited and acclaimed papers on commodities futures investing including “Facts and Fantasies about Commodities” and “Fundamentals of Commodities Futures Returns.” The firm is led by a seasoned management team with over 50 years of collective Wall Street experience with commodities futures, capital markets, investment management, and exchange traded products.

Principals of SummerHaven

Kurt J. Nelson has been employed by SummerHaven since August 2009 as a partner. His duties include investor relations, product structuring and compliance. From September 2007 to July 2009, Mr. Nelson was employed by UBS Investment Bank as a Managing Director and supervisory committee member of the UBS Bloomberg CMCI Index and Dow-Jones UBS Commodity Index. From March 1998 to January 2007, Mr. Nelson was employed by AIG Financial Products Corp. as a Managing Director. Mr. Nelson was not employed from January 2007 to September 2007. Mr. Nelson became listed as a principal of SummerHaven effective October 1, 2009, as an associated person of SummerHaven effective October 12, 2009 and as an associate member of the NFA effective October 12, 2009. Mr. Nelson is 44 years old.

Ashraf R. Rizvi has been employed by SummerHaven since April 2009 as a partner. His duties include trading and operational management. From October 1994 to February 2008, Mr. Rizvi was employed by UBS Investment Bank as a Managing Director and Global Head of Commodities Trading. Mr. Rizvi was not employed from February 2008 to April 2009. Mr. Rizvi became listed as a principal of SummerHaven effective October 9, 2009, as an associated person of SummerHaven effective September 9, 2011 and as an associate member of the NFA effective September 9, 2011. Mr. Rizvi is 51 years old.

K. Geert Rouwenhorst has been employed by SummerHaven since April 2009 as a partner. His duties include research and investor relations. From July 1990 to present, Dr. Rouwenhorst has been employed by Yale School of Management as a Professor of Finance. Dr. Rouwenhorst became listed as a principal of SummerHaven effective October 8, 2009, as an associated person of SummerHaven effective September 1, 2011 and as an associate member of the NFA effective September 1, 2011. Dr. Rouwenhorst is 53 years old.

Joseph J. Schultz has been employed by SummerHaven since April 2011 as a partner. His duties include supervision of the firm’s reporting, accounting and operations. From February 2004 to April 2011, Mr. Schultz was the Chief Operating Officer and a Managing Partner at Basso Capital Management, L.P., an employee owned hedge fund sponsor which provides services to pooled investment vehicles focused primarily on convertible securities and their underlying equity shares, where he was responsible for the oversight of the firm’s day-to-day operations. From May 1997 to February 2004, Mr. Schultz was a Vice President at AIG Trading Group, a subsidiary of American International Group, Inc. which provides currency and commodity prime brokerage, back-office support, access to e-commerce trading portals, and political-economic research and consulting services for the financial services industry, where he designed systems, procedural protocol and managed the daily operations for the fixed income and foreign currency options department and hedge funds. On July 11, 2011, Mr. Schultz became listed as a principal of SummerHaven. Mr. Schultz received a B.B.A in Finance from Baruch College and is 42 years old.

Adam W. Dunsby decided to leave SummerHaven effective September 30, 2013.  He had been employed by SummerHaven and was a partner of SummerHaven from April 2009 through September 30, 2013. Until September 30, 2013, Mr. Dunsby’s duties included quantitative modeling and portfolio construction. From April 1995 to April 2008, Mr. Dunsby was employed by Cornerstone Quantitative Investment Group Inc., a quantitative global macro CTA, as a co-founder and manager. Mr. Dunsby was not employed from April 2008 to April 2009. Mr. Dunsby was listed as a principal of SummerHaven from October 1, 2009 to September 30, 2013, as an associated person of SummerHaven from October 9, 2009 to September 30, 2013 and as an associate member of the NFA from October 9, 2009 to September 30, 2013. Mr. Dunsby graduated summa cum laude from the Wharton School of the University of Pennsylvania in 1990 with a BS in economics. He earned his PhD in Finance from Wharton in 1995. Mr. Dunsby is 45 years old.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted each Trust Series’ website at www.unitedstatescommodityfunds.com. Any shareholder of a Trust Series may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to each Trust Series and the Related Public Funds. Each of the Trust Series has posted the text of the Corporate Governance Policy on its website at www.unitedstatescommodityfunds.com. Any shareholder of the Trust Series’ may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to each Trust Series. Each Trust Series has posted the text of the Code of Ethics on its website at www.unitedstatescommodityfunds.com. Any shareholder of the Trust Series’ may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. Each of the Trust Series intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of a Trust Series’ shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Trust Series’ shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of a Trust Series. To each Trust Series’ knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2013 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

Item 11.	Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USCI, CPER, USAG and USMI is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. Effective as of May 29, 2012 (and continuing at least through May 1, 2014), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing at least through May 1, 2014), USCF voluntarily waived the management fee paid by USMI from 0.95% per annum of average daily total net assets to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, when USMI first became listed on the NYSE Arca. For 2013, each of USCI, CPER, USAG and USMI accrued aggregate management fees of $403,494, $1,299, $1,570 and $1,297, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2013 by the directors of USCF. Each of USCI’s, CPER’s, USAG’s and USMI’s portion of the aggregate fees paid to the directors for the year ended December 31, 2013 was $58,701, $274, $286 and $305, respectively.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$101,000	NA	NA	NA	$0	$0	$101,000
Gordon L. Ellis	$101,000	NA	NA	NA	$0	$0	$101,000
Malcolm R. Fobes III(1)	$121,000	NA	NA	NA	$0	$0	$121,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

USCI

None of the directors or executive officers of USCF owns any shares of USCI, except as set forth below. In addition, USCI is not aware of any 5% holder of its shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2013
John Hyland c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	600	*	0.0066%

*	The shares are held through Mr. Hyland’s USCF 401(k) account.

CPER

None of the directors or executive officers of USCF owns any shares of CPER, except as set forth below. In addition, CPER is not aware of any 5% holder of its shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2013
Howard Mah c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	500	*	0.5%

John Hyland c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	400	**	0.4%

*	The shares are held through Mr. Mah’s USCF 401(k) account.
**	The shares are held through Mr. Hyland’s USCF 401(k) account.

USAG

None of the directors or executive officers of USCF owns any shares of USAG, except as set forth below. In addition, USAG is not aware of any 5% holder of its shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2013
John Hyland c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	300	*	0.3%

Howard Mah c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	300	**	0.3%

*	The shares are held through Mr. Hyland’s USCF 401(k) account.
**	The shares are held through Mr. Mah’s USCF 401(k) account.

USMI

None of the directors or executive officers of USCF owns any shares of USMI, except as set forth below. In addition, USMI is not aware of any 5% holder of its shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2013
John Hyland c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	600	*	0.6%

Howard Mah c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	300	**	0.3%

*	The shares are held through Mr. Hyland’s USCF 401(k) account.
**	The shares are held through Mr. Mah’s USCF 401(k) account.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

In February 2014, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, the Trust Series or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2013	2012
Audit fees	$160,000	$110,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$160,000	$110,000

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2013	2012
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$25,000	$25,000

The fees for services billed to USAG by its independent auditors for the last fiscal year are as follows

	2013	2012
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$25,000	$25,000

The fees for services billed to USMI by its independent auditors for the last fiscal year are as follows

	2013	2012
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$25,000	$25,000

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 124.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Third Amended and Restated Declaration of Trust and Trust Agreement.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of the Sponsor.
10.1(4)	Form of Authorized Purchaser Agreement.
10.2(4)	Form of Marketing Agent Agreement.
10.3(4)	Amendment Agreement to Marketing Agent Agreement.
10.4(3)	Form of Custodian Agreement.
10.5(4)	Amendment Agreement to Custodian Agreement.
10.6(3)	Form of Administrative Agency Agreement.
10.7(5)	Amendment Agreement to Administrative Agency Agreement.
10.8(6)	Licensing Agreement.
10.9(6)	Advisory Agreement.
10.10(7)	Amendment No. 1 to Licensing Agreement.
10.11(7)	Amendment No. 1 to Advisory Agreement.
10.12(7)	Amendment No. 2 to Licensing Agreement.
10.13(7)	Amendment No. 2 to Advisory Agreement.
14.1(8)	Code of Ethics.
23.1(8)	Consent of Independent Registered Public Accounting Firm.
31.1(8)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(8)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(8)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(8)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

99.1(4)	Customer Agreement for Futures Contracts.
101.INS(9)	XBRL Instance Document.
101.SCH(9)	XBRL Taxonomy Extension Schema.
101.CAL(9)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(9)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(9)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(9)	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (File No. 333-187515) filed on April 10, 2013.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012.
(4)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.
(5)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(6)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on June 21, 2010.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-170844) filed on November 26, 2010.
(8)	Filed herewith.
(9)
In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: March 10, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Chief Executive Officer of	March 10, 2014
Nicholas D. Gerber	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Howard Mah	Chief Financial Officer of	March 10, 2014
Howard Mah	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.

