Form 10-Q
period 2014-03-31
United States Commodity Index Funds Trust
filed 2014-05-12
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at March 31, 2014 (Unaudited) and December 31, 2013	2

Condensed Schedules of Investments (Unaudited) at March 31, 2014	7

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2014 and 2013	12

Condensed Statements of Changes in Capital (Unaudited) for the three months ended March 31, 2014 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the three months ended March 31, 2014	17

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013	22

Notes to Condensed Financial Statements for the period ended March 31, 2014 (Unaudited)	27

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2014 (Unaudited) and December 31, 2013

United States Commodity Index Fund

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$519,580,429	$474,123,523
Equity in Newedge trading accounts:
Cash and cash equivalents	43,088,258	20,316,553
Unrealized gain on open commodity futures contracts	9,307,123	10,789,747
Receivable for shares sold	–	8,491,911
Interest receivable	1,261	1,261
Other assets	45,182	8,045

Total assets	$572,022,253	$513,731,040

Liabilities and Capital
Management fees payable (Note 4)	$453,052	$403,494
Professional fees payable	202,329	343,663
Brokerage commissions payable	22,815	22,815
Directors’ fees payable	18,561	15,894
Other liabilities	152	152

Total liabilities	696,909	786,018

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	571,325,344	512,945,022
Total Capital	571,325,344	512,945,022

Total liabilities and capital	$572,022,253	$513,731,040

Shares outstanding	9,750,000	9,150,000
Net asset value per share	$58.60	$56.06
Market value per share	$58.61	$56.08

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2014 (Unaudited) and December 31, 2013

United States Copper Index Fund

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,772,092	$2,040,735
Equity in Newedge trading accounts:
Cash and cash equivalents	390,269	125,960
Unrealized gain (loss) on open commodity futures contracts	(95,737)	130,163
Receivable from Sponsor (Note 4)	14,268	81,789
Interest receivable	25	25
Other assets	204	36

Total assets	$3,081,121	$2,378,708

Liabilities and Capital
Management fees payable (Note 4)	$1,365	$1,229
Professional fees payable	15,120	85,228
Directors’ fees payable	62	52

Total liabilities	16,547	86,509

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	3,064,574	2,292,199
Total Capital	3,064,574	2,292,199

Total liabilities and capital	$3,081,121	$2,378,708

Shares outstanding	150,000	100,000
Net asset value per share	$20.43	$22.92
Market value per share	$20.54	$22.90

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2014 (Unaudited) and December 31, 2013

United States Agriculture Index Fund

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,272,180	$2,098,545
Equity in Newedge trading accounts:
Cash and cash equivalents	207,895	230,081
Unrealized gain (loss) on open commodity futures contracts	145,490	(44,533)
Receivable from Sponsor (Note 4)	4,511	81,772
Interest receivable	46	46
Other assets	211	36

Total assets	$2,630,333	$2,365,947

Liabilities and Capital
Management fees payable (Note 4)	$1,765	$1,570
Professional fees payable	5,400	85,350
Directors’ fees payable	98	88

Total liabilities	7,263	87,008

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	2,623,070	2,278,939
Total Capital	2,623,070	2,278,939

Total liabilities and capital	$2,630,333	$2,365,947

Shares outstanding	100,000	100,000
Net asset value per share	$26.23	$22.79
Market value per share	$25.58	$22.35

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2014 (Unaudited) and December 31, 2013

United States Metals Index Fund

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,894,623	$1,918,706
Equity in Newedge trading accounts:
Cash and cash equivalents	314,592	329,598
Unrealized loss on open commodity futures contracts	(23,776)	(46,293)
Receivable from Sponsor (Note 4)	4,583	82,165
Interest receivable	11	11
Other assets	222	37

Total assets	$2,190,255	$2,284,224

Liabilities and Capital
Management fees payable (Note 4)	$1,313	$1,297
Professional fees payable	5,400	85,632
Directors’ fees payable	80	73

Total liabilities	6,793	87,002

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	2,183,462	2,197,222
Total Capital	2,183,462	2,197,222

Total liabilities and capital	$2,190,255	$2,284,224

Shares outstanding	100,000	100,000
Net asset value per share	$21.83	$21.97
Market value per share	$21.62	$21.02

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2014 (Unaudited) and December 31, 2013

United States Commodity Index Funds Trust

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$526,519,324	$480,181,509
Equity in Newedge trading accounts:
Cash and cash equivalents	44,001,014	21,002,192
Unrealized gain on open commodity futures contracts	9,333,100	10,829,084
Receivable for shares sold	–	8,491,911
Receivable from Sponsor (Note 4)	23,362	245,726
Interest receivable	1,343	1,343
Other assets	45,819	8,154

Total assets	$579,923,962	$520,759,919

Liabilities and Capital
Management fees payable (Note 4)	$457,495	$407,590
Professional fees payable	228,249	599,873
Brokerage commissions payable	22,815	22,815
Directors’ fees payable	18,801	16,107
Other liabilities	152	152

Total liabilities	727,512	1,046,537

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	579,196,450	519,713,382
Total Capital	579,196,450	519,713,382

Total liabilities and capital	$579,923,962	$520,759,919

Shares outstanding	10,100,000	9,450,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2014

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Lead Futures LL April 2014 contracts, expiring April 2014	711	$(2,984,213)	(0.52)
LME Zinc Futures LX April 2014 contracts, expiring April 2014	790	(178,081)	(0.03)
LME Lead Futures LL June 2014 contracts, expiring June 2014	662	(2,654,838)	(0.47)
ICE-US Cocoa Futures CC July 2014 contracts, expiring July 2014	1,362	322,110	0.06
ICE-US Cotton #2 Futures CT July 2014 contracts, expiring July 2014	887	5,742,995	1.00
LME Tin Futures LT July 2014 contracts, expiring July 2014	345	(1,141,165)	(0.20)
LME Zinc Futures LX August 2014 contracts, expiring August 2014	820	202,338	0.04
LME Zinc Futures LX September 2014 contracts, expiring September 2014	750	(102,925)	(0.02)
ICE Brent Crude Oil Futures CO December 2014 contracts, expiring November 2014	389	58,520	0.01
ICE-US Coffee-C Futures KC December 2014 contracts, expiring December 2014	593	153,094	0.03
	7,309	(582,165)	(0.10)
United States Contracts
CME Live Cattle Futures LC June 2014 contracts, expiring June 2014	736	1,552,220	0.27
CBOT Soybean Meal Futures SM July 2014 contracts, expiring July 2014	894	700,120	0.12
CME Lean Hogs Futures LH July 2014 contracts, expiring July 2014	822	4,471,980	0.78
COMEX Copper Futures HG July 2014 contracts, expiring July 2014	547	272,550	0.05
NYMEX Platinum Futures PL July 2014 contracts, expiring July 2014	576	446,190	0.08
CME Feeder Cattle Futures FC August 2014 contracts, expiring August 2014	449	(246,438)	(0.04)
CBOT Soybean Futures S November 2014 contracts, expiring November 2014	679	706,050	0.12
NYMEX WTI Crude Oil Futures CL December 2014 contracts, expiring November 2014	431	239,380	0.04
NYMEX Natural Gas Futures NG January 2015 contracts, expiring December 2014	863	(521,600)	(0.09)
	5,997	7,620,452	1.33
Open Futures Contracts - Short*
Foreign Contracts
LME Lead Futures LL April 2014 contracts, expiring April 2014	711	1,169,390	0.21
LME Zinc Futures LX April 2014 contracts, expiring April 2014	790	(751,779)	(0.13)
LME Lead Futures LL June 2014 contracts, expiring June 2014	662	589,820	0.10
LME Tin Futures LT July 2014 contracts, expiring July 2014	345	98,734	0.02
LME Zinc Futures LX September 2014 contracts, expiring September 2014	750	1,162,671	0.20
	3,258	2,268,836	0.40
Total Open Futures Contracts**	16,564	$9,307,123	1.63

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2014

United States Commodity Index Fund (Continued)

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 4/17/2014	$20,000,000	$19,999,489	3.50
0.07%, 4/24/2014	20,000,000	19,998,923	3.50
0.09%, 4/24/2014	50,000,000	49,997,308	8.75
0.08%, 5/01/2014	20,000,000	19,998,750	3.50
0.08%, 5/08/2014	30,000,000	29,997,533	5.25
0.09%, 5/15/2014	30,000,000	29,996,700	5.25
0.10%, 6/05/2014	30,000,000	29,994,854	5.25
0.08%, 6/26/2014	20,000,000	19,996,417	3.50
0.06%, 7/17/2014	20,000,000	19,996,433	3.50
0.06%, 8/21/2014	30,000,000	29,992,604	5.25
0.07%, 8/28/2014	10,000,000	9,997,103	1.75
0.08%, 9/11/2014	10,000,000	9,996,604	1.75
0.08%, 9/18/2014	20,000,000	19,992,445	3.50
Total Cash Equivalents		$309,955,163	54.25

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

** Collateral amounted to $43,088,258 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2014

United States Copper Index

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG May 2014 Contracts, expiring May 2014	20	$(52,225)	(1.70)
COMEX Copper Futures HG July 2014 contracts, expiring July 2014	20	(43,512)	(1.42)
Total Open Futures Contracts*	40	$(95,737)	(3.12)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 4/17/2014	$200,000	$199,995	6.53
0.07%, 4/24/2014	200,000	199,991	6.53
0.08%, 5/01/2014	200,000	199,987	6.53
0.08%, 5/08/2014	200,000	199,984	6.53
0.09%, 5/15/2014	200,000	199,978	6.52
0.06%, 8/21/2014	30,000	29,992	0.98
0.08%, 9/18/2014	300,000	299,887	9.78
Total Cash Equivalents		$1,329,814	43.40

* Collateral amounted to $390,269 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2014

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-Canola Futures RS July 2014 contracts, expiring July 2014	3	$882	0.03
ICE-US Cocoa Futures CC July 2014 contracts, expiring July 2014	7	17,750	0.68
ICE-US Coffee-C Futures KC July 2014 contracts, expiring July 2014	3	48,244	1.84
ICE-US Cotton #2 Futures CT July 2014 contracts, expiring July 2014	5	15,255	0.58
ICE-US Sugar #11 Futures SB October 2014 contracts, expiring September 2014	11	202	0.01
	29	82,333	3.14
United States Contracts
KCBOT Hard Red Winter Wheat Futures KW May 2014 contracts, expiring May 2014	1	4,562	0.17
CME Live Cattle Futures LC June 2014 contracts, expiring June 2014	6	10,890	0.41
CBOT Wheat Futures W July 2014 contracts, expiring July 2014	4	26,275	1.00
CME Feeder Cattle Futures FC August 2014 contracts, expiring August 2014	1	(788)	(0.03)
CME Lean Hogs Futures LH August 2014 contracts, expiring August 2014	4	(2,170)	(0.08)
CBOT Soybean Meal Futures SM October 2014 contracts, expiring October 2014	5	(630)	(0.02)
CBOT Soybean Oil Futures BO October 2014 contracts, expiring October 2014	1	1,080	0.04
CBOT Soybean Futures S November 2014 contracts, expiring November 2014	7	8,050	0.31
CBOT Corn Futures C December 2014 contracts, expiring December 2014	12	15,888	0.61
	41	63,157	2.41
Total Open Futures Contracts*	70	$145,490	5.55

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 4/17/2014	$200,000	$199,995	7.63
0.07%, 4/24/2014	200,000	199,991	7.62
0.08%, 5/01/2014	200,000	199,987	7.62
0.08%, 5/08/2014	200,000	199,983	7.62
0.09%, 5/15/2014	300,000	299,967	11.44
0.06%, 8/21/2014	70,000	69,983	2.67
0.08%, 9/18/2014	300,000	299,887	11.43
Total Cash Equivalents		$1,469,793	56.03

* Collateral amounted to $207,895 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2014

United States Metals Index

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Lead Futures LL April 2014 contracts, expiring April 2014	9	$(32,387)	(1.49)
LME Zinc Futures LX June 2014 contracts, expiring June 2014	7	(17,294)	(0.79)
LME Tin Futures LT July 2014 contracts, expiring July 2014	1	(3,745)	(0.17)
LME Nickel Futures LN October 2014 contracts, expiring October 2014	2	16,782	0.77
LME Lead Futures LL November 2014 contracts, expiring November 2014	3	125	0.00
LME Aluminum Futures LA January 2015 contracts, expiring January 2015	7	(7,694)	(0.35)
	29	(44,213)	(2.03)
United States Contracts
COMEX Gold Futures GC June 2014 contracts, expiring June 2014	2	(10,710)	(0.49)
NYMEX Palladium Futures PA June 2014 contracts, expiring June 2014	2	10,430	0.48
COMEX Copper Futures HG July 2014 contracts, expiring July 2014	6	2,363	0.11
COMEX Silver Futures SI July 2014 contracts, expiring July 2014	3	25	0.00
	13	2,108	0.10
Open Futures Contracts - Short*
Foreign Contracts
LME Lead Futures LL April 2014 contracts, expiring April 2014	9	16,119	0.73
LME Zinc Futures LX June 2014 contracts, expiring June 2014	1	2,080	0.10
LME Aluminum Futures LA January 2015 contracts, expiring January 2015	1	130	0.01
	11	18,329	0.84
Total Open Futures Contracts**	53	$(23,776)	(1.09)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 4/17/2014	$200,000	$199,995	9.16
0.07%, 4/24/2014	100,000	99,994	4.58
0.09%, 4/24/2014	500,000	499,973	22.90
0.06%, 8/21/2014	100,000	99,975	4.58
0.07%, 8/28/2014	200,000	199,942	9.15
Total Cash Equivalents		$1,099,879	50.37

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDMI).

** Collateral amounted to $314,592 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2014 and 2013

United States Commodity Index Fund

	Three months ended March 31, 2014	Three months ended March 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$26,871,173	$3,087,724
Change in unrealized loss on open positions	(1,482,624)	(15,109,247)
Realized gain on foreign currency translations	4	–
Change in unrealized gain (loss) on foreign currency translations	(3)	654
Interest income	70,654	81,796
Other income	3,150	4,900

Total income (loss)	25,462,354	(11,934,173)

Expenses
Management fees (Note 4)	1,260,019	1,198,134
Professional fees	128,340	77,393
Brokerage commissions	101,246	92,612
Other expenses	30,717	21,348

Total expenses	1,520,322	1,389,487

Expense waiver (Note 4)	–	–

Net expenses	1,520,322	1,389,487

Net income (loss)	$23,942,032	$(13,323,660)
Net income (loss) per share	$2.54	$(1.45)
Net income (loss) per weighted average share	$2.54	$(1.52)
Weighted average shares outstanding	9,419,444	8,745,556

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the three months ended March 31, 2014 and 2013

United States Copper Index Fund

	Three months ended March 31, 2014	Three months ended March 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$5,663	$32,050
Change in unrealized loss on open positions	(225,900)	(201,738)
Interest income	306	451
Other income	350	–

Total loss	(219,581)	(169,237)

Expenses
Management fees (Note 4)	3,692	4,038
Professional fees	15,120	24,824
Brokerage commissions	368	46
Other expenses	136	112

Total expenses	19,316	29,020

Expense waiver (Note 4)	(14,268)	(23,895)

Net expenses	5,048	5,125

Net loss	$(224,629)	$(174,362)
Net loss per share	$(2.49)	$(1.74)
Net loss per weighted average share	$(2.09)	$(1.74)
Weighted average shares outstanding	107,222	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2014 and 2013

United States Agriculture Index Fund

	Three months ended March 31, 2014	Three months ended March 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$160,134	$(160,486)
Change in unrealized gain on open positions	190,023	11,844
Realized gain (loss) on foreign currency transactions	(122)	1
Change in unrealized loss on foreign currency translations	–	(197)
Interest income	308	467

Total income (loss)	350,343	(148,371)

Expenses
Management fees (Note 4)	4,781	4,904
Professional fees	5,400	30,780
Brokerage commissions	401	571
Other expenses	141	82

Total expenses	10,723	36,337

Expense waiver (Note 4)	(4,511)	(29,863)

Net expenses	6,212	6,474

Net income (loss)	$344,131	$(154,845)
Net income (loss) per share	$3.44	$(1.55)
Net income (loss) per weighted average share	$3.44	$(1.55)
Weighted average shares outstanding	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2014 and 2013

United States Metals Index Fund

	Three months ended March 31, 2014	Three months ended March 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(31,573)	$(19,562)
Change in unrealized gain (loss) on open positions	22,517	(104,860)
Change in unrealized gain on foreign currency translations	–	6
Interest income	256	446

Total loss	(8,800)	(123,970)

Expenses
Management fees (Note 4)	3,813	4,563
Professional fees	5,400	30,780
Brokerage commissions	194	246
Other expenses	136	87

Total expenses	9,543	35,676

Expense waiver (Note 4)	(4,583)	(29,804)

Net expenses	4,960	5,872

Net loss	$(13,760)	$(129,842)
Net loss per share	$(0.14)	$(1.30)
Net loss per weighted average share	$(0.14)	$(1.30)
Weighted average shares outstanding	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2014 and 2013

United States Commodity Index Funds Trust

	Three months ended March 31, 2014	Three months ended March 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$27,005,397	$2,939,726
Change in unrealized loss on open positions	(1,495,984)	(15,404,001)
Realized gain (loss) on foreign currency transactions	(118)	1
Change in unrealized gain (loss) on foreign currency translations	(3)	463
Interest income	71,524	83,160
Other income	3,500	4,900

Total income (loss)	25,584,316	(12,375,751)

Expenses
Management fees (Note 4)	1,272,305	1,211,639
Professional fees	154,260	163,777
Brokerage commissions	102,209	93,475
Other expenses	31,130	21,629

Total expenses	1,559,904	1,490,520

Expense waiver (Note 4)	(23,362)	(83,562)

Net expenses	1,536,542	1,406,958

Net income (loss)	$24,047,774	$(13,782,709)

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2014

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$–	$512,945,022	$512,945,022
Additions	–	34,438,290	34,438,290
Redemptions	–	–	–
Net income	–	23,942,032	23,942,032

Balances, at March 31, 2014	$–	$571,325,344	$571,325,344

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2014

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	–	9,150,000	9,150,000
Additions	–	600,000	600,000
Redemptions	–	–	–

Shares Outstanding, at March 31, 2014	–	9,750,000	9,750,000

Net Asset Value Per Share:
At December 31, 2013			$56.06
At March 31, 2014			$58.60

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2014

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$–	$2,292,199	$2,292,199
Additions	–	997,004	997,004
Redemptions	–	–	–
Net loss	–	(224,629)	(224,629)

Balances, at March 31, 2014	$–	$3,064,574	$3,064,574

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2014

United States Copper Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	–	100,000	100,000
Additions	–	50,000	50,000
Redemptions	–	–	–

Shares Outstanding, at March 31, 2014	–	150,000	150,000

Net Asset Value Per Share:
At December 31, 2013			$22.92
At March 31, 2014			$20.43

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2014

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$–	$2,278,939	$2,278,939
Additions	–	–	–
Redemptions	–	–	–
Net income	–	344,131	344,131

Balances, at March 31, 2014	$–	$2,623,070	$2,623,070

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2014

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–

Shares Outstanding, at March 31, 2014	–	100,000	100,000

Net Asset Value Per Share:
At December 31, 2013			$22.79
At March 31, 2014			$26.23

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2014

United States Metals Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$–	$2,197,222	$2,197,222
Additions	–	–	–
Redemptions	–	–	–
Net loss	–	(13,760)	(13,760)

Balances, at March 31, 2014	$–	$2,183,462	$2,183,462

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2014

United States Metals Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–

Shares Outstanding, at March 31, 2014	–	100,000	100,000

Net Asset Value Per Share:
At December 31, 2013			$21.97
At March 31, 2014			$21.83

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2014

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$–	$519,713,382	$519,713,382
Additions	–	35,435,294	35,435,294
Redemptions	–	–	–
Net income	–	24,047,774	24,047,774

Balances, at March 31, 2014	$–	$579,196,450	$579,196,450

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2014

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	–	9,450,000	9,450,000
Additions	–	650,000	650,000
Redemptions	–	–	–

Shares Outstanding, at March 31, 2014	–	10,100,000	10,100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

United States Commodity Index Fund

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows from Operating Activities:
Net income (loss)	$23,942,032	$(13,323,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(22,771,705)	(8,614,596)
Unrealized loss on open futures contracts	1,482,624	15,109,247
Increase in interest receivable	–	(787)
Increase in other assets	(37,137)	(37,322)
Increase in management fees payable	49,558	19,828
Decrease in professional fees payable	(141,334)	(167,858)
Increase in directors’ fees payable	2,667	1,936
Net cash provided by (used in) operating activities	2,526,705	(7,013,212)

Cash Flows from Financing Activities:
Addition of shares	42,930,201	41,405,522
Redemption of shares	–	(5,906,282)
Net cash provided by financing activities	42,930,201	35,499,240

Net Increase in Cash and Cash Equivalents	45,456,906	28,486,028

Cash and Cash Equivalents, beginning of period	474,123,523	430,800,077
Cash and Cash Equivalents, end of period	$519,580,429	$459,286,105

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

United States Copper Index Fund

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows from Operating Activities:
Net loss	$(224,629)	$(174,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(264,309)	(62,085)
Unrealized loss on open futures contracts	225,900	201,738
Decrease in receivable from Sponsor	67,521	72,469
Increase in interest receivable	–	(7)
Increase in other assets	(168)	(167)
Increase (decrease) in management fees payable	136	(54)
Decrease in professional fees payable	(70,108)	(75,369)
Increase in directors’ fees payable	10	6
Net cash used in operating activities	(265,647)	(37,831)

Cash Flows from Financing Activities:
Addition of shares	997,004	–
Redemption of shares	–	–
Net cash provided by financing activities	997,004	–

Net Increase (Decrease) in Cash and Cash Equivalents	731,357	(37,831)

Cash and Cash Equivalents, beginning of period	2,040,735	2,109,061
Cash and Cash Equivalents, end of period	$2,772,092	$2,071,230

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

United States Agriculture Index Fund

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows from Operating Activities:
Net income (loss)	$344,131	$(154,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	22,186	186,167
Unrealized gain on open futures contracts	(190,023)	(11,844)
Decrease in receivable from Sponsor	77,261	46,988
Increase in interest receivable	–	(14)
Increase in other assets	(175)	(195)
Increase (decrease) in management fees payable	195	(115)
Decrease in professional fees payable	(79,950)	(49,250)
Increase in directors’ fees payable	10	2
Net cash provided by operating activities	173,635	16,894

Cash Flows from Financing Activities:
Addition of shares	–	–
Redemption of shares	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase in Cash and Cash Equivalents	173,635	16,894

Cash and Cash Equivalents, beginning of period	2,098,545	2,000,438
Cash and Cash Equivalents, end of period	$2,272,180	$2,017,332

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

United States Metals Index

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows from Operating Activities:
Net loss	$(13,760)	$(129,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	15,006	19,710
Unrealized (gain) loss on open futures contracts	(22,517)	104,860
Decrease in receivable from Sponsor	77,582	29,512
Increase in interest receivable	–	(4)
Increase in other assets	(185)	(205)
Increase (decrease) in management fees payable	16	(62)
Decrease in professional fees payable	(80,232)	(30,825)
Increase in directors’ fees payable	7	6
Net cash used in operating activities	(24,083)	(6,850)

Cash Flows from Financing Activities:
Addition of shares	–	–
Redemption of shares	–	–
Net cash provided by (used in) financing activities	–	–

Net Decrease in Cash and Cash Equivalents	(24,083)	(6,850)

Cash and Cash Equivalents, beginning of period	1,918,706	2,136,984
Cash and Cash Equivalents, end of period	$1,894,623	$2,130,134

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

United States Commodity Index Funds Trust

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows from Operating Activities:
Net income (loss)	$24,047,774	$(13,782,709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(22,998,822)	(8,470,804)
Unrealized loss on open futures contracts	1,495,984	15,404,001
Decrease in receivable from Sponsor	222,364	148,969
Increase in interest receivable	–	(812)
Increase in other assets	(37,665)	(37,889)
Increase in management fees payable	49,905	19,597
Decrease in professional fees payable	(371,624)	(323,302)
Increase in directors’ fees payable	2,694	1,950
Net cash provided by (used in) operating activities	2,410,610	(7,040,999)

Cash Flows from Financing Activities:
Addition of shares	43,927,205	41,405,522
Redemption of shares	–	(5,906,282)
Net cash provided by financing activities	43,927,205	35,499,240

Net Increase in Cash and Cash Equivalents	46,337,815	28,458,241

Cash and Cash Equivalents, beginning of period	480,181,509	437,046,560
Cash and Cash Equivalents, end of period	$526,519,324	$465,504,801

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended March 31, 2014 (Unaudited)

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

USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. The Trust and each Trust Series have a fiscal year ending on December 31.

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

Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares. From May 1, 2012 through March 31, 2014 (and continuing at least through May 1, 2015), Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, this fee was $1,000. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of each Trust Series but rather at market prices quoted on such exchange.

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

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. Each Trust Series is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2010 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2014 for any Trust Series.

Trust Capital and Allocation of Income and Losses

Profit or loss shall be allocated among the shareholders of each Trust Series in proportion to the number of shares each investor holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets for USCI, CPER, USAG and USMI only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

Each Trust Series receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in each Trust Series’ condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for shares redeemed.

Authorized Purchasers pay each Trust Series a fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Calculation of Net Asset Value Per Share

Each Trust Series’ per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of shares outstanding. Each Trust Series uses the closing prices on the relevant Futures Exchanges (as defined in Note 3 below) of the Applicable Benchmark Component Futures Contracts (as defined in Note 3 below) that at any given time make up the Applicable Index (as defined in Note 3 below) (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but calculates or determines the value of all other investments of each Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2014, USCF held 5 shares of USCI, 40 shares of CPER, 5 shares of USAG and 5 shares of USMI.

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

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On June 19, 2012, USCF received 40 Sponsor Shares of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor Shares of USMI and, on September 4, 2013, purchased 5 shares of USMI on the open market.

CPER, USAG and USMI received notice of effectiveness from the SEC for its registration of 30,000,000 CPER shares, 20,000,000 USAG shares and 20,000,000 USMI shares on September 6, 2011. The order to permit listing CPER, USAG and USMI on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its shares on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial per share NAV by setting the price at $25.00 and issued 100,000 shares to the initial authorized purchaser in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise have been charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SummerHaven Indexing”) and calculated and published by Bloomberg, L.P. USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as a Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Component Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as a Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

As of March 31, 2014, USCI held 1,870 Futures Contracts on the NYMEX, 3,231 Futures Contracts on the ICE Futures, 1,573 Futures Contracts on the CBOT, 2,007 Futures Contracts on the CME, 7,336 Futures Contracts on the LME and 547 Futures Contracts on the COMEX, totaling 16,564 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of March 31, 2014, CPER held 40 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of March 31, 2014, USAG held 29 Futures Contracts on the ICE Futures, 11 Futures Contracts on the CME, 1 Futures Contract on the KCBT and 29 Futures Contracts on the CBOT, totaling 70 futures contracts.

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

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the SDMI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” As of March 31, 2014, USMI held 2 Futures Contracts on the NYMEX, 40 Futures Contracts on the LME and 11 Futures Contracts on the COMEX, totaling 53 futures contracts.

Other Defined Terms – Trust Series

The SDCI, the SCITR, the SDAI and the SDMI are referred to throughout these Notes to Financial Statements collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts, Benchmark Component Agriculture Futures Contracts and Benchmark Component Metals Futures Contracts are referred to throughout these Notes to Condensed Financial Statements collectively as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments, Other Copper-Related Investments, Other Agriculture-Related Interests and Other Metals-Related Investments are referred to throughout these Notes to Condensed Financial Statements collectively as “Other Related Investments.”

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

NOTE 4 - FEES PAID BY EACH TRUST SERIES AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. For these services, each of USCI, CPER, USAG and USMI is contractually obligated to pay USCF a fee, which is paid monthly, equal to a percentage per annum of average daily total net assets. Effective as of May 29, 2012 (and continuing at through April 30, 2014), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing through April 30, 2014), USCF voluntarily waived the management fee paid by USMI from 0.95% per annum of average daily total net assets to 0.70% per annum of average daily total net assets.

Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER, 0.65% per annum of average daily total net assets for USAG and 0.65% per annum of average daily total net assets for USMI.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the three months ended March 31, 2014 and 2013, none of the Trust Series incurred any registration fees or other offering expenses.

Directors’ Fees and Expenses

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. In addition, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $560,625 for the Trust Series and the Related Public Funds.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $350,000 for the year ending December 31, 2014 for USCI, $55,000 for the year ending December 31, 2014 for CPER, $55,000 for the year ending December 31, 2014 for USAG and $55,000 for the year ending December 31, 2014 for USMI.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2014, USCF waived $14,268 in expenses for CPER, $4,511 for USAG and $4,583 for USMI. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5.

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

USCI

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Total commissions accrued to brokers	$101,246	$92,612
Commissions accrued as a result of rebalancing	$98,726	$90,204
Percentage of commissions accrued as a result of Rebalancing	97.51%	97.40%
Commissions accrued as a result of creation and redemption activity	$2,520	$2,408
Percentage of commissions accrued as a result of creation and redemption activity	2.49%	2.60%

The increase in the total commissions accrued to brokers by USCI for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to an increase in the number of contracts traded during the rebalancing periods for the three months ended March 31, 2014. As an annualized percentage of average total net assets, USCI’s figure for the three months ended March 31, 2014 represents approximately 0.08% of USCI’s average total net assets. By comparison, USCI’s figure for the three months ended March 31, 2013 represented approximately 0.07% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

CPER

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Total commissions accrued to brokers	$368	$46
Commissions accrued as a result of rebalancing	$292	$46
Percentage of commissions accrued as a result of Rebalancing	79.38%	100%
Commissions accrued as a result of creation and redemption activity	$76	$-
Percentage of commissions accrued as a result of creation and redemption activity	20.62%	-%

The increase in CPER’s total commissions accrued to brokers for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily due to an increase in the number of contracts traded during the rebalancing periods for the three months ended March 31, 2014. As an annualized percentage of average total net assets, CPER’s figure for the three months ended March 31, 2014 represents approximately 0.06% of CPER’s average total net assets. By comparison, CPER’s figure for the three months ended March 31, 2013 represented approximately 0.00% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USAG

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Total commissions accrued to brokers	$401	$571
Commissions accrued as a result of rebalancing	$401	$571
Percentage of commissions accrued as a result of Rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$-	$-
Percentage of commissions accrued as a result of creation and redemption activity	-%	-%

The decrease in USAG’s total commissions accrued to brokers for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily due to a decrease in the number of futures contracts traded during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, USAG’s figure for the three months ended March 31, 2014 represents approximately 0.07% of USAG’s average daily total net assets. By comparison, USAG’s figure for the three months ended March 31, 2013 represented approximately 0.10% of USAG’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USMI

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Total commissions accrued to brokers	$194	$246
Commissions accrued as a result of rebalancing	$194	$246
Percentage of commissions accrued as a result of Rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$-	$-
Percentage of commissions accrued as a result of creation and redemption activity	-%	-%

The decrease in USMI’s total commissions accrued to brokers for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily due to a decrease in the number of futures contracts traded during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, USMI’s figure for the three months ended March 31, 2014 represents approximately 0.04% of USMI’s average daily total net assets. By comparison, USMI’s figure for the three months ended March 31, 2013 represented approximately 0.04% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

NOTE 6 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

Each Trust Series engages in the trading of futures contracts and may engage in trading options on futures contracts and cleared swaps (collectively, “derivatives”). As such, each Trust Series is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Trust Series has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the Futures Contracts held by each Trust Series were exchange-traded through March 31, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2014 and December 31, 2013, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2014 and December 31, 2013, USCI held cash deposits and investments in Treasuries in the amounts of $562,668,687 and $494,440,076, respectively, with the custodian and futures commission merchant. As of March 31, 2014 and December 31, 2013, CPER held cash deposits and investments in Treasuries in the amounts of $3,162,361 and $2,166,695, respectively, with the custodian and futures commission merchant. As of March 31, 2014 and December 31, 2013, USAG held cash deposits and investments in Treasuries in the amounts of $2,480,075 and $2,328,626, respectively, with the custodian and futures commission merchant. As of March 31, 2014 and December 31, 2013, USMI held cash deposits and investments in Treasuries in the amounts of $2,209,215 and $2,248,304, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or futures commission merchant cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the three months ended March 31, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the three months ended March 31, 2014 (Unaudited)	For the three months ended March 31, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$56.06	$58.45
Total income (loss)	2.70	(1.29)
Total expenses	(0.16)	(0.16)
Net increase (decrease) in net asset value	2.54	(1.45)
Net asset value, end of period	$58.60	$57.00

Total Return	4.53%	(2.48)%

Ratios to Average Net Assets
Total income (loss)	4.73%	(2.33)%
Expenses excluding management fees*	0.20%	0.15%
Management fees*	0.95%**	0.95%**
Net income (loss)	4.45%	(2.60)%

*	Annualized.
**	Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee paid by USCI to 0.80% per annum of average daily total net assets.

CPER

	For the three months ended March 31, 2014 (Unaudited)	For the three months ended March 31, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.92	$25.43
Total income (loss)	(2.44)	(1.69)
Net expenses	(0.05)	(0.05)
Net increase (decrease) in net asset value	(2.49)	(1.74)
Net asset value, end of period	$20.43	$23.69

Total Return	(10.86)%	(6.84)%

Ratios to Average Net Assets
Total income (loss)	(9.53)%	(6.72)%
Management fees*	0.65%**	0.65%**
Total expenses excluding management fees*	2.75%	4.02%
Expenses waived*	(2.51)%	(3.85)%
Net expenses excluding management fees*	0.24%	0.17%
Net income (loss)	(9.75)%	(6.92)%

*	Annualized.
**	Effective as of May 29, 2012 (and continuing through April 30, 2014), USCF voluntarily agreed to waive the management fee paid by CPER from 0.95% to 0.65% per annum of average daily total net assets. Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee paid by CPER to 0.65% per annum of average daily total net assets.

USAG

	For the three months ended March 31, 2014 (Unaudited)	For the three months ended March 31, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.79	$25.56
Total income (loss)	3.50	(1.49)
Net expenses	(0.06)	(0.06)
Net increase (decrease) in net asset value	3.44	(1.55)
Net asset value, end of period	$26.23	$24.01

Total Return	15.09%	(6.06)%

Ratios to Average Net Assets
Total income (loss)	14.46%	(5.97)%
Management fees*	0.80%**	0.80%**
Total expenses excluding management fees*	0.99%	5.13%
Expenses waived*	(0.75)%	(4.87)%
Net expenses excluding management fees*	0.24%	0.26%
Net income (loss)	14.20%	(6.23)%

*	Annualized.

**	Effective as of May 29, 2012 (and continuing through April 30, 2014), USCF voluntarily agreed to waive the management fee paid by USAG from 0.95% to 0.80% per annum of average daily total net assets. Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee paid by USAG to 0.65% per annum of average daily total net assets.

USMI

	For the three months ended March 31, 2014 (Unaudited)	For the three months ended March 31, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$21.97	$26.47
Total income (loss)	(0.09)	(1.24)
Net expenses	(0.05)	(0.06)
Net increase (decrease) in net asset value	(0.14)	(1.30)
Net asset value, end of period	$21.83	$25.17

Total Return	(0.64)%	(4.91)%

Ratios to Average Net Assets
Total income (loss)	(0.40)%	(4.69)%
Management fees*	0.70%**	0.70%**
Total expenses excluding management fees*	1.05%	4.77%
Expenses waived*	(0.84)%	(4.57)%
Net expenses excluding management fees*	0.21%	0.20%
Net income (loss)	(0.62)%	(4.91)%

*	Annualized.

**	Effective as of May 30, 2012 (and continuing through April 30, 2014), USCF voluntarily agreed to waive the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee became operational as of June 19, 2012. Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee paid by USMI to 0.65% per annum of average daily total net assets.

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

The following table summarizes the valuation of USCI’s securities at March 31, 2014 using the fair value hierarchy:

At March 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$309,955,163	$309,955,163	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	1,686,671	1,686,671	—	—
United States Contracts	7,620,452	7,620,452	—	—

During the three months ended March 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$325,142,075	$325,142,075	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	6,218,462	6,218,462	—	—
United States Contracts	4,571,285	4,571,285	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at March 31, 2014 using the fair value hierarchy:

At March 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,329,814	$1,329,814	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(95,737)	(95,737)	—	—

During the three months ended March 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,599,705	$1,599,705	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	130,163	130,163	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at March 31, 2014 using the fair value hierarchy:

At March 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,469,793	$1,469,793	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	82,333	82,333	—	—
United States Contracts	63,157	63,157	—	—

During the three months ended March 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,499,678	$1,499,678	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,216	2,216	—	—
United States Contracts	(46,749)	(46,749)	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at March 31, 2014 using the fair value hierarchy:

At March 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,099,879	$1,099,879	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(25,884)	(25,884)	—	—
United States Contracts	2,108	2,108	—	—

During the three months ended March 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,199,914	$1,199,914	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(12,610)	(12,610)	—	—
United States Contracts	(33,683)	(33,683)	—	—

During the year ended December 31, 2013 there were no transfers between Level I and Level II.

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$9,307,123	$10,789,747

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$(95,737)	$130,163

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2014	Fair Value At December 31, 2013
Futures – Commodity Contracts	Assets	$145,490	$(44,533)

Fair Value of Derivative Instruments Held by USMI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2014	Fair Value At December 31, 2013
Futures – Commodity Contracts	Assets	$(23,776)	$(46,293)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the three months ended March 31, 2014		For the three months ended March 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$26,871,173		$3,087,724

	Change in unrealized loss on open positions		$(1,482,624)		$(15,109,247)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the three months ended March 31, 2014		For the three months ended March 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$5,663		$32,050

	Change in unrealized loss on open positions		$(225,900)		$(201,738)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the three months ended March 31, 2014		For the three months ended March 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$160,134		$(160,486)

	Change in unrealized gain on open positions		$190,023		$11,844

The Effect of Derivative Instruments on the Condensed Statements of Operations of USMI

		For the three months ended March 31, 2014		For the three months ended March 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(31,573)		$(19,562)

	Change in unrealized gain (loss) on open positions		$22,517		$(104,860)

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

Introduction

The United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”) are each a commodity pool that issues shares representing fractional undivided beneficial interests in USCI, CPER, USAG and USMI, respectively (“shares”), that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI, CPER, USAG and USMI are series of the Trust, a Delaware statutory trust formed on December 21, 2009. USCI, CPER, USAG and USMI are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated March 22, 2013. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each Trust Series are managed and controlled by United States Commodity Funds LLC (“USCF”).

United States Commodity Index Fund

USCI invests in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other domestic or foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing.

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SummerHaven Indexing”) and calculated and published by the NYSE Arca. The SDCI is comprised of fourteen Futures Contracts that are selected on a monthly basis from a list of twenty-seven possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

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

The investment objective of USAG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”), less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the SDAI or the prices of any particular group of Futures Contracts. The SDAI is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. The SDAI is comprised of fourteen Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.”

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

The investment objective of USMI is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Metals Index Total ReturnSM (the “SDMI”), less USMI’s expenses. USCF does not intend to operate USMI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Metals Futures Contracts (as defined below) that comprise the SDMI or the prices of any particular group of Futures Contracts. The SDMI is owned and maintained by SummerHaven Indexing and calculated and published by the NYSE Arca. The SDMI is comprised of ten Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The Eligible Metals Futures Contracts that at any given time make up the SDMI are referred to herein as “Benchmark Component Metals Futures Contracts.”

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

Other Defined Terms

The SCITR, together with the SDCI, the SDAI and the SDMI are referred to throughout this quarterly report on Form 10-Q collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts, Benchmark Component Agriculture Futures Contracts and Benchmark Component Metals Futures Contracts are referred to throughout this quarterly report on Form 10-Q collectively as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments, Other Copper-Related Investments, Other Agriculture-Related Investments and Other Metals-Related Investments are collectively referred to herein as “Other Related Investments.” Commodity Interests, Copper Interests, Agriculture Interests and Metals Interests are collectively referred to herein as “Applicable Interests” throughout this quarterly report on Form 10-Q.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of March 31, 2014, USCI held 1,870 Futures Contracts on the NYMEX, 3,231 Futures Contracts on ICE Futures, 1,573 Futures Contracts on CBOT, 2,007 Futures Contracts on CME, 7,336 Futures Contracts on LME and 547 Futures Contracts on COMEX. CPER held 40 Futures Contracts on COMEX. USAG held 29 Futures Contracts on ICE Futures, 11 Futures Contracts on CME, 1 Futures Contract on KCBT and 29 Futures Contracts on CBOT and USMI held 2 Futures Contracts on NYMEX, 40 Futures Contracts on LME and 11 Futures Contracts on COMEX. For the three months ended March 31, 2014, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2014, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limit requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decision with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect a Trust Series, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of the Trust Series to achieve their investment objectives.

“Swap” Transactions

The Dodd-Frank Act imposes regulatory requirements on certain “swap” transactions that a Trust Series is authorized to engage in that may ultimately impact the ability of a Trust Series to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swaps.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” or “DCOs”), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if a Trust Series enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require each Trust Series to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).

On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by each Trust Series in connection with uncleared swaps.

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

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on the Trust Series.

Commodity Markets

Commodity Futures Price Movements

Three Months Ended March 31, 2014

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited an upward trend during the three months ended March 31, 2014. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	4.78%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	2.94%
Dow Jones-UBS Commodity Index Total ReturnSM(2)	6.99%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	3.76%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.

(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2013 was 1,678.73. As of March 31, 2014, the value of the SDCI was 1,758.97, up approximately 4.78% over the three months ended March 31, 2014.

The return of approximately 4.78% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $56.06 and ended the period at $58.60 on March 31, 2014, an increase of approximately 4.53% over the period. USCI’s per share NAV reached its high for the period on March 6, 2014, 2014 at $58.89 and reached its low for the period on January 9, 2014 at $54.77. See “Tracking the SDCI” below for information about how expenses and income affect USCI’s per share NAV.

Copper Markets

Copper Futures Price Movements

Three Months Ended March 31, 2014

As measured by the two major copper indexes, copper futures prices exhibited daily swings with a downward trend during the three months ended March 31, 2014. The table below compares the total returns of the SCITR to the Dow Jones-UBS Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	(10.63)%
Dow Jones-UBS Copper Subindex Total Return(2)	(10.83)%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCITR as of December 31, 2013 was 1,114.30. As of March 31, 2014, the value of the SCITR was 995.85, down approximately 10.63% over the three months ended March 31, 2014.

The return of approximately (10.63)% on the SCITR listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $22.92 and ended the period at $20.43 on March 31, 2014, a decrease of approximately 10.86% over the period. CPER’s per share NAV reached its high for the period on January 2, 2014 at $22.82 and reached its low for the period on March 13, 2014 at $19.75. See “Tracking the SCITR” for information about how expenses and income affect CPER’s per share NAV.

Agriculture Markets

Agriculture Futures Price Movements

Three Months Ended March 31, 2014

As measured by the four major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with an upward trend during the three months ended March 31, 2014. The table below compares the total returns of the SDAI to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	15.65%
S&P GSCI® Agriculture Index Total Return(2)	15.92%
Dow Jones-UBS Agriculture Total Return Sub-indexSM(2)	16.51%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	9.56%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDAI as of December 31, 2013 was 324.11. As of March 31, 2014, the value of the SDAI was 374.83, up approximately 15.65% over the three months ended March 31, 2014.

The return of approximately 15.65% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $22.79 and ended the period at $26.23 on March 31, 2014, an increase of approximately 15.09% over the period. USAG’s per share NAV reached its high for the period on March 19, 2014 at $26.39 and reached its low for the period on January 9, 2014 at $22.56. See “Tracking the SDAI” below for information about how expenses and income affect USAG’s per share NAV.

Metals Markets

Metals Futures Price Movements

Three Months Ended March 31, 2014

As measured by the four major metals indexes listed below, metals futures prices exhibited moderate daily swings along with a downward trend during the three months ended March 31, 2014. The table below compares the total returns of the SDMI to the three major metals indexes over this time period.

SummerHaven Metals Index Total ReturnSM(1)	0.00%
Rogers International Commodity Index®-Metals Total Return(2)	(1.31)%
Dow Jones-UBS Industrial Metals Total Return Sub-indexSM(2)	(4.55)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Industrials Metals Total ReturnTM(2)	(5.10)%

(1)	The inception date for the SummerHaven Metals Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDMI as December 31, 2013 was 727.17. As of March 31, 2014, the value of the SDMI was 727.18, which was essentially unchanged over the three months ended March 31, 2014.

The return of approximately 0.00% on the SDMI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USMI’s per share NAV began the year at $21.97 and ended the period at $21.83 on March 31, 2014, a decrease of approximately 0.64% over the period. USMI’s per share NAV reached its high for the period on March 6, 2014 at $22.81 and reached its low for the period on February 4, 2014 at $21.42. See “Tracking the SDMI” below for information about how expenses and income affect USMI’s per share NAV.

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

Results of Operations

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 shares on Form S-1 with the SEC. On August 10, 2010, USCI listed its shares on the NYSE Arca under the ticker symbol “USCI.” USCI established its initial offering per share NAV by setting the price at $50.00 and issued 100,000 shares to the initial authorized purchaser in exchange for $5,000,000 in cash on August 10, 2010. USCI commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 shares be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Purchaser at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF agreed not to resell the shares comprising such basket except that it may require the initial Authorized Purchaser to repurchase all of these shares at a per share price equal to USCI’s per share NAV within five days following written notice from USCF, subject to the conditions that: (i) on the date of repurchase, the initial Authorized Purchaser must immediately redeem these shares in accordance with the terms of the Authorized Purchaser Agreement and (ii) immediately following such redemption at least 100,000 shares of USCI remain outstanding. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Purchaser repurchased the shares comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Shares of USCI, and on September 19, 2011, USCF purchased 5 shares of USCI in the open market.

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of March 31, 2014, USCI had issued 14,350,000 shares, 9,750,000 of which were outstanding. As of March 31, 2014, there were 35,650,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On June 19, 2012, USCF received 40 Sponsor Shares of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor shares of USMI and, on September 4, 2013, USCF purchased 5 shares of USMI on the open market.

CPER, USAG and USMI received notice of effectiveness from the SEC for its registration of 30,000,000 CPER shares, 20,000,000 USAG shares and 20,000,000 USMI shares on September 6, 2011. The order to permit listing CPER, USMI and USAG on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its shares on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial offering per share NAV by setting the price at $25.00 and issued 100,000 shares to the initial authorized purchaser in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise have been charged to the Authorized Purchaser in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of March 31, 2014, CPER had issued 200,000 shares, 150,000 of which were outstanding. As of March 31, 2014, there were 29,800,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of March 31, 2014, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of March 31, 2014, there were 19,800,000 shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USMI has not registered any subsequent offerings of its shares. As of March 31, 2014, USMI had issued 200,000 shares, 100,000 of which were outstanding. As of March 31, 2014, there were 19,800,000 shares registered but not yet issued. More shares may have been issued by USMI than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2014, USCI had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities USA LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Newedge USA LLC and Virtu Financial BD LLC.

As of March 31, 2014, CPER, USAG and USMI had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Newedge USA LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

USCI

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Per share net asset value, end of period	$58.60	$57.00
Average daily total net assets	$537,902,813	$511,484,072
Cash deposits and investments in Treasuries	$562,668,687	$528,220,328
Interest income earned on Treasuries, cash and/or cash equivalents	$70,654	$81,796
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	92.34%	86.95%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	7.66%	13.05%
Annualized yield based on average daily total net assets	0.05%	0.06%
Total unrealized gain (loss) on Futures Contracts	$9,307,123	$(20,330,147)
Management fee	$1,260,019	$1,198,134
Total fees and other expenses excluding management fees	$260,303	$191,353
Directors’ fees and expenses for Related Public Funds for the years ended 12/31/14 and 12/31/13	$560,625	$555,465
USCI’s portion of the directors’ fees and expenses	$109,683	$104,184
Fees and expenses related to the registration or offering of additional shares	$-	$-
Estimated audit, tax accounting and reporting fees and expenses for the years ended 12/31/14 and 12/31/13	$350,000	$400,000
Total commissions accrued to brokers	$101,246	$92,612
Total commissions as annualized percentage of average total net assets	0.08%	0.07%
Commissions accrued as a result of rebalancing	$98,726	$90,204
Percentage of commissions accrued as a result of rebalancing	97.51%	97.40%
Commissions accrued as a result of creation and redemption activity	$2,520	$2,408
Percentage of commissions accrued as a result of creation and redemption activity	2.49%	2.60%

The increase in the per share NAV for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 was primarily due to the increase in the values of the Futures Contracts held by USCI. The increase in cash assets in overnight deposits and investments in Treasuries for the three months ended March 31, 2014, as compared to the three months ended March 31 2013, was the result of USCI’s greater size during the three months ended March 31, 2014 as measured by total net assets.

Average interest rates earned on short-term investments held by USCI, including cash equivalents and Treasuries, were similar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As a result, the amount of income earned by USCI as a percentage of average total net assets was similar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The increase in total fees and expenses excluding management fees for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due to an increase in certain of USCI’s operating expenses during the three months ended March 31, 2014. The increase in the total commissions accrued to brokers by USCI for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to an increase in the number of contracts traded during the rebalancing periods for the three months ended March 31, 2014.

CPER

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Per share net asset value, end of period	$20.43	$23.69
Average daily total net assets	$2,303,589	$2,519,243
Cash deposits and investments in Treasuries	$3,162,361	$2,565,844
Interest income earned on Treasuries, cash and/or cash equivalents	$306	$451
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	87.66%	80.72%
Percentage of cash assets held as investments in Treasuries and margin deposits for the Futures Contracts	12.34%	19.28%
Annualized yield based on average daily total net Assets	0.05%	0.07%
Total unrealized loss on Futures Contracts	$(95,737)	$(195,163)
Management fee	$3,692	$4,038
Total fees and other expenses excluding management fees	$15,624	$24,982
Directors’ fees and expenses for Related Public Funds for the years ended 12/31/14 and 12/31/13	$560,625	$555,465
CPER’s portion of the directors’ fees and expenses	$494	$488
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$14,268	$23,895
Expenses before allowance for the expense waiver	$19,316	$29,020
Expenses after allowance for the expense waiver	$5,048	$5,125
Estimated audit, tax accounting and reporting fees and expenses for the years ended 12/31/14 and 12/31/13	$55,000	$60,000
Total commissions accrued to brokers	$368	$46
Total commissions as annualized percentage of average total net assets	0.06%	0.00%
Commissions accrued as a result of rebalancing	$292	$46
Percentage of commissions accrued as a result of rebalancing	79.38%	100%
Commissions accrued as a result of creation and redemption activity	$76	$-
Percentage of commissions accrued as a result of creation and redemption activity	20.62%	-%

The decrease in the per share NAV for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to the decrease in the values of the Futures Contracts that CPER held. The increase in cash assets in overnight deposits and investments in Treasuries for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was the result of CPER’s larger size as of March 31, 2014 as measured by total net assets.

Average interest rates earned on short-term investments held by CPER, including cash equivalents and Treasuries, were similar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As a result, the amount of income earned by CPER as a percentage of average total net assets was similar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The decrease in gross total fees and expenses excluding management fees for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to a decrease in certain of CPER’s operating expenses during the three months ended March 31, 2014. The increase in CPER’s total commissions accrued to brokers for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily due to an increase in the number of contracts traded during the rebalancing periods for three months ended March 31, 2014.

USAG

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Per share net asset value, end of period	$26.23	$24.01
Average daily total net assets	$2,423,654	$2,486,063
Cash deposits and investments in Treasuries	$2,480,075	$2,510,572
Interest income earned on Treasuries, cash and/or cash equivalents	$308	$467
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	91.62%	80.35%
Percentage of cash assets held as investments in Treasuries and margin deposits for the Futures Contracts	8.38%	19.65%
Annualized yield based on average daily total net Assets	0.05%	0.08%
Total unrealized gain (loss) on Futures Contracts	$145,490	$(107,311)
Management fee	$4,781	$4,904
Total fees and other expenses excluding management fees	$5,942	$31,433
Directors’ fees and expenses for Related Public Funds for the years ended 12/31/14 and 12/31/13	$560,625	$555,465
USAG’s portion of the directors’ fees and expenses	$542	$471
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$4,511	$29,683
Expenses before allowance for the expense waiver	$10,723	$36,337
Expenses after allowance for the expense waiver	$6,212	$6,474
Estimated audit, tax accounting and reporting fees and expenses for the years ended 12/31/14 and 12/31/13	$55,000	$60,000
Total commissions accrued to brokers	$401	$571
Total commissions as annualized percentage of average total net assets	0.07%	0.10%
Commissions accrued as a result of rebalancing	$401	$571
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$-	$-
Percentage of commissions accrued as a result of creation and redemption activity	-%	-%

The increase in the per share NAV for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to the increase in the values of the Futures Contracts that USAG held. The decrease in cash assets in overnight deposits and investments in Treasuries for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was the result of USAG’s smaller average size as of March 31, 2014 as measured by average total net assets.

Average interest rates earned on short-term investments held by USAG, including cash equivalents and Treasuries, were similar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As a result, the amount of income earned by USAG as a percentage of average total net assets was similar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The decrease in gross total fees and expenses excluding management fees for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to a decrease in USAG’s other operating expenses during the three months ended March 31, 2014. The decrease in USAG’s total commissions accrued to brokers for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily due to a decrease in the number of futures contracts traded during the three months ended March 31, 2014.

USMI

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Per share net asset value, end of period	$21.83	$25.17
Average daily total net assets	$2,209,025	$2,643,731
Cash deposits and investments in Treasuries	$2,209,215	$2,578,489
Interest income earned on Treasuries, cash and/or cash equivalents	$256	$446
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	85.76%	82.61%
Percentage of cash assets held as investments in Treasuries and margin deposits for the Futures Contracts	14.24%	17.39%
Annualized yield based on average daily total net Assets	0.05%	0.07%
Total unrealized loss on Futures Contracts	$(23,776)	$(58,802)
Management fee	$3,813	$4,563
Total fees and other expenses excluding management fees	$5,730	$31,113
Directors’ fees and expenses for Related Public Funds for the years ended 12/31/14 and 12/31/13	$560,625	$555,465
USMI’s portion of the directors’ fees and expenses	$514	$493
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$4,583	$29,804
Expenses before allowance for the expense waiver	$9,543	$35,676
Expenses after allowance for the expense waiver	$4,960	$5,872
Estimated audit, tax accounting and reporting fees and expenses for the years ended 12/31/14 and 12/31/13	$55,000	$60,000
Total commissions accrued to brokers	$194	$246
Total commissions as annualized percentage of average total net assets	0.04%	0.04%
Commissions accrued as a result of rebalancing	$194	$246
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$-	$-
Percentage of commissions accrued as a result of creation and redemption activity	-%	-%

The decrease in the per share NAV for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to the decrease in the values of the Futures Contracts that USMI held. The decrease in cash assets in overnight deposits and investments in Treasuries for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was the result of USMI’s smaller size as of March 31, 2014 as measured by total net assets.

Average interest rates earned on short-term investments held by USMI, including cash equivalents and Treasuries, were similar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As a result, the amount of income earned by USMI as a percentage of average total net assets was similar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The decrease in gross total fees and expenses excluding management fees for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to a decrease in USMI’s other operating expenses during the three months ended March 31, 2014. The decrease in USMI’s total commissions accrued to brokers for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily due to a decrease in the total number of futures contracts traded during the three months ended March 31, 2014.

Tracking Each Trust Series’ Benchmark

USCF seeks to manage each Trust Series’ portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the price of the Applicable Index, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in a Trust Series’ per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Applicable Index. As an example, if the average daily movement of the price of the Applicable Index for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Applicable Index’s results). Each Trust Series’ portfolio management goals do not include trying to make the nominal price of its per share NAV equal to the nominal price of the Applicable Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

USCI

For the 30-valuation days ended March 31, 2014, the simple average daily change in the SDCI was 0.073%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.072%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was 0.16%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to March 31, 2014, the simple average daily change in the SDCI was 0.026%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.021%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (11.73)%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USCI’s NAV and the changes in the SDCI. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2014; the second graph measures the monthly changes from March 31, 2011 through March 31, 2014.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USCI versus the return of the SDCI can be calculated by comparing the actual return of USCI, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that USCI’s returns had been exactly the same as the daily changes in the price of the SDCI.

For the three months ended March 31, 2014, the actual total return of USCI as measured by changes in its per share NAV was 4.53%. This is based on an initial per share NAV of $56.06 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $58.60. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $58.74 as of March 31, 2014, for a total return over the relevant time period of 4.78%. The difference between the actual per share NAV total return of USCI of 4.53% and the expected total return based on the SDCI of 4.78% was an error over the time period of (0.25)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDCI total return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the three months ended March 31, 2014, USCI earned interest income of $70,654, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the three months ended March 31, 2014, USCI also collected $3,150 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the three months ended March 31, 2014, USCI incurred total expenses of $1,520,322. Income from interest and Authorized Purchaser collections net of expenses was $(1,446,518), which is equivalent to an annualized weighted average net income rate of approximately (1.09)% for the three months ended March 31, 2014.

By comparison, for the three months ended March 31, 2013, the actual total return of USCI as measured by changes in its per share NAV was (2.48)%. This was based on an initial per share NAV of $58.45 as of December 31, 2012 and an ending per share NAV as of March 31, 2013 of $57.00. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $57.24 as of March 31, 2013, for a total return over the relevant time period of (2.07)%. The difference between the actual per share NAV total return of USCI of (2.48)% and the expected total return based on the SDCI of (2.07)% was an error over the time period of (0.41)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDCI total return can be attributed to the net impact of the expenses that USCI paid, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the three months ended March 31, 2013, USCI earned interest income of $81,796, which is equivalent to a weighted average income rate of approximately 0.06% for such period. In addition, during the three months ended March 31, 2013, USCI also collected $4,900 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the three months ended March 31, 2013, USCI incurred total expenses of $1,389,487. Income from interest and Authorized Purchaser collections net of expenses was $(1,302,791), which is equivalent to an annualized weighted average net income rate of approximately (1.03)% for the three months ended March 31, 2013.

CPER

For the 30-valuation days ended March 31, 2014, the simple average daily change in the SCITR was (0.233)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.237)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCITR, the average error in daily tracking by the per share NAV was (2.52)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to March 31, 2014, the simple average daily change in the SCITR was (0.021)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.026)%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCITR, the average error in daily tracking by the per share NAV was (5.32)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCITR. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2014; the second graph measures the monthly changes from March 31, 2012 through March 31, 2014.

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

For the three months ended March 31, 2014, the actual total return of CPER as measured by changes in its per share NAV was (10.86)%. This is based on an initial per share NAV of $22.92 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $20.43. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCITR, CPER would have had an estimated per share NAV of $20.48 as of March 31, 2014, for a total return over the relevant time period of (10.65)%. The difference between the actual per share NAV total return of CPER of (10.86)% and the expected total return based on the SCITR of (10.65)% was an error over the time period of (0.21)%, which is to say that CPER’s actual total return underperformed the SCITR result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SCITR total return can be attributed to the net impact of the expenses that CPER pays, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the three months ended March 31, 2014, CPER earned interest income of $306, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the three months ended March 31, 2014, CPER also collected $350 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to CPER’s actual total return. However, if the total assets of CPER continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the three months ended March 31, 2014, CPER incurred net expenses of $5,048. Income from interest net of expenses was $(4,392), which is equivalent to a weighted average net income rate of approximately (0.77)% for the three months ended March 31, 2014.

By comparison, for the three months ended March 31, 2013, the actual total return of CPER as measured by changes in its per share NAV was (6.84)%. This was based on an initial per share NAV as of $25.43 as of December 31, 2012 and an ending per share NAV as of March 31, 2013 of $23.69. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCITR, CPER would have had an estimated per share NAV of $23.78 as of March 31, 2013, for a total return over the relevant time period of (6.49)%. The difference between the actual per share NAV total return of CPER of (6.84)% and the expected total return based on the SCITR of (6.49)% was an error over the time period of (0.35)%, which is to say that CPER’s actual total return underperformed the SCITR result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SCITR total return can be attributed to the net impact of the expenses that CPER paid, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the three months ended March 31, 2013, CPER earned interest income of $451, which is equivalent to a weighted average income rate of approximately 0.07% for such period. During the three months ended March 31, 2013, CPER did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of shares. During the three months ended March 31, 2013, CPER incurred net expenses of $5,125. Income from interest and Authorized Purchaser collections net of expenses was $(4,674), which is equivalent to a weighted average net income rate of approximately (0.75)% for the three months ended March 31, 2013.

USAG

For the 30-valuation days ended March 31, 2014, the simple average daily change in the SDAI was 0.336%, while the simple average daily change in the per share NAV of USAG over the same time period was 0.328%. The average daily difference was (0.08)% (or (0.8) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was (1.74)%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to March 31, 2014, the simple average daily change in the SDAI was 0.017%, while the simple average daily change in the per share NAV of USAG over the same time period was 0.012%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was (2.70)%, meaning that over this time period USAG’s tracking error was wihin the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USAG’s NAV and the changes in the SDAI. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2014; the second graph measures the monthly changes from March 31, 2013 through March 31, 2014.

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

For the three months ended March 31, 2014, the actual total return of USAG as measured by changes in its per share NAV was 15.09%.This is based on an initial per share NAV of $22.79 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $26.23. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $26.36 as of March 31, 2014, for a total return over the relevant time period of 15.66%. The difference between the actual per share NAV total return of USAG of 15.09% and the expected total return based on the SDAI of 15.66% was an error over the time period of (0.57)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDAI total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the three months ended March 31, 2014, USAG earned interest income of $308, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the three months ended March 31, 2014, USAG did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of shares. During the three months ended March 31, 2014, USAG incurred net expenses of $6,212. Income from interest net of expenses was $(5,904), which is equivalent to a weighted average net income rate of approximately (0.99)% for the three months ended March 31, 2014.

By comparison, for the three months ended March 31, 2013, the actual total return of USAG as measured by changes in its per share NAV was (6.06)%.This was based on an initial per share NAV of $25.56 as of December 31, 2012 and an ending per share NAV as of March 31, 2013 of $24.01. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $24.06 as of March 31, 2013, for a total return over the relevant time period of (5.87)%. The difference between the actual per share NAV total return of USAG of (6.06)% and the expected total return based on the SDAI of (5.87)% was an error over the time period of (0.19)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDAI total return can be attributed to the net impact of the expenses that USAG paid, offset in part by the income that USAG collected on its cash and cash equivalent holdings. During the three months ended March 31, 2013, USAG earned interest income of $467, which was equivalent to a weighted average income rate of approximately 0.08% for such period. During the three months ended March 31, 2013, USAG did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of shares. During the three months ended March 31, 2013, USAG incurred net expenses of $6,474. Income from interest net of expenses was $(6,007), which was equivalent to a weighted average net income rate of approximately (0.98)% for the three months ended March 31, 2013.

USMI

For the 30-valuation days ended March 31, 2014, the simple average daily change in the SDMI was (0.066)%, while the simple average daily change in the per share NAV of USMI over the same time period was (0.083)%. The average daily difference was (0.17)% (or (1.72) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDMI, the average error in daily tracking by the per share NAV was (40.24)%, meaning that over this time period USMI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USMI’s shares to the public on June 19, 2012 to March 31, 2014, the simple average daily change in the SDMI was (0.020)%, while the simple average daily change in the per share NAV of USMI over the same time period was (0.025)%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDMI, the average error in daily tracking by the per share NAV was (2.66)%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USMI’s NAV and the changes in the SDMI. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2014; the second graph measures the monthly changes from March 31, 2013 through March 31, 2014.

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

For the three months ended March 31, 2014, the actual total return of USMI as measured by changes in its per share NAV was (0.64)%. This is based on an initial per share NAV of $21.97 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $21.83. During this time period, USMI made no distributions to its shareholders. However, if USMI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDMI, USMI would have had an estimated per share NAV of $21.97 as of March 31, 2014, for a total return over the relevant time period of 0.00%. The difference between the actual per share NAV total return of USMI of (0.64)% and the expected total return based on the SDMI of 0.00% was an error over the time period of (0.64)%, which is to say that USMI’s actual total return underperformed the SDMI over the time period. USCF believes that a portion of the difference between the actual total return and the expected SDMI total return can be attributed to the net impact of the expenses that USMI pays, offset in part by the income that USMI collects on its cash and cash equivalent holdings. During the three months ended March 31, 2014, USMI earned interest income of $256, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the three months ended March 31, 2014, USMI did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of shares. During the three months ended March 31, 2014, USMI incurred net expenses of $4,960. Income from interest and Authorized Purchaser collections net of expenses was $(4,704), which is equivalent to an annualized weighted average net income rate of approximately (0.86)% for the three months ended March 31, 2014.

By comparison, for the three months ended March 31, 2013, the actual total return of USMI as measured by changes in its per share NAV was (4.91)%. This was based on an initial per share NAV of $26.47 as of December 31, 2012 and an ending per share NAV as of March 31, 2013 of $25.17. During this time period, USMI made no distributions to its shareholders. However, if USMI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDMI, USMI would have had an estimated per share NAV of $25.17 as of March 31, 2013, for a total return over the relevant time period of (4.91)%. The difference between the actual per share NAV total return of USMI of (4.91)% and the expected total return based on the SDMI of (4.91)% was an error over the time period of 0.00%, which is to say that USMI’s actual total return performed nearly the same as the SDMI over the time period. During the three months ended March 31, 2013, USMI earned interest income of $446, which was equivalent to a weighted average income rate of approximately 0.07% for such period. During the three months ended March 31, 2013, USMI did not collect any fees from its Authorized Purchasers for creating or redeeming baskets of shares. During the three months ended March 31, 2013, USMI incurred net expenses of $5,872. Income from interest and Authorized Purchaser collections net of expenses was $(5,426), which is equivalent to an annualized weighted average net income rate of approximately (0.83)% for the three months ended March 31, 2013.

Factors That Can Impact Ability to Track the Applicable Index

There are currently three factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the three months ended March 31, 2014. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. During the three months ended March 31, 2014, USCI earned, on an annualized basis, approximately 0.05% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of (0.95)% for management fees, approximately (0.08)% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately (0.11)% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.09)% and affected USCI’s ability to track its benchmark. During the three months ended March 31, 2014, CPER earned, on an annualized basis, approximately 0.05% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of approximately (0.65)%* for management fees, approximately (0.06)% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately (0.17)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.83)% and affected CPER’s ability to track its benchmark. During the three months ended March 31, 2014, USAG earned, on an annualized basis, approximately 0.05% on its cash and cash equivalents holdings. It also incurred cash expenses on an annualized basis of approximately (0.80)%* for management fees, approximately (0.07)% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately (0.17)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.99)% and affected USAG’s ability to track its benchmark. During the three months ended March 31, 2014, USMI earned, on an annualized basis, approximately 0.05% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of approximately (0.70)%* for management fees, approximately (0.04)% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately (0.17)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.86)% and affected USMI’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

*	Effective as of May 29, 2012 (and continuing through April 30, 2014), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing through April 30, 2014), USCF voluntarily waived the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, the date USMI became listed on the NYSE Arca. Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER, 0.65% per annum of average daily total net assets for USAG and 0.65% per annum of average daily total net assets for USMI.

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

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2014, none of the Trust Series held any Other Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

The SDCI

The SDCI was developed based upon academic research by Yale University professors Gary B. Gorton and K. Geert Rouwenhorst, and Hitotsubashi University professor Fumio Hayashi. The SDCI is designed to reflect the performance of a fully margined or collateralized portfolio of 14 Eligible Commodity Futures Contracts with equal weights, selected each month from a universe of the 27 Eligible Commodity Futures Contracts. The SDCI is rules-based and rebalanced monthly based on observable price signals. In this context, the term “rules-based” is meant to indicate that the composition of the SDCI in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that relate to the commodities that are eligible to be included in the SDCI. Such formulas are not subject to adjustment based on other factors. The overall return on the SDCI is generated by two components: (i) uncollateralized returns from the Benchmark Component Futures Contracts comprising the SDCI and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S Department of the Treasury. SummerHaven Indexing is the owner of the SDCI.

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

Prior to the end of each month, SummerHaven Indexing determines the composition of the SDCI and provides such information to Bloomberg, L.P. (“Bloomberg”). Values of the SDCI are computed by Bloomberg and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily SDCI value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDCITR:IND.” Only settlement and last-sale prices are used in the SDCI’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying SDCI may lag its theoretical value. This tendency to lag is evident at the end of the day when the SDCI value is based on the settlement prices of the Benchmark Component Futures Contracts, and explains why the underlying SDCI often closes at or near the high or low for the day.

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

If a Futures Exchange ceases trading in all contract expirations relating to a particular Futures Contract, SummerHaven Indexing may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the SDCI. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the SDCI. If that timing is not practicable, SummerHaven Indexing will determine the date of the replacement based on a number of factors, including the differences between the existing Futures Contract and the replacement Futures Contract with respect to contractual specifications and contract expirations.

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

Commodity Selection

Fourteen of the 27 Futures Contracts are selected for inclusion in the SDCI for the next month, subject to the constraint that each of the six commodity sectors is represented by at least one commodity. The methodology used to select the 14 Futures Contracts is based solely on quantitative data using observable futures prices and is not subject to human bias.

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

The 14 commodities selected are included in the SDCI for the next month on an equally-weighted basis. Due to the dynamic monthly commodity selection, the sector weights will vary from approximately 7% to 43% over time, depending on the price observations each month. The Selection Date for the SDCI is the fifth business day prior to the first business day of the next calendar month.

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of March 31, 2014.

USCI Sector Weights

as of March 31, 2014

Contract Selection

For each commodity selected for inclusion into the SDCI for a particular month, the SDCI selects a specific Benchmark Component Futures Contract with a tenor (i.e., contract month) among the eligible tenors (the range of contract months) based upon the relative prices of the Benchmark Component Futures Contracts within the eligible range of contract months. The previous notwithstanding, the contract expiration is not changed for such month if a contract remains in the SDCI, as long as the contract does not expire or enter its notice period in the subsequent month.

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from December 31, 1997 through March 31, 2014.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the tables below reflects how the SDCI would have performed from December 31, 2004 through March 31, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from December 31, 2004 through March 31, 2014

Year	Ending Level*	Annual Return
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014 (YTD)	1,758.97	4.78%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM Year-Over-Year

Hypothetical Total Returns (2004-3/31/2014)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2014.

	Hypothetical and Historical Results for the period from December 31,
	1997 through March 31, 2014
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	75%	63%	365%	682%
Average Annual return (total)	6.61%	7.16%	12.38%	15.63%
Annualized volatility	16.93%	23.25%	19.15%	15.63%
Annualized Sharpe ratio	0.25	0.20	0.52	0.84

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through March 31, 2014 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Dow Jones-UBS Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, diesel-heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2004 and March 31, 2014.

10 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/04-3/31/14)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

5 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/09-3/31/14)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The SCITR

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

Prior to the end of each month, SummerHaven Indexing determines the composition of the SCITR and provides such information to the NYSE Arca. Values of the SCITR are computed by the NYSE Arca and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily SCITR value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SCITR”. Only settlement and last-sale prices are used in the SCITR’s calculation, bids and offers are not recognized – including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying SCITR may lag its theoretical value. This tendency to lag is evident at the end of the day when the SCITR value is based on the settlement prices of the Benchmark Component Copper Futures Contracts, and explains why the underlying SCITR often closes at or near the high or low for the day.

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

Due to the dynamic monthly weighting calculation, the individual weights will vary-over time, depending on the price observations each month. The Selection Date for the SCITR is the last business day of the calendar month.

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCITR as of March 31, 2014.

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

Hypothetical Performance of the SCITR

The table and chart below show the hypothetical performance of the SCITR from December 31, 1997 through March 31, 2014.

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

Since the SCITR was launched on November 4, 2010, there is no actual performance history of the SCITR to present. However, the components of the SCITR and the weighting of the components of the SCITR are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the tables below reflects how the SCITR would have performed from December 31, 2004 through March 31, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCITR. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCITR for the period from December 31, 2004 through March 31, 2014

Year	Ending Level*	Annual Return
2004	310.819	48.40%
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,223.150	5.04%
2013	1,114.30	(8.90)%
2014 (YTD)	995.85	(10.63)%

* The “base level” for the SCITR was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCITR on the last trading day of each year and is used to illustrate the cumulative performance of the SCITR.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (2004-3/31/14)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCITR in comparison with the actual total return of a major index from December 31, 1997 through March 31, 2014.

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2014
	DJ-UBS	Spot Copper (less
	Copper TR	storage)	SCI TR
Total return	334%	145%	536%
Average annual return (total)	14.05%	10.12%	17.08%
Annualized volatility	27.93%	26.94%	27.28%
Annualized Sharpe ratio	0.42	0.29	0.53

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCITR from December 31, 1997 through March 31, 2014 in comparison with a traditional commodity index and spot copper prices: the Dow Jones-UBS Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Dow Jones-UBS Copper Subindex Total ReturnSM includes the contract in the Dow Jones-UBS Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCITR’s calculation methodology with historical prices for the futures contracts comprising the SCITR. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCITR. As a result, there are inherent limitations in comparing such performance against the SCITR. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Dow Jones-UBS Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCITR in comparison with the actual total return of a major index and spot copper prices (less storage cost) between March 31, 2004 and March 31, 2014.

10 Year Comparison of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (3/31/04-3/31/14)

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCITR in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison Of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (3/31/09-3/31/14)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Source: SummerHaven Indexing, Bloomberg

The SDAI

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

Due to the dynamic monthly agricultural commodity weighting calculation, the individual agricultural commodity weights will vary over time, depending on the price observations each month. The Selection Date for the SDAI is the fifth business day prior to the first business day of the next calendar month.

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the SDAI as of March 31, 2014.

SDAI Commodity Weights

as of March 31, 2014

Contract Selection

For each agricultural commodity in the SDAI, the index selects a specific Benchmark Component Agriculture Futures Contract with a tenor (i.e., contract month) among the eligible tenors (the range of contract months) based upon the relative prices of the Benchmark Component Agriculture Futures Contracts within the eligible range of contract months. The previous notwithstanding, the contract expiration is not changed for that month if a Benchmark Component Agriculture Futures Contract remains in the SDAI, as long as the contract does not enter expire or enter its notice period in the subsequent month.

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

The table and chart below show the hypothetical performance of the SDAI from December 31, 2002 through March 31, 2014.

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

Since the SDAI was launched on September 23, 2010, there is no actual performance history of the SDAI to present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the tables below reflects how the SDAI would have performed from December 31, 2004 through March 31, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2004 through March 31, 2014

Year	Ending Level*	Annual Return
2004	213.353	5.88%
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.610	3.39%
2013	324.11	(10.12)%
2014 (YTD)	374.83	15.65%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (2004-3/31/14)

source: Summerhaven Index Management, Bloomberg

 PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through March 31, 2014.

	Hypothetical and Historical Results for the period from December 31,
	1997 through March 31, 2014
	DJ-UBS Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	(8)%	(44)%	15%	74%
Average annual return (total)	4.30%	1.39%	4.07%	6.87%
Annualized volatility	20.45%	21.14%	19.50%	15.54%
Annualized Sharpe ratio	0.10	(0.05)	0.08	0.31

The table above shows the performance of the SDAI from December 31, 1997 through March 31, 2014 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Dow Jones-UBS Agriculture Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Dow Jones-UBS Agriculture Total Return Sub-IndexSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI Total Return Index is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through March 31, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes between March 31, 2004 and March 31, 2014.

10 Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(3/31/04-3/31/14)

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

(3/31/09-3/31/2014)

Source: SummerHaven Index Management, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The SDMI

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

Due to the dynamic monthly metal weighting calculation, the individual metal weights will vary over time, depending on the price observations each month. The Selection Date for the SDMI is the fifth business day prior to the first business day of the next calendar month.

The following graph shows the metal weights of the metals selected for inclusion in the SDMI as of March 31, 2014.

SDMI Commodity Weights

as of March 31, 2014

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

SDMI Total Return Calculation

The value of the SDMI on any business day is equal to the product of (i) the value of the SDMI on the immediately preceding business day multiplied by (ii) one plus the sum of the day’s returns for another version of the SDMI known as the SummerHaven Dynamic Metals Index Excess Return “SDMI ER” (explained below) and one business day’s interest from the hypothetical Treasury Bill portfolio. The value of the SDMI will be calculated and published by the NYSE Arca.

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

The table and chart below show the hypothetical performance of the SDMI from December 31, 2002 through March 31, 2014.

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

Since the SDMI was launched on September 23, 2010, there is no actual performance history of the SDMI to present. However, the components of the SDMI and the weighting of the components of the SDMI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the tables below reflects how the SDMI would have performed from December 31, 2004 through March 31, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDMI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2004 through March 31, 2014

Year	Ending Level*	Annual Return
2004	262.652	23.42%
2005	347.386	32.26%
2006	589.403	69.67%
2007	669.439	13.58%
2008	425.151	(36.49)%
2009	735.929	73.10%
2010	975.580	32.56%
2011	823.695	(15.57)%
2012	865.680	5.10%
2013	727.17	(16.00)%
2014 (YTD)	727.18	0.00%

*

The “base level” for the SDMI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

SummerHaven Dynamic Metals Index Year-Over-Year

Hypothetical Total Returns (2004-3/31/2014 YTD)

source: Summerhaven Index Management, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDMI in comparison with the actual total return of three major indexes between December 31, 1997 and March 31, 2014.

	Hypothetical and Historical Results for the period from December 31, 1997 through March 31, 2014
	DJ-UBS Industrial Metals TR	RICI Metals TR	DB LCI OY Industrial Metals TR	SDMI TR
Total return	129%	314%	191%	476%
Average annual return (total)	9.21%	11.70%	10.97%	14.46%
Annualized volatility	22.71%	18.51%	21.49%	19.46%
Annualized Sharpe ratio	0.38	0.58	0.48	0.69

The table above shows the performance of the SDMI from December 31, 1997 through March 31, 2014 in comparison with three traditional metals indices: the Rogers International Commodity Index® — Metals Total Return, Dow Jones-UBS Industrial Metals Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM. The Rogers International Commodity Index® — Metals Total Return is an index of ten metals commodity futures contracts, representing commodities consumed in the global economy and is a sub-index of the Rogers International Commodity Index. The Dow Jones-UBS Industrial Metals Total Return Sub-IndexSM is currently composed of four futures contracts on industrial metals, three of which (aluminum, nickel and zinc) are traded on the London Metal Exchange and the other of which (copper) is traded on the COMEX division of the New York Mercantile Exchange. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM is designed to reflect the performance of certain futures contracts on aluminum, copper and zinc. The data for the SDMI Total Return Index is derived by using the SDMI’s calculation methodology with historical prices for the futures contracts comprising the SDMI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDMI. As a result, there are inherent limitations in comparing the performance of such indices against the SDMI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USMI is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDMI in comparison with the actual total return of three major indexes between March 31, 2004 and March 31, 2014.

10 Year Comparison of Index Returns of the DJ-UBS IM TR,

RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI TR

(3/31/04-3/31/14)

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

(3/31/09-3/31/14)

 Source: SummerHaven Index Management, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

2014 Holiday Schedule

The SDCI, SCITR, SDAI and SDMI will not be computed on the following weekdays in 2014:

January	1
January	20
February	17
April	18
May	26
July	4
September	1
November	27
December	25

The holiday schedule is subject to change. USCI, CPER, USAG and USMI will also not accept Creation Baskets or Redemption Baskets on these days.

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at its custodian bank and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2014, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2014, each Trust Series used other assets to pay expenses, which could cause a decrease in its NAV over time. To the extent expenses exceed income, each Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2014, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

Prior to the initial offering of each Trust Series, all payments with respect to each Trust Series’ expenses are paid by USCF. None of the Trust Series has an obligation or intention to refund such payments made by USCF. USCF is under no obligation to pay any Trust Series’ future expenses. Since the initial offering of shares, each Trust Series has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (iv) other expenses, including tax reporting costs, (v) the fees of the Trustee in connection with its services as Delaware trustee of the Trust, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of the Trust Series’ Marketing Agent, Administrator and Custodian, the trading advisory and licensing fees of SummerHaven Investment Management, LLC and offering expenses relating to the initial offering of shares of each Trust Series. If USCF and each Trust Series are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, one or more of the Trust Series could terminate and investors may lose all or part of their investment.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. An FCM, when acting on behalf of each Trust Series in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the three months ended March 31, 2014, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the three months ended March 31, 2014, CPER did not make investments on any foreign exchanges. During the three months ended March 31, 2014, the only foreign exchange on which USAG made investments was the ICE Futures. Those Futures Contracts are denominated in U.S. dollars. During the three months ended March 31, 2014, the only foreign exchange on which USMI made investments was the LME. Those Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2014, each of USCI, CPER, USAG and USMI held cash deposits and investments in Treasuries in the amount of $562,668,687, $3,162,361, $2,480,075 and $2,209,215, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2014, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of March 31, 2014 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares called “Redemption Baskets.” Each Trust Series has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed. Authorized Purchasers pay each Trust Series $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Effective as of May 29, 2012 (and continuing through April 30, 2014), USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing through April 30, 2014), USCF voluntarily waived the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, the date USMI became listed on the NYSE Arca. Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER, 0.65% per annum of average daily total net assets for USAG and 0.65% per annum of average daily total net assets for USMI. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the three months ended March 31, 2014, FCM fees were approximately 0.08% of average daily total net assets for USCI, approximately 0.06% of average daily total net assets for CPER, approximately 0.07% of average daily total net assets for USAG and approximately 0.04% of average daily total net assets for USMI. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2014, USCI’s portfolio consisted of 16,564 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 40 Futures Contracts traded on the COMEX, USAG’s portfolio consisted of 70 Futures Contracts traded on the Futures Exchanges and USMI’s portfolio consisted of 53 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s, USAG’s and USMI’s current holdings, please see the Trust Series’ website at www.unitedstatescommodityfunds.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER, USAG and USMI during the three months ended March 31, 2014.

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

A Trust Series may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transaction). These EFR transactions may expose a Trust Series to counterparty risk during the interim period between the executions of the over-the-counter transactions and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2014, each Trust Series limited its over-the-counter activities to EFR transactions.

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

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 10, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month the Trust and each Trust Series publish account statements for the Trust Series’ shareholders, which include Statements of Income (Loss) and Statements of Changes in Net Asset Value. The account statements are furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each Trust Series’ website at  www.unitedstatescommodityfunds.com.

Item 6.	Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
(2)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: May 12, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 12, 2014

