Form 10-Q
period 2014-06-30
United States Commodity Index Funds Trust
filed 2014-08-11
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at June 30, 2014 (Unaudited) and December 31, 2013	2

Condensed Schedules of Investments (Unaudited) at June 30, 2014	7

Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2014 and 2013	12

Condensed Statements of Changes in Capital (Unaudited) for the six months ended June 30, 2014 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the six months ended June 30, 2014	17

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013	22

Notes to Condensed Financial Statements for the period ended June 30, 2014 (Unaudited)	27

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2014 (Unaudited) and December 31, 2013

United States Commodity Index Fund

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$590,381,877	$474,123,523
Equity in Newedge trading accounts:
Cash and cash equivalents	43,821,732	20,316,553
Unrealized gain on open commodity futures contracts	10,068,806	10,789,747
Receivable for shares sold	12,124,151	8,491,911
Interest receivable	1,261	1,261
Other assets	33,718	8,045

Total assets	$656,431,545	$513,731,040

Liabilities and Capital
Management fees payable (Note 4)	$416,379	$403,494
Professional fees payable	169,293	343,663
Brokerage commissions payable	22,815	22,815
Directors' fees payable	22,012	15,894
Other liabilities	-	152

Total liabilities	630,499	786,018

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	655,801,046	512,945,022
Total Capital	655,801,046	512,945,022

Total liabilities and capital	$656,431,545	$513,731,040

Shares outstanding	10,850,000	9,150,000
Net asset value per share	$60.44	$56.06
Market value per share	$60.62	$56.08

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2014 (Unaudited) and December 31, 2013

United States Copper Index Fund

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$3,815,106	$2,040,735
Equity in Newedge trading accounts:
Cash and cash equivalents	355,139	125,960
Unrealized gain on open commodity futures contracts	166,975	130,163
Receivable from Sponsor (Note 4)	28,159	81,789
Interest receivable	25	25
Other assets	149	36

Total assets	$4,365,553	$2,378,708

Liabilities and Capital
Management fees payable (Note 4)	$2,236	$1,229
Professional fees payable	30,408	85,228
Directors' fees payable	126	52

Total liabilities	32,770	86,509

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	4,332,783	2,292,199
Total Capital	4,332,783	2,292,199

Total liabilities and capital	$4,365,553	$2,378,708

Shares outstanding	200,000	100,000
Net asset value per share	$21.66	$22.92
Market value per share	$21.43	$22.90

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2014 (Unaudited) and December 31, 2013

United States Agriculture Index Fund

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,332,732	$2,098,545
Equity in Newedge trading accounts:
Cash and cash equivalents	235,672	230,081
Unrealized loss on open commodity futures contracts	(46,734)	(44,533)
Receivable from Sponsor (Note 4)	9,013	81,772
Interest receivable	46	46
Other assets	153	36

Total assets	$2,530,882	$2,365,947

Liabilities and Capital
Management fees payable (Note 4)	$1,375	$1,570
Professional fees payable	10,860	85,350
Directors' fees payable	112	88

Total liabilities	12,347	87,008

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	2,518,535	2,278,939
Total Capital	2,518,535	2,278,939

Total liabilities and capital	$2,530,882	$2,365,947

Shares outstanding	100,000	100,000
Net asset value per share	$25.19	$22.79
Market value per share	$25.62	$22.35

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2014 (Unaudited) and December 31, 2013

United States Metals Index Fund

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,960,920	$1,918,706
Equity in Newedge trading accounts:
Cash and cash equivalents	255,814	329,598
Unrealized gain (loss) on open commodity futures contracts	120,935	(46,293)
Receivable from Sponsor (Note 4)	9,220	82,165
Interest receivable	11	11
Other assets	162	37

Total assets	$2,347,062	$2,284,224

Liabilities and Capital
Management fees payable (Note 4)	$1,211	$1,297
Professional fees payable	10,860	85,632
Directors' fees payable	74	73

Total liabilities	12,145	87,002

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	2,334,917	2,197,222
Total Capital	2,334,917	2,197,222

Total liabilities and capital	$2,347,062	$2,284,224

Shares outstanding	100,000	100,000
Net asset value per share	$23.35	$21.97
Market value per share	$23.40	$21.02

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2014 (Unaudited) and December 31, 2013

United States Commodity Index Funds Trust

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$598,490,635	$480,181,509
Equity in Newedge trading accounts:
Cash and cash equivalents	44,668,357	21,002,192
Unrealized gain on open commodity futures contracts	10,309,982	10,829,084
Receivable from shares sold	12,124,151	8,491,911
Receivable from Sponsor (Note 4)	46,392	245,726
Interest receivable	1,343	1,343
Other assets	34,182	8,154
Total assets	$665,675,042	$520,759,919

Liabilities and Capital
Management fees payable (Note 4)	$421,201	$407,590
Professional fees payable	221,421	599,873
Brokerage commissions payable	22,815	22,815
Directors’ fee payable	22,324	16,107
Other liabilities	—	152

Total liabilities	687,761	1,046,537

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	664,987,281	519,713,382
Total Capital	664,987,281	519,713,382

Total liabilities and capital	$665,675,042	$520,759,919

Shares outstanding	11,250,000	9,450,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2014

United States Commodity Index Fund

		Unrealized
		Gain (Loss) on
	Number of	Open Commodity	% of
	Contracts	Contracts	Capital

Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT July 2014 contracts, expiring July 2014	345	$(1,563,790)	(0.24)
LME Zinc Futures LX August 2014 contracts, expiring August 2014	827	4,704,506	0.72
LME Zinc Futures LX September 2014 contracts, expiring September 2014	750	4,003,325	0.61
ICE-US Cocoa Futures CC December 2014 contracts, expiring December 2014	1,541	1,146,470	0.17
ICE-US Coffee-C Futures KC December 2014 contracts, expiring December 2014	680	(1,597,913)	(0.24)
ICE-US Cotton #2 Futures CT December 2014 contracts, expiring December 2014	1,258	(2,570,725)	(0.39)
LME Nickel Futures LN December 2014 contracts, expiring December 2014	462	1,995,042	0.30
	5,863	6,116,915	0.93

United States Contracts
CME Lean Hogs Futures LH July 2014 contracts, expiring July 2014	257	1,167,970	0.18
CBOT Soybean Meal Futures SM August 2014 contracts, expiring August 2014	1,083	(1,319,220)	(0.20)
CME Feeder Cattle Futures FC August 2014 contracts, expiring August 2014	446	6,815,013	1.04
CME Live Cattle Futures LC August 2014 contracts, expiring August 2014	785	3,706,060	0.57
CBOT Corn Futures C September 2014 contracts, expiring September 2014	2,172	(4,525,275)	(0.69)
CBOT Soybean Futures S September 2014 contracts, expiring September 2014	748	(3,547,363)	(0.54)
NYMEX RBOB Gasoline Futures RB October 2014 contracts, expiring September 2014	393	2,218,705	0.34
NYMEX Platinum Futures PL October 2014 contracts, expiring October 2014	642	741,290	0.11
CME Lean Hogs Futures LH December 2014 contracts, expiring December 2014	974	1,109,400	0.17
NYMEX WTI Crude Oil Futures CL December 2014 contracts, expiring December 2014	460	3,237,330	0.49
NYMEX Natural Gas Futures NG January 2015 contracts, expiring December 2014	1,008	(70,010)	(0.01)
	8,968	9,533,900	1.46

Open Futures Contracts - Short*
Foreign Contracts
LME Nickel Futures LN December 2014 contracts, expiring December 2014	38	48,402	0.01
LME Tin Futures LT July 2014 contracts, expiring July 2014	345	521,359	0.08
LME Zinc Futures LX August 2014 contracts, expiring August 2014	827	(3,208,191)	(0.49)
LME Zinc Futures LX September 2014 contracts, expiring September 2014	750	(2,943,579)	(0.45)
	1,960	(5,582,009)	(0.85)
Total Open Futures Contracts**	16,791	$10,068,806	1.54

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2014

United States Commodity Index Fund (Continued)

	Principal	Market	% of
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 7/17/2014	$20,000,000	$19,999,467	3.06
0.06%, 8/21/2014	30,000,000	29,997,344	4.57
0.07%, 8/28/2014	10,000,000	9,998,872	1.52
0.08%, 9/11/2014	10,000,000	9,998,500	1.52
0.08%, 9/18/2014	20,000,000	19,996,489	3.05
0.04%, 10/30/2014	30,000,000	29,995,715	4.57
0.05%, 11/6/2014	40,000,000	39,993,600	6.10
0.05%, 11/13/2014	30,000,000	29,994,375	4.57
0.05%, 11/20/2014	40,000,000	39,992,900	6.10
0.05%, 11/28/2014	40,000,000	39,992,083	6.10
0.05%, 12/4/2014	40,000,000	39,991,333	6.10
0.05%, 12/11/2014	50,000,000	49,988,228	7.62
0.07%, 12/18/2014	20,000,000	19,993,861	3.05
0.05%, 12/26/2014	20,000,000	19,995,550	3.05
Total Cash Equivalents		$399,928,317	60.98

*	All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).
**	Collateral amounted to $43,821,732 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2014

United States Copper Index Fund

		Unrealized
		Gain on
	Number of	Open Commodity	% of
	Contracts	Contracts	Capital

Open Futures Contracts - Long*
United States Contracts
COMEX Copper Futures HG September 2014 contracts, expiring September 2014	54	$166,975	3.85

	Principal	Market	% of
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 8/21/2014	$30,000	$29,998	0.69
0.08%, 9/18/2014	300,000	299,947	6.92
0.04%, 10/30/2014	300,000	299,957	6.93
0.05%, 11/13/2014	500,000	499,906	11.54
0.05%, 11/20/2014	400,000	399,929	9.23
0.04%, 12/11/2014	800,000	799,855	18.46
0.06%, 12/11/2014	400,000	399,892	9.23
Total Cash Equivalents		$2,729,484	63.00

*	Collateral amounted to $355,139 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2014

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Sugar #11 Futures SB October 2014 contracts, expiring September 2014	10	$(5,466)	(0.22)
ICE-Canola Futures RS November 2014 contracts, expiring November 2014	3	(641)	(0.02)
ICE-US Cocoa Futures CC December 2014 contracts, expiring December 2014	7	5,350	0.21
ICE-US Coffee-C Futures KC December 2014 contracts, expiring December 2014	5	(10,519)	(0.42)
ICE-US Cotton #2 Futures CT December 2014 contracts, expiring December 2014	5	(10,800)	(0.43)
	30	(22,076)	(0.88)
United States Contracts
CME Feeder Cattle Futures FC August 2014 contracts, expiring August 2014	1	15,900	0.63
CME Lean Hogs Futures LH August 2014 contracts, expiring August 2014	2	6,250	0.25
CME Live Cattle Futures LC August 2014 contracts, expiring August 2014	4	19,490	0.77
CBOT Wheat Futures W September 2014 Contracts, expiring September 2014	5	(17,613)	(0.70)
CBOT Soybean Meal Futures SM October 2014 contracts, expiring October 2014	5	(6,260)	(0.25)
CBOT Soybean Oil Futures BO October 2014 contracts, expiring October 2014	1	624	0.03
CBOT Soybean Futures S November 2014 contracts, expiring November 2014	6	(4,787)	(0.19)
CBOT Corn Futures C December 2014 contracts, expiring December 2014	17	(35,775)	(1.42)
KCBOT Hard Red Winter Wheat Futures KW December 2014 contracts, expiring December 2014	1	(2,487)	(0.10)
	42	(24,658)	(0.98)
Total Open Futures Contracts*	72	$(46,734)	(1.86)

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 8/21/2014	$70,000	$69,994	2.78
0.08%, 9/18/2014	300,000	299,947	11.91
0.04%, 10/30/2014	200,000	199,972	7.94
0.05%, 11/13/2014	200,000	199,963	7.94
0.05%, 11/20/2014	500,000	499,911	19.85
0.04%, 12/11/2014	200,000	199,953	7.94
0.06%, 12/11/2014	300,000	299,929	11.91
0.07%, 12/18/2014	250,000	249,923	9.92
Total Cash Equivalents		$2,019,592	80.19

*	Collateral amounted to $235,672 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2014

United States Metals Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT July 2014 contracts, expiring July 2014	1	$(4,970)	(0.21)
LME Zinc Futures LX July 2014 contracts, expiring July 2014	6	21,538	0.92
LME Nickel Futures LN October 2014 contracts, expiring October 2014	3	59,622	2.55
LME Lead Futures LL November 2014 contracts, expiring November 2014	3	7,250	0.31
LME Aluminum Futures LA January 2015 contracts, expiring January 2015	8	2,862	0.12
LME Zinc Futures LX February 2015 contracts, expiring February 2015	5	3,025	0.13
	26	89,327	3.82
United States Contracts
COMEX Copper Futures HG September 2014 contracts, expiring September 2014	5	6,775	0.29
COMEX Silver Futures SI September 2014 contracts, expiring September 2014	3	30,880	1.32
NYMEX Palladium Futures PA September 2014 contracts, expiring September 2014	2	990	0.04
COMEX Gold Futures GC October 2014 contracts, expiring October 2014	3	(270)	(0.01)
NYMEX Platinum Futures PL October 2014 contracts, expiring October 2014	2	1,465	0.06
	15	39,840	1.70
Open Futures Contracts - Short*
Foreign Contracts
LME Tin Futures LT July 2014 contracts, expiring July 2014	1	(11)	(0.00)**
LME Zinc Futures LX July 2014 contracts, expiring July 2014	6	(3,258)	(0.14)
LME Lead Futures LL November 2014 contracts, expiring November 2014	3	(3,416)	(0.15)
LME Aluminum Futures LA January 2015 contracts, expiring January 2015	2	(1,547)	(0.07)
	12	(8,232)	(0.36)
Total Open Futures Contracts***	53	$120,935	5.16

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 8/21/2014	$100,000	$99,991	4.28
0.07%, 8/28/2014	200,000	199,977	8.56
0.04%, 10/30/2014	500,000	499,929	21.41
0.05%, 11/13/2014	300,000	299,944	12.85
0.05%, 11/20/2014	100,000	99,982	4.28
0.06%, 12/11/2014	300,000	299,919	12.85
0.07%, 12/18/2014	250,000	249,923	10.70
Total Cash Equivalents		$1,749,665	74.93

*	All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g. due to a redemption or to reflect a rebalancing of the SDMI).
**	Represents less than 0.005%.
***	Collateral amounted to $255,814 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2014 and 2013

United States Commodity Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$18,838,461	$(23,731,035)	$45,709,634	$(20,643,311)
Change in unrealized gain (loss) on open positions	761,683	(6,914,345)	(720,941)	(22,023,592)
Realized gain (loss) on foreign currency transactions	(8)	369	(4)	369
Change in unrealized gain (loss) on foreign currency translations	2	(436)	(1)	218
Interest income	73,991	70,020	144,645	151,816
Other income	7,700	2,450	10,850	7,350
Total income (loss)	19,681,829	(30,572,977)	45,144,183	(42,507,150)
Expenses
Management fees (Note 4)	1,303,334	1,183,699	2,563,353	2,381,833
Professional fees	117,682	181,322	246,022	258,715
Brokerage commissions	110,353	109,715	211,599	202,327
Other expenses	36,889	27,621	67,606	48,969
Total expenses	1,568,258	1,502,357	3,088,580	2,891,844
Expense waiver (Note 4)	-	-	-	-
Net expenses	1,568,258	1,502,357	3,088,580	2,891,844
Net income (loss)	$18,113,571	$(32,075,334)	$42,055,603	$(45,398,994)
Net income (loss) per share	$1.84	$(3.49)	$4.38	$(4.94)
Net income (loss) per weighted average share	$1.76	$(3.54)	$4.27	$(5.10)
Weighted average shares outstanding	10,276,374	9,060,989	9,850,276	8,904,144

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2014 and 2013

United States Copper Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(9,675)	$(257,575)	$(4,012)	$(225,525)
Change in unrealized gain (loss) on open positions	262,712	(13,087)	36,812	(214,825)
Interest income	414	325	720	776
Other income	350	-	700	-

Total income (loss)	253,801	(270,337)	34,220	(439,574)

Expenses
Management fees (Note 4)	6,187	3,647	9,879	7,685
Professional fees	15,288	24,934	30,408	49,758
Brokerage commissions	473	354	841	400
Other expenses	202	123	338	235

Total expenses	22,150	29,058	41,466	58,078

Expense waiver (Note 4)	(13,891)	(24,095)	(28,159)	(47,990)

Net expenses	8,259	4,963	13,307	10,088

Net income (loss)	$245,542	$(275,300)	$20,913	$(449,662)
Net income (loss) per share	$1.23	$(2.76)	$(1.26)	$(4.50)
Net income (loss) per weighted average share	$1.34	$(2.75)	$0.14	$(4.50)
Weighted average shares outstanding	182,967	100,000	145,304	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2014 and 2013

United States Agriculture Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$93,360	$(105,568)	$253,494	$(266,054)
Change in unrealized gain (loss) on open positions	(192,224)	41,566	(2,201)	53,410
Realized loss on foreign currency transactions	(5)	(227)	(127)	(226)
Change in unrealized gain (loss) on foreign currency translations	8	81	8	(116)
Interest income	316	352	624	819

Total income (loss)	(98,545)	(63,796)	251,798	(212,167)

Expenses
Management fees (Note 4)	4,572	4,768	9,353	9,672
Professional fees	5,460	31,122	10,860	61,902
Brokerage commissions	301	443	702	1,014
Other expenses	159	128	300	210

Total expenses	10,492	36,461	21,215	72,798

Expense waiver (Note 4)	(4,502)	(30,231)	(9,013)	(60,094)

Net expenses	5,990	6,230	12,202	12,704

Net income (loss)	$(104,535)	$(70,026)	$239,596	$(224,871)
Net income (loss) per share	$(1.04)	$(0.70)	$2.40	$(2.25)
Net income (loss) per weighted average share	$(1.05)	$(0.70)	$2.40	$(2.25)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2014 and 2013

United States Metals Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$11,403	$(201,591)	$(20,170)	$(221,153)
Change in unrealized gain (loss) on open positions	144,711	(200,072)	167,228	(304,932)
Realized gain on foreign currency transactions	—	3	—	3
Realized gain on short-term investments	—	1	—	1
Change in unrealized gain (loss) on foreign currency translations	—	(4)	—	2
Interest income	252	323	508	769

Total income (loss)	156,366	(401,340)	147,566	(525,310)

Expenses
Management fees (Note 4)	3,743	4,023	7,556	8,586
Professional fees	5,460	31,122	10,860	61,902
Brokerage commissions	192	131	386	377
Other expenses	154	128	290	215

Total expenses	9,549	35,404	19,092	71,080

Expense waiver (Note 4)	(4,638)	(30,264)	(9,221)	(60,068)

Net expenses	4,911	5,140	9,871	11,012

Net income (loss)	$151,455	$(406,480)	$137,695	$(536,322)
Net income (loss) per share	$1.52	$(4.06)	$1.38	$(5.36)
Net income (loss) per weighted average share	$1.51	$(4.06)	$1.38	$(5.36)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2014 and 2013

United States Commodity Index Fund Trust

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$18,933,549	$(24,295,769)	$45,938,946	$(21,356,043)
Change in unrealized gain (loss) on open positions	976,882	(7,085,938)	(519,102)	(22,489,939)
Realized gain (loss) on foreign currency transactions	(13)	145	(131)	146
Realized gain on short-term investments	—	1	—	1
Change in unrealized gain (loss) on foreign currency translations	10	(359)	7	104
Interest income	74,973	71,020	146,497	154,180
Other income	8,050	2,450	11,550	7,350

Total income (loss)	19,993,451	(31,308,450)	45,577,767	(43,684,201)

Expenses
Management fees (Note 4)	1,317,836	1,196,137	2,590,141	2,407,776
Professional fees	143,890	268,500	298,150	432,277
Brokerage commissions	111,319	110,643	213,528	204,118
Other expenses	37,404	28,000	68,534	49,629

Total expenses	1,610,449	1,603,280	3,170,353	3,093,800

Expense waiver (Note 4)	(23,031)	(84,590)	(46,393)	(168,152)

Net expenses	1,587,418	1,518,690	3,123,960	2,925,648

Net income (loss)	$18,406,033	$(32,827,140)	$42,453,807	$(46,609,849)

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2014

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$-	$512,945,022	$512,945,022
Additions	-	130,841,367	130,841,367
Redemptions	-	(30,040,946)	(30,040,946)
Net income	-	42,055,603	42,055,603

Balances, at June 30, 2014	$-	$655,801,046	$655,801,046

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2014

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	-	9,150,000	9,150,000
Additions	-	2,200,000	2,200,000
Redemptions	-	(500,000)	(500,000)

Shares Outstanding, at June 30, 2014	-	10,850,000	10,850,000

Net Asset Value Per Share:
At December 31, 2013			$56.06
At June 30, 2014			$60.44

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2014

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$-	$2,292,199	$2,292,199
Additions	-	2,019,671	2,019,671
Redemptions	-	-	-
Net income	-	20,913	20,913

Balances, at June 30, 2014	$-	$4,332,783	$4,332,783

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2014

United States Copper Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	-	100,000	100,000
Additions	-	100,000	100,000
Redemptions	-	-	-

Shares Outstanding, at June 30, 2014	-	200,000	200,000

Net Asset Value Per Share:
At December 31, 2013			$22.92
At June 30, 2014			$21.66

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the six months ended June 30, 2014

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$-	$2,278,939	$2,278,939
Additions	-	-	-
Redemptions	-	-	-
Net income	-	239,596	239,596

Balances, at June 30, 2014	$-	$2,518,535	$2,518,535

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2014

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	-	100,000	100,000
Additions	-	-	-
Redemptions	-	-	-

Shares Outstanding, at June 30, 2014	-	100,000	100,000

Net Asset Value Per Share:
At December 31, 2013			$22.79
At June 30, 2014			$25.19

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the six months ended June 30, 2014

United States Metals Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$—	$2,197,222	$2,197,222
Additions	—	—	—
Redemptions	—	—	—
Net income	—	137,695	137,695

Balances, at June 30, 2014	$—	$2,334,917	$2,334,917

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2014

United States Metals Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	—	100,000	100,000
Additions	—	—	—
Redemptions	—	—	—

Shares Outstanding, at June 30, 2014	—	100,000	100,000

Net Asset Value Per Share:
At December 31, 2013			$21.97
At June 30, 2014			$23.35

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2014

United States Commodity Index Fund Trust

	Sponsor		Shareholders	Total

Balances, at December 31, 2013	$		$519,713,382	$519,713,382
Additions		—	132,861,038	132,861,038
Redemptions		—	(30,040,946)	(30,040,946)
Net income		—	42,453,807	42,453,807

Balances, at June 30, 2014		$—	$664,987,281	$664,987,281

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2014

United States Commodity Index Fund Trust

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	—	9,450,000	9,450,000
Additions	—	2,300,000	2,300,000
Redemptions	—	(500,000)	(500,000)

Shares Outstanding, at June 30, 2014	—	11,250,000	11,250,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2014 and 2013

United States Commodity Index Fund

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net income (loss)	$42,055,603	$(45,398,994)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(23,505,179)	(13,345,660)
Unrealized loss on open futures contracts	720,941	22,023,592
Increase in interest receivable	—	(787)
Increase in other assets	(25,673)	(25,509)
Increase in management fees payable	12,885	2,008
Decrease in professional fees payable	(174,370)	(164,571)
Increase in directors' fees payable	6,118	—
Increase (decrease) in other liabilities	(152)	3,621
Net cash provided by (used in) operating activities	19,090,173	(36,906,300)

Cash Flows from Financing Activities:
Addition of shares	127,209,127	68,943,619
Redemption of shares	(30,040,946)	(11,084,301)
Net cash provided by financing activities	97,168,181	57,859,318

Net Increase in Cash and Cash Equivalents	116,258,354	20,953,018

Cash and Cash Equivalents, beginning of period	474,123,523	430,800,077
Cash and Cash Equivalents, end of period	$590,381,877	$451,753,095

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2014 and 2013

United States Copper Index Fund

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net income (loss)	$20,913	$(449,662)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(229,179)	(96,203)
Unrealized (gain) loss on open futures contracts	(36,812)	214,825
Decrease in receivable from Sponsor	53,630	48,374
Increase in interest receivable	—	(7)
Increase in other assets	(113)	(115)
Increase (decrease) in management fees payable	1,007	(220)
Decrease in professional fees payable	(54,820)	(50,435)
Increase in directors' fees payable	74	—
Increase in other liabilities	—	7
Net cash used in operating activities	(245,300)	(333,436)

Cash Flows from Financing Activities:
Addition of shares	2,019,671	—
Redemption of shares	—	—
Net cash provided by financing activities	2,019,671	—

Net Increase (Decrease) in Cash and Cash Equivalents	1,774,371	(333,436)

Cash and Cash Equivalents, beginning of period	2,040,735	2,109,061
Cash and Cash Equivalents, end of period	$3,815,106	$1,775,625

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2014 and 2013

United States Agriculture Index Fund

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net income (loss)	$239,596	$(224,871)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(5,591)	229,196
Unrealized (gain) loss on open futures contracts	2,201	(53,410)
Decrease in receivable from Sponsor	72,759	16,757
Increase in interest receivable	—	(14)
Increase in other assets	(117)	(142)
Decrease in management fees payable	(195)	(194)
Decrease in professional fees payable	(74,490)	(18,128)
Increase in directors' fees payable	24	8
Net cash provided by (used in) operating activities	234,187	(50,798)

Cash Flows from Financing Activities:
Addition of shares	—	—
Redemption of shares	—	—
Net cash provided by (used in) financing activities	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	234,187	(50,798)

Cash and Cash Equivalents, beginning of period	2,098,545	2,000,438
Cash and Cash Equivalents, end of period	$2,332,732	$1,949,640

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2014 and 2013

United States Metals Index Fund

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net income (loss)	$137,695	$(536,322)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	73,784	(90,111)
Unrealized (gain) loss on open futures contracts	(167,228)	304,932
Decrease (increase) in receivable from Sponsor	72,945	(752)
Increase in interest receivable	—	(4)
Increase in other assets	(125)	(149)
Decrease in management fees payable	(86)	(297)
Increase (decrease) in professional fees payable	(74,772)	297
Increase in directors' fees payable	1	6
Net cash provided by (used in) operating activities	42,214	(322,400)

Cash Flows from Financing Activities:
Addition of shares	—	—
Redemption of shares	—	—
Net cash provided by (used in) financing activities	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	42,214	(322,400)

Cash and Cash Equivalents, beginning of period	1,918,706	2,136,984
Cash and Cash Equivalents, end of period	$1,960,920	$1,814,584

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2014 and 2013

United States Commodity Index Funds Trust

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net income (loss)	$42,453,807	$(46,609,849)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(23,666,165)	(13,302,778)
Unrealized loss on open futures contracts	519,102	22,489,939
Decrease in receivable from Sponsor	199,334	64,379
Increase in interest receivable	—	(812)
Increase in other assets	(26,028)	(25,915)
Increase in management fees payable	13,611	1,297
Decrease in professional fees payable	(378,452)	(232,837)
Increase in directors' fees payable	6,217	14
Increase (decrease) in other liabilities	(152)	3,628
Net cash provided by (used in) operating activities	19,121,274	(37,612,934)

Cash Flows from Financing Activities:
Addition of shares	129,228,798	68,943,619
Redemption of shares	(30,040,946)	(11,084,301)
Net cash provided by financing activities	99,187,852	57,859,318

Net Increase in Cash and Cash Equivalents	118,309,126	20,246,384

Cash and Cash Equivalents, beginning of period	480,181,509	437,046,560
Cash and Cash Equivalents, end of period	$598,490,635	$457,292,944

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended June 30, 2014 (Unaudited)

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

Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares. From May 1, 2012 through June 30, 2014 (and continuing at least through May 1, 2015), Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, this fee was $1,000. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of each Trust Series but rather at market prices quoted on such exchange.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2010 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2014 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of June 30, 2014, USCF held 5 shares of USCI, 40 shares of CPER, 5 shares of USAG and 5 shares of USMI.

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

As of June 30, 2014, USCI held 2,503 Futures Contracts on the NYMEX, 3,479 Futures Contracts on the ICE Futures, 4,003 Futures Contracts on the CBOT, 2,462 Futures Contracts on the CME, and 4,344 Futures Contracts on the LME, totaling 16,791 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of June 30, 2014, CPER held 54 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of June 30, 2014, USAG held 30 Futures Contracts on the ICE Futures, 7 Futures Contracts on the CME, 1 Futures Contract on the KCBT and 34 Futures Contracts on the CBOT, totaling 72 futures contracts.

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

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the SDMI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” As of June 30, 2014, USMI held 4 Futures Contracts on the NYMEX, 38 Futures Contracts on the LME and 11 Futures Contracts on the COMEX, totaling 53 futures contracts.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the six months ended June 30, 2014 and 2013, none of the Trust Series incurred any registration fees or other offering expenses.

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

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least December 31, 2014. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2014, USCF waived $28,159 in expenses for CPER, $9,013 for USAG and $9,221 for USMI. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5.

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

The Trust on behalf of each Trust Series entered into a brokerage agreement, dated March 1, 2010 for USCI and November 18, 2011 for each of CPER, USAG and USMI, as amended from time to time, with Newedge USA, LLC (“Newedge”). On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). WFS and Newedge are collectively referred to as the “Futures Commissions Merchant” or “FCM”. The agreements require the FCM to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for each Trust Series’ account. In accordance with the agreement, the FCM charges each Trust Series commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Total commissions accrued to brokers	$211,599	$202,327
Commissions accrued as a result of rebalancing	$201,058	$197,063
Percentage of commissions accrued as a result of rebalancing	95.02%	97.40%
Commissions accrued as a result of creation and redemption activity	$10,541	$5,264
Percentage of commissions accrued as a result of creation and redemption activity	4.98%	2.60%

The increase in USCI’s total commissions accrued to brokers for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily a result of increased brokerage fees due to a higher number of contracts held and traded. As an annualized percentage of average total net assets, USCI’s figure for the six months ended June 30, 2014, represents approximately 0.07% of USCI’s average total net assets. By comparison, USCI’s figure for the six months ended June 30, 2013, represented approximately 0.08% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in the future quarters.

CPER

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Total commissions accrued to brokers	$841	$400
Commissions accrued as a result of rebalancing	$647	$400
Percentage of commissions accrued as a result of rebalancing	76.90%	100%
Commissions accrued as a result of creation and redemption activity	$194	$0
Percentage of commissions accrued as a result of creation and redemption activity	23.10%	0%

The increase in CPER’s total commissions accrued to brokers for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily a result of increased brokerage fees due to a higher number of contracts held and traded. As an annualized percentage of average total net assets, CPER’s figure for the six months ended June 30, 2014, represents approximately 0.06% of CPER’s average total net assets. By comparison, CPER’s figure for the six months ended June 30, 2013, represented approximately 0.03% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USAG

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Total commissions accrued to brokers	$702	$1,014
Commissions accrued as a result of rebalancing	$702	$1,014
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$0
Percentage of commissions accrued as a result of creation and redemption activity	0%	0%

The decrease in USAG’s total commissions accrued to brokers for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily a result of decreased brokerage fees due to a lower number of futures contracts held and traded during the six months ended June 30, 2014. As an annualized percentage of average daily total net assets, USAG’s figure for the six months ended June 30, 2014, represents approximately 0.06% of USAG’s average daily total net assets. By comparison, USAG’s figure for the six months ended June 30, 2013, represented approximately 0.08% of USAG’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USMI

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Total commissions accrued to brokers	$386	$377
Commissions accrued as a result of rebalancing	$386	$377
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$0
Percentage of commissions accrued as a result of creation and redemption activity	0%	0%

The increase in USMI’s total commissions accrued to brokers for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily a result of increased brokerage fees due to a higher number of futures contracts held and traded. As an annualized percentage of average daily total net assets, USMI’s figure for the six months ended June 30, 2014, represents approximately 0.03% of USMI’s average daily total net assets. By comparison, USMI’s figure for the six months ended June 30, 2013, represented approximately 0.03% of USMI’s average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each Trust Series has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts.

All of the Futures Contracts held by each Trust Series were exchange-traded through June 30, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2014 and December 31, 2013, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2014 and December 31, 2013, USCI held cash deposits and investments in Treasuries in the amounts of $634,203,609 and $494,440,076, respectively, with the custodian and futures commission merchant. As of June 30, 2014 and December 31, 2013, CPER held cash deposits and investments in Treasuries in the amounts of $4,170,245 and $2,166,695, respectively, with the custodian and futures commission merchant. As of June 30, 2014 and December 31, 2013, USAG held cash deposits and investments in Treasuries in the amounts of $2,568,404 and $2,328,626, respectively, with the custodian and futures commission merchant. As of June 30, 2014 and December 31, 2013, USMI held cash deposits and investments in Treasuries in the amounts of $2,216,734 and $2,248,304, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or futures commission merchant cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the six months ended June 30, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the six months ended June 30, 2014 (Unaudited)	For the six months ended June 30, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$56.06	$58.45
Total income (loss)	4.69	(4.62)
Total expenses	(0.31)	(0.32)
Net increase (decrease) in net asset value	4.38	(4.94)
Net asset value, end of period	$60.44	$53.51

Total Return	7.81%	(8.45)%

Ratios to Average Net Assets
Total income (loss)	7.81%	(8.41)%
Expenses excluding management fees*	0.18%	0.20%
Management fees*	0.89%**	0.95%**
Net income (loss)	7.28%	(8.98)%

*	Annualized.
**	Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee paid by USCI to 0.80% per annum of average daily total net assets.

CPER

	For the six months ended June 30, 2014 (Unaudited)	For the six months ended June 30, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.92	$25.43
Total loss	(1.17)	(4.40)
Net expenses	(0.09)	(0.10)
Net decrease in net asset value	(1.26)	(4.50)
Net asset value, end of period	$21.66	$20.93

Total Return	(5.50)%	(17.70)%

Ratios to Average Net Assets
Total income (loss)	1.12%	(18.44)%
Management fees*	0.65%**	0.65%**
Total expenses excluding management fees*	2.08%	4.26%
Expenses waived*	(1.85)%	(4.06)%
Net expenses excluding management fees*	0.23%	0.20%
Net income (loss)	0.68%	(18.86)%

*	Annualized.
**	Effective as of May 29, 2012 (and continuing through April 30, 2014), USCF voluntarily agreed to waive the management fee paid by CPER from 0.95% to 0.65% per annum of average daily total net assets. Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee paid by CPER to 0.65% per annum of average daily total net assets.

USAG

	For the six months ended June 30, 2014 (Unaudited)	For the six months ended June 30, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.79	$25.56
Total income (loss)	2.52	(2.12)
Net expenses	(0.12)	(0.13)
Net increase (decrease) in net asset value	2.40	(2.25)
Net asset value, end of period	$25.19	$23.31

Total Return	10.53%	(8.80)%

Ratios to Average Net Assets
Total income (loss)	9.98%	(8.70)%
Management fees*	0.75%**	0.80%**
Total expenses excluding management fees*	0.95%	5.22%
Expenses waived*	(0.72)%	(4.97)%
Net expenses excluding management fees*	0.23%	0.25%
Net income (loss)	9.50%	(9.22)%

*	Annualized.

**	Effective as of May 29, 2012 (and continuing through April 30, 2014), USCF voluntarily agreed to waive the management fee paid by USAG from 0.95% to 0.80% per annum of average daily total net assets. Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee paid by USAG to 0.65% per annum of average daily total net assets.

USMI

	For the six months ended June 30, 2014 (Unaudited)	For the six months ended June 30, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$21.97	$26.47
Total income (loss)	1.48	(5.25)
Net expenses	(0.10)	(0.11)
Net increase (decrease) in net asset value	1.38	(5.36)
Net asset value, end of period	$23.35	$21.11

Total Return	6.28%	(20.25)%

Ratios to Average Net Assets
Total income (loss)	6.61%	(21.24)%
Management fees*	0.68%**	0.70%**
Total expenses excluding management fees*	1.04%	5.10%
Expenses waived*	(0.83)%	(4.90)%
Net expenses excluding management fees*	0.21%	0.20%
Net income (loss)	6.17%	(21.68)%

*	Annualized.

**	Effective as of May 30, 2012 (and continuing through April 30, 2014), USCF voluntarily agreed to waive the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee became operational as of June 19, 2012. Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee paid by USMI to 0.65% per annum of average daily total net assets.

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

The following table summarizes the valuation of USCI’s securities at June 30, 2014 using the fair value hierarchy:

At June 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$399,928,317	$399,928,317	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	534,906	534,906	—	—
United States Contracts	9,533,900	9,533,900	—	—

During the six months ended June 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$325,142,075	$325,142,075	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	6,218,462	6,218,462	—	—
United States Contracts	4,571,285	4,571,285	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at June 30, 2014 using the fair value hierarchy:

At June 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$2,729,484	$2,729,484	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	166,975	166,975	—	—

During the six months ended June 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,599,705	$1,599,705	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	130,163	130,163	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at June 30, 2014 using the fair value hierarchy:

At June 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$2,019,592	$2,019,592	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(22,076)	(22,076)	—	—
United States Contracts	(24,658)	(24,658)	—	—

During the six months ended June 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,499,678	$1,499,678	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,216	2,216	—	—
United States Contracts	(46,749)	(46,749)	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at June 30, 2014 using the fair value hierarchy:

At June 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,749,665	$1,749,665	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	81,095	81,095	—	—
United States Contracts	39,840	39,840	—	—

During the six months ended June 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,199,914	$1,199,914	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(12,610)	(12,610)	—	—
United States Contracts	(33,683)	(33,683)	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$10,068,806	$10,789,747

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$166,975	$130,163

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2014	Fair Value At December 31, 2013
Futures – Commodity Contracts	Assets	$(46,734)	$(44,533)

Fair Value of Derivative Instruments Held by USMI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2014	Fair Value At December 31, 2013
Futures – Commodity Contracts	Assets	$120,935	$(46,293)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$45,709,634		$(20,643,311)

	Change in unrealized loss on open positions		$(720,941)		$(22,023,592)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(4,012)		$(225,525)

	Change in unrealized gain (loss) on open positions		$36,812		$(214,825)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$253,494		$(266,054)

	Change in unrealized gain (loss) on open positions		$(2,201)		$53,410

The Effect of Derivative Instruments on the Condensed Statements of Operations of USMI

		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(20,170)		$(221,153)

	Change in unrealized gain (loss) on open positions		$167,228		$(304,932)

NOTE 9 – SUBSEQUENT EVENTS

The Trust and each Trust Series have performed an evaluation of subsequent events through the date the condensed financial statements were issued. The subsequent events, which necessitated disclosures and/or adjustments to the financial statements, were as follows:

On July 7, 2014, USCF on behalf of the Trust and each Trust Series, entered into a Futures and Cleared Swaps Agreement with WFS to serve as each Trust Series’ FCM. This agreement requires WFS to provide services to each Trust Series, as of July 7, 2014, in connection with the purchase and sale of Futures Contracts and Other Commodity-Related Investments that may be purchased or sold by or through WFS for each Trust Series’ account. Each Trust Series pays WFS commissions for executing and clearing trades on behalf of such Trust Series.

WFS is an indirect wholly owned subsidiary of Wells Fargo & Co. and has a principal place of business at 550 Tryon Street, 6th Floor, D1086-060, Charlotte, North Carolina 28202. From each Trust Series’ commencement of trading to July 3, 2014, Newedge USA, LLC (“Newedge USA”) was a futures clearing broker for each Trust Series. Effective July 7, 2014, WFS became the futures clearing broker for each Trust Series. Both WFS and Newedge USA are registered in the U.S. with the Financial Industry Regulatory Authority as a broker-dealer and with the CFTC as a FCM. WFS and Newedge USA are members of various U.S. futures and securities exchanges.

WFS is a large broker-dealer subject to many different complex legal and regulatory requirements. As a result, certain of WFS’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with WFS with respect to issues raised in various investigations. WFS complies fully with its regulators in all investigations being conducted and in all settlements it reaches. In addition, WFS is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. WFS complies fully with all settlements it reaches and all orders, awards and judgments made against it.

Although WFS in its capacity as broker-dealer and/or FCM, has been subject to regulatory disciplinary matters involves fines or other sanctions, as of the date hereof, neither WFS nor any of its principals has been the subject of any material administrative, civil or criminal action, including any action that has been pending, on appeal, or concluded within the last five years, except as follows:

AUCTION RATE SECURITIES (LEGACY WACHOVIA). Beginning in August 2008, Wachovia Securities, LLC, n/k/a Wells Fargo Advisors, LLC (“Wachovia Securities”) and Wachovia Capital Markets, LLC, n/k/a Wells Fargo Securities, LLC (collectively with Wachovia Securities, the “Wachovia Securities Affiliates”) entered into settlements agreements with state regulatory agencies, including the Secretary of State for the State of Missouri (as the lead state in the North American Securities Administrators Association task force investigating the marketing and sale of auction rate securities), relating to investigations of sales practice and other issues related to the sales of auction rate securities (“ARS”). Wachovia Securities also announced a settlement in principle with the Securities and Exchange Commission (“SEC”) of its similar investigation. Without admitting or denying liability, the agreements required that the Wachovia Securities Affiliates purchase certain ARS sold to customers in accounts at the Wachovia Securities Affiliates, reimburse investors who sold ARS purchased at the Wachovia Securities Affiliates, reimburse investors who sold ARS purchased as the Wachovia Securities Affiliates for less than par, provide liquidity loans to customers at no net interest until the ARS are repurchased, offer to participate in special arbitration procedures with customers who claim consequential damages from the lack of liquidity in ARS and refund refinancing fees to certain municipal issuers who issued ARS and later refinanced those securities through the Wachovia Securities Affiliates. Without admitting or denying liability, the Wachovia Securities Affiliates also agreed to pay a total fine of $50 million to the state regulatory agencies and agreed to the entry of consent orders and Wachovia Securities agreed to entry of injunction by the SEC.

AUCTION RATE SECURITIES (LEGACY WELLS FARGO). Beginning in November 2009, three broker-dealer subsidiaries (the “Broker-Dealer Subsidiaries”) of Wells Fargo & Co., Wells Fargo Investments, LLC, Wells Fargo Securities, LLC (as successor by merger to Wells Fargo Brokerage Services, LLC), and Wells Fargo Institutional Securities, LLC entered into settlement agreements with state securities regulators regarding the Broker-Dealer Subsidiaries’ participation in the ARS market. Under the agreements, the Broker-Dealer Subsidiaries agreed to purchase ARS from eligible investors that bought ARS through the Broker-Dealer Subsidiaries prior to February 13, 2008 and to cease and desist from certain activities. Without admitting or denying liability, Wells Fargo Investments, LLC, agreed to pay $1.9 million in fines and penalties and the Broker-Dealer Subsidiaries agreed to reimburse investigative expenses.

ASSET-BACKED COMMERCIAL PAPER INVESTIGATION. On August 14, 2012, the SEC entered a settled administrative order against Wells Fargo Brokerage Services LLC (n/k/a Wells Fargo Securities, LLC) and a former sales representative concerning alleged sales practice and suitability issues related to certain 2007 sales of three asset-backed commercial paper products to institutional and municipal purchasers. Without admitting or denying the allegations, the firm agreed to a censure, a cease-and-desist order, disgorgement of $65,000 plus prejudgment interest, and a civil penalty of $6.5 million.

ABS CDO INVESTIGATION. In April of 2011, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC) entered into a settlement with the SEC in which the firm paid $11.2 million in disgorgement and penalties and agreed to cease and desist from violating Sections 17(a)(2) and (3) of the Securities Act, in order to resolve issues arising from an investigation into Wachovia Capital Markets, LLC’s ABS CDO underwriting, marketing and pricing practices.

WFS will only act as a clearing broker for each Trust Series and as such will be paid commissions for executing and clearing trades on behalf of each Trust Series. Prior to July 7, 2014, Newedge USA acted only as clearing broker for each Trust Series and as such was paid commissions for executing and clearing trades on behalf of each Trust Series. Neither WFS nor Newedge USA will act in any supervisory capacity with respect to USCF or participate in the management of USCF or a Trust Series. Neither WFS nor Newedge has passed upon the adequacy or accuracy of this quarterly report on Form 10-Q.

Neither WFS nor Newedge USA is affiliated with USCF or the Trust Series. Therefore, neither USCF nor the Trust Series believe that there are any conflicts of interest with WFS and Newedge USA or their trading principals arising from their acting as the Trust Series’ FCM.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of June 30, 2014, USCI held 2,503 Futures Contracts on the NYMEX, 3,479 Futures Contracts on ICE Futures, 4,003 Futures Contracts on CBOT, 2,462 Futures Contracts on CME and 4,344 Futures Contracts on LME. CPER held 54 Futures Contracts on COMEX. USAG held 30 Futures Contracts on ICE Futures, 7 Futures Contracts on CME, 1 Futures Contract on KCBT and 34 Futures Contracts on CBOT and USMI held 4 Futures Contracts on NYMEX, 38 Futures Contracts on LME and 11 Futures Contracts on COMEX. For the six months ended June 30, 2014, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the six months ended June 30, 2014, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, the National Futures Association (the “NFA”), the futures exchanges, clearing organizations and other regulatory bodies.

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

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that a Trust Series is authorized to engage in that may ultimately impact the ability of a Trust Series to meet its investment objective. The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options.

Current rules and regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “SEFs” and cleared through regulated clearing organizations or “derivative clearing organizations” (“DCOs”), if the CFTC mandates the central clearing of a particular contract. Currently, “swap dealers,” “major swap participants,” certain active funds, commodity pools, certain credit default swaps and interest rate swaps, private funds and entities predominantly engaged in financial activities are required to centrally clear. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

Current rules and regulations also require that certain swaps determined to be available to trade on a SEF must be executed over such a facility, including the obligation for facilities offering multiple person execution services. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default index swaps must register as a SEF and be executed on a SEF. On November 14, 2013, the CFTC’s Division of Clearing and Risk, Division of Market Oversight and Division of Swap Dealer and Intermediary Oversight published guidance with respect to the application of certain CFTC rules on SEFs. That guidance clarified that SEFs could not restrict access to participants who are permitted to trade swaps and that SEFs may not require participants to have breakage agreements in place with other counterparties.

Swaps between certain affiliated entities within a corporate group are exempt from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

Current rules and regulations require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

Commodity Markets

Commodity Futures Price Movements

Six Months Ended June 30, 2014

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited an upward trend during the six months ended June 30, 2014. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	8.34%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	5.71%
Dow Jones-UBS Commodity Index Total ReturnSM(2)	7.08%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	4.64%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2013 was 1,678.73. As of June 30, 2014, the value of the SDCI was 1,818.67, up approximately 8.34% over the six months ended June 30, 2014.

The return of approximately 8.34% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $56.06 and ended the period at $60.44 on June 30, 2014, an increase of approximately 7.81% over the period. USCI’s per share NAV reached its high for the period on June 26, 2014 at $61.13 and reached its low for the period on January 9, 2014 at $54.77. See “Tracking the SDCI” below for information about how expenses and income affect USCI’s per share NAV.

Copper Markets

Copper Futures Price Movements

Six Months Ended June 30, 2014

As measured by the two major copper indexes, copper futures prices exhibited daily swings with a downward trend during the six months ended June 30, 2014. The table below compares the total returns of the SCITR to the Dow Jones-UBS Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	(5.03)%
Dow Jones-UBS Copper Subindex Total Return(2)	(5.11)%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCITR as of December 31, 2013 was 1,114.30. As of June 30, 2014, the value of the SCITR was 1,058.21 down approximately 5.03% over the six months ended June 30, 2014.

The return of approximately (5.03)% on the SCITR listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $22.92 and ended the period at $21.66 on June 30, 2014, a decrease of approximately 5.50% over the period. CPER’s per share NAV reached its high for the period on January 2, 2014 at $27.02 and reached its low for the period on March 13, 2014 at $19.75. See “Tracking the SCITR” for information about how expenses and income affect CPER’s per share NAV.

Agriculture Markets

Agriculture Futures Price Movements

Six Months Ended June 30, 2014

As measured by the four major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with an upward trend during the six months ended June 30, 2014. The table below compares the total returns of the SDAI to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	11.74%
S&P GSCI® Agriculture Index Total Return(2)	1.66%
Dow Jones-UBS Agriculture Total Return Sub-indexSM(2)	4.89%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	0.13%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDAI as of December 31, 2013 was 324.11. As of June 30, 2014, the value of the SDAI was 362.15, up approximately 11.74% over the six months ended June 30, 2014.

The return of approximately 11.74% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $22.79 and ended the period at $25.19 on June 30, 2014, an increase of approximately 10.53% over the period. USAG’s per share NAV reached its high for the period on April 29, 2014 at $27.02 and reached its low for the period on January 9, 2014 at $22.56. See “Tracking the SDAI” below for information about how expenses and income affect USAG’s per share NAV.

Metals Markets

Metals Futures Price Movements

Six Months Ended June 30, 2014

As measured by the four major metals indexes listed below, metals futures prices exhibited moderate daily swings along with a downward trend during the six months ended June 30, 2014. The table below compares the total returns of the SDMI to the three major metals indexes over this time period.

SummerHaven Metals Index Total ReturnSM(1)	6.90%
Rogers International Commodity Index®-Metals Total Return(2)	4.31%
Dow Jones-UBS Industrial Metals Total Return Sub-indexSM(2)	3.56%
Deutsche Bank Liquid Commodity Index-Optimum Yield Industrials Metals Total ReturnTM(2)	1.44%

(1)	The inception date for the SummerHaven Metals Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDMI as December 31, 2013 was 727.17. As of June 30, 2014, the value of the SDMI was 777.32, up approximately 6.90% over the six months ended June 30, 2014.

The return of approximately 6.90% on the SDMI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USMI’s per share NAV began the year at $21.97 and ended the period at $23.35 on June 30, 2014, an increase of approximately 6.28% over the period. USMI’s per share NAV reached its high for the period on June 30, 2014 at $23.35 and reached its low for the period on February 4, 2014 at $21.42. See “Tracking the SDMI” below for information about how expenses and income affect USMI’s per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of June 30, 2014, USCI had issued 15,850,000 shares, 10,850,000 of which were outstanding. As of June 30, 2014, there were 34,150,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of June 30, 2014, CPER had issued 250,000 shares, 200,000 of which were outstanding. As of June 30, 2014, there were 29,750,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of June 30, 2014, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of June 30, 2014, there were 19,800,000 shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USMI has not registered any subsequent offerings of its shares. As of June 30, 2014, USMI had issued 200,000 shares, 100,000 of which were outstanding. As of June 30, 2014, there were 19,800,000 shares registered but not yet issued. More shares may have been issued by USMI than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2014, USCI had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities USA LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Newedge USA LLC and Virtu Financial BD LLC.

As of June 30, 2014, CPER, USAG and USMI had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Newedge USA LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Portfolio Expenses. The Trust Series’ expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that each Trust Series pays to USCF is calculated as a percentage of the total net assets of each Trust Series. The fee is accrued daily and paid monthly.

USCI

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Per share net asset value, end of period	$60.44	$53.51
Average daily total net assets	$577,850,941	$505,594,024
Cash deposits and investments in Treasuries	$634,203,609	$525,418,382
Interest income earned on Treasuries, cash and/or cash equivalents	$144,645	$151,816
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	93.09%	85.98%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	6.91%	14.02%
Annualized yield based on average daily total net assets	0.05%	0.06%
Total unrealized gain (loss) on Futures Contracts	$10,068,806	$(27,244,492)
Management fee	$2,563,353	$2,381,833
Total fees and other expenses excluding management fees	$525,227	$510,011
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$211,599	$202,327
Total commissions as annualized percentage of average total net assets	0.07%	0.08%
Commissions accrued as a result of rebalancing	$201,058	$197,063
Percentage of commissions accrued as a result of rebalancing	95.02%	97.40%
Commissions accrued as a result of creation and redemption activity	$10,541	$5,264
Percentage of commissions accrued as a result of creation and redemption activity	4.98%	2.60%

The increase in the per share NAV for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to the increase in the values of the Futures Contracts held by USCI. The increase in cash assets in overnight deposits and investments in Treasuries for the six months ended June 30, 2014, compared to the six months ended June 30 2013, was the result of USCI’s greater size as measured by total net assets.

Average interest rates earned on short-term investments held by USCI, including cash equivalents and Treasuries, were similar during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. As a result, the amount of income earned by USCI as a percentage of average total net assets was similar during the six months ended June 30, 2014.

The increase in total fees and expenses excluding management fees for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was due to an increase in certain of USCI’s operating expenses. The increase in the total commissions accrued to brokers by USCI for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to an increase in the number of contracts held and traded.

CPER

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Per share net asset value, end of period	$21.66	$20.93
Average daily total net assets	$3,064,814	$2,384,267
Cash deposits and investments in Treasuries	$4,170,245	$2,304,357
Interest income earned on Treasuries, cash and/or cash equivalents	$720	$776
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	91.48%	77.06%
Percentage of cash assets held as investments in Treasuries and margin deposits for the Futures Contracts	8.52%	22.94%
Annualized yield based on average daily total net assets	0.05%	0.06%
Total unrealized gain (loss) on Futures Contracts	$166,975	$(208,250)
Management fee	$9,879	$7,685
Total fees and other expenses excluding management fees	$31,587	$50,393
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$28,159	$47,990
Expenses before allowance for the expense waiver	$41,466	$58,078
Expenses after allowance for the expense waiver	$13,307	$10,088
Total commissions accrued to brokers	$841	$400
Total commissions as annualized percentage of average total net assets	0.05%	0.03%
Commissions accrued as a result of rebalancing	$647	$400
Percentage of commissions accrued as a result of rebalancing	76.90%	100%
Commissions accrued as a result of creation and redemption activity	$194	$—
Percentage of commissions accrued as a result of creation and redemption activity	23.10%	0%

The increase in the per share NAV for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to the increase in the values of the Futures Contracts that CPER held. The increase in cash assets in overnight deposits and investments in Treasuries for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was the result of CPER’s larger size as of June 30, 2014, as measured by total net assets.

Average interest rates earned on short-term investments held by CPER, including cash equivalents and Treasuries, were similar during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. As a result, the amount of income earned by CPER as a percentage of average total net assets was similar during the six months ended June 30, 2014.

The decrease in gross total fees and expenses excluding management fees for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to a decrease in certain of CPER’s operating expenses. The increase in CPER’s total commissions accrued to brokers for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to an increase in the number of contracts held and traded.

USAG

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Per share net asset value, end of period	$25.19	$23.31
Average daily total net assets	$2,522,465	$2,437,969
Cash deposits and investments in Treasuries	$2,568,404	$2,399,851
Interest income earned on Treasuries, cash and/or cash equivalents	$624	$819
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	90.82%	81.24%
Percentage of cash assets held as investments in Treasuries and margin deposits for the Futures Contracts	9.18%	18.76%
Annualized yield based on average daily total net assets	0.05%	0.07%
Total unrealized loss on Futures Contracts	$(46,734)	$(65,745)
Management fee	$9,353	$9,672
Total fees and other expenses excluding management fees	$11,862	$63,126
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$9,013	$60,094
Expenses before allowance for the expense waiver	$21,215	$72,798
Expenses after allowance for the expense waiver	$12,202	$12,704
Total commissions accrued to brokers	$702	$1,014
Total commissions as annualized percentage of average total net assets	0.06%	0.08%
Commissions accrued as a result of rebalancing	$702	$1,014
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	0%	0%

The increase in the per share NAV for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to the increase in the values of the Futures Contracts that USAG held. The increase in cash assets in overnight deposits and investments in Treasuries for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was the result of USAG’s larger average size as of June 30, 2014, as measured by average total net assets.

Average interest rates earned on short-term investments held by USAG, including cash equivalents and Treasuries, were similar during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. As a result, the amount of income earned by USAG as a percentage of average total net assets was similar during the six months ended June 30, 2014.

The decrease in gross total fees and expenses excluding management fees for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to a decrease in USAG’s other operating expenses. The decrease in USAG’s total commissions accrued to brokers for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to a decrease in the number of futures contracts held and traded.

USMI

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Per share net asset value, end of period	$23.35	$21.11
Average daily total net assets	$2,231,276	$2,473,339
Cash deposits and investments in Treasuries	$2,216,734	$2,372,760
Interest income earned on Treasuries, cash and/or cash equivalents	$508	$769
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	88.54%	76.48%
Percentage of cash assets held as investments in Treasuries and margin deposits for the Futures Contracts	11.46%	23.52%
Annualized yield based on average daily total net assets	0.05%	0.06%
Total unrealized gain (loss) on Futures Contracts	$120,935	$(258,874)
Management fee	$7,556	$8,586
Total fees and other expenses excluding management fees	$11,536	$62,494
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$9,221	$60,068
Expenses before allowance for the expense waiver	$19,092	$71,080
Expenses after allowance for the expense waiver	$9,871	$11,012
Total commissions accrued to brokers	$386	$377
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$386	$377
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	0%	0%

The increase in the per share NAV for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to the increase in the values of the Futures Contracts that USMI held. The decrease in cash assets in overnight deposits and investments in Treasuries for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was the result of USMI’s smaller size as of June 30, 2014, as measured by total net assets.

Average interest rates earned on short-term investments held by USMI, including cash equivalents and Treasuries, were similar during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. As a result, the amount of income earned by USMI as a percentage of average total net assets was similar during the six months ended June 30, 2014.

The decrease in gross total fees and expenses excluding management fees for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to a decrease in USMI’s other operating expenses. The increase in USMI’s total commissions accrued to brokers for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to the increase in the total number of futures contracts held and traded.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

USCI

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Average daily total net assets	$617,360,080	$499,768,702
Interest income earned on Treasuries, cash and/or cash equivalents	$73,991	$70,020
Annualized yield based on average daily total net assets	0.05%	0.06%
Management fee	$1,303,334	$1,183,699
Total fees and other expenses excluding management fees	$264,924	$318,658
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$110,353	$109,715
Total commissions as annualized percentage of average total net assets	0.07%	0.09%
Commissions accrued as a result of rebalancing	$102,332	$106,859
Percentage of commissions accrued as a result of rebalancing	92.73%	97.40%
Commissions accrued as a result of creation and redemption activity	$8,020	$2,856
Percentage of commissions accrued as a result of creation and redemption activity	7.27%	2.60%

Average interest rates earned on short-term investments held by USCI, including cash equivalents and Treasuries, were similar during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. As a result, the amount of income earned by USCI as a percentage of average total net assets was similar during the three months ended June 30, 2014.

The decrease in total fees and expenses excluding management fees for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was due to a decrease in certain of USCI’s operating expenses. The increase in the total commissions accrued to brokers by USCI for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to an increase in the number of contracts held and traded.

CPER

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Average daily total net assets	$3,817,675	$2,250,774
Interest income earned on Treasuries, cash and/or cash equivalents	$414	$325
Annualized yield based on average daily total net assets	0.04%	0.06%
Management fee	$6,187	$3,647
Total fees and other expenses excluding management fees	$15,963	$25,411
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$13,891	$24,095
Expenses before allowance for the expense waiver	$22,150	$29,058
Expenses after allowance for the expense waiver	$8,259	$4,963
Total commissions accrued to brokers	$473	$354
Total commissions as annualized percentage of average total net assets	0.05%	0.06%
Commissions accrued as a result of rebalancing	$355	$354
Percentage of commissions accrued as a result of rebalancing	74.97%	100%
Commissions accrued as a result of creation and redemption activity	$118	$—
Percentage of commissions accrued as a result of creation and redemption activity	25.03%	0%

Average interest rates earned on short-term investments held by CPER, including cash equivalents and Treasuries, were similar during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. As a result, the amount of income earned by CPER as a percentage of average total net assets was similar during the three months ended June 30, 2014.

The decrease in gross total fees and expenses excluding management fees for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to a decrease in certain of CPER’s operating expenses. The increase in CPER’s total commissions accrued to brokers for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to an increase in the number of contracts held and traded.

USAG

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Average daily total net assets	$2,620,191	$2,390,403
Interest income earned on Treasuries, cash and/or cash equivalents	$316	$352
Annualized yield based on average daily total net assets	0.05%	0.06%
Management fee	$4,572	$4,768
Total fees and other expenses excluding management fees	$5,920	$31,693
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$4,502	$30,231
Expenses before allowance for the expense waiver	$10,492	$36,461
Expenses after allowance for the expense waiver	$5,990	$6,230
Total commissions accrued to brokers	$301	$443
Total commissions as annualized percentage of average total net assets	0.05%	0.08%
Commissions accrued as a result of rebalancing	$301	$443
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	0%	0%

Average interest rates earned on short-term investments held by USAG, including cash equivalents and Treasuries, were similar during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. As a result, the amount of income earned by USAG as a percentage of average total net assets was similar during the three months ended June 30, 2014.

The decrease in gross total fees and expenses excluding management fees for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to a decrease in USAG’s other operating expenses. The decrease in USAG’s total commissions accrued to brokers for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to a decrease in the number of futures contracts held and traded.

USMI

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Average daily total net assets	$2,253,283	$2,304,820
Interest income earned on Treasuries, cash and/or cash equivalents	$252	$323
Annualized yield based on average daily total net assets	0.04%	0.05%
Management fee	$3,743	$4,023
Total fees and other expenses excluding management fees	$5,806	$31,381
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$4,638	$30,264
Expenses before allowance for the expense waiver	$9,549	$35,404
Expenses after allowance for the expense waiver	$4,911	$5,140
Total commissions accrued to brokers	$192	$131
Total commissions as annualized percentage of average total net assets	0.03%	0.02%
Commissions accrued as a result of rebalancing	$192	$131
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	0%	0%

Average interest rates earned on short-term investments held by USMI, including cash equivalents and Treasuries, were similar during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. As a result, the amount of income earned by USMI as a percentage of average total net assets was similar during the three months ended June 30, 2014.

The decrease in gross total fees and expenses excluding management fees for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to a decrease in USMI’s other operating expenses. The increase in USMI’s total commissions accrued to brokers for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to an increase in the total number of futures contracts held and traded.

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

USCI

For the 30-valuation days ended June 30, 2014, the simple average daily change in the SDCI was 0.018%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.011%. The average daily difference was (0.007)% (or 0.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (13.25)%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to June 30, 2014, the simple average daily change in the SDCI was 0.028%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.023%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (11.47)%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USCI’s NAV and the changes in the SDCI. The first graph exhibits the daily changes for the last 30 valuation days ended June 30, 2014; the second graph measures the monthly changes from June 30, 2011 through June 30, 2014.

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

For the six months ended June 30, 2014, the actual total return of USCI as measured by changes in its per share NAV was 7.81%. This is based on an initial per share NAV of $56.06 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $60.44. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $60.73 as of June 30, 2014, for a total return over the relevant time period of 8.33%. The difference between the actual per share NAV total return of USCI of 7.81% and the expected total return based on the SDCI of 8.33% was an error over the time period of (0.50)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

By comparison, for the six months ended June 30, 2013, the actual total return of USCI as measured by changes in its per share NAV was (8.45)%. This was based on an initial per share NAV of $58.45 as of December 31, 2012 and an ending per share NAV as of June 30, 2013 of $53.51. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $53.99 as of June 30, 2013, for a total return over the relevant time period of (7.63)%. The difference between the actual per share NAV total return of USCI of (8.45)% and the expected total return based on the SDCI of (7.63)% was an error over the time period of (0.82)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended June 30, 2014, the simple average daily change in the SCITR was 0.07%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.07%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCITR, the average error in daily tracking by the per share NAV was 3.08%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to June 30, 2014, the simple average daily change in the SCITR was (0.01)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.014)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCITR, the average error in daily tracking by the per share NAV was (4.77)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCITR. The first graph exhibits the daily changes for the last 30 valuation days ended June 30, 2014; the second graph measures the monthly changes from June 30, 2012 through June 30, 2014.

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

For the six months ended June 30, 2014, the actual total return of CPER as measured by changes in its per share NAV was (5.50)%. This is based on an initial per share NAV of $22.92 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $21.66. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCITR, CPER would have had an estimated per share NAV of $21.77 as of June 30, 2014, for a total return over the relevant time period of (5.02)%. The difference between the actual per share NAV total return of CPER of (5.50)% and the expected total return based on the SCITR of (5.02)% was an error over the time period of (0.48)%, which is to say that CPER’s actual total return underperformed the SCITR result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCITR.

By comparison, for the six months ended June 30, 2013, the actual total return of CPER as measured by changes in its per share NAV was (17.70)%. This was based on an initial per share NAV as of $25.43 as of December 31, 2012 and an ending per share NAV as of June 30, 2013 of $20.93. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCITR, CPER would have had an estimated per share NAV of $21.13 as of June 30, 2013, for a total return over the relevant time period of (16.91)%. The difference between the actual per share NAV total return of CPER of (17.70)% and the expected total return based on the SCITR of (16.91)% was an error over the time period of (0.79)%, which is to say that CPER’s actual total return underperformed the SCITR result by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCITR.

USAG

For the 30-valuation days ended June 30, 2014, the simple average daily change in the SDAI was (0.125)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.134)%. The average daily difference was (0.0087)% (or (0.87) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was (6.60)%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to June 30, 2014, the simple average daily change in the SDAI was 0.009%, while the simple average daily change in the per share NAV of USAG over the same time period was 0.004%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 1.72%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USAG’s NAV and the changes in the SDAI. The first graph exhibits the daily changes for the last 30 valuation days ended June 30, 2014; the second graph measures the monthly changes from June 30, 2013 through June 30, 2014.

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

For the six months ended June 30, 2014, the actual total return of USAG as measured by changes in its per share NAV was 10.53%.This is based on an initial per share NAV of $22.79 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $25.19. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $25.46 as of June 30, 2014, for a total return over the relevant time period of 11.74%. The difference between the actual per share NAV total return of USAG of 10.53% and the expected total return based on the SDAI of 11.74% was an error over the time period of (1.21)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

By comparison, for the six months ended June 30, 2013, the actual total return of USAG as measured by changes in its per share NAV was (8.80)%.This was based on an initial per share NAV of $25.56 as of December 31, 2012 and an ending per share NAV as of June 30, 2013 of $23.31. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $23.39 as of June 30, 2013, for a total return over the relevant time period of (8.49)%. The difference between the actual per share NAV total return of USAG of (8.80)% and the expected total return based on the SDAI of (8.49)% was an error over the time period of (0.31)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

USMI

For the 30-valuation days ended June 30, 2014, the simple average daily change in the SDMI was 0.118%, while the simple average daily change in the per share NAV of USMI over the same time period was 0.112%. The average daily difference was (0.0060)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDMI, the average error in daily tracking by the per share NAV was 7.389%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USMI’s shares to the public on June 19, 2012 to June 30, 2014, the simple average daily change in the SDMI was (0.004)%, while the simple average daily change in the per share NAV of USMI over the same time period was (0.008)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDMI, the average error in daily tracking by the per share NAV was (2.53)%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USMI’s NAV and the changes in the SDMI. The first graph exhibits the daily changes for the last 30 valuation days ended June 30, 2014; the second graph measures the monthly changes from June 30, 2013 through June 30, 2014.

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

For the six months ended June 30, 2014, the actual total return of USMI as measured by changes in its per share NAV was 6.28%. This is based on an initial per share NAV of $21.97 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $23.35. During this time period, USMI made no distributions to its shareholders. However, if USMI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDMI, USMI would have had an estimated per share NAV of $23.49 as of June 30, 2014, for a total return over the relevant time period of 6.90%. The difference between the actual per share NAV total return of USMI of 6.28% and the expected total return based on the SDMI of 6.90% was an error over the time period of (0.61)%, which is to say that USMI’s actual total return underperformed the SDMI over the time period. USMI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USMI to track slightly lower than daily changes in the price of the SDMI.

By comparison, for the six months ended June 30, 2013, the actual total return of USMI as measured by changes in its per share NAV was (20.25)%. This was based on an initial per share NAV of $26.47 as of December 31, 2012 and an ending per share NAV as of June 30, 2013 of $21.11. During this time period, USMI made no distributions to its shareholders. However, if USMI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDMI, USMI would have had an estimated per share NAV of $17.67 as of June 30, 2013, for a total return over the relevant time period of (19.87)%. USMI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USMI to track slightly lower than daily changes in the price of the SDMI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently three factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the six months ended June 30, 2014. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

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

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2014, none of the Trust Series held any Other Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of June 30, 2014.

USCI Sector Weights

as of June 30, 2014

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from December 31, 2004 through June 30, 2014.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the tables below reflects how the SDCI would have performed from December 31, 2004 through June 30, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from December 31, 2004 through June 30, 2014

Year	Ending Level*	Annual Return
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014 (YTD)	1,818.67	8.34%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM Year-Over-Year

Hypothetical Total Returns (2004-6/30/2014)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to June 30, 2014.

	Hypothetical and Historical Results for the period from December 31,
	1997 through June 30, 2014
	DJ-UBS TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	75%	67%	369%	708%
Average Annual return (total)	5.80%	7.14%	12.04%	15.48%
Annualized volatility	16.83%	23.08%	19.01%	15.52%
Annualized Sharpe ratio	0.21	0.21	0.50	0.83

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through June 30, 2014 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Dow Jones-UBS Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Dow Jones-UBS Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, diesel-heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between June 30, 2004 and June 30, 2014.

10 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/04-6/30/14)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

5 Year Comparison of Index Returns of the DJ-UBS TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/09-6/30/14)

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCITR as of June 30, 2014.

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

Hypothetical Performance of the SCITR

The table and chart below show the hypothetical performance of the SCITR from December 31, 2004 through June 30, 2014.

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

Since the SCITR was launched on November 4, 2010, there is no actual performance history of the SCITR to present. However, the components of the SCITR and the weighting of the components of the SCITR are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the tables below reflects how the SCITR would have performed from December 31, 2004 through June 30, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCITR. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCITR for the period from December 31, 2004 through June 30, 2014

Year	Ending Level*	Annual Return
2004	310.819	48.40%
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,223.150	5.04%
2013	1,114.30	(8.90)%
2014 (YTD)	1,058.21	(5.03)%

* The “base level” for the SCITR was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCITR on the last trading day of each year and is used to illustrate the cumulative performance of the SCITR.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (2004-6/30/14)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCITR in comparison with the actual total return of a major index from December 31, 1997 through June 30, 2014.

	Hypothetical and Historical Results for the period
	from December 31, 1997 through June 30, 2014
	DJ-UBS	Spot Copper (less
	Copper TR	storage)	SCI TR
Total return	362%	157%	576%
Average annual return (total)	16.00%	11.87%	18.99%
Annualized volatility	27.73%	26.74%	27.08%
Annualized Sharpe ratio	0.49	0.36	0.61

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCITR from December 31, 1997 through June 30, 2014 in comparison with a traditional commodity index and spot copper prices: the Dow Jones-UBS Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Dow Jones-UBS Copper Subindex Total ReturnSM includes the contract in the Dow Jones-UBS Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCITR’s calculation methodology with historical prices for the futures contracts comprising the SCITR. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCITR. As a result, there are inherent limitations in comparing such performance against the SCITR. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Dow Jones-UBS Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCITR in comparison with the actual total return of a major index and spot copper prices (less storage cost) between June 30, 2004 and June 30, 2014.

10 Year Comparison of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (6/30/04-6/30/14)

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCITR in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison Of Index Returns of the S&P GSCI Copper TR,

DJ-UBS Copper TR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (6/30/09-6/30/14)

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the SDAI as of June 30, 2014.

SDAI Commodity Weights

as of June 30, 2014

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

The table and chart below show the hypothetical performance of the SDAI from December 31, 2004 through June 30, 2014.

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

Since the SDAI was launched on September 23, 2010, there is no actual performance history of the SDAI to present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the tables below reflects how the SDAI would have performed from December 31, 2004 through June 30, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2004 through June 30, 2014

Year	Ending Level*	Annual Return
2004	213.353	5.88%
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.610	3.39%
2013	324.11	(10.12)%
2014 (YTD)	362.15	11.74%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (2004-6/30/14)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through June 30, 2014.

	Hypothetical and Historical Results for the period from December 31,
	1997 through June 30, 2014
	DJ-UBS Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	17%	(51)%	5%	68%
Average annual return (total)	1.00%	(2.16)%	1.84%	4.57%
Annualized volatility	2.045%	21.15%	19.46%	15.49%
Annualized Sharpe ratio	(0.06)	(0.21)	(0.03)	0.17

The table above shows the performance of the SDAI from December 31, 1997 through June 30, 2014 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Dow Jones-UBS Agriculture Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Dow Jones-UBS Agriculture Total Return Sub-IndexSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI Total Return Index is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through June 30, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes between June 30, 2004 and June 30, 2014.

10 Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(6/30/04-6/30/14)

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

(6/30/09-6/30/2014)

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

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound
Lead	Lead	LME	25 metric tons	USD/metric ton
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton
Tin	Tin	LME	5 metric tons	USD/metric ton
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.
Silver	Silver	COMEX	5,000 troy oz.	U.S. cents/troy oz.
Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.
Palladium	Palladium	NYMEX	100 troy oz.	USD/troy oz.

TABLE 2

Commodity Name	Commodity Symbol	Allowed Contracts	Max. Tenor
Aluminum	LA	All 12 calendar months	12
Copper	HG	All 12 calendar months	12
Lead	LL	All 12 calendar months	7
Nickel	LN	All 12 calendar months	7
Tin	LT	All 12 calendar months	7
Zinc	LX	All 12 calendar months	7
Gold	GC	Feb, April, June, Aug, Oct, Dec	12
Silver	SI	March, May, July, Sep, Dec	5
Platinum	PL	Jan, April, July, Oct	5
Palladium	PA	March, June, Sept, Dec	5

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

The following graph shows the metal weights of the metals selected for inclusion in the SDMI as of June 30, 2014.

SDMI Commodity Weights

as of June 30, 2014

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

The table and chart below show the hypothetical performance of the SDMI from December 31, 2004 through June 30, 2014.

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

Since the SDMI was launched on September 23, 2010, there is no actual performance history of the SDMI to present. However, the components of the SDMI and the weighting of the components of the SDMI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the tables below reflects how the SDMI would have performed from December 31, 2004 through June 30, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDMI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2004 through June 30, 2014

Year	Ending Level*	Annual Return
2004	262.652	23.42%
2005	347.386	32.26%
2006	589.403	69.67%
2007	669.439	13.58%
2008	425.151	(36.49)%
2009	735.929	73.10%
2010	975.580	32.56%
2011	823.695	(15.57)%
2012	865.680	5.10%
2013	727.17	(16.00)%
2014 (YTD)	777.32	6.90%

*	The “base level” for the SDMI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

SummerHaven Dynamic Metals Index Year-Over-Year

Hypothetical Total Returns (2004-6/30/2014 YTD)

source: Summerhaven Index Management, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDMI in comparison with the actual total return of three major indexes between December 31, 1997 and June 30, 2014.

	Hypothetical and Historical Results for the period from December 31, 1997 through June 30, 2014
	DJ-UBS Industrial Metals TR	RICI Metals TR	DB LCI OY Industrial Metals TR	SDMI TR
Total return	149%	337%	211%	515%
Average annual return (total)	10.70%	12.52%	12.34%	15.26%
Annualized volatility	22.55%	18.39%	21.35%	19.33%
Annualized Sharpe ratio	0.45	0.63	0.55	0.74

The table above shows the performance of the SDMI from December 31, 1997 through June 30, 2014 in comparison with three traditional metals indices: the Rogers International Commodity Index® — Metals Total Return, Dow Jones-UBS Industrial Metals Total Return Sub-indexSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM. The Rogers International Commodity Index® — Metals Total Return is an index of ten metals commodity futures contracts, representing commodities consumed in the global economy and is a sub-index of the Rogers International Commodity Index. The Dow Jones-UBS Industrial Metals Total Return Sub-IndexSM is currently composed of four futures contracts on industrial metals, three of which (aluminum, nickel and zinc) are traded on the London Metal Exchange and the other of which (copper) is traded on the COMEX division of the New York Mercantile Exchange. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM is designed to reflect the performance of certain futures contracts on aluminum, copper and zinc. The data for the SDMI Total Return Index is derived by using the SDMI’s calculation methodology with historical prices for the futures contracts comprising the SDMI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDMI. As a result, there are inherent limitations in comparing the performance of such indices against the SDMI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USMI is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDMI in comparison with the actual total return of three major indexes between June 30, 2004 and June 30, 2014.

10 Year Comparison of Index Returns of the DJ-UBS IM TR,

RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI TR

(6/30/04-6/30/14)

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

(6/30/09-6/30/14)

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at its custodian bank and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the six months ended June 30, 2014, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2014, each Trust Series used other assets to pay expenses, which could cause a decrease in its NAV over time. To the extent expenses exceed income, each Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2014, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. An FCM, when acting on behalf of each Trust Series in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the six months ended June 30, 2014, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the six months ended June 30, 2014, CPER did not make investments on any foreign exchanges. During the six months ended June 30, 2014, the only foreign exchange on which USAG made investments was the ICE Futures. Those Futures Contracts are denominated in U.S. dollars. During the six months ended June 30, 2014, the only foreign exchange on which USMI made investments was the LME. Those Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2014, each of USCI, CPER, USAG and USMI held cash deposits and investments in Treasuries in the amount of $634,203,609, $4,170,245, $2,568,404 and $2,216,734, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2014, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of June 30, 2014 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the six months ended June 30, 2014, FCM fees were approximately 0.07% of average daily total net assets for USCI, approximately 0.06% of average daily total net assets for CPER, approximately 0.06% of average daily total net assets for USAG and approximately 0.03% of average daily total net assets for USMI. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least December 31, 2014. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 1 of this quarterly report on Form 10-Q.

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

As of June 30, 2014, USCI’s portfolio consisted of 16,791 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 54 Futures Contracts traded on the COMEX, USAG’s portfolio consisted of 72 Futures Contracts traded on the Futures Exchanges and USMI’s portfolio consisted of 53 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s, USAG’s and USMI’s current holdings, please see the Trust Series’ website at www.unitedstatescommodityfunds.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER, USAG and USMI during the six months ended June 30, 2014.

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

A Trust Series may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Related Positions” or “EFRP transactions”). These EFRP transactions may expose a Trust Series to counterparty risk during the interim period between the executions of the over-the-counter transactions and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

During the six month reporting period ended June 30, 2014, each Trust Series limited its over-the-counter activities to EFRP transactions.

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

Date: August 11, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 11, 2014

