Form 10-Q
period 2014-09-30
United States Commodity Index Funds Trust
filed 2014-11-10
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at September 30, 2014 (Unaudited) and December 31, 2013	2

Condensed Schedules of Investments (Unaudited) at September 30, 2014	7

Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2014 and 2013	12

Condensed Statements of Changes in Capital (Unaudited) for the nine months ended September 30, 2014 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the nine months ended September 30, 2014	17

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013	22

Notes to Condensed Financial Statements for the period ended September 30, 2014 (Unaudited)	27

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2014 (Unaudited) and December 31, 2013

United States Commodity Index Fund

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$794,271,700	$474,123,523
Equity in trading accounts:
Cash and cash equivalents	58,745,932	20,316,553
Unrealized gain (loss) on open commodity futures contracts	(17,166,305)	10,789,747
Receivable for shares sold	-	8,491,911
Interest receivable	1,261	1,261
Other assets	20,720	8,045

Total assets	$835,873,308	$513,731,040

Liabilities and Capital
Management fees payable (Note 4)	$553,378	$403,494
Professional fees payable	262,750	343,663
Brokerage commissions payable	42,815	22,815
Directors' fees payable	25,725	15,894
Other liabilities	-	152

Total liabilities	884,668	786,018

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	834,988,640	512,945,022
Total Capital	834,988,640	512,945,022

Total liabilities and capital	$835,873,308	$513,731,040

Shares outstanding	15,150,000	9,150,000
Net asset value per share	$55.11	$56.06
Market value per share	$55.09	$56.08

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2014 (Unaudited) and December 31, 2013

United States Copper Fund

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,954,453	$2,040,735
Equity in trading accounts:
Cash and cash equivalents	329,983	125,960
Unrealized gain (loss) on open commodity futures contracts	(232,500)	130,163
Receivable from Sponsor (Note 4)	27,218	81,789
Interest receivable	25	25
Other assets	94	36

Total assets	$3,079,273	$2,378,708

Liabilities and Capital
Management fees payable (Note 4)	$1,681	$1,229
Professional fees payable	28,507	85,228
Directors' fees payable	93	52

Total liabilities	30,281	86,509

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	3,048,992	2,292,199
Total Capital	3,048,992	2,292,199

Total liabilities and capital	$3,079,273	$2,378,708

Shares outstanding	150,000	100,000
Net asset value per share	$20.33	$22.92
Market value per share	$20.30	$22.90

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2014 (Unaudited) and December 31, 2013

United States Agriculture Fund

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,146,260	$2,098,545
Equity in trading accounts:
Cash and cash equivalents	198,625	230,081
Unrealized loss on open commodity futures contracts	(65,604)	(44,533)
Receivable from Sponsor (Note 4)	17,390	81,772
Interest receivable	46	46
Other assets	95	36

Total assets	$2,296,812	$2,365,947

Liabilities and Capital
Management fees payable (Note 4)	$1,236	$1,570
Professional fees payable	17,868	85,350
Directors' fees payable	90	88

Total liabilities	19,194	87,008

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	2,277,618	2,278,939
Total Capital	2,277,618	2,278,939

Total liabilities and capital	$2,296,812	$2,365,947

Shares outstanding	100,000	100,000
Net asset value per share	$22.78	$22.79
Market value per share	$22.39	$22.35

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2014 (Unaudited) and December 31, 2013

United States Metals Index

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,931,432	$1,918,706
Equity in trading accounts:
Cash and cash equivalents	260,647	329,598
Unrealized loss on open commodity futures contracts	(49,533)	(46,293)
Receivable from Sponsor (Note 4)	16,817	82,165
Interest receivable	11	11
Other assets	101	37

Total assets	$2,159,475	$2,284,224

Liabilities and Capital
Management fees payable (Note 4)	$1,201	$1,297
Professional fees payable	17,868	85,632
Directors' fees payable	64	73

Total liabilities	19,133	87,002

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	2,140,342	2,197,222
Total Capital	2,140,342	2,197,222

Total liabilities and capital	$2,159,475	$2,284,224

Shares outstanding	100,000	100,000
Net asset value per share	$21.40	$21.97
Market value per share	$21.56	$21.02

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2014 (Unaudited) and December 31, 2013

United States Commodity Index Funds Trust

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$801,303,845	$480,181,509
Equity in trading accounts:
Cash and cash equivalents	59,535,187	21,002,192
Unrealized gain (loss) on open commodity futures contracts	(17,513,942)	10,829,084
Receivable for shares sold	-	8,491,911
Receivable from Sponsor (Note 4)	61,425	245,726
Interest receivable	1,343	1,343
Other assets	21,010	8,154

Total assets	$843,408,868	$520,759,919

Liabilities and Capital
Management fees payable (Note 4)	$557,496	$407,590
Professional fees payable	326,993	599,873
Brokerage commissions payable	42,815	22,815
Directors' fees payable	25,972	16,107
Other liabilities	-	152

Total liabilities	953,276	1,046,537

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	842,455,592	519,713,382
Total Capital	842,455,592	519,713,382

Total liabilities and capital	$843,408,868	$520,759,919

Shares outstanding	15,500,000	9,450,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2014

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Cocoa Futures CC December 2014 contracts, expiring December 2014	1,795	$2,324,440	0.28
ICE-US Coffee-C Futures KC December 2014 contracts, expiring December 2014	875	1,249,406	0.15
LME Nickel Futures LN December 2014 contracts, expiring December 2014	1,190	(16,715,286)	(2.00)
LME Tin Futures LT March 2015 contracts, expiring March 2015	543	(6,839,965)	(0.82)
LME Zinc Futures LX April 2015 contracts, expiring April 2015	1,055	(1,758,369)	(0.21)
LME Aluminum Futures LA September 2015 contracts, expiring September 2015	1,203	(3,789,512)	(0.46)
	6,661	(25,529,286)	(3.06)
United States Contracts
CBOT Soybean Meal Futures SM December 2014 contracts, expiring December 2014	1,968	(8,597,570)	(1.03)
CME Lean Hogs Futures LH December 2014 contracts, expiring December 2014	1,598	(719,360)	(0.09)
CME Live Cattle Futures LC December 2014 contracts, expiring December 2014	940	1,746,880	0.21
COMEX Copper Futures HG December 2014 contracts, expiring December 2014	790	(499,613)	(0.06)
NYMEX RBOB Gasoline Futures RB December 2014 contracts, expiring November 2014	578	(1,179,889)	(0.14)
NYMEX WTI Crude Oil Futures CL December 2014 contracts, expiring November 2014	652	(1,148,880)	(0.14)
CME Feeder Cattle Futures FC January 2015 contracts, expiring January 2015	536	5,713,250	0.69
NYMEX Platinum Futures PL January 2015 contracts, expiring January 2015	910	(441,690)	(0.05)
NYMEX Natural Gas Futures NG March 2015 contracts, expiring February 2015	1,464	183,060	0.02
	9,436	(4,943,812)	(0.59)
Open Futures Contracts - Short*
Foreign Contracts
LME Nickel Futures LN December 2014 contracts, expiring December 2014	615	9,184,602	1.10
LME Tin Futures LT March 2015 contracts, expiring March 2015	543	4,125,356	0.49
LME Zinc Futures LX April 2015 contracts, expiring April 2015	4	(2,222)	(0.00)**
LME Aluminum Futures LA September 2015 contracts, expiring September 2015	5	(943)	(0.00)**
	1,167	13,306,793	1.59
Total Open Futures Contracts***	17,264	$(17,166,305)	(2.06)

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2014

United States Commodity Index Fund (Continued)

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 10/30/2014	$30,000,000	$29,998,973	3.59
0.05%, 11/06/2014	40,000,000	39,998,200	4.79
0.05%, 11/13/2014	30,000,000	29,998,208	3.59
0.05%, 11/20/2014	40,000,000	39,997,500	4.79
0.05%, 11/28/2014	40,000,000	39,996,939	4.79
0.05%, 12/04/2014	40,000,000	39,996,444	4.79
0.04%, 12/11/2014	20,000,000	19,997,949	2.40
0.06%, 12/11/2014	30,000,000	29,996,923	3.59
0.07%, 12/18/2014	20,000,000	19,997,183	2.40
0.05%, 12/26/2014	20,000,000	19,997,850	2.40
0.06%, 1/08/2015	40,000,000	39,993,950	4.79
0.06%, 1/15/2015	40,000,000	39,993,522	4.79
0.05%, 1/22/2015	30,000,000	29,995,292	3.59
0.06%, 1/29/2015	40,000,000	39,992,667	4.79
0.05%, 2/19/2015	40,000,000	39,992,167	4.79
0.05%, 3/19/2015	20,000,000	19,995,775	2.39
Total Cash Equivalents		$519,939,542	62.27

*	All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).
**	Represents less than (0.005)%.
***	Collateral amounted to $58,745,932 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2014

United States Copper Index Fund

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long*
United States Contracts
COMEX Copper Futures HG December 2014 contracts, expiring December 2014	40	$(232,500)	(7.63)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 10/30/2014	$300,000	$299,990	9.84
0.05%, 11/13/2014	500,000	499,970	16.40
0.05%, 11/20/2014	400,000	399,975	13.12
0.04%, 12/11/2014	800,000	799,926	26.24
0.06%, 12/11/2014	400,000	399,963	13.11
0.05%, 3/19/2015	100,000	99,979	3.28
Total Cash Equivalents		$2,499,803	81.99

* Collateral amounted to $329,983 on open future contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2014

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Cocoa Futures CC December 2014 contracts, expiring December 2014	5	$4,900	0.22
ICE-US Coffee-C Futures KC December 2014 contracts, expiring December 2014	4	7,031	0.31
ICE-US Cotton #2 Futures CT December 2014 contracts, expiring December 2014	3	(2,680)	(0.12)
ICE-Canola Futures RS January 2015 contracts, expiring January 2015	4	(153)	(0.01)
ICE-US Sugar #11 Futures SB May 2015 contracts, expiring April 2015	15	(13,037)	(0.57)
	31	(3,939)	(0.17)
United States Contracts
CBOT Corn Futures C December 2014 contracts, expiring December 2014	14	(32,250)	(1.42)
CBOT Soybean Meal Futures SM December 2014 contracts, expiring December 2014	6	(23,680)	(1.04)
CBOT Soybean Oil Futures BO December 2014 contracts, expiring December 2014	1	210	0.01
CME Lean Hogs Futures LH December 2014 contracts, expiring December 2014	5	640	0.03
CME Live Cattle Futures LC December 2014 contracts, expiring December 2014	4	7,790	0.34
KCBT Hard Red Winter Wheat Futures KW December 2014 contracts, expiring December 2014	2	(4,175)	(0.18)
CME Feeder Cattle Futures FC January 2015 contracts, expiring January 2015	1	6,875	0.30
CBOT Wheat Futures W March 2015 contracts, expiring March 2015	5	(16,425)	(0.72)
CBOT Soybean Futures S November 2015 contracts, expiring November 2015	5	(650)	(0.03)
	43	(61,665)	(2.71)
Total Open Futures Contracts*	74	$(65,604)	(2.88)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 10/30/2014	$200,000	$199,993	8.78
0.05%, 11/13/2014	200,000	199,988	8.78
0.05%, 11/20/2014	500,000	499,969	21.95
0.04%, 12/11/2014	100,000	99,989	4.39
0.06%, 12/11/2014	300,000	299,967	13.17
0.07%, 12/18/2014	250,000	249,965	10.98
0.05%, 3/19/2015	100,000	99,979	4.39
Total Cash Equivalents		$1,649,850	72.44

* Collateral amounted to $198,625 on open future contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2014

United States Metals Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Nickel Futures LN October 2014 contracts, expiring October 2014	6	$(33,885)	(1.58)
LME Lead Futures LL November 2014 contracts, expiring November 2014	4	737	0.03
LME Aluminum Futures LA January 2015 contracts, expiring January 2015	14	4,325	0.20
LME Tin Futures LT July February 2015 contracts, expiring February 2015	1	(1,065)	(0.05)
LME Zinc Futures LX February 2015 contracts, expiring February 2015	11	(744)	(0.03)
LME Nickel Futures LN May 2015 contracts, expiring May 2015	3	(8,364)	(0.39)
	39	(38,996)	(1.82)
United States Contracts
COMEX Copper Futures HG December 2014 contracts, expiring December 2014	6	(30,350)	(1.42)
COMEX Gold Futures GC December 2014 contracts, expiring December 2014	2	(14,680)	(0.68)
COMEX Silver Futures SI December 2014 contracts, expiring December 2014	3	(36,980)	(1.73)
NYMEX Palladium Futures PA December 2014 contracts, expiring December 2014	1	45	0.00 **
NYMEX Platinum Futures PL January 2015 contracts, expiring January 2015	2	(1,300)	(0.06)
	14	(83,265)	(3.89)
Open Futures Contracts - Short*
Foreign Contracts
LME Nickel Futures LN October 2014 contracts, expiring October 2014	6	53,110	2.49
LME Lead Futures LL November 2014 contracts, expiring November 2014	3	3,090	0.14
LME Aluminum Futures LA January 2015 contracts, expiring January 2015	9	4,937	0.23
LME Zinc Futures LX February 2015 contracts, expiring February 2015	6	11,591	0.54
	24	72,728	3.40
Total Open Futures Contracts***	77	$(49,533)	(2.31)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 10/30/2014	$500,000	$499,983	23.36
0.05%, 11/13/2014	300,000	299,982	14.02
0.05%, 11/20/2014	100,000	99,994	4.67
0.06%, 12/11/2014	300,000	299,964	14.01
0.07%, 12/18/2014	250,000	249,965	11.68
Total Cash Equivalents		$1,449,888	67.74

*	All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDMI).
**	Represents less than 0.005%.
***	Collateral amounted to $260,647 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

United States Commodity Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(48,467,892)	$(2,442,019)	$(2,758,258)	$(23,085,330)
Change in unrealized gain (loss) on open positions	(27,235,111)	28,036,614	(27,956,052)	6,013,022
Realized gain (loss) on foreign currency transactions	5	(45)	1	324
Change in unrealized gain (loss) on foreign currency translations	-	(11)	(1)	207
Interest income	88,478	54,656	233,123	206,472
Other income	5,600	3,150	16,450	10,500

Total income (loss)	(75,608,920)	25,652,345	(30,464,737)	(16,854,805)

Expenses
Management fees (Note 4)	1,676,227	1,242,536	4,239,580	3,624,369
Professional fees	108,702	106,094	354,724	364,809
Brokerage commissions	234,602	81,812	446,201	284,139
Other expenses	39,950	27,944	107,556	76,913

Total expenses	2,059,481	1,458,386	5,148,061	4,350,230

Expense waiver (Note 4)	-	-	-	-

Net expenses	2,059,481	1,458,386	5,148,061	4,350,230

Net income (loss)	$(77,668,401)	$24,193,959	$(35,612,798)	$(21,205,035)
Net income (loss) per share	$(5.33)	$2.65	$(0.95)	$(2.29)
Net income (loss) per weighted average share	$(5.36)	$2.60	$(3.12)	$(2.35)
Weighted average shares outstanding	14,489,674	9,308,696	11,413,736	9,040,476

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

United States Copper Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$161,787	$(60,425)	$157,775	$(285,950)
Change in unrealized gain (loss) on open positions	(399,475)	233,325	(362,663)	18,500
Interest income	395	214	1,115	990
Other income	1,050	-	1,750	-

Total income (loss)	(236,243)	173,114	(202,023)	(266,460)

Expenses
Management fees (Note 4)	5,664	3,609	15,543	11,294
Professional fees	19,130	20,014	49,538	69,772
Brokerage commissions	830	149	1,671	549
Other expenses	170	125	508	360

Total expenses	25,794	23,897	67,260	81,975

Expense waiver (Note 4)	(19,219)	(19,181)	(47,378)	(67,171)

Net expenses	6,575	4,716	19,882	14,804

Net income (loss)	$(242,818)	$168,398	$(221,905)	$(281,264)
Net income (loss) per share	$(1.33)	$1.69	$(2.59)	$(2.81)
Net income (loss) per weighted average share	$(1.51)	$1.68	$(1.47)	$(2.81)
Weighted average shares outstanding	160,870	100,000	150,549	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

United States Agricultural Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(218,042)	$12,807	$35,452	$(253,247)
Change in unrealized gain (loss) on open positions	(18,870)	29,817	(21,071)	83,227
Realized gain (loss) on foreign currency transactions	(5)	61	(132)	(165)
Realized gain on short-term investments	-	2	-	2
Change in unrealized gain (loss) on foreign currency translations	2	-	10	(116)
Interest income	285	217	909	1,036

Total income (loss)	(236,630)	42,904	15,168	(169,263)

Expenses
Management fees (Note 4)	3,884	4,730	13,237	14,402
Professional fees	15,080	17,928	25,940	79,830
Brokerage commissions	763	510	1,465	1,524
Other expenses	137	128	437	338

Total expenses	19,864	23,296	41,079	96,094

Expense waiver (Note 4)	(15,577)	(17,041)	(24,590)	(77,135)

Net expenses	4,287	6,255	16,489	18,959

Net income (loss)	$(240,917)	$36,649	$(1,321)	$(188,222)
Net income (loss) per share	$(2.41)	$0.36	$(0.01)	$(1.89)
Net income (loss) per weighted average share	$(2.41)	$0.37	$(0.01)	$(1.88)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

United States Metals Index

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(19,913)	$(15,671)	$(40,083)	$(236,824)
Change in unrealized gain (loss) on open positions	(170,468)	231,679	(3,240)	(73,253)
Realized gain on foreign currency transactions	-	-	-	3
Realized gain on short-term investments	-	1	-	2
Change in unrealized gain on foreign currency translations	-	-	-	2
Interest income	261	278	769	1,047
Other income	-	1,350	-	1,350

Total income (loss)	(190,120)	217,637	(42,554)	(307,673)

Expenses
Management fees (Note 4)	3,793	5,134	11,349	13,720
Professional fees	15,080	18,210	25,940	80,112
Brokerage commissions	248	266	634	643
Other expenses	130	150	420	365

Total expenses	19,251	23,760	38,343	94,840

Expense waiver (Note 4)	(14,796)	(17,110)	(24,017)	(77,178)

Net expenses	4,455	6,650	14,326	17,662

Net income (loss)	$(194,575)	$210,987	$(56,880)	$(325,335)
Net income (loss) per share	$(1.95)	$1.65	$(0.57)	$(3.71)
Net income (loss) per weighted average share	$(1.95)	$1.62	$(0.57)	$(2.96)
Weighted average shares outstanding	100,000	129,891	100,000	110,073

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(48,544,060)	$(2,505,308)	$(2,605,114)	$(23,861,351)
Change in unrealized gain (loss) on open positions	(27,823,924)	28,531,435	(28,343,026)	6,041,496
Realized gain (loss) on foreign currency transactions	-	16	(131)	162
Realized gain on short-term investments	-	3	-	4
Change in unrealized gain (loss) on foreign currency translations	2	(11)	9	93
Interest income	89,419	55,365	235,916	209,545
Other income	6,650	4,500	18,200	11,850

Total income (loss)	(76,271,913)	26,086,000	(30,694,146)	(17,598,201)

Expenses
Management fees (Note 4)	1,689,568	1,256,009	4,279,709	3,663,785
Professional fees	157,992	162,246	456,142	594,523
Brokerage commissions	236,443	82,737	449,971	286,855
Other expenses	40,387	28,347	108,921	77,976

Total expenses	2,124,390	1,529,339	5,294,743	4,623,139

Expense waiver (Note 4)	(49,592)	(53,332)	(95,985)	(221,484)

Net expenses	2,074,798	1,476,007	5,198,758	4,401,655

Net income (loss)	$(78,346,711)	$24,609,993	$(35,892,904)	$(21,999,856)

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2014

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$-	$512,945,022	$512,945,022
Additions	-	387,697,362	387,697,362
Redemptions	-	(30,040,946)	(30,040,946)
Net loss	-	(35,612,798)	(35,612,798)

Balances, at September 30, 2014	$-	$834,988,640	$834,988,640

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2014

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	-	9,150,000	9,150,000
Additions	-	6,500,000	6,500,000
Redemptions	-	(500,000)	(500,000)

Shares Outstanding, at September 30, 2014	-	15,150,000	15,150,000

Net Asset Value Per Share:
At December 31, 2013			$56.06
At September 30, 2014			$55.11

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2014

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$-	$2,292,199	$2,292,199
Additions	-	3,118,250	3,118,250
Redemptions	-	(2,139,552)	(2,139,552)
Net loss	-	(221,905)	(221,905)

Balances, at September 30, 2014	$-	$3,048,992	$3,048,992

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2014

United States Copper Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	-	100,000	100,000
Additions	-	150,000	150,000
Redemptions	-	(100,000)	(100,000)

Shares Outstanding, at September 30, 2014	-	150,000	150,000

Net Asset Value Per Share:
At December 31, 2013			$22.92
At September 30, 2014			$20.33

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2014

United States Agricultural Index

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$-	$2,278,939	$2,278,939
Additions		-	-
Redemptions	-	-	-
Net loss	-	(1,321)	(1,321)

Balances, at September 30, 2014	$-	$2,277,618	$2,277,618

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2014

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	-	100,000	100,000
Additions	-	-	-
Redemptions	-	-	-

Shares Outstanding, at September 30, 2014	-	100,000	100,000

Net Asset Value Per Share:
At December 31, 2013			$22.79
At September 30, 2014			$22.78

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2014

United States Metals Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$-	$2,197,222	$2,197,222
Additions	-	-	-
Redemptions	-	-	-
Net loss	-	(56,880)	(56,880)

Balances, at September 30, 2014	$-	$2,140,342	$2,140,342

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2014

United States Metals Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	-	100,000	100,000
Additions	-	-	-
Redemptions	-	-	-

Shares Outstanding, at September 30, 2014	-	100,000	100,000

Net Asset Value Per Share:
At December 31, 2013			$21.97
At September 30, 2014			$21.40

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2014

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2013	$-	$519,713,382	$519,713,382
Additions	-	390,815,612	390,815,612
Redemptions	-	(32,180,498)	(32,180,498)
Net loss	-	(35,892,904)	(35,892,904)

Balances, at September 30, 2014	$-	$842,455,592	$842,455,592

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2014

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2013	-	9,450,000	9,450,000
Additions	-	6,650,000	6,650,000
Redemptions	-	(600,000)	(600,000)

Shares Outstanding, at September 30, 2014	-	15,500,000	15,500,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

United States Commodity Index Fund

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net loss	$(35,612,798)	$(21,205,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(38,429,379)	(10,827,518)
Unrealized (gain) loss on open futures contracts	27,956,052	(6,013,022)
Increase in interest receivable	-	(787)
Increase in other assets	(12,675)	(14,274)
Increase in management fees payable	149,884	28,138
Decrease in professional fees payable	(80,913)	(77,049)
Increase in brokerage commissions payable	20,000	-
Increase in directors' fees payable	9,831	-
Increase (decrease) in other liabilities	(152)	3,995
Net cash used in operating activities	(46,000,150)	(38,105,552)

Cash Flows from Financing Activities:
Addition of shares	396,189,273	102,973,280
Redemption of shares	(30,040,946)	(19,401,785)
Net cash provided by financing activities	366,148,327	83,571,495

Net Increase in Cash and Cash Equivalents	320,148,177	45,465,943

Cash and Cash Equivalents, beginning of period	474,123,523	430,800,077
Cash and Cash Equivalents, end of period	$794,271,700	$476,266,020

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

United States Copper Index Fund

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net loss	$(221,905)	$(281,264)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(204,023)	214,344
Unrealized (gain) loss on open futures contracts	362,663	(18,500)
Decrease in receivable from Sponsor	54,571	29,192
Increase in interest receivable	-	(7)
Increase in other assets	(58)	(61)
Increase (decrease) in management fees payable	452	(204)
Decrease in professional fees payable	(56,721)	(30,421)
Increase in directors' fees payable	41	-
Increase in other liabilities	-	5
Net cash provided by operating activities	(64,980)	(86,916)

Cash Flows from Financing Activities:
Addition of shares	3,118,250	-
Redemption of shares	(2,139,552)	-
Net cash provided by financing activities	978,698	-

Net Increase (Decrease) in Cash and Cash Equivalents	913,718	(86,916)

Cash and Cash Equivalents, beginning of period	2,040,735	2,109,061
Cash and Cash Equivalents, end of period	$2,954,453	$2,022,145

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

United States Agricultural Index Fund

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net loss	$(1,321)	$(188,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	31,456	292,874
Unrealized (gain) loss on open futures contracts	21,071	(83,227)
(Increase) decrease in receivable from Sponsor	64,382	(285)
Increase in interest receivable	-	(14)
Decrease in other assets	(59)	(89)
Decrease in management fees payable	(334)	(210)
Decrease in professional fees payable	(67,482)	(200)
Increase in directors' fees payable	2	-
Increase in other liabilities	-	6
Net cash provided by operating activities	47,715	20,633

Cash Flows from Financing Activities:
Addition of shares	-	-
Redemption of shares	-	-
Net cash provided by (used in) financing activities	-	-

Net Increase in Cash and Cash Equivalents	47,715	20,633

Cash and Cash Equivalents, beginning of period	2,098,545	2,000,438
Cash and Cash Equivalents, end of period	$2,146,260	$2,021,071

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

United States Metals Index Fund

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net loss	$(56,880)	$(325,335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	68,951	42,797
Unrealized loss on open futures contracts	3,240	73,253
(Increase) decrease in receivable from Sponsor	65,348	(17,862)
Increase in interest receivable	-	(4)
Increase in other assets	(64)	(93)
Decrease in management fees payable	(96)	(165)
Increase (decrease) in professional fees payable	(67,764)	18,507
Decrease in directors' fees payable	(9)	-
Increase in other liabilities	-	25
Net cash provided by (used in) operating activities	12,726	(208,877)

Cash Flows from Financing Activities:
Addition of shares	-	1,089,776
Redemption of shares	-	(1,136,000)
Net cash used in financing activities	-	(46,224)

Net Increase (Decrease) in Cash and Cash Equivalents	12,726	(255,101)

Cash and Cash Equivalents, beginning of period	1,918,706	2,136,984
Cash and Cash Equivalents, end of period	$1,931,432	$1,881,883

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

United States Commodity Index Fund Trust

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net loss	$(35,892,904)	$(21,999,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(38,532,995)	(10,277,503)
Unrealized (gain) loss on open futures contracts	28,343,026	(6,041,496)
Decrease in receivable from Sponsor	184,301	11,045
Increase in interest receivable	-	(812)
Increase in other assets	(12,856)	(14,517)
Increase in management fees payable	149,906	27,559
Decrease in professional fees payable	(272,880)	(89,163)
Increase in brokerage commissions payable	20,000	-
Increase in directors' fees payable	9,865	-
Increase (decrease) in other liabilities	(152)	4,031
Net cash used in operating activities	(46,004,689)	(38,380,712)

Cash Flows from Financing Activities:
Addition of shares	399,307,523	104,063,056
Redemption of shares	(32,180,498)	(20,537,785)
Net cash provided by financing activities	367,127,025	83,525,271

Net Increase in Cash and Cash Equivalents	321,122,336	45,144,559

Cash and Cash Equivalents, beginning of period	480,181,509	437,046,560
Cash and Cash Equivalents, end of period	$801,303,845	$482,191,119

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended September 30, 2014 (Unaudited)

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

Authorized Purchasers pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares. From May 1, 2012 through September 30, 2014 (and continuing at least through May 1, 2015), Authorized Purchasers pay each of CPER, USAG and USMI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, this fee was $1,000. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of each Trust Series but rather at market prices quoted on such exchange.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2010 (year of the Trust Series’ inception, but not necessarily the commencement of operations for each Trust Series). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2014 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2014, USCF held 5 shares of USCI, 40 shares of CPER, 5 shares of USAG and 5 shares of USMI.

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SummerHaven Indexing”) and calculated and published by Bloomberg, L.P. USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as a Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Component Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as a Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error. As of September 30, 2014, USCI held 3,604 Futures Contracts on the NYMEX, 2,670 Futures Contracts on the ICE Futures, 1,968 Futures Contracts on the CBOT, 3,074 Futures Contracts on the CME, 5,158 Futures Contracts on the LME, and 790 Futures Contracts on the COMEX, totaling 17,264 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of September 30, 2014, CPER held 40 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of September 30, 2014, USAG held 31 Futures Contracts on the ICE Futures, 10 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 31 Futures Contracts on the CBOT, totaling 74 futures contracts.

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

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other Eligible Metals Futures Contracts or the metals included in the SDMI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” As of September 30, 2014, USMI held 3 Futures Contracts on the NYMEX, 63 Futures Contracts on the LME and 11 Futures Contracts on the COMEX, totaling 77 futures contracts.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the nine months ended September 30, 2014 and 2013, none of the Trust Series incurred any registration fees or other offering expenses.

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

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $710,000 for the year ending December 31, 2014 for USCI, $47,000 for the year ending December 31, 2014 for CPER, $42,000 for the year ending December 31, 2014 for USAG and $40,000 for the year ending December 31, 2014 for USMI.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least December 31, 2014. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2014, USCF waived $47,378 in expenses for CPER, $24,590 in expenses for USAG and $24,017 in expenses for USMI. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5.

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

USCI

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Total commissions accrued to brokers	$446,201	$284,139
Commissions accrued as a result of rebalancing	$413,761	$275,996
Percentage of commissions accrued as a result of rebalancing	92.73%	97.13%
Commissions accrued as a result of creation and redemption activity	$32,440	$8,143
Percentage of commissions accrued as a result of creation and redemption activity	7.27%	2.87%

The increase in USCI’s total commissions accrued to brokers for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily a result of increased brokerage fees due to a higher number of contracts held and traded, a higher level of create activity, and transition trades due to change of FCM. As an annualized percentage of average total net assets, USCI’s figure for the nine months ended September 30, 2014, represents approximately 0.09% of USCI’s average total net assets. By comparison, USCI’s figure for the nine months ended September 30, 2013, represented approximately 0.07% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in the future quarters.

CPER

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Total commissions accrued to brokers	$1,671	$549
Commissions accrued as a result of rebalancing	$1,157	$549
Percentage of commissions accrued as a result of rebalancing	69.24%	100%
Commissions accrued as a result of creation and redemption activity	$514	$0
Percentage of commissions accrued as a result of creation and redemption activity	30.76%	0%

The increase in CPER’s total commissions accrued to brokers for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily a result of increased brokerage fees due to a higher number of contracts held and traded as well as higher create/redeem activity. As an annualized percentage of average total net assets, CPER’s figure for the nine months ended September 30, 2014, represents approximately 0.07% of CPER’s average total net assets. By comparison, CPER’s figure for the nine months ended September 30, 2013, represented approximately 0.03% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in the future quarters.

USAG

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Total commissions accrued to brokers	$1,465	$1,524
Commissions accrued as a result of rebalancing	$1,465	$1,524
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$0	$0
Percentage of commissions accrued as a result of creation and redemption activity	0%	0%

The decrease in USAG’s total commissions accrued to brokers for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily a result of decreased brokerage fees due to a lower number of contracts held and traded. As an annualized percentage of average total net assets, USAG’s figure for the nine months ended September 30, 2014, represents approximately 0.08% of USAG’s average total net assets. By comparison, USAG’s figure for the nine months ended September 30, 2013, represented approximately 0.08% of USAG’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in the future quarters.

USMI

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Total commissions accrued to brokers	$634	$643
Commissions accrued as a result of rebalancing	$634	$546
Percentage of commissions accrued as a result of rebalancing	100%	84.91%
Commissions accrued as a result of creation and redemption activity	$0	$97
Percentage of commissions accrued as a result of creation and redemption activity	0%	15.09%

The decrease in USMI’s total commissions accrued to brokers for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily a result of decreased brokerage fees due to a lower number of contracts held and traded. As an annualized percentage of average total net assets, USMI’s figure for the nine months ended September 30, 2014, represents approximately 0.04% of USMI’s average total net assets. By comparison, USMI’s figure for the nine months ended September 30, 2013, represented approximately 0.03% of USMI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in the future quarters.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through September 30, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2014 and December 31, 2013, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2014 and December 31, 2013, USCI held cash deposits and investments in Treasuries in the amounts of $853,017,632 and $494,440,076, respectively, with the custodian and futures commission merchant. As of September 30, 2014 and December 31, 2013, CPER held cash deposits and investments in Treasuries in the amounts of $3,284,436 and $2,166,695, respectively, with the custodian and futures commission merchant. As of September 30, 2014 and December 31, 2013, USAG held cash deposits and investments in Treasuries in the amounts of $2,344,885 and $2,328,626, respectively, with the custodian and futures commission merchant. As of September 30, 2014 and December 31, 2013, USMI held cash deposits and investments in Treasuries in the amounts of $2,192,079 and $2,248,304, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or futures commission merchant cease operations.

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

The Trust Series’ policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Trust Series or USCF have a policy of requiring review of the credit standing of each counterparty with which they conduct business.

The financial instruments held by the applicable Trust Series are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the nine months ended September 30, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the nine months ended September 30, 2014 (Unaudited)	For the nine months ended September 30, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$56.06	$58.45
Total loss	(0.50)	(1.81)
Total expenses	(0.45)	(0.48)
Net decrease in net asset value	(0.95)	(2.29)
Net asset value, end of period	$55.11	$56.16

Total Return	(1.69)%	(3.92)%

Ratios to Average Net Assets
Total loss	(4.59)%	(3.30)%
Expenses excluding management fees*	0.18%	0.19%
Management fees*	0.85%**	0.95%
Net loss	(5.37)%	(4.16)%

*	Annualized.

**	Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee paid by USCI to 0.80% per annum of average daily total net assets.

CPER

	For the nine months ended September 30, 2014 (Unaudited)	For the nine months ended September 30, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.92	$25.43
Total loss	(2.46)	(2.66)
Total expenses	(0.13)	(0.15)
Net decrease in net asset value	(2.59)	(2.81)
Net asset value, end of period	$20.33	$22.62

Total Return	(11.30)%	(11.05)%

Ratios to Average Net Assets
Total loss	(6.32)%	(11.47)%
Expenses excluding management fees*	2.16%	4.07%
Management fees*	0.65%**	0.65%**
Expenses waived*	(1.98)%	(3.87)
Net expenses excluding management fees*	0.18%	0.20
Net loss	(6.94)%	(12.11)%

*	Annualized.
**	Effective as of May 29, 2012 (and continuing through April 30, 2014), USCF voluntarily agreed to waive the management fee paid by CPER from 0.95% to 0.65% per annum of average daily total net assets. Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee paid by CPER to 0.65% per annum of average daily total net assets.

USAG

	For the nine months ended September 30, 2014 (Unaudited)	For the nine months ended September 30, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.79	$25.56
Total income (loss)	0.15	(1.70)
Total expenses	(0.16)	(0.19)
Net decrease in net asset value	(0.01)	(1.89)
Net asset value, end of period	$22.78	$23.67

Total Return	(0.04)%	(7.39)%

Ratios to Average Net Assets
Total income (loss)	0.61%	(7.03)%
Management fees*	0.72%**	0.80%**
Total expenses excluding management fees*	1.51%	4.54%
Expenses waived*	(1.33)%	(4.28)%
Net expenses excluding management fees*	0.18%	0.25%
Net loss	(0.05)%	(7.82)%

*	Annualized.
**	Effective as of May 29, 2012 (and continuing through April 30, 2014), USCF voluntarily agreed to waive the management fee paid by USAG from 0.95% to 0.80% per annum of average daily total net assets. Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee paid by USAG to 0.65% per annum of average daily total net assets.

USMI

	For the nine months ended September 30, 2014 (Unaudited)	For the nine months ended September 30, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$21.97	$26.47
Total loss	(0.43)	(3.55)
Total expenses	(0.14)	(0.16)
Net decrease in net asset value	(0.57)	(3.71)
Net asset value, end of period	$21.40	$22.76

Total Return	(2.59)%	(14.02)%

Ratios to Average Net Assets
Total loss	(1.88)%	(11.74)%
Management fees*	0.67%**	0.70%**
Total Expenses excluding management fees*	1.60%	4.14%
Expenses waived*	(1.42)%	(3.94)%
Net expenses excluding management fees*	0.18%	0.20%
Net loss	(2.52)%	(12.42)%

*	Annualized.
**	Effective as of May 30, 2012 (and continuing through April 30, 2014), USCF voluntarily agreed to waive the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee became operational as of June 19, 2012. Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee paid by USMI to 0.65% per annum of average daily total net assets.

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

The following table summarizes the valuation of USCI’s securities at September 30, 2014 using the fair value hierarchy:

At September 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$519,939,542	$519,939,542	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(12,222,493)	(12,222,493)	—	—
United States Contracts	(4,943,812)	(4,943,812)	—	—

During the nine months ended September 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$325,142,075	$325,142,075	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	6,218,462	6,218,462	—	—
United States Contracts	4,571,285	4,571,285	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at September 30, 2014 using the fair value hierarchy:

At September 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$2,499,803	$2,499,803	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(232,500)	(232,500)	—	—

During the nine months ended September 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,599,705	$1,599,705	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	130,163	130,163	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at September 30, 2014 using the fair value hierarchy:

At September 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,649,850	$1,649,850	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(3,939)	(3,939)	—	—
United States Contracts	(61,665)	(61,665)	—	—

During the nine months ended September 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,499,678	$1,499,678	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,216	2,216	—	—
United States Contracts	(46,749)	(46,749)	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at September 30, 2014 using the fair value hierarchy:

At September 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,449,888	$1,449,888	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	33,732	33,732	—	—
United States Contracts	(83,265)	(83,265)	—	—

During the nine months ended September 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,199,914	$1,199,914	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(12,610)	(12,610)	—	—
United States Contracts	(33,683)	(33,683)	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$(17,166,305)	$10,789,747

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$(232,500)	$130,163

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$(65,604)	$(44,533)

Fair Value of Derivative Instruments Held by USMI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$(49,533)	$(46,293)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the nine months ended September 30, 2014		For the nine months ended September 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(2,758,258)		$(23,085,330)

	Change in unrealized gain (loss) on open positions		$(27,956,052)		$6,013,022

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the nine months ended September 30, 2014		For the nine months ended September 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$157,775		$(285,950)

	Change in unrealized gain (loss) on open positions		$(362,663)		$18,500

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the nine months ended September 30, 2014		For the nine months ended September 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$35,452		$(253,247)

	Change in unrealized gain (loss) on open positions		$(21,071)		$83,227

The Effect of Derivative Instruments on the Condensed Statements of Operations of USMI

		For the nine months ended September 30, 2014		For the nine months ended September 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Loss on Derivatives Recognized in Income	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized loss on closed positions	$(40,083)		$(236,824)

	Change in unrealized loss on open positions		$(3,240)		$(73,253)

NOTE 9 – SUBSEQUENT EVENTS

The Trust and each Series thereunder has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of September 30, 2014, USCI held 3,604 Futures Contracts on the NYMEX, 2,670 Futures Contracts on the ICE Futures, 1,968 Futures Contracts on the CBOT, 3,074 Futures Contracts on the CME, 790 Futures Contracts on the COMEX and 5,158 Futures Contracts on the LME, totaling 17,264 futures contracts. As of September 30, 2014, CPER held 40 Futures Contracts on the COMEX. As of September 30, 2014, USAG held 31 Futures Contracts on the ICE Futures, 10 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 31 Futures Contracts on the CBOT, totaling 74 futures contracts. As of September 30, 2014, USMI held 3 Futures Contracts on the NYMEX, 63 Futures Contracts on the LME and 11 Futures Contracts on the COMEX, totaling 77 futures contracts. For the nine months ended September 30, 2014, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the nine months ended September 30, 2014, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

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

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although The Trust Series are not registered investment companies under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to the Trust Series and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to the Trust Series and USCF, but any such further rule changes could result in additional operating efficiencies for the Trust Series and USCF.

Proposed Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. The Trust Series currently invest in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the commodity futures contracts. It is unclear at this time what the impact of money market reform would have on the Trust Series’ ability to hedge risk, however, the imposition of a floating net asset value could cause the Trust Series to limit remaining assets solely to Treasuries and cash.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). These regulations have not yet been fully implemented.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on the Trust Series.

Commodity Markets

Commodity Futures Price Movements

Nine months ended September 30, 2014

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited an upward trend during the nine months ended September 30, 2014. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	(0.16)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	(7.46)%
Bloomberg Commodity Index Total ReturnSM(2)(3)	(5.59)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(7.20)%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg
(3)	As of July, 1, 2014, Bloomberg Commodity Index Total Return fka Dow Jones-UBS Commodity Subindex Total Return

The value of the SDCI as of December 31, 2013 was 1,678.73. As of September 30, 2014, the value of the SDCI was 1,676.11, down approximately (0.16)% over the nine months ended September 30, 2014.

The return of approximately (0.16)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $56.06 and ended the period at $55.11 on September 30, 2014, a decrease of approximately ($0.95) over the period. USCI’s per share NAV reached its high for the period on June 26, 2014 at $61.13 and reached its low for the period on January 9, 2014 at $54.77. See “Tracking the SDCI” below for information about how expenses and income affect USCI’s per share NAV.

Copper Markets

Copper Futures Price Movements

Nine months ended September 30, 2014

As measured by the two major copper indexes, copper futures prices exhibited daily swings with a downward trend during the nine months ended September 30, 2014. The table below compares the total returns of the SCITR to the Dow Jones-UBS Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	(10.55)%
Bloomberg Copper Subindex Total Return(2)(3)	(11.34)%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg
(3)	As of July, 1, 2014, Bloomberg Copper Index Total Return fka Dow Jones-UBS Copper Subindex Total Return

The value of the SCITR as of December 31, 2013 was 1,114.30. As of September 30, 2014, the value of the SCITR was 996.7 down approximately (10.55)% over the nine months ended September 30, 2014.

The return of approximately (10.55)% on the SCITR listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $22.92 and ended the period at $20.33 on September 30, 2014, a decrease of approximately ($2.59) over the period. CPER’s per share NAV reached its high for the period on January 2, 2014 at $22.82 and reached its low for the period on March 13, 2014 at $19.75. See “Tracking the SCITR” for information about how expenses and income affect CPER’s per share NAV.

Agriculture Markets

Agriculture Futures Price Movements

Nine months ended September 30, 2014

As measured by the four major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with an upward trend during the nine months ended September 30, 2014. The table below compares the total returns of the SDAI to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	0.78%
S&P GSCI® Agriculture Index Total Return(2)	(17.89)%
Bloomberg Agriculture Subindex Total ReturnSM(2)(3)	(14.04)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(19.51)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg
(3)	As of July, 1, 2014, Bloomberg Agriculture Index Total Return fka Dow Jones-UBS Agriculture Subindex Total Return

The value of the SDAI as of December 31, 2013 was 324.11. As of September 30, 2014, the value of the SDAI was 326.63, up approximately 0.78% over the nine months ended September 30, 2014.

The return of approximately 0.78% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $22.79 and ended the period at $22.78 on September 30, 2014, a decrease of approximately ($0.01) over the period. USAG’s per share NAV reached its high for the period on April 29, 2014 at $27.02 and reached its low for the period on September 25, 2014 at $22.52. See “Tracking the SDAI” below for information about how expenses and income affect USAG’s per share NAV.

Metals Markets

Metals Futures Price Movements

Nine months ended September 30, 2014

As measured by the four major metals indexes listed below, metals futures prices exhibited moderate daily swings along with a downward trend during the nine months ended September 30, 2014. The table below compares the total returns of the SDMI to the three major metals indexes over this time period.

SummerHaven Metals Index Total ReturnSM(1)	(1.57)%
Rogers International Commodity Index®-Metals Total Return(2)	(3.29)%
Bloomberg Industrial Metals Subindex Total ReturnSM(2)(3)	(0.70)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Industrials Metals Total ReturnTM(2)	1.75%

(1)	The inception date for the SummerHaven Metals Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg
(3)	As of July, 1, 2014, Bloomberg Industrial Metals Subindex Total Return fka Dow Jones-UBS Industrial Metals Subindex Total Return

The value of the SDMI as December 31, 2013 was 727.17. As of September 30, 2014, the value of the SDMI was 715.76, down approximately (1.57)% over the nine months ended September 30, 2014.

The return of approximately 1.57% on the SDMI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USMI’s per share NAV began the year at $21.97 and ended the period at $21.40 on September 30, 2014, a decrease of approximately ($0.57) over the period. USMI’s per share NAV reached its high for the period on July 11, 2014 at $23.87 and reached its low for the period on September 30, 2014 at $21.40. See “Tracking the SDMI” below for information about how expenses and income affect USMI’s per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of September 30, 2014, USCI had issued 20,150,000 shares, 15,150,000 of which were outstanding. As of September 30, 2014, there were 29,850,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of September 30, 2014, CPER had issued 300,000 shares, 150,000 of which were outstanding. As of September 30, 2014, there were 29,559,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of September 30, 2014, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of September 30, 2014, there were 19,700,000 shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USMI has not registered any subsequent offerings of its shares. As of September 30, 2014, USMI had issued 200,000 shares, 100,000 of which were outstanding. As of September 30, 2014, there were 19,700,000 shares registered but not yet issued. More shares may have been issued by USMI than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2014, USCI had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC and Virtu Financial BD LLC.

As of September 30, 2014, CPER, USAG and USMI had the following authorized purchasers: Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

USCI

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Per share net asset value, end of period	$55.11	$56.16
Average daily total net assets	$663,255,824	$510,080,812
Cash deposits and investments in Treasuries	$853,017,632	$547,413,165
Interest income earned on Treasuries, cash and/or cash equivalents	$233,123	$206,472
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	93.11%	87.00%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	6.89%	13.00%
Annualized yield based on average daily total net assets	0.05%	0.05%
Total unrealized gain (loss) on Futures Contracts	$(17,166,305)	$792,122
Management fee	$4,239,580	$3,624,369
Total fees and other expenses excluding management fees	$908,481	$725,861
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$446,201	$284,139
Total commissions as annualized percentage of average total net assets	0.09%	0.07%
Commissions accrued as a result of rebalancing	$413,761	$275,996
Percentage of commissions accrued as a result of rebalancing	92.73%	97.13%
Commissions accrued as a result of creation and redemption activity	$32,440	$8,143
Percentage of commissions accrued as a result of creation and redemption activity	7.27%	2.87%

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

The decrease in the per share NAV for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to the increase in the values of the Futures Contracts held by USCI. The increase in cash assets in overnight deposits and investments in Treasuries for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was the result of USCI’s greater size as measured by total net assets.

Average interest rates earned on short-term investments held by USCI, including cash equivalents and Treasuries, were similar during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. As a result, the amount of income earned by USCI as a percentage of average total net assets was similar during the nine months ended September 30, 2014.

The increase in total fees and expenses excluding management fees for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to an increase in certain of USCI’s operating expenses. The increase in the total commissions accrued to brokers by USCI for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to an increase in the number of contracts held and traded, create activity, and transition transactions due to changing to new FCM.

CPER

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Per share net asset value, end of period	$20.33	$22.62
Average daily total net assets	$3,196,967	$2,323,114
Cash deposits and investments in Treasuries	$3,284,436	$2,240,330
Interest income earned on Treasuries, cash and/or cash equivalents	$1,115	$989
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	89.95%	90.26%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	10.05%	9.74%
Annualized yield based on average daily total net assets	0.05%	0.05%
Total unrealized gain (loss) on Futures Contracts	$(232,500)	$25,075
Management fee	$15,543	$11,294
Total fees and other expenses excluding management fees	$51,717	$70,681
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$47,378	$67,171
Expenses before allowance for the expense waiver	$67,260	$81,975
Expenses after allowance for the expense waiver	$19,882	$14,804
Total commissions accrued to brokers	$1,671	$549
Total commissions as annualized percentage of average total net assets	0.07%	0.03%
Commissions accrued as a result of rebalancing	$1,157	$549
Percentage of commissions accrued as a result of rebalancing	69.24%	100%
Commissions accrued as a result of creation and redemption activity	$514	$—
Percentage of commissions accrued as a result of creation and redemption activity	30.76%	0%

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

The decrease in the per share NAV for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to the increase in the values of the Futures Contracts held by CPER. The increase in cash assets in overnight deposits and investments in Treasuries for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was the result of CPER’s greater size as measured by total net assets.

Average interest rates earned on short-term investments held by CPER, including cash equivalents and Treasuries, were similar during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. As a result, the amount of income earned by CPER as a percentage of average total net assets was similar during the nine months ended September 30, 2014.

The decrease in total fees and expenses excluding management fees for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to an increase in certain of CPER’s operating expenses. The increase in the total commissions accrued to brokers by CPER for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to an increase in the number of contracts held and traded.

USAG

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Per share net asset value, end of period	$22.78	$23.67
Average daily total net assets	$2,471,321	$2,406,856
Cash deposits and investments in Treasuries	$2,344,885	$2,407,604
Interest income earned on Treasuries, cash and/or cash equivalents	$909	$1,036
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	91.42%	83.95%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	8.58%	16.05%
Annualized yield based on average daily total net assets	0.05%	0.06%
Total unrealized gain (loss) on Futures Contracts	$(65,604)	$35,928
Management fee	$13,237	$14,402
Total fees and other expenses excluding management fees	$27,842	$81,692
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$24,590	$77,135
Expenses before allowance for the expense waiver	$41,079	$96,094
Expenses after allowance for the expense waiver	$16,489	$18,959
Total commissions accrued to brokers	$1,465	$1,524
Total commissions as annualized percentage of average total net assets	0.08%	0.08%
Commissions accrued as a result of rebalancing	$1,465	$1,524
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	0%	0%

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

The decrease in the per share NAV for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to the increase in the values of the Futures Contracts held by USAG. The decrease in cash assets in overnight deposits and investments in Treasuries for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, occurred despite USAG’s smaller size as measured by total net assets.

Average interest rates earned on short-term investments held by USAG, including cash equivalents and Treasuries, were similar during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. As a result, the amount of income earned by USAG as a percentage of average total net assets was similar during the nine months ended September 30, 2014.

The decrease in total fees and expenses excluding management fees for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to an increase in certain of USAG’s operating expenses. The decrease in the total commissions accrued to brokers by USAG for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to an increase in the number of contracts held and traded.

USMI

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Per share net asset value, end of period	$21.40	$22.76
Average daily total net assets	$2,259,466	$2,620,463
Cash deposits and investments in Treasuries	$2,192,079	$2,307,151
Interest income earned on Treasuries, cash and/or cash equivalents	$769	$1,047
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	88.11%	81.57%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	11.89%	18.43%
Annualized yield based on average daily total net assets	0.05%	0.05%
Total unrealized gain (loss) on Futures Contracts	$(49,533)	$27,195
Management fee	$11,349	$13,720
Total fees and other expenses excluding management fees	$26,994	$81,120
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$24,017	$77,178
Expenses before allowance for the expense waiver	$38,343	$94,840
Expenses after allowance for the expense waiver	$14,326	$17,662
Total commissions accrued to brokers	$634	$643
Total commissions as annualized percentage of average total net assets	0.04%	0.05%
Commissions accrued as a result of rebalancing	$634	$546
Percentage of commissions accrued as a result of rebalancing	100%	84.91%
Commissions accrued as a result of creation and redemption activity	$—	$97
Percentage of commissions accrued as a result of creation and redemption activity	0%	15.09%

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

The decrease in the per share NAV for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to the increase in the values of the Futures Contracts held by USMI. The decrease in cash assets in overnight deposits and investments in Treasuries for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was the result of USMI’s greater size as measured by total net assets.

Average interest rates earned on short-term investments held by USMI, including cash equivalents and Treasuries, were similar during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. As a result, the amount of income earned by USMI as a percentage of average total net assets was similar during the nine months ended September 30, 2014.

The decrease in total fees and expenses excluding management fees for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to an increase in certain of USMI’s operating expenses. The decrease in the total commissions accrued to brokers by USMI for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to an increase in the number of contracts held and traded.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

USCI

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Average daily total net assets	$831,280,646	$518,908,079
Interest income earned on Treasuries, cash and/or cash equivalents	$88,478	$54,656
Annualized yield based on average daily total net assets	0.04%	0.05%
Management fee	$1,676,227	$1,242,536
Total fees and other expenses excluding management fees	$383,254	$215,850
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions as annualized percentage of average total net assets	0.11%	0.06%
Total commissions accrued to brokers	$234,602	$81,812
Commissions accrued as a result of rebalancing	$211,902	$78,933
Percentage of commissions accrued as a result of rebalancing	90.63%	96.48%
Commissions accrued as a result of creation and redemption activity	$22,700	$2,879
Percentage of commissions accrued as a result of creation and redemption activity	9.37%	3.52%

Average interest rates earned on short-term investments held by USCI, including cash equivalents and Treasuries, were similar during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. As a result, the amount of income earned by USCI as a percentage of average total net assets was similar during the three months ended September 30, 2014.

The decrease in total fees and expenses excluding management fees for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was due to a decrease in certain of USCI’s operating expenses. The increase in the total commissions accrued to brokers by USCI for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to an increase in the number of contracts held and traded, create activity and transition transactions due to changing the FCM.

CPER

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Average daily total net assets	$3,456,961	$2,202,804
Interest income earned on Treasuries, cash and/or cash equivalents	$395	$214
Annualized yield based on average daily total net assets	0.05%	0.04%
Management fee	$5,664	$3,609
Total fees and other expenses excluding management fees	$20,130	$20,288
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of expense waiver	$19,219	$19,181
Expenses before allowance for the expense waiver	$25,794	$23,897
Expenses after allowance for the expense waiver	$6,575	$4,716
Total commissions as annualized percentage of average total net assets	0.10%	0.03%
Total commissions accrued to brokers	$830	$149
Commissions accrued as a result of rebalancing	$510	$149
Percentage of commissions accrued as a result of rebalancing	61.48%	100%
Commissions accrued as a result of creation and redemption activity	$320	$—
Percentage of commissions accrued as a result of creation and redemption activity	38.52%	0%

Average interest rates earned on short-term investments held by CPER, including cash equivalents and Treasuries, were similar during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. As a result, the amount of income earned by CPER as a percentage of average total net assets was similar during the three months ended September 30, 2014.

The decrease in total fees and expenses excluding management fees for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was due to a decrease in certain of CPER’s operating expenses. The increase in the total commissions accrued to brokers by CPER for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to an increase in the number of contracts held and traded as well as create activity.

USAG

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Average daily total net assets	$2,370,700	$2,345,645
Interest income earned on Treasuries, cash and/or cash equivalents	$285	$217
Annualized yield based on average daily total net assets	0.05%	0.04%
Management fee	$3,884	$4,730
Total fees and other expenses excluding management fees	$15,980	$18,566
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of expense waiver	$15,577	$17,041
Expenses before allowance for the expense waiver	$19,864	$23,296
Expenses after allowance for the expense waiver	$4,287	$6,255
Total commissions as annualized percentage of average total net assets	0.13%	0.09%
Total commissions accrued to brokers	$763	$510
Commissions accrued as a result of rebalancing	$763	$510
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	0%	0%

Average interest rates earned on short-term investments held by USAG, including cash equivalents and Treasuries, were similar during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. As a result, the amount of income earned by USAG as a percentage of average total net assets was similar during the three months ended September 30, 2014.

The decrease in total fees and expenses excluding management fees for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was due to a decrease in certain of USAG’s operating expenses. The increase in the total commissions accrued to brokers by USAG for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to an increase in the number of contracts held and traded.

USMI

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Average daily total net assets	$2,314,926	$2,909,913
Interest income earned on Treasuries, cash and/or cash equivalents	$261	$278
Annualized yield based on average daily total net assets	0.04%	0.03%
Management fee	$3,793	$5,134
Total fees and other expenses excluding management fees	$15,458	$18,626
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of expense waiver	$14,796	$17,110
Expenses before allowance for the expense waiver	$19,251	$23,760
Expenses after allowance for the expense waiver	$4,455	$6,650
Total commissions as annualized percentage of average total net assets	0.04%	0.04%
Total commissions accrued to brokers	$248	$266
Commissions accrued as a result of rebalancing	$248	$169
Percentage of commissions accrued as a result of rebalancing	100%	63.53%
Commissions accrued as a result of creation and redemption activity	$—	$97
Percentage of commissions accrued as a result of creation and redemption activity	0%	36.47%

Average interest rates earned on short-term investments held by USMI, including cash equivalents and Treasuries, were similar during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. As a result, the amount of income earned by USMI as a percentage of average total net assets was similar during the three months ended September 30, 2014.

The decrease in total fees and expenses excluding management fees for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was due to a decrease in certain of USMI’s operating expenses. The increase in the total commissions accrued to brokers by USMI for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to an increase in the number of contracts held and traded.

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

USCI

For the 30-valuation days ended September 30, 2014, the simple average daily change in the SDCI was (0.102)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.104)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was 11.96%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to September 30, 2014, the simple average daily change in the SDCI was 0.02%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.01%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (11.020)%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USCI’s NAV and the changes in the SDCI. The first graph exhibits the daily changes for the last 30 valuation days ended September 30, 2014; the second graph measures the monthly changes from September 30, 2011 through September 30, 2014.

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

For the nine months ended September 30, 2014, the actual total return of USCI as measured by changes in its per share NAV was (1.69)%. This is based on an initial per share NAV of $56.06 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $55.11. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $55.97 as of September 30, 2014, for a total return over the relevant time period of (0.16)%. The difference between the actual per share NAV total return of USCI of (1.69)% and the expected total return based on the SDCI of (0.16)% was an error over the time period of (1.53)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

By comparison, for the nine months ended September 30, 2013, the actual total return of USCI as measured by changes in its per share NAV was (3.92)%. This was based on an initial per share NAV of $58.45 as of December 31, 2012 and an ending per share NAV as of September 30, 2013 of $56.16. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $56.67 as of September 30, 2013, for a total return over the relevant time period of (3.06)%. The difference between the actual per share NAV total return of USCI of (3.92)% and the expected total return based on the SDCI of (3.06)% was an error over the time period of (0.87)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended September 30, 2014, the simple average daily change in the SCITR was (0.131)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.133)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCITR, the average error in daily tracking by the per share NAV was (19.68)%, meaning that over this time period CPER’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to September 30, 2014, the simple average daily change in the SCITR was (0.0168)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.02)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCITR, the average error in daily tracking by the per share NAV was (5.47)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCITR. The first graph exhibits the daily changes for the last 30 valuation days ended September 30, 2014; the second graph measures the monthly changes from September 30, 2012 through September 30, 2014.

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

For the nine months ended September 30, 2014, the actual total return of CPER as measured by changes in its per share NAV was (11.30)%. This is based on an initial per share NAV of $22.92 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $20.33. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCITR, CPER would have had an estimated per share NAV of $20.50 as of September 30, 2014, for a total return over the relevant time period of (10.56)%. The difference between the actual per share NAV total return of CPER of (11.30)% and the expected total return based on the SCITR of (10.56)% was an error over the time period of (0.74)%, which is to say that CPER’s actual total return underperformed the SCITR result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCITR.

By comparison, for the nine months ended September 30, 2013, the actual total return of CPER as measured by changes in its per share NAV was (11.05)%. This is based on an initial per share NAV of $25.43 as of December 31, 2012 and an ending per share NAV as of September 30, 2013 of $22.62. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCITR, CPER would have had an estimated per share NAV of $22.83 as of September 30, 2013, for a total return over the relevant time period of (10.22)%. The difference between the actual per share NAV total return of CPER of (11.05)% and the expected total return based on the SCITR of (3.06)% was an error over the time period of (0.83)%, which is to say that CPER’s actual total return underperformed the SCITR result by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCITR.

USAG

For the 30-valuation days ended September 30, 2014, the simple average daily change in the SDAI was (0.133)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.128)%. The average daily difference was 0.005% (0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 117.41%, meaning that over this time period USAG’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to September 30, 2014, the simple average daily change in the SDAI was (0.008)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.01)%. The average daily difference was 0.0040% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 7.67%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USAG’s NAV and the changes in the SDAI. The first graph exhibits the daily changes for the last 30 valuation days ended September 30, 2014; the second graph measures the monthly changes from September 30, 2012 through September 30, 2014.

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

For the nine months ended September 30, 2014, the actual total return of USAG as measured by changes in its per share NAV was (0.04)%. This is based on an initial per share NAV of $22.79 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $22.78. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $23.37 as of September 30, 2014, for a total return over the relevant time period of 0.78%. The difference between the actual per share NAV total return of USAG of (0.04)% and the expected total return based on the SDAI of 0.78% was an error over the time period of (0.82)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

By comparison, for the nine months ended September 30, 2013, the actual total return of USAG as measured by changes in its per share NAV was (7.39)%.This was based on an initial per share NAV of $25.56 as of December 31, 2012 and an ending per share NAV as of September 30, 2013 of $23.67. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $23.85 as of September 30, 2013, for a total return over the relevant time period of (6.69)%. The difference between the actual per share NAV total return of USAG of (7.39) and the expected total return based on the SDAI of (6.69)% was an error over the time period of (5.077)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

USMI

For the 30-valuation days ended September 30, 2014, the simple average daily change in the SDMI was (0.247)%, while the simple average daily change in the per share NAV of USMI over the same time period was (0.252)%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDMI, the average error in daily tracking by the per share NAV was (0.576)%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USMI’s shares to the public on June 19, 2012 to September 30, 2014, the simple average daily change in the SDMI was (0.018)%, while the simple average daily change in the per share NAV of USMI over the same time period was (0.022)%. The average daily difference was 0.0040% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDMI, the average error in daily tracking by the per share NAV was (3.804)%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in USMI’s NAV and the changes in the SDMI. The first graph exhibits the daily changes for the last 30 valuation days ended September 30, 2014 the second graph measures the monthly changes from September 30, 2012 through September 30, 2014.

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

For the nine months ended September 30, 2014, the actual total return of USMI as measured by changes in its per share NAV was (2.59)%. This is based on an initial per share NAV $21.97 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $21.40. During this time period, USMI made no distributions to its shareholders. However, if USMI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDMI, USMI would have had an estimated per share NAV of $21.97 as of September 30, 2014, for a total return over the relevant time period of (1.55)%. The difference between the actual per share NAV total return of USMI of (2.59)% and the expected total return based on the SDMI of (1.55)% was an error over the time period of (1.05)%, which is to say that USMI’s actual total return underperformed the SDMI over the time period. USMI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USMI to track slightly lower than daily changes in the price of the SDMI.

By comparison, for the nine months ended September 30, 2013, the actual total return of USMI as measured by changes in its per share NAV was (14.02)%. This was based on an initial per share NAV of $26.47 as of December 31, 2012 and an ending per share NAV as of September 30, 2013 of $22.76. During this time period, USMI made no distributions to its shareholders. However, if USMI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDMI, USMI would have had an estimated per share NAV of $22.98 as of September 30, 2013, for a total return over the relevant time period of (13.18)%. USMI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USMI to track slightly lower than daily changes in the price of the SDMI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently three factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the nine months ended September 30, 2014. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

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

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2014, none of the Trust Series held any Other Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Table 1

Commodity	Designated Contract	Exchange	Units	Quote

Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton
Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton
Coffee	Coffee “C”	ICE-US	37,500 lbs	U.S. cents/pound
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound
Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel
Cotton	Cotton	ICE-US	50,000 lbs	U.S. cents/pound
Crude Oil (WTI)	Light, Sweet Crude Oil	NYMEX	1,000 barrels	USD/barrel
Crude Oil (Brent)	Crude Oil	ICE-UK	1,000 barrels	USD/barrel
Gas Oil	Gas Oil	ICE-UK	100 metric tons	USD/metric ton
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.
Diesel-Heating Oil	Diesel-Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon
Lead	Lead	LME	25 metric tons	USD/metric ton

Commodity	Designated Contract	Exchange	Units	Quote

Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound
Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound
Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound
Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton
Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.
Silver	Silver	COMEX	5,000 troy oz.	U.S. cents/troy oz.
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel
Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton
Soybean Oil	Soybean Oil	CBOT	60,000 lbs.	U.S. cents/pound
Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound
Tin	Tin	LME	5 metric tons	USD/metric ton
Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending	NYMEX	42,000 gallons	U.S. cents/gallon
Wheat	Wheat	CBOT	5,000 bushels	U.S. cents/bushel
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton

Table 2

Commodity Symbol	Commodity Name	Sector	Allowed Contracts	Max. Tenor

CO	Brent Crude	Energy	All 12 Calendar Months	12
CL	Crude Oil	Energy	All 12 Calendar Months	12
QS	Gas Oil	Energy	All 12 Calendar Months	12
HO	Diesel-Heating Oil	Energy	All 12 Calendar Months	12
NG	Natural Gas	Energy	All 12 Calendar Months	12
XB	RBOB	Energy	All 12 Calendar Months	12
FC	Feeder Cattle	Livestock	Jan, Mar, Apr, May, Aug, Sep, Oct, Nov	5
LH	Lean Hogs	Livestock	Feb, Apr, Jun, Jul, Aug, Oct, Dec	5
LC	Live Cattle	Livestock	Feb, Apr, Jun, Aug, Oct, Dec	5
BO	Soybean Oil	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7
C	Corn	Grains	Mar, May, Jul, Sep, Dec	12
S	Soybeans	Grains	Jan, Mar, May, Jul, Aug, Sep, Nov	12
SM	Soymeal	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7
W	Wheat (Soft Red Winter)	Grains	Mar, May, Jul, Sep, Dec	7
LA	Aluminum	Industrial Metals	All 12 Calendar months	12
HG	Copper	Industrial Metals	All 12 Calendar Months	12
LL	Lead	Industrial Metals	All 12 Calendar Months	7
LN	Nickel	Industrial Metals	All 12 Calendar Months	7
LT	Tin	Industrial Metals	All 12 Calendar Months	7
LX	Zinc	Industrial Metals	All 12 Calendar Months	7
GC	Gold	Precious Metals	Feb, Apr, Jun, Aug, Oct, Dec	12
PL	Platinum	Precious Metals	Jan, Apr, Jul, Oct	5
SI	Silver	Precious Metals	Mar, May, Jul, Sep, Dec	5
CC	Cocoa	Softs	Mar, May, Jul, Sep, Dec	7
KC	Coffee	Softs	Mar, May, Jul, Sep, Dec	7
CT	Cotton	Softs	Mar, May, Jul, Dec	7
SB	Sugar	Softs	Mar, May, Jul, Oct	7

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of September 30, 2014.

USCI Sector Weights

as of September 30, 2014

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from December 31, 2004 through September 30, 2014.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the tables below reflect how the SDCI would have performed from December 31, 2004 through September 30, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from December 31, 2004 through September 30, 2014

Year	Ending Level*	Annual Return
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014 (YTD)	1,676.11	(0.16)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM Year-Over-Year

Hypothetical Total Returns (9/30/2004-9/30/2014 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2014.

	Hypothetical and Historical Results for the period from
	December 31,1997 through September 30, 2014
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	55%	46%	316%	645%
Average Annual return (total)	4.53%	5.88%	10.93%	14.49%
Annualized volatility	16.83%	23.01%	19.01%	15.50%
Annualized Sharpe ratio	0.13	0.15	0.44	0.77

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through September 30, 2014 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM(BCOMTR), (formerly known as, Dow Jones-UBS Commodity Subindex Total Return as of July 1, 2014) and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, diesel-heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between September 30, 2004 and September 30, 2014.

10 Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2004-9/30/2014)

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

5 Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2009-9/30/2014)

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCITR as of September 30, 2014.

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

Hypothetical Performance of the SCITR

The table and chart below show the hypothetical performance of the SCITR from December 31, 2004 through September 30, 2014.

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

Since the SCITR was launched on November 4, 2010, there is no actual performance history of the SCITR to present. However, the components of the SCITR and the weighting of the components of the SCITR are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the tables below reflects how the SCITR would have performed from December 31, 2004 through September 30, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCITR. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCITR for the period from December 31, 2004 through September 30, 2014

Year	Ending Level*	Annual Return
2004	310.819	48.40%
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,223.150	5.04%
2013	1,114.30	(8.90)%
2014 (YTD)	996.7	(10.55)%

* The “base level” for the SCITR was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCITR on the last trading day of each year and is used to illustrate the cumulative performance of the SCITR.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (9/30/2004-9/30/2014 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCITR in comparison with the actual total return of a major index from December 31, 1997 through September 30, 2014.

	Hypothetical and Historical Results for the period from
	December 31,1997 through September 30, 2014
	BCOMHGTR	Spot Copper (less storage)	SCI TR
Total return	332%	144%	536%
Average Annual return (total)	15.71%	11.71%	18.76%
Annualized volatility	27.57%	26.57%	26.93%
Annualized Sharpe ratio	0.48	0.35	0.60

Source: SummerHaven Indexing, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCITR from December 31, 1997 through September 30, 2014 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM(BCOMHGTR), (formerly known as Dow Jones-UBS Copper Subindex Total Retunr as of July 1, 2014) and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCITR’s calculation methodology with historical prices for the futures contracts comprising the SCITR. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCITR. As a result, there are inherent limitations in comparing such performance against the SCITR. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCITR in comparison with the actual total return of a major index and spot copper prices (less storage cost) between September 30, 2004 and September 30, 2014.

10 Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOMHGTR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (9/30/2004-9/30/2014)

Source: SummerHaven Indexing, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCITR in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOMHGTR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (9/30/09-9/30/14)

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the SDAI as of September 30, 2014.

SDAI Commodity Weights

as of September 30, 2014

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

The table and chart below show the hypothetical performance of the SDAI from December 31, 2004 through September 30, 2014.

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

Since the SDAI was launched on September 23, 2010, there is no actual performance history of the SDAI to present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the tables below reflects how the SDAI would have performed from December 31, 2004 through September 30, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2004 through September 30, 2014

Year	Ending Level*	Annual Return
2004	213.353	5.88%
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.610	3.39%
2013	324.11	(10.12)%
2014 (YTD)	326.63	0.78%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (9/30/2004-9/30/2014 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through September 30, 2014.

	Hypothetical and Historical Results for the period from
	December 31,1997 through September 30, 2014
	BCOM Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	(32)%	(61)%	(16)%	52%
Average Annual return (total)	(0.68)%	(3.76)%	0.29%	3.25%
Annualized volatility	20.52%	21.26%	19.61%	15.46%
Annualized Sharpe ratio	(0.14)	(0.29)	(0.11)	0.08

The table above shows the performance of the SDAI from December 31, 1997 through September 30, 2014 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Agriculture Subindex Total ReturnSM, (formerly known as Dow Jones-UBS Agriculture Total Return Subindex Total Return as of July 1, 2014) and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Subindex Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI Total Return Index is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through September 30, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes between September 30, 2004 and September 30, 2014.

10 Year Comparison of Index Returns of the BCOM Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(9/30/04-9/30/14)

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

(9/30/09-9/30/14)

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

The following graph shows the metal weights of the metals selected for inclusion in the SDMI as of September 30, 2014.

SDMI Commodity Weights

as of September 30, 2014

Contract Selection

For each metal in the SDMI, the index selects a specific Benchmark Component Metals Futures Contract with a tenor (i.e., contract month) among the eligible tenors (the range of contract months) based upon the relative prices of the Benchmark Component Metals Futures Contract within the eligible range of contract months. The previous notwithstanding, the contract expiration is not changed for that month if a Benchmark Component Metals Futures Contract remains in the SDMI, as long as the contract does not enter expire or enter its notice period in the subsequent month

Portfolio Construction

The portfolio rebalancing takes place during the Rebalancing Period. At the end of each of the days in the Rebalancing Period one fourth of the prior month portfolio positions are replaced by the new metals weights for the Benchmark Component Metals Futures Contract determined on the Selection Date.

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

The table and chart below show the hypothetical performance of the SDMI from December 31, 2004 through September 30, 2014.

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

Since the SDMI was launched on September 23, 2010, there is no actual performance history of the SDMI to present. However, the components of the SDMI and the weighting of the components of the SDMI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the tables below reflects how the SDMI would have performed from December 31, 2004 through September 30, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDMI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2004 through September 30, 2014

Year	Ending Level*	Annual Return
2004	262.652	23.42%
2005	347.386	32.26%
2006	589.403	69.67%
2007	669.439	13.58%
2008	425.151	(36.49)%
2009	735.929	73.10%
2010	975.580	32.56%
2011	823.695	(15.57)%
2012	865.680	5.10%
2013	727.17	(16.00)%
2014 (YTD)	715.76	(1.57)%

*	The “base level” for the SDMI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

SummerHaven Dynamic Metals Index Year-Over-Year

Hypothetical Total Returns (9/30/2004-9/30/2014 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDMI in comparison with the actual total return of three major indexes between December 31, 1997 and September 30, 2014.

	Hypothetical and Historical Results for the period from
	December 31,1997 through September 30, 2014
	BCOM IN TR	RICI Metals TR	DB LCI OY Industrial Metals TR	SDMI TR
Total return	138%	305%	212%	467%
Average Annual return (total)	10.23%	11.75%	12.31%	14.34%
Annualized volatility	22.46%	18.37%	21.25%	19.32%
Annualized Sharpe ratio	0.43	0.58	0.55	0.69

The table above shows the performance of the SDMI from December 31, 1997 through September 30, 2014 in comparison with three traditional metals indices: the Rogers International Commodity Index® — Metals Total Return, Bloomberg Industrial Metals Subindex Total Return,SM (BCOMINTR), (formerly known as Dow Jones-UBS Industrial Metals Total Return Sub-indexSM and the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM. The Rogers International Commodity Index® — Metals Total Return is an index of ten metals commodity futures contracts, representing commodities consumed in the global economy and is a sub-index of the Rogers International Commodity Index. The Bloomberg Industrial Metals Subindex Total Return SM is currently composed of four futures contracts on industrial metals, three of which (aluminum, nickel and zinc) are traded on the London Metal Exchange and the other of which (copper) is traded on the COMEX division of the New York Mercantile Exchange. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM is designed to reflect the performance of certain futures contracts on aluminum, copper and zinc. The data for the SDMI Total Return Index is derived by using the SDMI’s calculation methodology with historical prices for the futures contracts comprising the SDMI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDMI. As a result, there are inherent limitations in comparing the performance of such indices against the SDMI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USMI is not responsible for any information found on such websites, and such information is not part of this prospectus.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but management believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDMI in comparison with the actual total return of three major indexes between September 30, 2004 and September 30, 2014.

10 Year Comparison of Index Returns of the BCOM IN TR,

RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI TR

(9/30/04-9/30/14)

Source: SummerHaven Index Management, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDMI in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the BCOM IN TR,

RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI TR

(9/30/09-9/30/14)

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at its custodian bank and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2014, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2014, each Trust Series used other assets to pay expenses, which could cause a decrease in its NAV over time. To the extent expenses exceed income, each Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2014 September 30, 2014, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. An FCM, when acting on behalf of each Trust Series in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2014, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the nine months ended September 30, 2014, CPER did not make investments on any foreign exchanges. During the nine months ended September 30, 2014, the only foreign exchange on which USAG made investments was the ICE Futures. Those Futures Contracts are denominated in U.S. dollars. During the nine months ended September 30, 2014, the only foreign exchange on which USMI made investments was the LME. Those Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2014, each of USCI, CPER, USAG and USMI held cash deposits and investments in Treasuries in the amount of $853,017,632, $3,284,436, $2,344,885 and $2,192,079, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2014, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of September 30, 2014 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2014, FCM fees were approximately 0.07% of average daily total net assets for USCI, approximately 0.06% of average daily total net assets for CPER, approximately 0.06% of average daily total net assets for USAG and approximately 0.03% of average daily total net assets for USMI. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least December 31, 2014. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 in Item 1 of this quarterly report on Form 10-Q.

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

As of September 30, 2014, USCI’s portfolio consisted of 17,264 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 40 Futures Contracts traded on the COMEX, USAG’s portfolio consisted of 74 Futures Contracts traded on the Futures Exchanges and USMI’s portfolio consisted of 77 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s, USAG’s and USMI’s current holdings, please see the Trust Series’ website at www.unitedstatescommodityfunds.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER, USAG and USMI during the nine months ended September 30, 2014.

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

During the nine month reporting period ended September 30, 2014, each Trust Series limited its over-the-counter activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014, and the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed on August 11, 2014, except for a replacement of an existing risk factor with the replacement of the first risk factor set forth below and the addition of the second risk factor set forth below.

USCF is leanly staffed and relies heavily on key personnel to manage the Trust and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as the Trust and has been managing such investment vehicles since April 2006. In managing and directing the day-to-day activities and affairs of the Trust, USCF relies heavily on Messrs. Howard Mah and John Hyland. On October 13, 2014, Mr. Hyland tendered his resignation to USCF effective May 1, 2015. In order to ensure an orderly transition, Mr. Hyland will remain as the Chief Investment Officer of USCF until May 1, 2015. The management of USCF intends to find a replacement for Mr. Hyland prior to his departure. However, if a suitable replacement for Mr. Hyland is not found prior to Mr. Hyland’s departure, or if Mr. Mah were to leave or be unable to carry out his present responsibilities and a suitable replacement were not found for Mr. Mah, the departure of either or both individuals may have a material adverse effect on the management, operations and/or financial results of the Trust.

The Fifth Amended and Restated Limited Liability Company Agreement of USCF (the “LLC Agreement”) provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is a closely-held private company where the majority of shares has historically been voted by one person.

USCF’s Board of Directors currently consists of three Management Directors, each of whom are shareholders of USCF’s parent, Wainwright Holdings, Inc. (“Wainwright”), and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright, which is the sole member of USCF. Wainwright is a privately held company in which the majority of shares are held by or on behalf of Nicholas D. Gerber and his immediate family members (the “Gerber Family”). Historically, shares of Wainwright have been voted by, and on behalf of, the Gerber Family by Nicholas D. Gerber, and it is anticipated that such trend will continue in the future. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and the Trust, including their regulatory obligations.

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.

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

Date: November 10, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 10, 2014

