Form 10-K
period 2014-12-31
United States Commodity Index Funds Trust
filed 2015-03-16
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2014 and the number of outstanding shares of each series of the registrant as of March 11, 2015 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2014	Number of Outstanding Shares as of March 11, 2015
United States Agriculture Index Fund	$2,561,872	100,000
United States Commodity Index Fund	657,726,697	15,150,000
United States Copper Index Fund	4,285,143	100,000
United States Metals Index Fund	2,339,883	50,000
Total	$666,913,595	15,400,000

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I

Item 1.	Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into four separate series (each series, a “Trust Series” and collectively, the “Trust Series”). As of December 31, 2014, the Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012 and the United States Metals Index Fund (“USMI”), a commodity pool formed on November 26, 2010 and first made available to the public on June 19, 2012. On January 30, 2015, USCF as the sponsor of the Trust and its series USMI announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the Securities and Exchange Commission (“SEC”). USCF has submitted written notice to the NYSE Arca, Inc. (“NYSE Arca”) of its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

Shares of USMI will cease trading on the NYSE Arca and will be closed to purchase by investors as of the close of regular trading on the NYSE Arca on March 18, 2015 (the “Closing Date”). On March 18, 2015, USMI will cease accepting orders for Creation Baskets and Redemption Baskets. The Trust will file a post-effective amendment to the registration statement on behalf of USMI to terminate the offering of registered and unsold shares of USMI. The post-effective amendment to the registration statement will be effective on March 18, 2015.

Shareholders may sell shares of USMI prior to the Closing Date and customary brokerage charges, or Redemption Basket charges, as the case may be, may apply to these transactions. From March 18, 2015 through about March 25, 2015 (the “Liquidation Date”) there is no assurance that there will be a market for shares of USMI. Between the Closing Date and the Liquidation Date, USMI will be in the process of closing down and liquidating its portfolio. This process will result in USMI increasing its cash holdings and, as a consequence, not tracking its index, the SummerHaven Metals Index Total ReturnSM, which may not be consistent with USMI’s investment objective and strategy.

On or about the Liquidation Date, USMI will liquidate its assets and distribute cash pro rata to all remaining shareholders who have not previously redeemed or exchanged their shares. These distributions are taxable events. Once the distributions are complete, USMI will terminate.

USCF has determined that USMI could not continue its business and operations in an economically efficient manner due to USMI’s inability to attract sufficient assets, thereby hindering its ability to operate efficiently.

USCF intends to file a post-effective amendment on behalf of the Trust and USMI to terminate the offering of the registered and unsold shares of USMI. The NYSE Arca will file a Form 25 with the SEC to affect the withdrawal of the listing of USMI from the NYSE Arca. Delisting from the NYSE Arca will become effective 10 days after the filing date of the Form 25. Provided that USMI continues to meet the applicable legal requirements, USCF intends to file a Form 15 on behalf of the Trust and USMI with the SEC in early April 2015 to suspend the Trust’s duty to include USMI on its reports under Sections 13(a) and 15(d) of the Exchange Act. USMI expects the termination of registration will become effective 90 days after the date of the filing of the Form 15 with the SEC.

The Trust and Trust Series maintain their main business offices at 1999 Harrison Street, Suite 1530, Oakland, CA 94612. USCI, CPER and USAG each issues shares (“shares”) that may be purchased and sold on the NYSE Arca. The Trust and each Trust Series operate pursuant to the terms of the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement dated as of March 22, 2013, as amended from time to time, (the “Trust Agreement”), which grants full management control to their sponsor, United States Commodity Funds LLC (“USCF”).

USCI’s Investment Objective

USCI invests in futures contracts for commodities that are currently traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (the NYMEX, ICE Futures, CBOT, CME, LME, Comex and other foreign exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other nonexchange traded (“over-the-counter”) transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. Futures Contracts and Other Commodity-Related Investments collectively are referred to as “Commodity Interests.”

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by Bloomberg, L.P. (“Bloomberg”). USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI’s shares began trading on August 10, 2010. As of December 31, 2014, USCI held 657 Futures Contracts on the NYMEX, 2,553 Futures Contracts on the ICE Futures, 5,487 Futures Contracts on the CBOT, 2,861 Futures Contracts on the CME, 5,001 Futures Contracts on the LME and 430 Futures Contracts on the COMEX.

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “SCI”), less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts (as defined below) that comprise the SCI or the prices of any particular group of Futures Contracts. CPER will not seek to achieve a stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Copper-Related Investments (as defined below). The SCI is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts. The SCI is owned and maintained by SHIM and calculated and published by the NYSE Arca. The SCI is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.”

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

CPER’s shares began trading on November 15, 2011. As of December 31, 2014, CPER held 40 Futures Contracts on the COMEX.

USAG’s Investment Objective

The investment objective of USAG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”), less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the SDAI or the prices of any particular group of Futures Contracts. USAG will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Agriculture-Related Investments (as defined below). The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SHIM and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the SDAI are traded on ICE Future US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The SDAI is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.” The relative weighting of the Benchmark Component Agriculture Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Agriculture Futures Contracts developed by SHIM.

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

USAG’s shares began trading on April 13, 2012. As of December 31, 2014, USAG held 41 Futures Contracts on the ICE Futures, 8 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 31 Futures Contracts on the CBOT.

USMI’s Investment Objective

Prior to USMI’s cessation of trading, scheduled for March 18, 2015, the investment objective of USMI was for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Metals Index Total ReturnSM (the “SDMI”), less USMI’s expenses. The SDMI is owned and maintained by SHIM and calculated and published by the NYSE Arca. Futures contracts for the metals in the SDMI that are traded on the NYMEX, the LME and COMEX are collectively referred to herein as “Eligible Metals Futures Contracts.” The SDMI is comprised of 10 Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Metals Futures Contracts that at any given time make up the SDMI are referred to herein as “Benchmark Component Metals Futures Contracts.” The relative weighting of the Benchmark Component Metals Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Metals Futures Contracts developed by SHIM.

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

USMI’s shares began trading on June 19, 2012 and ceased trading on March 18, 2015. USMI’s assets were liquidated by March 25, 2015. As of December 31, 2014, USMI held 2 Futures Contracts on the NYMEX, 73 Futures Contracts on the LME and 12 Futures Contracts on the COMEX.

Other Defined Terms – Trust Series

The SDCI, the SCI, the SDAI and the SDMI are referred to throughout this annual report on Form 10-K collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts and Benchmark Component Agriculture Futures Contracts are referred to throughout this annual report on Form 10-K collectively as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments, Other Copper-Related Investments and Other Agriculture-Related Interests are referred to throughout this annual report on Form 10-K collectively as “Other Related Investments.”

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, CA 94612. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of a majority of Wainwright’s shares. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the Stock Split Index Fund, as series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a Swaps Firm on August 8, 2013.

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

USCF is required to evaluate the credit risk of each Trust Series to the futures commission merchant (“FCM”), oversee the purchase and sale of each Trust Series’ shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of each Trust Series and manage each Trust Series’ investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for each Trust Series (the “Marketing Agent”), Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for each Trust Series, and SummerHaven Investment Management, LLC (“SummerHaven”), which serves as the commodity trading advisor for USCI, CPER, USAG and USMI.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of three management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to the terms of the Fifth Amended and Restated Limited Liability Company Agreement of USCF, dated as of July 22, 2011 (as amended from time to time, the “LLC Agreement”). Through its Management Directors, USCF manages the day-to-day operations of each Trust Series. The Board has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

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

How USMI Sought to Achieve Its Investment Objective.  Prior to the cessation of trading scheduled for March 18, 2015, USMI sought to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. After fulfilling the collateral requirements with respect to its Metals Interests, USMI invested the remainder of its proceeds from the sale of creation baskets in Treasuries or cash equivalents, and/or merely held such assets in cash (generally in interest-bearing accounts).

The anticipated dates on which USCI, USAG, and CPER’s positions in Applicable Interests will be rebalanced on a monthly basis are posted on such Trust Series’ website at www.unitedstatescommodityfunds.com, and are subject to change without notice.

USCF employs a “neutral” investment strategy in order to track changes in the Applicable Index regardless of whether the Applicable Index goes up or goes down. A Trust Series’ “neutral” investment strategy is designed to permit investors generally to purchase and sell a Trust Series’ shares for the purpose of investing indirectly in the applicable commodities market in a cost-effective manner, and/or to permit participants in the applicable commodities or other industries to hedge the risk of losses in their applicable commodity-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodities market and/or the risks involved in hedging may exist. In addition, an investment in a Trust Series involves the risks that the daily changes in the price of the Trust Series’ shares, in percentage terms, will not accurately track the daily changes in the Applicable Index, in percentage terms, and that daily changes in the Applicable Index, in percentage terms, will not closely correlate with daily changes in the spot prices of the applicable commodities underlying the Applicable Benchmark Component Futures Contracts, in percentage terms.

Each Trust Series’ investment objective is for the daily changes in percentage terms of its per share NAV to reflect the daily changes in percentage terms of the Applicable Index, not to have the market price of its shares match, dollar for dollar, changes in the price of the Applicable Index or the applicable commodities underlying the Applicable Benchmark Component Futures Contracts that make up the Applicable Index. Contango and backwardation may impact the total return on investment in shares of a Trust Series relative to a hypothetical direct investment in the commodities underlying the Applicable Benchmark Component Futures Contracts that make up the Applicable Index and, in the future, it is likely that the relationship between the market prices of a Trust Series’ shares and changes in the spot prices of the commodities underlying the Applicable Benchmark Component Futures Contracts that make up the Applicable Index could be impacted by contango and backwardation. It is important to note that this comparison ignores the potential costs associated with physically owning and storing commodities, which could be substantial. For a more in-depth discussion of the impact of contango and backwardation, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

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

A Trust Series’ total portfolio composition is disclosed on the applicable Trust Series’ website on each business day that the NYSE Arca is open for trading. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see www.unitedstatescommodityfunds.com. USMI’s current holdings will be available on the same site up until the cessation of trading at the close of the NYSE Arca on March 18, 2015. The website disclosure of portfolio holdings for each Trust Series is made daily and includes, as applicable, the name and value of each Applicable Benchmark Component Futures Contract, the specific types and values of Other Related Investments and characteristics of such Other Related Investments, the name and value of each Treasury and cash equivalent, and the amount of cash held in each Trust Series, as applicable. Each Trust Series’ website is publicly accessible at no charge. Each Trust Series’ assets used for margin and collateral are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The shares issued by a Trust Series may only be purchased by Authorized Participants and only in blocks of 50,000 shares called Creation Baskets through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Participants may redeem shares and only in blocks of 50,000 shares called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual per share NAV calculated at the end of the business day when a request for a purchase or redemption is received by the applicable Trust Series. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Applicable Benchmark Component Futures Contracts, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of each trading day.

While each Trust Series only issues shares in Creation Baskets, shares are listed on the NYSE Arca and investors may purchase and sell shares at market prices like any security.

What is the Investment Strategy for each Trust Series?

In managing a Trust Series’ assets, USCF does not use a technical trading system that automatically issues buy and sell orders, other than to address monthly changes in the Applicable Benchmark Component Futures Contracts, on a percentage basis. Instead, each time one or more baskets are purchased or redeemed, USCF will purchase or sell Applicable Interests with an aggregate market value that approximates the amount of Treasuries and/or cash received or paid upon the purchase or redemption of the basket(s).

Each Trust Series endeavors to place trades in Applicable Interests and otherwise manage its investments so that “A” will be within plus/minus ten percent (10%) of “B”, where:

•	A is the average daily percentage change in such Trust Series’ per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which the Trust Series calculates its per share NAV; and

•	B is the average daily percentage change in the price of the Applicable Index over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in each Trust Series’ share price on the NYSE Arca on a percentage basis to closely track the daily changes in such Trust Series’ per share NAV on a percentage basis. USCF believes that the net effect of this expected relationship and the expected relationship described above between a Trust Series’ per share NAV and the Applicable Index will be that the daily changes in the price of a Trust Series’ shares on the NYSE Arca on a percentage basis will closely track the daily changes in the Applicable Index on a percentage basis, less such Trust Series’ expenses. While the Applicable Index is composed of Applicable Benchmark Component Futures Contracts and is therefore a measure of the prices of the applicable commodities comprising the Applicable Index for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the Applicable Index and the cash or spot prices of the commodities underlying the Applicable Benchmark Component Futures Contracts.

Commodity Interests.  The specific Commodity Interests purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USCI’s investments. While USCF has made significant investments in Benchmark Component Futures Contracts on the Futures Exchanges, for various reasons, including the ability to enter into the precise amount of exposure to the commodities market and position limits on Futures Contracts, it may also invest in economically equivalent Futures Contracts other than those that compose the Benchmark Component Futures Contracts and Other Commodity-Related Investments. To the extent that USCI invests in Other Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Futures Contracts, including cleared swaps that satisfy such criteria, and then to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or more commonly referred to as the “OTC market”). If USCI is required by law or regulation, or by one of its regulators, including a Futures Exchange, to reduce its position in one or more Benchmark Component Futures Contracts to the applicable position limit or to a specified accountability level, a substantial portion of USCI’s assets could be invested in Other Commodity-Related Investments that are intended to replicate the return on the SDCI or particular Benchmark Component Futures Contracts. As USCI’s assets reach higher levels, USCI is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in Other Commodity-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity-Related Investments include those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of regulation on USCI’s ability to invest in OTC transactions and cleared swaps.

Copper Interests.  The specific Copper Interests purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of CPER’s investments. USCF anticipates, particularly while CPER has lesser amounts of assets, that it will make significant investments in Benchmark Component Copper Futures Contracts on the COMEX. In addition, for various reasons, including the ability to enter into the precise amount of exposure to the copper market or due to market conditions regarding liquidity or pricing of differing futures contracts, it may invest in other exchange-traded futures contracts that are economically identical or substantially similar to, the Benchmark Component Copper Futures Contracts. USCF further anticipates that as CPER grows larger, due to position limits on futures contracts or other regulatory requirements limiting CPER’s holdings, and market conditions, it may also invest in Other Copper-Related Investments. To the extent that CPER invests in Other Copper-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Copper Futures Contracts. In considering the use of Other Copper-Related Investments, USCF anticipates that it would first make use of swaps that clear through derivatives clearing organizations that satisfy CPER’s criteria if such swaps are available with respect to the Benchmark Component Copper Futures Contracts or the copper futures contracts included in the SCI. Then, and to a lesser extent, it would invest in other types of contracts, instruments and swaps, including uncleared swaps in the OTC market. If CPER is required by law or regulation, or by one of its regulators, including the COMEX, to reduce its position in one or more Benchmark Component Copper Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Copper-Related Investments, a substantial portion of CPER’s assets could be invested in accordance with such priority in Other Copper-Related Investments that are intended to replicate the return on the SCI or particular Benchmark Component Copper Futures Contracts. As CPER’s assets reach higher levels, CPER is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Copper-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause CPER to invest in Other Copper-Related Investments include those allowing CPER to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of regulation on CPER’s ability to invest in OTC transactions and cleared swaps.

Agriculture Interests.  The specific Agriculture Interests purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of USAG’s investments. USCF anticipates, particularly while USAG has lesser amounts of assets, that it will make significant investments in Benchmark Component Agriculture Futures Contracts on ICE Futures US, ICE Futures Canada, CBOT, KCBT and the CME. In addition, for various reasons, including the ability to enter into the precise amount of exposure to the agricultural commodities market or due to market conditions regarding liquidity or pricing of differing futures contracts, it may invest in other exchange-traded futures contracts that are economically identical or substantially similar to, the Benchmark Component Agriculture Futures Contracts. USCF further anticipates that as USAG grows larger, due to position limits on futures contracts or other regulatory requirements limiting USAG’s holdings, and market conditions, it may also invest in Other Agriculture-Related Investments. To the extent that USAG invests in Other Agriculture-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Agriculture Futures Contracts. In considering the use of Other Agriculture-Related Investments, USCF anticipates that it would first make use of swaps that clear through derivatives clearing organizations that satisfy USAG’s criteria if such swaps are available with respect to the Benchmark Component Agriculture Futures Contracts or the agricultural commodity futures contracts included in the SDAI. Then, and to a lesser extent, it would invest in other types of contracts, instruments and swaps, including uncleared swaps in the OTC market. If USAG is required by law or regulation, or by one of its regulators, including ICE Futures US, ICE Futures Canada, CBOT, KCBT or the CME, to reduce its position in one or more Benchmark Component Agriculture Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Agriculture-Related Investments, a substantial portion of the USAG’s assets could be invested in accordance with such priority in Other Agriculture-Related Investments that are intended to replicate the return on the SDAI or particular Benchmark Component Agriculture Futures Contracts. As the USAG’s assets reach higher levels, USAG is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Agriculture-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USAG to invest in Other Agriculture-Related Investments include those allowing USAG to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Regulation” in this Annual Report on Form 10-K for a discussion of the potential impact of regulation on USAG’s ability to invest in OTC transactions and cleared swaps.

Metals Interests.  USMI has not purchased any Metals Interests since its inception of trading and does not anticipate holding any Metals Interests from the date of this annual report on Form 10-K, to USMI’s cessation of trading on the close of trading on the NYSE Arca on March 18, 2015.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2014, USCI held 657 Futures Contracts on the NYMEX, 2,553 Futures Contracts on the ICE Futures, 5,487 Futures Contracts on the CBOT, 2,861 Futures Contracts on the CME, 5,001 Futures Contracts on the LME and 430 Futures Contracts on the COMEX. CPER held 40 Futures Contracts on the COMEX. USAG held 41 Futures Contracts on the ICE Futures, 8 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 31 Futures Contracts on the CBOT. USMI held 2 Futures Contracts on the NYMEX, 73 Futures Contracts on the LME and 12 Futures Contracts on the COMEX. For the year ended December 31, 2014, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2014, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter, DCMs, SEFs as well as non-U.S. located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a ten percent (10%) or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect the Trust Series, but it may be substantial and adverse. By way of example, the aggregation rules in combination with the Position Limit Rules may negatively impact the ability of the Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of each Trust Series. See “The Commodity Interest Markets – Regulation” in this annual report on Form 10-K for additional information.

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

What is the SDCI?

The SDCI was developed based upon academic research by Yale University professors Gary B. Gorton and K. Geert Rouwenhorst, and Hitotsubashi University professor Fumio Hayashi. The SDCI is designed to reflect the performance of a fully margined or collateralized portfolio of 14 commodity futures contracts with equal weights, selected each month from a universe of 27 eligible commodity futures contracts. The SDCI is rules-based and rebalanced monthly based on observable price signals. In this context, the term “rules-based” is meant to indicate that the composition of the SDCI in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that relate to the commodities that are eligible to be included in the SDCI. Such formulas are not subject to adjustment based on other factors. The overall return on the SDCI is generated by two components: (i) uncollateralized returns from the commodity futures contracts comprising the SDCI and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S. Department of the Treasury. SHIM is the owner of the SDCI.

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

Prior to the end of each month, SHIM determines the composition of the SDCI and provides such information to Bloomberg. Values of the SDCI are computed by Bloomberg and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily SDCI value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDCITR:IND.” Only settlement and last-sale prices are used in the SDCI’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying SDCI may lag its theoretical value. This tendency to lag is evident at the end of the day when the SDCI value is based on the settlement prices of the Benchmark Component Futures Contracts, and explains why the underlying SDCI often closes at or near the high or low for the day.

Composition of the SDCI

The composition of the SDCI on any given day, as determined and published by SHIM, is determinative of the benchmark for USCI. However, it is not possible to anticipate all possible circumstances and events that may occur with respect to the SDCI and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the SDCI that cannot be adequately reflected in this description of the SDCI. All questions of interpretation with respect to the application of the provisions of the SDCI methodology, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SHIM.

Contract Expirations

Because the SDCI is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the SDCI for each commodity during a given year are designated by SHIM, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a Futures Exchange ceases trading in all contract expirations relating to a particular Futures Contract, SHIM may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the SDCI. To the extent practicable, the replacement is effected during the next monthly review of the composition of the SDCI. If that timing is not practicable, SHIM determines the date of the replacement based on a number of factors, including the differences between the existing Futures Contract and the replacement Futures Contract with respect to contractual specifications and contract expirations.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of December 31, 2014.

USCI Sector Weightings as of December 31, 2014

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

What is the SCI?

The SCI is a single-commodity index designed to be an investment benchmark for copper as an asset class. The SCI is composed of copper futures contracts on the COMEX exchange. The SCI attempts to maximize backwardation and minimize contango while utilizing contracts in liquid portions of the futures curve.

The SCI is rules-based and is rebalanced monthly based on observable price signals described below in the section “Contract Selection and Weighting.” In this context, the term “rules-based” is meant to indicate that the composition of the SCI in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that are included in the SCI. Such formulas are not subject to adjustment based on other factors.

The overall return on the SCI is generated by two components: (i) uncollateralized returns from the Benchmark Component Copper Futures Contracts comprising the SCI, and (ii) a daily fixed income return reflecting the interest earned on hypothetical 3-month Treasuries, calculated using the weekly auction rate for 3-Month Treasuries published by the U.S. Department of the Treasury. SHIM is the owner of the SCI.

Table 1 below lists the Futures Exchange on which the Eligible Copper Futures Contracts are listed and quotation details. Table 2 lists the Eligible Copper Futures Contracts, their sector designation and maximum allowable tenor.

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound

TABLE 2

Commodity Name	Commodity Symbol	Allowed Contracts	Max. Tenor
Copper	HG	All 12 calendar months	12

Prior to the end of each month, SHIM determines the composition of the SCI and provides such information to the NYSE Arca. Values of the SCI are computed by the NYSE Arca and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily SCI value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SCI.” Only settlement and last-sale prices are used in the SCI’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying SCI may lag its theoretical value. This tendency to lag is evident at the end of the day when the SCI value is based on the settlement prices of the Benchmark Component Copper Futures Contracts, and explains why the underlying SCI often closes at or near the high or low for the day.

Composition of the SCI

The composition of the SCI on any given day, as determined and published by SHIM, is determinative of the benchmark for CPER. Neither the index methodology for the SCI nor any set of procedures, however, are capable of anticipating all possible circumstances and events that may occur with respect to the SCI and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the SCI that cannot be adequately reflected in this description of the SCI. All questions of interpretation with respect to the application of the provisions of the index methodology for the SCI, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SHIM.

Contract Expirations

Because the SCI is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the SCI for each commodity during a given year are designated by SHIM, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a futures exchange, such as the COMEX, ceases trading in all contract expirations relating to an Eligible Copper Futures Contract, SHIM may designate a replacement contract. The replacement contract must satisfy the eligibility criteria for inclusion in the SCI. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the SCI. If that timing is not practicable, SHIM will determine the date of the replacement based on a number of factors, including the differences between the existing Benchmark Component Copper Futures Contract and the replacement contract with respect to contractual specifications and contract expirations.

The designation of a replacement contract could affect the value of the SCI, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the replacement contract. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the SCI.

Contract Selection and Weighting

Weights for each of the Benchmark Component Copper Futures Contracts are determined for the next month. The methodology used to calculate the SCI weighting is based solely on quantitative data using observable futures prices and is not subject to human bias.

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

2a)  Backwardation: If the copper futures curve is in backwardation on the Selection Date, the SCI takes positions in the two Eligible Copper Futures Contracts with the highest annualized percentage price difference, each weighted at 50%.

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

2b)  Contango: If the copper futures curve is in contango, then the SCI takes positions in three Eligible Copper Futures Contracts, as follows: first, the SCI takes positions in the two Eligible Copper Futures Contracts with the highest annualized percentage price difference, each weighted at 25%; then, the SCI also takes a position in the closest-to-expiration December Eligible Future Contract that has expiration more distant than the fourth of the Next Four Eligible Copper Futures Contracts for the applicable month, which position is weighted at 50%.

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

Due to the dynamic monthly weighting calculation, the individual weights will vary-over time, depending on the price observations each month. CPER’s Selection Date for the SCI is the last business day of the calendar month.

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of December 31, 2014.

SCI Contract Weights

as of December 31, 2014

Portfolio Construction

The portfolio rebalancing takes place during the Rebalancing Period. At the end of each of the days in the Rebalancing Period one fourth of the prior month portfolio positions are replaced by the new weights for the Benchmark Component Copper Futures Contracts determined on CPER’s Selection Date.

SCI Total Return Calculation

The value of the SCI on any business day is equal to the product of (i) the value of the SCI on the immediately preceding business day multiplied by (ii) one plus the sum of the day’s returns for another version of the SCI known as the SummerHaven Dynamic Copper Index Excess Return (“SCI ER”) (explained below) and one business day’s interest from the hypothetical Treasury Bill portfolio. The value of the SCI will be calculated and published by the NYSE Arca.

SCI Base Level

The SCI was set to 100 on January 2, 1991.

SCI ER Calculation

The total return of the SCI ER reflects the percentage change of the market values of the underlying commodity futures. During the Rebalancing Period, the SCI changes its contract holdings and weightings during a four day period. The value of the SCI ER at the end of a business day “t” is equal to the SCI ER value on day “t -1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t -1”.

Rebalancing Period

The SCI is rebalanced during the first 4 business days of each calendar month, when existing positions are placed by new positions and weightings based on the signals used for contract selection on the last business day of the prior calendar month as outlined above.

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

The overall return on the SDAI is generated by two components: (i) uncollateralized returns from the Benchmark Component Agriculture Futures Contracts comprising the SDAI and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S Department of the Treasury. SHIM is the owner of the SDAI.

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

Prior to the end of each month, SHIM determines the composition of the SDAI and provides such information to the NYSE Arca. Values of the SDAI are computed by the NYSE Arca and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily SDAI value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDAITR”. Only settlement and last-sale prices are used in the SDAI’s calculation, bids and offers are not recognized; including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying SDAI may lag its theoretical value. This tendency to lag is evident at the end of the day when the SDAI value is based on the settlement prices of the Benchmark Component Agriculture Futures Contracts, and explains why the underlying SDAI often closes at or near the high or low for the day.

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

Composition of the SDAI

The composition of the SDAI on any given day, as determined and published by SHIM, is determinative of the benchmark for USAG. Neither the SDAI methodology nor any set of procedures, however, are capable of anticipating all possible circumstances and events that may occur with respect to the SDAI and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the SDAI that cannot be adequately reflected in this description of the SDAI. All questions of interpretation with respect to the application of the provisions of the SDAI methodology, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SHIM.

Contract Expirations

Because the SDAI is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the SDAI for each commodity during a given year are designated by SHIM, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a Futures Exchange ceases trading in all contract expirations relating to a particular Benchmark Component Agriculture Futures Contract, SHIM may designate a replacement contract on the particular agricultural commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the SDAI. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the SDAI. If that timing is not practicable, SHIM will determine the date of the replacement based on a number of factors, including the differences between the existing Benchmark Component Agriculture Futures Contract and the replacement contract with respect to contractual specifications and contract expirations.

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

As of December 31, 2014

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

The overall return on the SDMI is generated by two components: (i) uncollateralized returns from the Benchmark Component Metals Futures Contracts comprising the SDMI, and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S Department of the Treasury. SHIM is the owner of the SDMI.

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

Prior to the end of each month, SHIM determines the composition of the SDMI and provides such information to the NYSE Arca. Values of the SDMI are computed by the NYSE Arca and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily SDMI value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDMITR.” Only settlement and last-sale prices are used in the SDMI’s calculation, bids and offers are not recognized; including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying SDMI may lag its theoretical value. This tendency to lag is evident at the end of the day when the SDMI value is based on the settlement prices of the Benchmark Component Metals Futures Contracts, and explains why the underlying SDMI often closes at or near the high or low for the day.

Composition of the SDMI

The composition of the SDMI on any given day, as determined and published by SHIM, is determinative of the benchmark for USMI. Neither the SDMI methodology nor any set of procedures, however, are capable of anticipating all possible circumstances and events that may occur with respect to the SDMI and the methodology for its composition, weighting and calculation. Accordingly, a number of subjective judgments must be made in connection with the operation of the SDMI that cannot be adequately reflected in this description of the SDMI. All questions of interpretation with respect to the application of the provisions of the SDMI methodology, including any determinations that need to be made in the event of a market emergency or other extraordinary circumstances, will be resolved by SHIM.

Contract Expirations

Because the SDMI is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the SDMI for each commodity during a given year are designated by SHIM, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a Futures Exchange ceases trading in all contract expirations relating to a particular Benchmark Component Metals Futures Contract, SHIM may designate a replacement contract on the particular metal. The replacement contract must satisfy the eligibility criteria for inclusion in the SDMI. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the SDMI. If that timing is not practicable, SHIM will determine the date of the replacement based on a number of factors, including the differences between the existing Benchmark Component Metals Futures Contract and the replacement contract with respect to contractual specifications and contract expirations.

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

The following graph shows the metal weights of the metals selected for inclusion in the SDMI as of December 31, 2014.

SDMI Commodity Weightings

As of December 31, 2014

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

SDMI Base Level

The SDMI was set to 100 on January 2, 1991.

SDMI ER Calculation

The total return of the SDMI ER reflects the percentage excess change of the market values of the underlying Benchmark Component Metals Futures Contracts. During the Rebalancing Period, the SDMI changes its contract holdings and weightings during a four day period. The value of the SDMI ER at the end of a business day “t” is equal to the SDMI ER value on day “t-1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t-1”.

Rebalancing Period

During the Rebalancing Period, existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

2015 Holiday Schedule for All Applicable Indices

None of the Applicable Indices will be computed on the following weekdays in 2015:

January	1
January	19
February	16
April	3
May	25
July	4
September	7
November	26
December	25

The holiday schedule is subject to change. None of the Trust Series will accept orders for Creation Baskets or Redemption Baskets on these days. USMI will cease trading at the close of trading of the NYSE Arca on March 18, 2015.

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

Over-the-Counter Derivatives (Including Spreads and Straddles)

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

During the 12 month reporting period ended December 31, 2014, each Trust Series limited its derivatives activities to Futures Contracts and EFR transactions.

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

Each Trust Series also employs ALPS Distributors, Inc. as its marketing agent (the “Marketing Agent” or “ALPS Distributors”). USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Distributors is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

The Trust on behalf of each Trust Series entered into a brokerage agreement, dated March 1, 2010 for USCI and November 18, 2011 for each of CPER, USAG and USMI, as amended from time to time, with Newedge USA, LLC (“Newedge”). On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). WFS and Newedge are collectively referred to as the “Futures Commissions Merchant” or “FCM”. After July 7, 2014, most, if not all, transactions were placed with WFS. As of December 31, 2014, only a small portion of USMI futures contracts were still help with Newedge. After the liquidation of USMI occurs on or before March 25, 2015, Newedge will not hold any futures contract on behalf of any Trust Series. The agreements require the FCM to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for each Trust Series’ account. In accordance with the agreement, the FCM charges each Trust Series commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

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

Although Wells Fargo Securities, LLC, in its capacity as broker-dealer and/or FCM, has been subject to regulatory disciplinary matters involving fines or other sanctions, as of the date hereof neither Wells Fargo Securities, LLC nor any of its principals has been the subject of any material administrative, civil or criminal action, including any action that has been pending, on appeal, or concluded within the last five years, except as follows:

AUCTION RATE SECURITIES (LEGACY WACHOVIA) Beginning in August 2008, Wachovia Securities, LLC, n/k/a Wells Fargo Advisors LLC (“Wachovia Securities”) and Wachovia Capital Markets, LLC, n/k/a Wells Fargo Securities LLC (collectively with Wachovia Securities, the “Wachovia Securities Affiliates”) entered into settlements agreements with state regulatory agencies, including the Secretary of State for the State of Missouri (as the lead state in the North American Securities Administrators Association task force investigating the marketing and sale of auction rate securities), relating to investigations of sales practice and other issues related to the sales of auction rate securities (“ARS”). Wachovia Securities also announced a settlement in principle with the Securities and Exchange Commission (“SEC”) of its similar investigation. Without admitting or denying liability, the agreements required that the Wachovia Securities Affiliates purchase certain ARS sold to customers in accounts at the Wachovia Securities Affiliates, reimburse investors who sold ARS purchased at the Wachovia Securities Affiliates for less than par, provide liquidity loans to customers at no net interest until the ARS are repurchased, offer to participate in special arbitration procedures with customers who claim consequential damages from the lack of liquidity in ARS and refund refinancing fees to certain municipal issuers who issued ARS and later refinanced those securities through the Wachovia Securities Affiliates. Without admitting or denying liability, the Wachovia Securities Affiliates also agreed to pay a total fine of $50 million to the state regulatory agencies and agreed to the entry of consent orders and Wachovia Securities agreed to entry of an injunction by the SEC.

AUCTION RATE SECURITIES (LEGACY WELLS FARGO) Beginning in November 2009, three broker-dealer subsidiaries (the “Broker-Dealer Subsidiaries”), Wells Fargo Investments, LLC, Wells Fargo Securities, LLC (as successor to Wells Fargo Brokerage Services, LLC), and Wells Fargo Institutional Securities, LLC, of Wells Fargo & Company (“Wells Fargo”) entered into settlement agreements with state securities regulators regarding the Broker-Dealers Subsidiaries’ participation in the ARS market. Under the agreements, the Broker-Dealer Subsidiaries agreed to purchase ARSs from eligible investors that bought ARS through the Broker-Dealer Subsidiaries prior to February 13, 2008 and to cease and desist from certain activities. Without admitting or denying liability, Wells Fargo Investments, LLC, agreed to pay $1.9 million in fines and penalties and the Broker-Dealer Subsidiaries agreed to reimburse investigative expenses.

ABS CDO INVESTIGATION In April of 2011, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC) entered into a settlement with the SEC in which the firm paid $11.2 million in disgorgement and penalties and agreed to cease and desist from violating Sections 17(a)(2) and (3) of the Securities Act, in order to resolve issues arising from an investigation into Wachovia Capital Markets, LLC’s ABS CDO underwriting, marketing and pricing practices.

ASSET-BACKED COMMERCIAL PAPER INVESTIGATION On August 14, 2012, the SEC entered a settled administrative order against Wells Fargo Brokerage Services LLC (n/k/a Wells Fargo Securities, LLC) and a former sales representative concerning alleged sales practice and suitability issues related to certain 2007 sales of three asset-backed commercial paper products to institutional and municipal purchasers. Without admitting or denying the allegations, the firm agreed to a censure, a cease-and-desist order, disgorgement of $65,000 plus prejudgment interest, and a civil penalty of $6.5 million.

NATIONAL CREDIT UNION ADMINISTRATION The National Credit Union Administration, as the successor to various federal credit unions, has asserted claims against Wachovia Capital Markets, WFS’s predecessor and Wachovia Mortgage Loan Trust (“WMLT”) (as the issuer of residential mortgage-backed securities (“RMBS”)) in three separate actions pending in federal courts in Kansas (the “Kansas Action”), California (the “California Action”), and New York (the “New York Action”) as follows: National Credit Union Administration Board v. Wachovia Mortgage Loan Trust; National Credit Union Administration Board as Liquidating Agent of Western Corporate Federal Credit Union v. RBS Securities, Inc. f/k/a RBS Greenwich Capital Markets, Inc., et al.; and National Credit Union Administration Board v. Wachovia Capital Markets, LLC n/k/a Wells Fargo Securities, LLC. The Kansas Action was filed in September of 2013, the California Action was filed in July of 2011 and the New York Action was filed in June of 2011. These actions seek to recover losses associated with the credit unions’ investment in RMBS underwritten or sold by WCM and/or issued by WMLT. In the California Action, a motion to dismiss was granted, and the NCUA has appealed. In the Kansas Actions, our appeal on statute of limitations grounds was unsuccessful. WFS filed a motion to dismiss, which was denied, and the case has proceeded to discovery. In the New York Action, WFS’s motion to dismiss was denied and discovery is underway. A petition for certiorari has been filed with the Supreme Court of the United States in a companion case with regard to the applicability of the statute of repose, and a ruling from the Supreme Court on this issue could have a significant impact on these cases. The amount of losses or potential liability is not known.

WFS will only act as a clearing broker for each Trust Series and as such will be paid commissions for executing and clearing trades on behalf of each Trust Series. Prior to July 7, 2014, Newedge USA acted only as clearing broker for each Trust Series and as such was paid commissions for executing and clearing trades on behalf of each Trust Series. Neither WFS nor Newedge USA will act in any supervisory capacity with respect to USCF or participate in the management of USCF or a Trust Series. Neither WFS nor Newedge has passed upon the adequacy or accuracy of this annual report on Form 10-K.

Neither WFS nor Newedge USA is affiliated with USCF or the Trust Series. Therefore, neither USCF nor the Trust Series believe that there are any conflicts of interest with WFS and Newedge USA or their trading principals arising from their acting as the Trust Series’ FCM.

Currently, USCF employs SummerHaven as a commodity trading advisor. SummerHaven provides advisory services to USCF with respect to the SDCI, the SCI and the SDAI and investment decisions for each of USCI, CPER and USAG. Its advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the SDCI, the SCI and the SDAI, anticipated changes to the SDCI, the SCI and the SDAI and the nature of the SDCI’s, the SCI’s and the SDAI’s current or anticipated component securities. For these services, USCF pays fees to SummerHaven as set forth in the table below.

SummerHaven’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902. SummerHaven is a commodity trading advisor and commodity pool operator registered with the NFA.

USCF has also entered into a licensing agreement with SummerHaven. Under this licensing agreement, SummerHaven has sub-licensed to each of USCI, CPER, USAG and USMI the use of certain names and marks, including the SDCI with respect to USCI, the SCI with respect to CPER, the SDAI with respect to USAG and the SDMI with respect to USMI, which SummerHaven licensed from SHIM, the owner of the SDCI, the SCI, the SDAI and the SDMI. For this license, USCF pays a fee to SummerHaven as set forth in the table below.

SHIM’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Fees of USCI, CPER, USAG and USMI

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by Each Trust Series and USCF

United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.80% for USCI and 0.65% for each of CPER, USAG and USMI.(1)

BBH&Co., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Trust Series and the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of the Trust Series’ and the Related Public Funds’ combined net assets, (b) 0.0465% for the Trust Series’ and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Trust Series’ and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Marketing Agent	Each Trust Series pays 0.06% on assets up to $3 billion and 0.04% on assets in excess of $3 billion.(2)

WFS, FCM and Clearing Broker	Each of Trust Series pays approximately $3.50 per buy or sell; charges may vary.(3)

SummerHaven, Commodity Trading Advisor

Advisory Fee:

On behalf of USCI, USCF pays a percentage of the average daily assets of USCI that is equal to the percentage fees paid to USCF by USCI minus 0.14%, with that result multiplied by 0.5, minus 0.06%.(2)

On behalf of each of CPER, USAG and USMI,(3) USCF pays a percentage of the average daily assets that is equal to the percentage fees paid to USCF by each of CPER, USAG and USMI(3) minus 0.18%, with that result multiplied by 0.5, minus 0.06%.(2)

Sublicense Fee:

For each Trust Series, USCF paid $15,000 for the calendar year 2013, plus an annual fee of 0.06% of the average daily assets of each Trust Series.(2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,000 annually.(2)

(1)	USCI, CPER, USAG or USMI, as applicable, pays this compensation. Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, and 0.65% per annum of average daily total net assets for each of CPER, USAG and USMI. Prior to May 1, 2014, USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 through April 30, 2014, USCF voluntarily waived the management fee paid by USMI from 0.95% per annum of average daily total net assets to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, when USMI first became listed on the NYSE Arca.
(2)	USCF pays this compensation.
(3)	USMI will cease trading at the close of trading of the NYSE Arca on March 18, 2015. All assets will be liquidated on or before March 25, 2015.

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of each Trust Series’s total assets and subtracting any liabilities.

Expenses Paid or Accrued by USCI from Inception through December 31, 2014 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(4):	$18,727,302
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$1,685,595
Other Amounts Paid or Accrued(5)(6):	$2,462,933
Total Expenses Paid or Accrued:	$22,875,830
Expenses Waived(4)(6):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(4)(6):	$22,787,526

(4)	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(5)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(6)	USCF had voluntarily agreed to pay certain expenses typically borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI.

Expenses Paid or Accrued by USCI from Inception through December 31, 2014 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(7):	0.91% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.08% annualized
Other Amounts Paid or Accrued(8)(9):	0.12% annualized
Total Expenses Paid or Accrued:	1.11% annualized
Expenses Waived(7)(9):	0.00% annualized
Total Expenses Paid or Accrued Including Expenses Waived(7)(9):	1.11% annualized

(7)	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(8)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(9)	USCF had voluntarily agreed to pay certain expenses typically borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI.

Other Fees. USCI also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $690,000 for the fiscal year ended December 31, 2014. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2014 were $567,863 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses was $144,809.

Expenses Paid or Accrued by CPER from Inception through December 31, 2014 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(10):	$58,223
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$3,945
Other Amounts Paid or Accrued(11)(12):	$265,853
Total Expenses Paid or Accrued:	$328,021
Expenses Waived(10)(11):	$(253,595)
Total Expenses Paid or Accrued Including Expenses Waived(10)(11):	$74,426

(10)	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF voluntarily waived the management fee paid by CPER from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(11)	USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least May 1, 2015. USCF has no obligation to continue such payments into subsequent periods.
(12)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.

Expenses Paid or Accrued by CPER from Inception through December 31, 2014 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(13):	0.70% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.05% annualized
Other Amounts Paid or Accrued(14)(15):	3.20% annualized
Total Expenses Paid or Accrued:	3.95% annualized
Expenses Waived(13)(15):	(3.05)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(13)(15):	0.90% annualized

(13)	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF voluntarily waived the management fee paid by CPER from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(14)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(15)	USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least May 1, 2015. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. CPER also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $46,000 for the period ended December 31, 2014. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2014 were $567,863 for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses was $658.

Expenses Paid or Accrued by USAG from Inception through December 31, 2014 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(16):	$53,699
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$6,655
Other Amounts Paid or Accrued(17)(18):	$214,867
Total Expenses Paid or Accrued:	$275,221
Expenses Waived(16)(18):	$(204,962)
Total Expenses Paid or Accrued Including Expenses Waived(16)(18):	$70,259

(16)	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 29, 2012 through April 30, 2014, USCF voluntarily waived the management fee paid by USAG from 0.95% (95 basis points) per annum of average daily total net assets to 0.80% (80 basis points) per annum of average daily total net assets.
(17)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(18)	USCF has voluntarily agreed to pay certain expenses typically borne by USAG to the extent that such expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by USAG from Inception through December 31, 2014 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(19):	0.77% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued(20)(21):	3.09% annualized
Total Expenses Paid or Accrued:	3.96% annualized
Expenses Waived(19)(21):	(2.95)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(19)(21):	1.01% annualized

(19)	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 29, 2012 through April 30, 2014, USCF voluntarily waived the management fee paid by USAG from 0.95% (95 basis points) per annum of average daily total net assets to 0.80% (80 basis points) per annum of average daily total net assets.
(20)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(21)	USCF has voluntarily agreed to pay certain expenses typically borne by USAG to the extent that such expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. USAG also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $41,000 for the period ended December 31, 2014. In addition, USAG is responsible for paying its portion of the directors’ and officers’ liability insurance for USAG, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USAG became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USAG, the other Trust Series and the Related Public Funds. USAG shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2014 were $567,863 for the Trust Series and the Related Public Funds. USAG’s portion of such fees and expenses was $569.

Expenses Paid or Accrued by USMI from Inception through December 31, 2014 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(22):	$43,092
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$2,411
Other Amounts Paid or Accrued(23)(24):	$196,111
Total Expenses Paid or Accrued:	$241,614
Expenses Waived(22)(24):	$(186,466)
Total Expenses Paid or Accrued Including Expenses Waived(22)(24):	$55,148

(22)	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USMI. From June 19, 2012, when USMI listed on the NYSE Arca, through April 30, 2014, USCF voluntarily waived the management fee paid by USMI from 0.95% (95 basis points) per annum of average daily total net assets to 0.70% (70 basis points) per annum of average daily total net assets.
(23)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(24)	USCF has voluntarily agreed to pay certain expenses typically borne by USMI to the extent that such expenses exceeded 0.15% (15 basis points) of USMI’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by USMI from Inception through December 31, 2014 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(25):	0.69% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.04% annualized
Other Amounts Paid or Accrued(26)(28):	3.13% annualized
Total Expenses Paid or Accrued:	3.86% annualized
Expenses Waived(25)(27):	(2.98)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(25)(27):	0.88% annualized

(25)	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USMI. From June 19, 2012, when USMI listed on the NYSE Arca, through April 30, 2014, USCF voluntarily waived the management fee paid by USMI from 0.95% (95 basis points) per annum of average daily total net assets to 0.70% (70 basis points) per annum of average daily total net assets.

(26)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(27)	USCF has voluntarily agreed to pay certain expenses typically borne by USMI to the extent that such expenses exceeded 0.15% (15 basis points) of USMI’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. USMI also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $40,000 for the period ended December 31, 2014. In addition, USMI is responsible for paying its portion of the directors’ and officers’ liability insurance for USMI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USMI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USMI, the other Trust Series and the Related Public Funds. USMI shares the fees and expenses on a pro rata basis with the Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2014 were $567,863 for the Trust Series and the Related Public Funds. USMI’s portion of such fees and expenses was $548.

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

The Administrator calculates the per share NAV of each Trust Series once each NYSE Arca trading day. The per share NAV for a normal trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the Futures Contracts traded on the Futures Exchanges, but calculates or determines the value of all other investments of a Trust Series (including Other Related Investments) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the Administrative Agency Agreement among BBH&Co., the Trust Series and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by a Trust Series in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the Futures Exchanges vary, with some Futures Exchanges ending their trading hours before the close of the core trading session on NYSE Arca (for example, the normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time). When a Trust Series holds Applicable Benchmark Component Futures Contracts from Futures Exchanges with different trading hours than the NYSE Arca, there will be a gap in time at the beginning and/or the end of each day during which such Trust Series’ shares are traded on the NYSE Arca, but real-time Futures Exchange trading prices for Applicable Benchmark Component Futures Contracts traded on such Futures Exchanges are not available. During such gaps in time the indicative fund value will be calculated based on the end of day price of such Applicable Benchmark Component Futures Contracts from Futures Exchanges immediately preceding trading session. In addition, Other Related Investments and Treasuries held by a Trust Series will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of a Trust Series. The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Participant. From July 1, 2011 through May 1, 2015, Authorized Participants pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through May 1, 2015, Authorized Participants pay each of CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets (for USMI, from May 1, 2012 through March 18, 2015); prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of shares. As of December 31, 2014, 10 Authorized Participants had entered into agreements with USCF on behalf of USCI. During the year ended December 31, 2014, USCI issued 150 Creation Baskets and redeemed 39 Redemption Baskets. As of December 31, 2014, 8 Authorized Participants had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2014, CPER issued 3 Creation Baskets and redeemed 2 Redemption Baskets. As of December 31, 2014, 8 Authorized Participants had entered into agreements with USCF on behalf of USAG. During the year ended December 31, 2014, USAG did not issue any Creation Baskets and did not redeem any Redemption Baskets. As of December 31, 2014, 8 Authorized Participants had entered into agreements with USCF on behalf of USMI. During the year ended December 31, 2014, USMI did not issue any Creation Baskets and did not redeem any Redemption Baskets.

Certain Authorized Participants are expected to be capable of participating directly in the applicable physical commodity and the Applicable Interest markets. Some Authorized Participants or their affiliates may from time to time buy or sell applicable commodities or Applicable Interests and may profit in these instances. USCF believes that the size and operation of the applicable commodities market make it unlikely that Authorized Participants’ direct activities in the applicable commodities or securities markets will significantly affect the price of applicable commodities, Applicable Interests, or the price of shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Participant Agreement, USCF, and the Trust under limited circumstances, have agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “1933 Act”), and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail, each of which is incorporated by reference into this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when the NYSE Arca, the New York Stock Exchange, or any of the Futures Exchanges upon which a Applicable Benchmark Component Futures Contract is traded is closed for regular trading. Purchase orders must be placed by 10:30 a.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is referred to as the purchase order date.

By placing a purchase order, an Authorized Participant agrees to deposit Treasuries, cash or a combination of Treasuries and cash with the Trust, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Participants may not withdraw a creation request.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with a Trust Series for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of a Trust Series (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order dates. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and cash, including the remaining maturities of the Treasuries and proportions of Treasuries and cash that may be included in deposits to create baskets. The Marketing Agent will publish an estimate of the Creation Basket Deposit requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 pm New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring to a Trust Series’ account with the Custodian the required amount of Treasuries and/or cash by noon New York time on the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Participant’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of each Trust Series shall be borne solely by the Authorized Participant.

Because orders to purchase baskets must be placed by 10:30 a.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. A Trust Series’ per share NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Participant may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 10:30 a.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent (“Redemption Order Date”). The redemption procedures allow Authorized Participants to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the baskets to be redeemed through DTC’s book-entry system to a Trust Series, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to USCF’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Participant may not withdraw a redemption order.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing a redemption order, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to a Trust Series’ account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter transaction (through itself or a designated acceptable broker) with a Trust Series for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be sold as a result of the Authorized Participant’s sale of shares.

Determination of Redemption Distribution

The redemption distribution from a Trust Series consists of a transfer to the redeeming Authorized Participant of an amount of Treasuries and/or cash that is in the same proportion to the total assets of such Trust Series (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of shares to be redeemed under the redemption order is in proportion to the total number of shares outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and cash, including the remaining maturities of the Treasuries and proportions of Treasuries and cash, that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

Delivery of Redemption Distribution

The redemption distribution due from a Trust Series will be delivered to the Authorized Participant on the third business day following the redemption order date if, by 3:00 p.m., New York time on such third business day, such Trust Series’ DTC account has been credited with the baskets to be redeemed. If such Trust Series’ DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if USCF receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to a Trust Series’ DTC account by 3:00 p.m., New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to a Trust Series’ DTC account by 3:00 p.m., New York time on the third business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the baskets through DTC’s book-entry system on such terms as USCF may from time to time determine.

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

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form, as described in the Authorized Participant Agreement, or the fulfillment of the order in the opinion of its counsel may be illegal under applicable laws and regulations, or if circumstances outside the control of USCF, the Marketing Agent or the Custodian make it for all practical purposes not feasible for the shares to be delivered under the Redemption Order. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., two baskets) or less.

Creation and Redemption Transaction Fee

To compensate each Trust Series for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to each Trust Series per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through December 31, 2014 (and continuing at least through May 1, 2015), Authorized Participants pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through December 31, 2014 (and continuing at least through May 1, 2015), Authorized Participants pay each of CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets (from May 1, 2012 continuing through March 18, 2015 for USMI); prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify USCF and each Trust Series if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of a Trust Series’ shares at the time the Authorized Participant purchased the Creation Baskets, the per share NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Applicable Benchmark Component Futures Contract market and the market for Other Related Investments. Baskets are generally redeemed when the price per share is at a discount to the per share NAV.

Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either a Trust Series or USCF and no such person has any obligation or responsibility to USCF or a Trust Series to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their per share NAV. The amount of the discount or premium in the trading price relative to the per share NAV may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Applicable Benchmark Component Futures Contract market and the market for Other Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Applicable Benchmark Component Futures Contracts and Other Related Investments may be reduced after the close of the Futures Exchanges upon which the Applicable Benchmark Component Futures Contracts are traded. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

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

If a Trust Series enters into a swap agreement, it must post both collateral and independent amounts to its swap counterparty(ies). The amount of collateral The Trust Series posts changes according to the amounts owed by the Trust Series to its counterparty on a given swap transaction, while independent amounts are fixed amounts posted by the Trust Series at the start of a swap transaction. Collateral and independent amounts posted to swap counterparties will be held by a third party custodian.

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

The offer and sale of shares of each Trust Series as well as shares of each Related Public Fund, is registered under the Securities Act. Each Trust Series and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. The Firm’s participation in the distribution of shares are regulated as described above, as well as by the self regulatory association, FINRA.

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

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the OTC markets and are not standardized contracts. Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity.

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

Regulation exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards.

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

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts. An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity. However, unlike options on futures contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the OTC market. Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

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

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear certain credit default swaps and interest rate swaps. As a result, if a Trust Series enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require each Trust Series to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

Regulation imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by the Trust Series in connection with uncleared swaps.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, the Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a ten percent (10%) or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect a Trust Series, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

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

Regulators have not yet finalized the Dodd-Frank Act rules regarding initial margin levels for over-the-counter derivatives. It is possible that such levels may be higher than those for futures contracts. Also, initial margin requirements for non-cleared swaps will be subject to higher margin requirements than cleared swaps. And, under pending rule proposals, a Trust Series may be required to post, but not be entitled to receive, initial and variation margin in respect of non-cleared swaps. Until such time as the regulators finalize these margin rules, trading in the OTC markets where no clearing facility is provided generally will not require margin per se. Rather, it will involve the extension of credit between counterparties-that is secured by transfers of credit support and/or independent amounts. Credit support is transferred between counterparties in respect of the open over-the-counter derivatives entered into between them, while independent amounts are fixed amounts posted by one or both counterparties at the execution of a particular over-the-counter transaction.

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

Regulations impose requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by the Trust Series in connection with uncleared swaps.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

General Regulation Applicable to the Trust and Each Trust Series

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940, as amended (the “1940 Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although the Trust and each Trust Series is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to the Trust and each Trust Series and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to the Trust and each Trust Series and USCF, but any such further rule changes could result in additional operating efficiencies for the Trust and each Trust Series and USCF.

On July 23, 2014, the SEC adopted final rules governing the structure and operation of money market funds, in a release adopting amendments to Rule 2a-7 under the 1940 Act. The new rules will require institutional prime money market funds to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating NAV”). In addition, all money market funds will be able, and in certain cases will be required, to impose liquidity fees and temporarily suspend redemptions during periods of market stress, subject to certain board findings. Finally, the SEC also revised certain diversification provisions of Rule 2a-7, as well as provisions relating to stress testing. The Trust and each Trust Series currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what impact of money market reform would have on the Trust and each Trust Series’ ability to hedge risk, however, the imposition of a floating NAV could cause the Trust and each Trust Series to limit remaining assets solely in Treasuries and cash.

With regard to any other rules that the CFTC or SEC may adopt in the future, the effect of any such regulatory changes on the Trust and each Trust Series is impossible to predict, but it could be substantial and adverse.

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

Intellectual Property

USCF owns trademark registrations for USCI and Design (U.S. Reg. No. 4437230) for “fund investment services,” in use since September 30, 2012, USCI UNITED STATES COMMODITY INDEX FUND (U.S. Reg. No. 4005166) for “fund investment services,” in use since August 10, 2010, and USCI UNITED STATES COMMODITY INDEX FUND and Design (U.S. Reg. No. 4005167) for “fund investment services,” in use since August 10, 2010. USCF owns trademark registrations for CPER UNITED STATES COPPER INDEX FUND (and Design) (U.S. Reg. No. 4440922) for “Financial investment services in the field of copper futures contracts, cash-settled options on copper futures contracts, forward contracts for copper, over-the-counter transactions based on the price of copper, and indices based on the foregoing,” in use since September 30, 2012, CPER UNITED STATES COPPER INDEX FUND (and Mining Design) (U.S. Reg. no. 4304002) for “fund investment services,” in use since November 15, 2011, UNITED STATES COPPER INDEX FUND (U.S. Reg. No. 4270057) for “fund investment services,” in use since November 15, 2011, and THE FIRST COPPER ETF, (U.S. Reg. No. 4472746), filed on February 28, 2013. USCF owns trademark registrations for UNITED STATES AGRICULTURE INDEX FUND (U.S. Reg. No. 4270059 for “fund investment services,” in use since April 13, 2012, USAG UNITED STATES AGRICULTURE INDEX FUND & Design (U.S. Reg. No. 4304003) for “fund investment services,” in use since April 13, 2012, and USAG UNITED STATES AGRICULTURE INDEX FUND (and Leaf Design) (U.S. Reg. No. 4440921) for “Financial investment services in the field of agriculture futures contracts, cash-settled options on agriculture futures contracts, forward contracts for agriculture, over-the-counter transactions based on the price of agriculture, and indices based on the foregoing,” in use since June 28, 2012. USCF owns trademark registrations for UNITED STATES METALS INDEX FUND (U.S. Reg. No. 4270058) for “fund investment services,” in use since June 20, 2012, USMI UNITED STATES METALS INDEX FUND & Design (U.S. Reg. No. 4255313) for “fund investment services,” in use since June 20, 2012, and USMI UNITED STATES METALS INDEX FUND (and Design) (U.S. Reg. No. 4440931) for “Financial investment services in the field of metal futures contracts, cash-settled options on metal futures contracts, forward contracts for metal, over-the-counter transactions based on the price of metal, and indices based on the foregoing,” in use since September 30, 2012. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

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

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and the related notes.

Each Trust Series’ investment objective is for the daily percentage change in the net asset value (“NAV”) per share to reflect the daily percentage changes of the Applicable Index, less the Trust Series’ expenses. Each Trust Series seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Commodity-Related Investments such that the daily changes in its NAV, measured in percentage terms, will closely track the changes in the daily price of the Applicable Index, also measured in percentage terms. Each Trust Series’ investment strategy is designed to provide investors with a cost-effective way to invest indirectly in various commodities and to hedge against movements in the spot price of applicable commodities. An investment in a Trust Series therefore, involves investment risk and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of commodities will have an efficient hedge only if the return from their shares closely correlates with the return of the Applicable Index. In addition to investment risk and correlation risk, an investment in a Trust Series involves tax risks, over-the-counter risks, and other risks.

Investment Risk

The NAV of a Trust Series shares relates directly to the value of its assets invested in accordance with the Applicable Index and other assets held by a Trust Series and fluctuations in the prices of these assets could materially adversely affect an investment in a Trust Series’ shares.

The net assets of each Trust Series consist primarily of investments in Futures Contracts and, to a lesser extent, in Other Commodity-Related Investments. The NAV of a Trust Series’ shares relates directly to the value of these assets (less liabilities, including accrued but unpaid expenses), which in turn relates to the market price of the commodities which comprise the Applicable Index.

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

Correlation Risk

Investors purchasing shares to hedge against movements in the price of commodities will have an efficient hedge only if the return from their shares closely correlates with the return from the Applicable Index, which in turn, correlates with the price of commodities that comprise the Applicable Index. Investing in shares of a Trust Series for hedging purposes involves the following risks:

•	The market price at which the investor buys or sells shares may be significantly more or less than NAV.
•	Daily percentage changes in NAV may not closely correlate with daily percentage changes in the price of the Applicable Benchmark.
•	Daily percentage changes in the prices of the Applicable Benchmark may not closely correlate with daily percentage changes in the price of the commodities that comprise the Applicable Index.

The market price at which investors buy or sell shares may be significantly more or less than NAV.

Each Trust Series’ NAV per share will change throughout the day as fluctuations occur in the market value of such Trust Series’ portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares. Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the commodities comprising the Applicable Index and the Applicable Index at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that.

The NAV of a Trust Series’ shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which a commodity comprising the Applicable Index is traded. While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on commodities trade may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the global light sweet crude market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which sweet, light crude oil is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the NAV of the shares.

Daily percentage changes in a Trust Series’ NAV may not correlate with daily percentage changes in the price of the Applicable Index.

It is possible that the daily percentage changes in a Trust Series’ NAV per share may not closely correlate to daily percentage changes in the price of the Applicable Index. Non-correlation may be attributable to disruptions in the market for a particular commodity, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As a Trust Series approaches or reaches position limits with respect to a Benchmark Component Futures Contract or other Futures Contracts or in view of market conditions, a Trust Series may begin investing in Other Commodity-Related Investments. In addition, a Trust Series is not able to replicate exactly the changes in the price of the Applicable Index because the total return generated by a Trust Series is reduced by expenses and transaction costs, including those incurred in connection with a Trust Series’ trading activities, and increased by interest income from a Trust Series’ holdings of Treasury securities. Tracking the Applicable Index requires trading of a Trust Series’ portfolio with a view to tracking the Applicable Index over time and is dependent upon the skills of USCF and its trading principals, among other factors.

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

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, a Trust Series may be limited with respect to the size of its investments in a Futures Contracts and Other Commodity-Related Investment subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a ten percent (10%) or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect a Trust Series, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

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

The Trust is organized as a Delaware statutory trust, but each Trust Series is taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.

The Trust is organized as a Delaware statutory trust, but each Trust Series is taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law. No U.S. federal income tax is paid by any Trust Series on its income. Instead, each Trust Series will furnish shareholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of each Trust Series. This must be reported without regard to the amount (if any) of cash or property the shareholder receives as a distribution from an applicable Trust Series during the taxable year. A shareholder, therefore, may be allocated income or gain by a Trust Series but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to changing regulation.

A portion of each Trust Series’ assets may be used to trade over-the-counter Commodity Interests, such as forward contracts or swap or spot contracts. Over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions. The markets for over-the-counter contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While certain regulations adopted over the past two years are intended to provide additional protections to participants in the OTC market, the current regulation of the over-the-counter contracts could expose a Trust Series in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. As a result of such regulations, if the Trust on behalf of a Trust Series, enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require a Trust Series to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the OTC market will be subject to much more extensive regulatory oversight.

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

Each Trust Series is not actively managed and tracks the Applicable Index during periods in which the price of the Benchmark Component Futures Contracts are flat or declining, as well as when the price is rising.

Each Trust Series is not actively managed by conventional methods. Accordingly, if a Trust Series’ investments in Related Interests are declining in value, the Trust Series will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of basket or closing out futures positions in connection with the monthly change in the Benchmark Component Futures Contracts. USCF will seek to cause the NAV of each Trust Series’ shares to track the Applicable Index during periods in which the price is flat or declining as well as when the price is rising.

The NYSE Arca may halt trading in a Trust Series’ shares, which would adversely impact an investor’s ability to sell shares.

As of the date of this Annual Report on Form 10-K, each Trust Series’ shares are listed for trading on the NYSE Arca under the market symbols “USCI”, “CPER” and “USAG” and “USMI.” Trading in shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of a Trust Series’ shares will continue to be met or will remain unchanged.

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

USCF is leanly staffed and relies heavily on key personnel to manage the Trust, each Trust Series and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as the Trust and each Trust Series and has been managing such investment vehicles since April 2006. In managing and directing the day-to-day activities and affairs of the Trust and each Trust Series, USCF relies heavily on Messrs. Nicholas D. Gerber, Howard Mah and John Hyland. On October 13, 2014, Mr. Hyland tendered his resignation to USCF effective May 1, 2015. In order to ensure an orderly transition, Mr. Hyland will remain as the Chief Investment Officer of USCF until May 1, 2015. On January 14, 2015, Mr. Mah tendered his resignation to USCF to be effective no later than July 15, 2015. Due to the resignations of Messrs. Hyland and Mah, Mr. Gerber has assumed a more active role in the day-to-day activities of USCF, the Trust, each Trust Series and the Related Public Funds, as well as USCF Advisers LLC, USCF ETF Trust and its series the Stock Split Index Fund (USCF Advisers LLC, the USCF ETF Trust and its series the Stock Split Index Fund are affiliated companies of USCF and the Related Public Funds). On January 26, 2015, Mr. Gerber became the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a company unaffiliated with USCF, other than through ownership by common control. Concierge is a publicly traded company whose stock is listed under the ticker symbol “CNGC.” None of the employees of USCF are employees of Concierge. The management of USCF intends to find replacements for Messrs. Hyland and Mah prior to their departure. However, there is a risk that if suitable replacements for Messrs. Hyland and Mah are not found prior to Mr. Hyland’s or Mr. Mah’s departure, such departures may have a material adverse effect on the management, operations and/or financial results of the Trust and each Trust Series. The potential magnitude of such an adverse impact would be greater if Mr. Gerber’s increased responsibilities, as a result of his new position with Concierge made it more difficult for him to adequately assume directing the day-to-day activities of USCF, the Trust, each Trust Series and the Related Public Funds particularly if suitable replacements for Messrs. Hyland and Mah are not found.

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

USCF’s Board of Directors currently consists of three Management Directors, each of whom are shareholders of USCF’s parent, Wainwright Holdings, Inc. (“Wainwright”), and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright, which is the sole member of USCF. Wainwright is a privately held company in which the majority of shares are held by or on behalf of Nicholas D. Gerber and his immediate family members (the “Gerber Family”). Historically, shares of Wainwright have been voted by, and on behalf of, the Gerber Family by Nicholas D. Gerber, and it is anticipated that such trend will continue in the future. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and each Trust Series, including their regulatory obligations.

There is a risk that a Trust Series will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such a Trust Series may not earn any profit.

Each Trust Series pays brokerage charges of approximately 0.10% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.95% of NAV on its average net assets (before any applicable voluntary or contractual expense waivers), and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the Trust Agreement and under agreements entered into by USCF on each Trust Series’ behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

The Trust is not a registered investment company so shareholders do not have the protections of the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Each Trust Series is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and any Authorized Participants. USCF’s officers, directors and employees do not devote their time exclusively to a Trust Series. These persons are directors, officers or employees of other entities that may compete with each Trust Series for their services. They could have a conflict between their responsibilities to a Trust Series and to those other entities. As a result of these and other relationships, parties involved with a Trust Series have a financial incentive to act in a manner other than in the best interests of such Trust Series and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

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

A Trust Series could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

A Trust Series could terminate at any time, regardless of whether that Trust Series has incurred losses, subject to the terms of the Trust Agreement. In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of USCF as the sponsor of the Trust could cause the Trust Series to terminate unless a successor is appointed in accordance with the Trust Agreement. However, no level of losses will require USCF to terminate a Trust Series. A Trust Series’ termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

An unanticipated number of redemption requests during a short period of time could have an adverse effect on a Trust Series’ NAV.

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

Proposed Money Market Reform

On July 23, 2014, the SEC adopted final rules governing the structure and operation of money market funds, in a release adopting amendments to Rule 2a-7 under the 1940 Act. The new rules will require institutional prime money market funds to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating NAV”). In addition, all money market funds will be able, and in certain cases will be required, to impose liquidity fees and temporarily suspend redemptions during periods of market stress, subject to certain board findings. Finally, the SEC also revised certain diversification provisions of Rule 2a-7, as well as provisions relating to stress testing. Currently, each Trust Series may invest in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what impact of money market reform would have on such Trust Series’ ability to hedge risk, however, the imposition of a floating NAV could cause a Trust Series to limit remaining assets solely in Treasuries and cash.

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

Price Range of Shares

USCI’s shares have traded on the NYSE Arca under the symbol “USCI” since August 10, 2010. CPER’s shares have traded on the NYSE Arca under the symbol “CPER” since November 15, 2011. USAG’s shares have traded on the NYSE Arca under the symbol “USAG” since April 13, 2012. USMI’s shares have traded on the NYSE Arca under the symbol “USMI” from June 19, 2012 through March 18, 2015. The following tables set forth the range of reported high and low sales prices of the shares as reported on the NYSE Arca for the periods indicated below for each of USCI, CPER, USAG and USMI.

USCI

	High	Low
Fiscal year 2014
First quarter	$58.92	$54.84
Second quarter	$61.21	$58.16
Third quarter	$60.70	$55.09
Fourth quarter	$55.47	$48.29

	High	Low
Fiscal year 2013
First quarter	$60.61	$57.01
Second quarter	$56.94	$53.50
Third quarter	$57.40	$53.67
Fourth quarter	$56.76	$54.86

As of December 31, 2014, USCI had approximately 41,166 holders of shares.

CPER

	High	Low
Fiscal year 2014
First quarter	$22.90	$19.82
Second quarter	$21.48	$20.24
Third quarter	$22.21	$20.30
Fourth quarter	$20.85	$18.91

	High	Low
Fiscal year 2013
First quarter	$26.38	$23.62
Second quarter	$24.00	$20.84
Third quarter	$22.89	$20.83
Fourth quarter	$22.90	$21.40

As of December 31, 2014, CPER had approximately 400 holders of shares.

USAG

	High	Low
Fiscal year 2014
First quarter	$26.25	$22.07
Second quarter	$26.92	$25.00
Third quarter	$24.76	$22.37
Fourth quarter	$23.51	$21.84

	High	Low
Fiscal year 2013
First quarter	$25.60	$19.09
Second quarter	$24.14	$23.38
Third quarter	$24.14	$22.61
Fourth quarter	$23.63	$22.35

As of December 31, 2014, USAG had approximately 100 holders of shares.

USMI

	High	Low
Fiscal year 2014
First quarter	$22.47	$20.92
Second quarter	$23.40	$21.20
Third quarter	$23.88	$21.05
Fourth quarter	$22.00	$19.33

	High	Low
Fiscal year 2013
First quarter	$27.52	$25.13
Second quarter	$25.70	$20.74
Third quarter	$23.31	$20.74
Fourth quarter	$22.25	$19.50

As of December 31, 2014, USMI had approximately 38 holders of shares.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its shareholders.

Issuer Purchases of Equity Securities

None of the Trust Series purchases shares directly from its shareholders; however, in connection with the redemption of baskets held by Authorized Participants, USCI redeemed 39 baskets (comprising 1,950,000 shares) during the year ended December 31, 2014 and CPER redeemed 2 basket (comprising 100,000 shares) during the year ended December 31, 2014. USAG and USMI did not redeem any baskets during the year ended December 31, 2014.

Item 6.	Selected Financial Data.

Financial Highlights for USCI (for the years ended December 31, 2014, 2013, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010*
Total assets	$753,942	$513,723	$488,827	$351,492	$103,138
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(135,557)	$(17,220)	$(3,774)	$(64,083)	$10,667
Net income (loss)	$(141,838)	$(22,367)	$(8,099)	$(68,101)	$10,521
Weighted-average shares	12,419,041	9,051,370	7,120,765	6,141,384	674,325
Net income (loss) per share	$(7.82)	$(2.39)	$(0.02)	$(5.90)	$14.37
Net income (loss) per weighted average share	$(11.42)	$(2.47)	$(1.14)	$(11.09)	$15.60
Cash and cash equivalents at end of year	$711,985	$474,124	$430,800	$310,492	$87,443

*	The commencement of operations of USCI was August 10, 2010.

Financial Highlights for CPER (for the years ended December 31, 2014, 2013, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011*	Year ended December 31, 2010**
Total assets	$2,912	$2,379	$2,645	$2,462	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(383)	$(233)	$133	$(49)	$—
Net income (loss)	$(405)	$(251)	$111	$(53)	$—
Weighted-average shares	150,411	100,000	100,410	100,019	—
Net income (loss) per share	$(3.82)	$(2.51)	$0.96	$(0.53)	$—
Net income (loss) per weighted average share	$(2.69)	$(2.51)	$1.11	$(0.53)	$—
Cash and cash equivalents at end of year	$2,729	$2,041	$2,109	$2,114	$1

*	The commencement of operations of CPER was November 15, 2011.
**	The inception of CPER was November 10, 2010.

Financial Highlights for USAG (for the years ended December 31, 2014, 2013, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012*	Year ended December 31, 2011	Year ended December 31, 2010**
Total assets	$2,338	$2,366	$2,638	$1	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$36	$(255)	$209	$—	$—
Net income (loss)	$18	$(277)	$193	$—	$—
Weighted-average shares	100,000	100,000	113,320	—	—
Net income (loss) per share	$0.18	$(2.77)	$0.56	$—	$—
Net income (loss) per weighted average share	$0.18	$(2.77)	$1.70	$—	$—
Cash and cash equivalents at end of year	$2,142	$2,099	$2,000	$1	$1

*	The commencement of operations of USAG was April 13, 2012.
**	The inception of USAG was November 10, 2010.

Financial Highlights for USMI (for the years ended December 31, 2014, 2013, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012*	Year ended December 31, 2011	Year ended December 31, 2010**
Total assets	$2,022	$2,284	$2,710	$1	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(198)	$(384)	$194	$—	$—
Net income (loss)	$(216)	$(404)	$183	$—	$—
Weighted-average shares	100,000	107,534	111,239	—	—
Net income (loss) per share	$(2.15)	$(4.50)	$1.47	$—	$—
Net income (loss) per weighted average share	$(2.16)	$(3.75)	$1.65	$—	$—
Cash and cash equivalents at end of year	$1,802	$1,919	$2,137	$1	$1

*	The commencement of operations of USMI was June 19, 2012.
**	The inception of USMI was November 10, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on the Selection Date, it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of December 31, 2014, USCI held 657 Futures Contracts on the NYMEX, 2,553 Futures Contracts on the ICE Futures, 5,487 Futures Contracts on the CBOT, 2,861 Futures Contracts on the CME, 5,001 Futures Contracts on the LME and 430 Futures Contracts on the COMEX.

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

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SCI, less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts that comprise the SCI or the prices of any particular group of Futures Contracts. The SCI is designed to reflect the performance of the investment returns form a portfolio of copper futures contracts. The SCI is owned and maintained by SHIM and calculated and published by the NYSE Arca. The SCI is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in Other Copper-Related Investments. As of December 31, 2014, CPER held 40 Futures Contracts on the COMEX.

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

The investment objective of USAG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SDAI, less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the SDAI or the prices of any particular group of Futures Contracts. The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.”

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in Other Agriculture-Related Interests. As of December 31, 2014, USAG held 41 Futures Contracts on the ICE Futures, 8 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 31 Futures Contracts on the CBOT.

United States Metals Index Fund

On January 30, 2015, USCF as the sponsor of the Trust and its series USMI announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Exchange Act, and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the SEC. USCF has submitted written notice to the NYSE Arca of its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

Shares of USMI will cease trading on the NYSE Arca, Inc. and will be closed to purchase by investors as of the close of regular trading on the NYSE Arca on March 18, 2015 (the “Closing Date”). On March 18, 2015, USMI will cease accepting orders for Creation Baskets and Redemption Baskets. The Trust will file a post-effective amendment to the registration statement on behalf of USMI to terminate the offering of registered and unsold shares of USMI. The post-effective amendment to the registration statement will be effective on March 18, 2015.

Shareholders may sell shares of USMI prior to the Closing Date and customary brokerage charges, or Redemption Basket charges, as the case may be, may apply to these transactions. From March 18, 2015 through about March 25, 2015 (the “Liquidation Date”) there is no assurance that there will be a market for shares of USMI. Between the Closing Date and the Liquidation Date, USMI will be in the process of closing down and liquidating its portfolio. This process will result in USMI increasing its cash holdings and, as a consequence, not tracking its index, the SummerHaven Metals Index Total ReturnSM, which may not be consistent with USMI’s investment objective and strategy.

On or about the Liquidation Date, USMI will liquidate its assets and distribute cash pro rata to all remaining shareholders who have not previously redeemed or exchanged their shares. These distributions are taxable events. Once the distributions are complete, USMI will terminate.

USCF has determined that USMI could not continue its business and operations in an economically efficient manner due to USMI’s inability to attract sufficient assets, thereby hindering its ability to operate efficiently.

USCF intends to file a post-effective amendment on behalf of the Trust and USMI to terminate the offering of the registered and unsold shares of USMI. The NYSE Arca will file a Form 25 with the SEC to affect the withdrawal of the listing of USMI from the NYSE Arca. Delisting from the NYSE Arca will become effective 10 days after the filing date of the Form 25. Provided that USMI continues to meet the applicable legal requirements, USCF intends to file a Form 15 on behalf of the Trust and USMI with the SEC in early April 2015 to suspend the Trust’s duty to include USMI on its reports under Sections 13(a) and 15(d) of the Exchange Act. USMI expects the termination of registration will become effective 90 days after the date of the filing of the Form 15 with the SEC.

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

The investment objective of USMI is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SDMI, less USMI’s expenses. USCF does not intend to operate USMI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the SDMI or the prices of any particular group of Futures Contracts. The SDMI is designed to reflect the performance of a diversified group of metals. The SDMI is comprised of 10 Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Metals Futures Contracts that at any given time make up the SDMI are referred to herein as “Benchmark Component Metals Futures Contracts.”

USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other Eligible Metals Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other Eligible Metals Futures Contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other Eligible Metals Futures Contracts. As of December 31, 2014, USMI held 2 Futures Contracts on the NYMEX, 73 Futures Contracts on the LME and 12 Futures Contracts on the COMEX.

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

Commodity Markets
Commodity Futures Price Movements
Year Ended December 31, 2014

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a downward trend during the year ended December 31, 2014. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(“SDCI”)(1)	(12.10)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	(33.06)%
Bloomberg Commodity Index Total Return(2)	(17.01)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(25.94)%

(1)  The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.

(2)   Source: Bloomberg

The value of the SDCI as of January 1, 2014 was 1,678.73. As of December 31, 2014, the value of the SDCI was 1475.681, down approximately 12.10%  over the year.

The return of approximately (12.10)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $56.06 and ended the year at $48.24 on December 31, 2014, a decrease of approximately 13.95% over the year. USCI’s per share NAV reached its high for the year on June 26, 2014 at $61.13 and reached its low for the year on December 31, 2014 at $48.24. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s NAV.

Copper Markets
Copper Futures Price Movements
Year Ended December 31, 2014

As measured by the two major copper indexes, copper futures prices exhibited a downward trend during the year ended December 31, 2014. The table below compares the total returns of the SCI to the Bloomberg Copper Sub index Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(“SCI”)(1)	(15.88)%
Bloomberg Copper Sub Index Total Return(2)	(16.55)%

(1)  The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.

(2)   Source: Bloomberg

The value of the SCI as of January 1, 2014 was 1,114.30. As of December 31, 2014, the value of the SCI was 937.330, down approximately 15.88% over the year.

The return of approximately (15.88)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $22.92 and ended the year at $19.10 on December 31, 2014, a decrease of approximately 16.67% over the year. CPER’s per share NAV reached its high for the year on January 2, 2014 at $22.82 and reached its low for the year on December 26, 2014 at $19.03. See “Tracking Each Trust Series’ Benchmark” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets
Agriculture Futures Price Movements
Year Ended December 31, 2014

As measured by the four major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with an upward trend during the year ended December 31, 2014. The table below compares the total returns of the SDAI to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(“SDAI”)(1)	1.78%
S&P GSCI® Agriculture Index Total Return(2)	(10.73)%
Bloomberg Agriculture Sub index Total ReturnSM(2)	(9.22)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(14.00)%

(1)  The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.

(2)  Source: Bloomberg

The value of the SDAI as of January 1, 2014 was 324.11. As of December 31, 2014, the value of the SDAI was 329.880, up approximately 1.78% over the year.

The return of approximately 1.78% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $22.79 and ended the year at $22.97 on December 31, 2014, an increase of approximately 0.79% over the period. USAG’s per share NAV reached its high for the period on April 29, 2014 at $27.02 and reached its low for the period on September 25, 2014 at $22.54. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USAG’s per share NAV.

Metals Markets
Metals Futures Price Movements
Year Ended December 31, 2014

As measured by the four major metals indexes listed below, metals futures prices exhibited moderate daily swings along with a downward trend during the year ended December 31, 2014. The table below compares the total returns of the SDMI to the three major metals indexes over this time period.

SummerHaven Metals Index Total ReturnSM(“SDMI”)(1)	(8.47)%
Rogers International Commodity Index®-Metals Total Return(2)	(8.74)%
Bloomberg Industrial Metals Sub index Total Return(2)	(6.87)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Industrials Metals Total ReturnTM(2)	(3.70)%

(1)  The inception date for the SummerHaven Metals Index Total ReturnSM is September 2010.

(2)  Source: Bloomberg

The value of the SDMI as of January 1, 2014 was 727.17. As of December 31, 2014, the value of the SDMI was 665.580, down approximately 8.47% over the year.

The return of approximately (8.47)% on the SDMI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USMI’s per share NAV began the year at $21.97 and ended at $19.82 on December 31, 2014, a decrease of approximately 9.79% over the period. USMI’s per share NAV reached its high for the period on July 11, 2014 at $23.87 and reached its low for the period on December 29, 2014 at $19.80. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USMI’s per share NAV.

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

Results of Operations

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 shares on Form S-1 with the SEC. On August 10, 2010, USCI listed its shares on the NYSE Arca under the ticker symbol “USCI.” USCI established its initial offering per share NAV by setting the price at $50.00 and issued 100,000 shares to the initial Authorized Participant, Merrill Lynch Professional Clearing Corp., in exchange for $5,000,000 in cash on August 10, 2010. USCI commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 shares be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Participant at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF agreed not to resell the shares comprising such basket except that it may require the initial Authorized Participant to repurchase all of these shares at a per share price equal to USCI’s per share NAV within five days following written notice from USCF, subject to the conditions that: (i) on the date of repurchase, the initial Authorized Participant must immediately redeem these shares in accordance with the terms of the Authorized Participant Agreement and (ii) immediately following such redemption at least 100,000 shares of USCI remain outstanding. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Participant repurchased the shares comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Shares of USCI, and on September 19, 2011, USCF purchased five shares of USCI in the open market.

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of December 31, 2014, USCI had issued 21,150,000 shares, 14,700,000 of which were outstanding. As of December 31, 2014, there were 28,850,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On June 19, 2012, USCF received 40 Sponsor Shares of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor shares of USMI and on September 4, 2013 purchased 5 shares on the open market.

CPER, USAG and USMI received notice of effectiveness from the SEC for its registration of 30,000,000 CPER shares, 20,000,000 USAG shares and 20,000,000 USMI shares on September 6, 2011. The order to permit listing CPER, USMI and USAG on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its shares on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial offering per share NAV by setting the price at $25.00 and issued 100,000 shares to the initial Authorized Participant, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise be charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of December 31, 2014, CPER had issued 300,000 shares, 150,000 of which were outstanding. As of December, 31, 2014, there were 29,700,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

On April 13, 2012, USAG listed its shares on the NYSE Arca under the ticker symbol “USAG.” USAG established its initial per share NAV by setting the price at $25.00. On April 14, 2012, USCF purchased 2 initial Creation Baskets of USAG. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Participants nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of December 31, 2014, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of December, 31, 2014, there were 19,800,000 shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

On June 19, 2012, USMI listed its shares on the NYSE Arca under the ticker symbol “USMI.” USMI established its initial per share NAV by setting the price at $25.00. On June 11, 2012, USCF purchased two initial Creation Baskets of USMI. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Participants nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on June 11, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. On August 29, 2012, USCF redeemed one of two initial Creation Baskets of USMI, leaving its holdings to 50,000 shares.

Since its initial offering of 20,000,000 shares, USMI has not registered any subsequent offerings of its shares. As of December 31, 2014, USMI had issued 200,000 shares, 100,000 of which were outstanding. As of December, 31, 2014, there were 19,800,000 shares registered but not yet issued. More shares may have been issued by USMI than are outstanding due to the redemption of shares. On January 30, 2015, USCF as the sponsor of the Trust and its series USMI announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Exchange Act, and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the SEC. USCF has submitted written notice to the NYSE Arca, Inc. (“NYSE Arca”) of its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

Shares of USMI will cease trading on the NYSE Arca and will be closed to purchase by investors as of the close of regular trading on the NYSE Arca on March 18, 2015 (the “Closing Date”). On March 18, 2015, USMI will cease accepting orders for Creation Baskets and Redemption Baskets. The Trust will file a post-effective amendment to the registration statement on behalf of USMI to terminate the offering of registered and unsold shares of USMI. The post-effective amendment to the registration statement will be effective on March 18, 2015.

Shareholders may sell shares of USMI prior to the Closing Date and customary brokerage charges, or Redemption Basket charges, as the case may be, may apply to these transactions. From March 18, 2015 through about March 25, 2015 (the “Liquidation Date”) there is no assurance that there will be a market for shares of USMI. Between the Closing Date and the Liquidation Date, USMI will be in the process of closing down and liquidating its portfolio. This process will result in USMI increasing its cash holdings and, as a consequence, not tracking its index, the SummerHaven Metals Index Total ReturnSM, which may not be consistent with USMI’s investment objective and strategy.

On or about the Liquidation Date, USMI will liquidate its assets and distribute cash pro rata to all remaining shareholders who have not previously redeemed or exchanged their shares. These distributions are taxable events. Once the distributions are complete, USMI will terminate.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2014, USCI had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, NewEdge USA LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

As of December 31, 2014, CPER, USAG and USMI had the following Authorized Participants: Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013; and for the Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012

USCI

	For the Year ended December 31, 2014	For the Year ended December 31, 2013	For the Year ended December 31, 2012
Per share NAV, end of period	$48.24	$56.06	$58.45
Average daily total net assets	$702,058,268	$509,704,914	$428,436,180
Cash deposits and investments in Treasuries and money market funds	$792,207,276	$494,440,076	$491,119,704
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$323,118	$265,555	$278,476
Annualized yield based on average daily total net assets	0.05%	0.05%	0.07%
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	89.87%	95.89%	87.72%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	10.13%	4.11%	12.28%
Total unrealized gain (loss) on Futures Contracts	$(38,267,159)	$10,789,747	$(5,220,900)
Management fee	$5,887,414	$4,842,197	$4,070,144
Total fees and other expenses excluding management fees	$1,394,071	$978,267	$856,041
Fees and expenses related to the registration or offering of additional shares	$850	$850	$800
Total commissions accrued to brokers	$653,625	$390,945	$310,109
Total commissions as annualized percentage of average total net assets	0.09%	0.08%	0.07%
Commissions accrued as a result of rebalancing	$614,322	$376,294	$296,759
Percentage of commissions accrued as a result of rebalancing	93.99%	96.25%	95.70%
Commissions accrued as a result of creation and redemption activity	$39,303	$14,651	$13,350
Percentage of commissions accrued as a result of creation and redemption activity	6.01%	3.75%	4.30%

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

The decrease in the per share NAV for December 31, 2014, compared to the year ended December 31, 2013; and for the year ended December 31, 2013, compared to the year ended December 31, 2012, were primarily due to the decrease in values of the Futures Contracts held by USCI.

The increase in cash deposits and investments in Treasuries and money market funds for December 31, 2014, compared to year ended December 31, 2013; and for the year ended December 31, 2013, compared to the year ended December 31, 2012, was the result of USCI’s larger size as measured by total net assets.

The increase in dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2014, compared to year ended December 31, 2013; was primarily due to USCI’s larger size as measured by total net assets. Average daily total net assets increased for December 31, 2013, compared to December 31, 2012, was similar.

The increase in total fees and expenses excluding management fees for December 31, 2014, compared to the year ended December 31, 2013; and for the year ended December 31, 2013, compared to the year ended December 31, 2012, was due to an increase in USCI’s commissions resulting from USCI’s larger size as represented by total net assets as well as the transition trades due to change of FCM.

The increase in USCI’s total commissions accrued to brokers for December 31, 2014, compared to the year ended December 31, 2013; and for the year ended December 31, 2013, compared to December 31, 2012, was primarily due to an increase in USCI’s total net assets (due to net creations) as well as an increase in the number of contracts traded due to the transition from one FCM to another.

CPER

	For the Year ended December 31, 2014	For the Year ended December 31, 2013	For the Year ended December 31, 2012
Per share NAV, end of period	$19.10	$22.92	$25.43
Average daily total net assets	$3,151,177	$2,296,522	$2,552,489
Cash deposits and investments in Treasuries and money market funds	$3,066,521	$2,166,695	$2,541,590
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,455	$1,260	$1,607
Annualized yield based on average daily total net assets	0.05%	0.05%	0.06%
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	89.01%	94.19%	82.98%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	10.99%	5.81%	17.02%
Total unrealized gain (loss) on Futures Contracts	$(197,525)	$130,163	$6,575
Management fee	$20,483	$14,927	$19,823
Total fees and other expenses excluding management fees	$68,468	$86,632	$101,564
Total amount of the expense waiver	$62,989	$81,789	$96,364
Expenses before allowance for the expense waiver	$88,951	$101,559	$121,387
Expenses after allowance for the expense waiver	$25,962	$19,770	$25,023
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$1,896	$916	$956
Total commissions as annualized percentage of average total net assets	0.06%	0.04%	0.04%
Commissions accrued as a result of rebalancing	$1,382	$916	$799
Percentage of commissions accrued as a result of rebalancing	72.89%	100%	83.58%
Commissions accrued as a result of creation and redemption activity	$514	$—	$157
Percentage of commissions accrued as a result of creation and redemption activity	27.11%	—%	16.42%

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

The decrease in the per share NAV for December 31, 2014, compared to the year ended December 31, 2013; and for the year ended December 31, 2013, compared to the year ended December 31, 2012, were primarily due to the decrease in values of the Futures Contracts held by CPER.

The increase in cash deposits and investments in Treasuries and money market funds for December 31, 2014, compared to year ended December 31, 2013, was the result of CPER’s larger size; whereas the decrease in cash deposits and investments in Treasuries and money market funds for the year ended December 31, 2013, compared to the year ended December 31, 2012, was the result of CPER’s smaller size as measured by total net assets.

The dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2014, compared to year ended December 31, 2013; was similar. The dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2013, compared to December 31, 2012, was similar.

The decrease in total gross fees and expenses excluding management fees for December 31, 2014, compared to the year ended December 31, 2013; and for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to an decrease in certain CPER’s operating expenses.

The increase in CPER’s total commissions accrued to brokers for December 31, 2014, compared to the year ended December 31, 2013; and for the year ended December 31, 2013, compared to December 31, 2012, the slight decrease in total commissions accrued to brokers were primarily due to the total number of contracts traded as well as the transition trades due to change of FCM.

USAG

	For the Year ended December 31, 2014	For the Year ended December 31, 2013	For the Year ended December 31, 2012
Per share NAV, end of period	$22.97	$22.79	$25.56
Average daily total net assets	$2,441,385	$2,389,364	$2,948,838
Cash deposits and investments in Treasuries and money market funds	$2,365,241	$2,328,626	$2,679,845
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,176	$1,328	$1,573
Annualized yield based on average daily total net assets	0.05%	0.06%	0.07%
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	90.58%	90.12%	74.65%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	9.42%	9.88%	25.35%
Total unrealized gain (loss) on Futures Contracts	$(66,576)	$(44,553)	$(119,155)
Management fee	$17,092	$19,115	$17,492
Total fees and other expenses excluding management fees	$50,816	$87,824	$82,882
Total amount of the expense waiver	$46,339	$81,772	$76,851
Expenses before allowance for the expense waiver	$67,908	$106,939	$100,374
Expenses after allowance for the expense waiver	$21,569	$25,167	$23,523
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$2,020	$2,003	$2,632
Total commissions as annualized percentage of average total net assets	0.08%	0.08%	0.12%
Commissions accrued as a result of rebalancing	$2,020	$2,003	$2,090
Percentage of commissions accrued as a result of rebalancing	100%	100%	79.41%
Commissions accrued as a result of creation and redemption activity	$—	$—	$542
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	20.59%

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

The slight increase in the per share NAV for USAG for December 31, 2014, compared to the year ended December 31, 2013; and decrease in the per share NAV for the year ended December 31, 2013, compared to the year ended December 31, 2012, were primarily due to an increase or decrease in values of the Futures Contracts held by USAG.

The slight increase in cash deposits and investments in Treasuries and money market funds for December 31, 2014, compared to year ended December 31, 2013, was the result of USAG’s increased size as measured by total net assets; and the decrease for the year ended December 31, 2013, compared to the year ended December 31, 2012, was the result of USAG’s smaller size as measured by total net assets.

USAG’s dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2014, compared to year ended December 31, 2013; and for December 31, 2013 was similar. The dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2013, compared to year ended December 31, 2012 was similar.

The decrease in gross total fees and expenses excluding management fees for December 31, 2014, compared to the year ended December 31, 2013, was primarily due to a decrease in certain of USAG’s operating expenses; and the increase in gross total fees and expenses excluding management fees for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due the fact that USAG had a full year of operations for year ended December 31, 2013.

USAG’s total commissions accrued to brokers for December 31, 2014, compared to the year ended December 31, 2013 remained static; and for the year ended December 31, 2013, compared to December 31, 2012, the increase was primarily a result of the higher number of contracts traded.

USMI

	For the Year ended December 31, 2014	For the Year ended December 31, 2013	For the Year ended December 31, 2012
Per share NAV, end of period	$19.82	$21.97	$26.47
Average daily total net assets	$2,216,973	$2,519,632	$2,849,399
Cash deposits and investments in Treasuries and money market funds	$2,120,591	$2,248,304	$2,605,049
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,015	$1,299	$1,270
Annualized yield based on average daily total net assets	0.05%	0.05%	0.08%
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	85.00%	85.34%	82.03%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	15.00%	14.66%	17.97%
Total unrealized gain (loss) on Futures Contracts	$(136,564)	$(46,293)	$46,058
Management fee	$14,774	$17,637	$10,681
Total fees and other expenses excluding management fees	$48,747	$87,302	$62,473
Total amount of the expense waiver	$44,985	$82,165	$59,316
Expenses before allowance for the expense waiver	$63,521	$104,939	$73,154
Expenses after allowance for the expense waiver	$18,536	$22,774	$13,838
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$826	$871	$714
Total commissions as annualized percentage of average total net assets	0.04%	0.03%	0.05%
Commissions accrued as a result of rebalancing	$826	$774	$512
Percentage of commissions accrued as a result of rebalancing	100%	88.86%	71.71%
Commissions accrued as a result of creation and redemption activity	$—	$97	$202
Percentage of commissions accrued as a result of creation and redemption activity	—%	11.14%	28.29%

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

The decrease in the per share NAV for USMI for December 31, 2014, compared to the year ended December 31, 2013; and decrease in the per share NAV for the year ended December 31, 2013, compared to the year ended December 31, 2012, were primarily due to a decrease in values of the Futures Contracts held by USMI.

The decrease in cash deposits and investments in Treasuries and money market funds for December 31, 2014, compared to year ended December 31, 2013; and for the year ended December 31, 2013, compared to the year ended December 31, 2012, was the result of USMI’s smaller size as measured by total net assets.

USMI’s dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2014, compared to year ended December 31, 2013 was similar; and for December 31, 2013, compared to December 31, 2012, the amount of interest income earned by USMI as a percentage of average total net assets were similar.

The decrease in gross total fees and expenses excluding management fees for December 31, 2014, compared to the year ended December 31, 2013, was primarily due to a decrease in certain of USMI’s operating expenses; and the increase in gross total fees and expenses excluding management fees for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due the fact that USMI had a full year of operations for year ended December 31, 2013.

USMI’s total commissions accrued to brokers for December 31, 2014, compared to the year ended December 31, 2013 remained static; and for the year ended December 31, 2013, compared to December 31, 2012, the increase was primarily a result of the higher number of contracts traded.

For the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013; and for the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

USCI

	For the three months ended December 31, 2014	For the three months ended December 31, 2013	For the three months ended December 31, 2012
Average daily total net assets	$817,200,303	$508,589,477	$484,122,909
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$89,995	$59,083	$100,972
Annualized yield based on average daily total net assets	0.04%	0.05%	0.08%
Management fee	$1,647,834	$1,217,828	$1,156,075
Total fees and other expenses excluding management fees	$485,590	$252,406	$171,863
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$207,424	$106,806	$85,901
Total commissions as annualized percentage of average total net assets	0.10%	0.08%	0.07%
Commissions accrued as a result of rebalancing	$200,561	$100,298	$83,352
Percentage of commissions accrued as a result of rebalancing	96.69%	93.91%	97.03%
Commissions accrued as a result of creation and redemption activity	$6,863	$6,508	$2,549
Percentage of commissions accrued as a result of creation and redemption activity	3.31%	6.09%	2.97%

The increase in USCI’s average daily total net assets for the three months ended December 31, 2014, compared to the three months ended December 31, 2013; and for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, were primarily due to an increase in size due to net creations.

The increase in USCI’S dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2014, compared to the three months ended December 31, 2013; and for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, was primarily due to USCI’s larger size as measured by total net assets.

The increase in USCI’s total fees and expenses excluding management fees for the three months ended December 31, 2014, compared to the three months ended December 31, 2013; and for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, was due to an increase in USCI’s commissions resulting from USCI’s larger size as represented by total net assets.

The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2014, compared to the year ended December 31, 2013; and for the three months ended December 31, 2013, compared to the three months December 31, 2012, was primarily due to an increase in USCI’s total net assets (due to net creations) as well as an increase in the number of contracts traded during the rebalancing periods.

CPER

	For the three months ended December 31, 2014	For the three months ended December 31, 2013	For the three months ended December 31, 2012
Average daily total net assets	$3,015,303	$2,217,614	$2,515,754
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$340	$270	$514
Annualized yield based on average daily total net assets	0.04%	0.05%	0.08%
Management fee	$4,940	$3,633	$4,111
Total fees and other expenses excluding management fees	$16,751	$15,951	$33,217
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total amount of the expense waiver	$15,611	$14,618	$31,459
Expenses before allowance for the expense waiver	$21,691	$19,584	$37,328
Expenses after allowance for the expense waiver	$6,080	$4,966	$5,869
Total commissions accrued to brokers	$225	$367	$359
Total commissions as annualized percentage of average total net assets	0.03%	0.07%	0.06%
Commissions accrued as a result of rebalancing	$225	$367	$359
Percentage of commissions accrued as a result of rebalancing	100%	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

The increase in CPER’s average daily total net assets for the three months ended December 31, 2014, compared to the three months ended December 31, 2013; and for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, were primarily due to an increase in size due to net creation.

The dividend and interest income earned on Treasuries, cash and/or cash equivalents for the three months ended December 31, 2014, compared to year ended December 31, 2013, was similar. The dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2013, compared to December 31, 2012, was similar.

The slight increase in total gross fees and expenses excluding management fees for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, was primarily due to an increase in certain CPER’s operating expenses; and for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, the decrease in total gross fees and expenses excluding management fees was primarily due to a decrease in certain of CPER’s operating expenses.

CPER’s total commissions accrued to brokers for the three months ended December 31, 2014, compared to the three months ended December 31, 2013; and for the three months ended December 31, 2013, compared to December 31, 2012, were similar and primarily due to the total number of contracts traded.

USAG

	For the three months ended December 31, 2014	For the three months ended December 31, 2013	For the three months ended December 31, 2012
Average daily total net assets	$2,352,554	$2,337,457	$2,653,902
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$267	$292	$559
Annualized yield based on average daily total net assets	0.05%	0.05%	0.08%
Management fee	$3,855	$4,713	$5,337
Total fees and other expenses excluding management fees	$22,974	$6,132	$32,086
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total amount of the expense waiver	$21,749	$4,637	$30,132
Expenses before allowance for the expense waiver	$26,829	$10,845	$37,423
Expenses after allowance for the expense waiver	$5,080	$6,208	$7,291
Total commissions accrued to brokers	$555	$479	$558
Total commissions as annualized percentage of average total net assets	0.09%	0.08%	0.08%
Commissions accrued as a result of rebalancing	$555	$479	$558
Percentage of commissions accrued as a result of rebalancing	100%	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

USAG’s average daily total net assets for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, was similar; and for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, USAG’s average daily total net assets decreased was primarily due to an decrease in values of the Futures Contracts held by USAG.

USAG’s dividend and interest income earned on Treasuries, cash and/or cash equivalents for the three months ended December 31, 2014, compared to year ended December 31, 2013, was similar; and for the three months ended December 31, 2013, compared to December 31, 2012, was similar.

The increase in total gross fees and expenses excluding management fees for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, was primarily due to an increase in certain USAG’s operating expenses; and for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, the decrease in total gross fees and expenses excluding management fees was primarily due to a decrease in certain of USAG’s operating expenses.

USAG’s total commissions accrued to brokers for the three months ended December 31, 2014, compared to the three months ended December 31, 2013; and for the three months ended December 31, 2013, compared to December 31, 2012, were similar and primarily due to the total number of contracts traded.

USMI

	For the three months ended December 31, 2014	For the three months ended December 31, 2013	For the three months ended December 31, 2012
Average daily total net assets	$2,090,881	$2,220,427	$2,637,101
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$246	$252	$570
Annualized yield based on average daily total net assets	0.05%	0.05%	0.09%
Management fee	$3,425	$3,917	$4,640
Total fees and other expenses excluding management fees	$21,753	$6,182	$31,766
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total amount of the expense waiver	$20,968	$4,987	$30,139
Expenses before allowance for the expense waiver	$25,178	$10,099	$36,406
Expenses after allowance for the expense waiver	$4,210	$5,112	$6,267
Total commissions accrued to brokers	$192	$228	$238
Total commissions as annualized percentage of average total net assets	0.04%	0.04%	0.04%
Commissions accrued as a result of rebalancing	$192	$228	$238
Percentage of commissions accrued as a result of rebalancing	100%	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

The decrease in USMI’s average daily total net assets for the three months ended December 31, 2014, compared to the three months ended December 31, 2013; and for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, were primarily due to a decrease in values of the Futures Contracts held by USMI.

USMI’s dividend and interest income earned on Treasuries, cash and/or cash equivalents for the three months ended December 31, 2014, compared to year ended December 31, 2013, was similar; and the dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2013, compared to December 31, 2012, was similar.

The increase in total gross fees and expenses excluding management fees for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, was primarily due to an increase in certain USMI’s operating expenses; and for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, the slight decrease in total gross fees and expenses excluding management fees was primarily due to a decrease in certain USMI’s operating expenses.

USMI’s total commissions accrued to brokers for the three months ended December 31, 2014, compared to the three months ended December 31, 2013; and for the three months ended December 31, 2013, compared to December 31, 2012, were similar and primarily due to the total number of contracts traded.

Portfolio Holdings for USCI

During the year ended December 31, 2014, USCI’s portfolio held at all times Futures Contracts based on at least fourteen different commodities. Due to changes in the composition of the SDCI, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The SDCI” below). The table below lists the Benchmark Component Futures Contracts held during the year ended December 31, 2014.

Benchmark Component Futures Contracts for USCI

Commodities	1/1/2014	2/1/2014	3/1/2014	4/1/2014	5/1/2014	6/1/2014	7/1/2014	8/1/2014	9/1/2014	10/1/2014	11/1/2014	12/1/2014
Crude Oil (Brent)	•	•		•	•	•
Crude Oil (WTI)	•	•	•	•	•	•	•	•		•
Gas Oil	•	•			•							•
Heating Oil	•	•	•								•	•
Natural Gas	•	•	•	•			•		•	•	•	•
Unleaded Gasoline	•	•	•	•	•	•	•	•	•	•	•	•
Feeder Cattle	•	•	•	•	•	•	•	•	•	•	•	•
Lean Hogs		•	•	•	•	•	•	•	•	•	•	•
Live Cattle	•	•	•	•	•	•	•	•	•	•	•	•
Corn	•		•	•		•	•		•
Soybeans
Soybean Meal	•	•	•	•	•	•	•	•	•	•	•	•
Soybean Oil								•
Wheat	•	•	•	•	•	•	•	•	•	•	•	•
Aluminum					•	•	•	•	•	•	•	•
Copper		•		•				•	•	•	•	•
Lead								•	•	•	•	•
Nickel			•					•
Tin
Zinc	•	•	•	•	•	•	•	•	•	•	•	•
Gold											•	•
Platinum	•	•	•	•	•	•	•	•	•	•
Silver	•	•	•	•	•	•	•	•	•	•	•	•
Cocoa			•	•	•	•	•	•	•	•	•	•
Coffee	•	•	•	•	•	•	•	•	•	•	•	•
Cotton
Sugar	•	•	•	•	•	•	•	•	•	•	•	•

— = Component

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2014. Second, while the tables above list the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

													YTD Price
Commodities	1/1/2014	2/1/2014	3/1/2014	4/1/2014	5/1/2014	6/1/2014	7/1/2014	8/1/2014	9/1/2014	10/1/2014	11/1/2014	12/1/2014	Performance
Crude Oil (Brent)	•	•		•	•	•							(31.70)%
Crude Oil (WTI)	•	•	•	•	•	•	•	•		•			(40.00)%
Gas Oil	•	•			•							•	(45.80)%
Heating Oil	•	•	•								•	•	(45.90)%
Natural Gas	•	•	•	•			•		•	•	•	•	(48.30)%
Unleaded Gasoline	•	•	•	•	•	•	•	•	•	•	•	•	(48.50)%
Feeder Cattle	•	•	•	•	•	•	•	•	•	•	•	•	31.60%
Lean Hogs		•	•	•	•	•	•	•	•	•	•	•	23.20%
Live Cattle	•	•	•	•	•	•	•	•	•	•	•	•	(4.90)%
Corn	•		•	•		•	•		•				(2.60)%
Soybeans													(5.90)%
Soybean Meal	•	•	•	•	•	•	•	•	•	•	•	•	(16.70)%
Soybean Oil								•					(17.60)%
Wheat	•	•	•	•	•	•	•	•	•	•	•	•	(22.30)%
Aluminum					•	•	•	•	•	•	•	•	9.00%
Copper		•		•				•	•	•	•	•	6.00%
Lead								•	•	•	•	•	4.10%
Nickel			•					•					(12.90)%
Tin													(15.80)%
Zinc	•	•	•	•	•	•	•	•	•	•	•	•	(16.80)%
Gold											•	•	(1.50)%
Platinum	•	•	•	•	•	•	•	•	•	•			(11.80)%
Silver	•	•	•	•	•	•	•	•	•	•	•	•	(19.50)%
Cocoa			•	•	•	•	•	•	•	•	•	•	50.50%
Coffee	•	•	•	•	•	•	•	•	•	•	•	•	7.40%
Cotton													(11.50)%
Sugar	•	•	•	•	•	•	•	•	•	•	•	•	(28.80)%

• = Component

Source: Bloomberg

Tracking each Trust Series’ Benchmark

USCF seeks to manage each Trust Series’ portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the changes in the price of the Applicable Index, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in a Trust Series’ per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Applicable Index. As an example, if the average daily movement of the price of the Applicable Index for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Applicable Index’s results). Each Trust Series’ portfolio management goals do not include trying to make the nominal price of its per share NAV equal to the nominal price of the Applicable Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts and Other Related Investments.

USCI

For the 30 valuation days ended December 31, 2014, the simple average daily change in the SDCI was (0.360)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.391)%. The average daily difference was (0.031)% (or (3.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (5.08)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended December 31, 2014, the last trading day in December. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts for the three years ended December 31, 2014.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to December 31, 2014, the simple average daily change in the SDCI was 0.000%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.006%. The average daily difference was (0.00600)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (10.05)%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2014, the actual total return of USCI as measured by changes in its per share NAV was (13.95)%. This is based on an initial per share NAV of $56.06 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $48.24. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $49.28 as of December 31, 2014, for a total return over the relevant time period of (12.09)%. The difference between the actual per share NAV total return of USCI of (13.95)% and the expected total return based on the SDCI of (12.09)% was an error over the time period of (1.86)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDCI total return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2014, USCI earned interest income of $323,118, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the year ended December 31, 2014, USCI also collected $23,400 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2014, USCI incurred total expenses of $7,281,485. Income from interest and Authorized Participant collections net of expenses was $(6,934,967), which is equivalent to a weighted average net income rate of approximately (0.99)% for the year ended December 31, 2014.

By comparison, for the year ended December 31, 2013, the actual total return of USCI as measured by changes in its per share NAV was (4.09)%. This was based on an initial per share NAV of $58.45 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $56.06. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $56.83 as of December 31, 2013, for a total return over the relevant time period of (2.77)%. The difference between the actual per share NAV total return of USCI of (4.09)% and the expected total return based on the SDCI of (2.79)% was an error over the time period of (1.32)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDCI total return can be attributed to the net impact of the expenses that USCI paid, offset in part by the income that USCI collected on its cash and cash equivalent holdings. During the year ended December 31, 2013, USCI earned interest income of $265,555, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the year ended December 31, 2013, USCI also collected $15,750 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2013, USCI incurred total expenses of $5,820,464. Income from interest and Authorized Participant collections net of expenses was $(5,539,159), which is equivalent to a weighted average net income rate of approximately (1.09)% for the year ended December 31, 2013.

By comparison, for the year ended December 31, 2012, the actual total return of USCI as measured by changes in its per share NAV was (0.03)%. This was based on an initial per share NAV of $58.47 on December 31, 2011 and an ending per share NAV as of December 31, 2012 of $58.45. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $59.27 as of December 31, 2012, for a total return over the relevant time period of 1.37%. The difference between the actual per share NAV total return of USCI of (0.03)% and the expected total return based on the SDCI of 1.37% was an error over the time period of (1.40)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDCI total return can be attributed to the net impact of the expenses that USCI paid, offset in part by the income that USCI collected on its cash and cash equivalent holdings. During the year ended December 31, 2012, USCI earned interest income of $278,476, which is equivalent to a weighted average income rate of approximately 0.07% for such period. In addition, during the year ended December 31, 2012, USCI also collected $12,950 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2012, USCI incurred total expenses of $4,926,185. Income from interest and Authorized Participant collections net of expenses was $(4,634,759), which is equivalent to a weighted average net income rate of approximately (1.08)% for the year ended December 31, 2012.

CPER

For the 30 valuation days ended December 31, 2014, the simple average daily change in the SCI was (0.218)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.229)%. The average daily difference was (0.011)% (or (1.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (1.53)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended December 31, 2014, the last trading day in December. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the Benchmark Component Copper Futures Contracts for the three years ended December 31, 2014.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to December 31, 2014, the simple average daily change in the SCI was (0.03)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.02)%. The average daily difference was (0.0040)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.93)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of CPER versus the return of the SCI can be calculated by comparing the actual return of CPER, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that CPER’s returns had been exactly the same as the daily changes in the price of the SCI.

For the year ended December 31, 2014, the actual total return of CPER as measured by changes in its per share NAV was (16.67)%. This is based on an initial per share NAV of $22.92 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $19.10. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SCI, CPER would have had an estimated per share NAV of $19.28 as of December 31, 2014, for a total return over the relevant time period of (15.88)%. The difference between the actual per share NAV total return of CPER of (16.67)% and the expected total return based on the SCI of (15.88)% was an error over the time period of (0.79)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SCI total return can be attributed to the net impact of the expenses that CPER pays, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2014, CPER earned interest income of $1,455, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the year ended December 31, 2014, CPER collected $1,750 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2014, CPER incurred net expenses of $25,962. Income from interest and Authorized Participant collections net of expenses was $(22,757), which is equivalent to a weighted average net income rate of approximately (0.72)% for the year ended December 31, 2014.

By comparison, for the year ended December 31, 2013, the actual total return of CPER as measured by changes in its per share NAV was (9.87)%. This was based on an initial per share NAV of $25.43 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $22.92. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SCI, CPER would have had an estimated per share NAV of $23.17 as of December 31, 2013, for a total return over the relevant time period of (8.89)%. The difference between the actual per share NAV total return of CPER of (9.87)% and the expected total return based on the SCI of (8.89)% was an error over the time period of (0.98)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SCI total return can be attributed to the net impact of the expenses that CPER paid, offset in part by the income that CPER collected on its cash and cash equivalent holdings. During the year ended December 31, 2013, CPER earned interest income of $1,260, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the year ended December 31, 2013, CPER did not collect any fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2013, CPER incurred net expenses of $19,770. Income from interest and Authorized Participant collections net of expenses was $(18,510), which is equivalent to a weighted average net income rate of approximately (0.81)% for the year ended December 31, 2013.

By comparison, for the year ended December 31, 2012, the actual total return of CPER as measured by changes in its per share NAV was 3.92%. This was based on an initial per share NAV of $24.47 on December 31, 2011 and an ending per share NAV as of December 31, 2012 of $25.43. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SCI, CPER would have had an estimated per share NAV of $25.70 as of December 31, 2012, for a total return over the relevant time period of 5.03%. The difference between the actual per share NAV total return of CPER of 3.92% and the expected total return based on the SCI of 5.03% was an error over the time period of (1.11)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SCI total return can be attributed to the net impact of the expenses that CPER paid, offset in part by the income that CPER collected on its cash and cash equivalent holdings. During the year ended December 31, 2012, CPER earned interest income of $1,607, which is equivalent to a weighted average income rate of approximately 0.06% for such period. In addition, during the year ended December 31, 2012, CPER also collected $1,350 from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2012, CPER incurred net expenses of $25,023. Income from interest and Authorized Participant collections net of expenses was $(22,066), which is equivalent to a weighted average net income rate of approximately (0.86)% for the year ended December 31, 2012.

USAG

For the 30-valuation days ended December 31, 2014, the simple average daily change in the SDAI was (0.117)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.119)%. The average daily difference was (0.002)% (or (0.2)% basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 1.11%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended December 31, 2014, the last trading day in December. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the Benchmark Component Agriculture Futures Contracts for the two years ended December 31, 2014.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to December 31, 2014, the simple average daily change in the SDAI was 0.006%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.01)%. The average daily difference was (0.0040)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 7.54%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2014, the actual total return of USAG as measured by changes in its per share NAV was 2.76%. This is based on an initial per share NAV of $22.79 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $22.97. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $23.60 as of December 31, 2014, for a total return over the relevant time period of 3.55%. The difference between the actual per share NAV total return of USAG of 2.76% and the expected total return based on the SDAI of 3.55% was an error over the time period of (0.99)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDAI total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the year ended December 31, 2014, USAG earned interest income of $1,176, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the year ended December 31, 2014, USAG did not collect from its Authorized Participants for creating or redeeming baskets of shares. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2014, USAG incurred net expenses of $21,569. Income from interest and Authorized Participant collections net of expenses was $(20,393), which is equivalent to a weighted average net income rate of approximately (0.84)% for the year ended December 31, 2014.

By comparison, for the period ended December 31, 2013, the actual total return of USAG as measured by changes in its per share NAV was (10.84)%. This was based on an initial per share NAV of $25.56 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $22.79. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $22.97 as of December 31, 2013, for a total return over the relevant time period of (10.13)%. The difference between the actual per share NAV total return of USAG of (10.84)% and the expected total return based on the SDAI of (10.13)% was an error over the time period of (0.71)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDAI total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the year ended December 31, 2013, USAG earned interest income of $1,328, which is equivalent to a weighted average income rate of approximately 0.06% for such period. During the year ended December 31, 2013, USAG did not collect any from its Authorized Participants for creating or redeeming baskets of shares. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2013, USAG incurred net expenses of $25,167. Income from interest and Authorized Participant collections net of expenses was $(23,839), which is equivalent to a weighted average net income rate of approximately (1.00)% for the year ended December 31, 2013.

By comparison, for the period ended December 31, 2012, the actual total return of USAG as measured by changes in its per share NAV was 2.24%. This was based on an initial per share NAV of $25.00 on April 13, 2012 and an ending per share NAV as of December 31, 2012 of $25.56. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $25.80 as of December 31, 2012, for a total return over the relevant time period of 3.20%. The difference between the actual per share NAV total return of USAG of 2.24% and the expected total return based on the SDAI of 3.20% was an error over the time period of (0.96)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDAI total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the period ended December 31, 2012, USAG earned interest income of $1,573, which is equivalent to a weighted average income rate of approximately 0.07% for such period. In addition, during the period ended December 31, 2012, USAG also collected $2,700 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USAG’s actual total return. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended December 31, 2012, USAG incurred net expenses of $23,523. Income from interest and Authorized Participant collections net of expenses was $(19,250), which is equivalent to a weighted average net income rate of approximately (0.91)% for the period ended December 31, 2012.

USMI

For the 30-valuation days ended December 31, 2014, the simple average daily change in the SDMI was (0.170)%, while the simple average daily change in the per share NAV of USMI over the same time period was (0.180)%. The average daily difference was (0.009)% (or (0.9) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDMI, the average error in daily tracking by the per share NAV was (5.57)%, meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USMI’s per share NAV versus the daily movement of the SDMI for the 30-valuation day period ended December 31, 2014, the last trading day in December. The second chart below shows the monthly total returns of USMI as compared to the monthly value of the Benchmark Component Metals Futures Contracts for the two years ended December 31, 2014.

Since the commencement of the offering of USMI’s shares to the public on June 19, 2012 to December 31, 2014, the simple average daily change in the SDMI was (0.027)%, while the simple average daily change in the per share NAV of USMI over the same time period was (0.03)%. The average daily difference was (0.0050)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDMI, the average error in daily tracking by the per share NAV was (3.54)% meaning that over this time period USMI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2014, the actual total return of USMI as measured by changes in its per share NAV was (9.79)%. This is based on an initial per share NAV of $21.97 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $19.82. During this time period, USMI made no distributions to its shareholders. However, if USMI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDMI, USMI would have had an estimated per share NAV of $20.43 as of December 31, 2014, for a total return over the relevant time period of (7.01)%. The difference between the actual per share NAV total return of USMI of (9.79)% and the expected total return based on the SDMI of (7.01)% was an error over the time period of (2.78)% which is to say that USMI’s actual total return underperformed the SDMI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDMI total return can be attributed to the net impact of the expenses that USMI pays, offset in part by the income that USMI collects on its cash and cash equivalent holdings. During the year ended December 31, 2014, USMI earned interest income of $1,015, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the year ended December 31, 2014, USMI did not collect from its Authorized Participants for creating or redeeming baskets of shares. However, if the total assets of USMI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2014, USMI incurred net expenses of $18,536. Income from interest and Authorized Participant collections net of expenses was $(17,521), which is equivalent to a weighted average net income rate of approximately (0.79)% for the year ended December 31, 2014.

By comparison, for the period ended December 31, 2013, the actual total return of USMI as measured by changes in its per share NAV was (17.00)%. This was based on an initial per share NAV of $26.47 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $21.97. During this time period, USMI made no distributions to its shareholders. However, if USMI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDMI, USMI would have had an estimated per share NAV of $22.23 as of December 31, 2013, for a total return over the relevant time period of (16.00)%. The difference between the actual per share NAV total return of USMI of (17.00)% and the expected total return based on the SDMI of (16.00)% was an error over the time period of (1.00)% which is to say that USMI’s actual total return underperformed the SDMI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDMI total return can be attributed to the net impact of the expenses that USMI pays, offset in part by the income that USMI collects on its cash and cash equivalent holdings. During the year ended December 31, 2013, USMI earned interest income of $1,299, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the year ended December 31, 2013, USMI also collected $1,350 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USMI’s actual total return. However, if the total assets of USMI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2013, USMI incurred net expenses of $22,774. Income from interest and Authorized Participant collections net of expenses was $(20,125), which is equivalent to a weighted average net income rate of approximately (0.80)% for the year ended December 31, 2013.

By comparison, for the period ended December 31, 2012, the actual total return of USMI as measured by changes in its per share NAV was 5.88%. This was based on an initial per share NAV of $25.00 on June 19, 2012 and an ending per share NAV as of December 31, 2012 of $26.47. During this time period, USMI made no distributions to its shareholders. However, if USMI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDMI, USMI would have had an estimated per share NAV of $26.57 as of December 31, 2012, for a total return over the relevant time period of 6.28%. The difference between the actual per share NAV total return of USMI of 5.88% and the expected total return based on the SDMI of 6.28% was an error over the time period of (0.40)% which is to say that USMI’s actual total return underperformed the SDMI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDMI total return can be attributed to the net impact of the expenses that USMI pays, offset in part by the income that USMI collects on its cash and cash equivalent holdings. During the period ended December 31, 2012, USMI earned interest income of $1,270, which is equivalent to a weighted average income rate of approximately 0.08% for such period. In addition, during the period ended December 31, 2012, USMI also collected $1,350 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USMI’s actual total return. However, if the total assets of USMI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended December 31, 2012, USMI incurred net expenses of $13,838. Income from interest and Authorized Participant collections net of expenses was $(11,218), which is equivalent to a weighted average net income rate of approximately (0.74)% for the period ended December 31, 2012.

Factors That Can Impact Ability to Track the Applicable Benchmark Component Futures Contract

There are currently three factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track its Applicable Benchmark Component Futures Contract.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Benchmark Component Futures Contract. During the year ended December 31, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Benchmark Component Futures Contract over time.

Second, each Trust Series incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Benchmark Component Futures Contract. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the year ended December 31, 2014. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Benchmark Component Futures Contract includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Benchmark Component Futures Contract. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Benchmark Component Futures Contract. During the year ended December 31, 2014, USCI earned, on an annualized basis, approximately 0.05% on its cash holdings. It also incurred cash expenses on an annualized basis of (0.84)% for management fees, approximately (0.09)% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately (0.11)% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.99)% and affected USCI’s ability to track its benchmark. During the year ended December 31, 2014, CPER earned, on an annualized basis, approximately 0.05% on its cash holdings. It also incurred cash expenses on an annualized basis of approximately (0.65)% for management fees, approximately (0.06)% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately (0.12)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.78)% and affected CPER’s ability to track its benchmark. During the year ended December 31, 2014, USAG earned, on an annualized basis, approximately 0.05% on its cash holdings. It also incurred cash expenses on an annualized basis of approximately (0.70)% for management fees, approximately (0.08)% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately (0.11)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.84)% and affected USAG’s ability to track its benchmark. During the year ended December 31, 2014, USMI earned, on an annualized basis, approximately 0.05% on its cash holdings. It also incurred cash expenses on an annualized basis of approximately (0.67)% for management fees, approximately (0.04)% in brokerage commission costs related to the purchase and sale of Futures Contracts, and approximately (0.13)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.79)% and affected USMI’s ability to track its benchmark. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Benchmark Component Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Benchmark Component Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Benchmark Component Futures Contract until such a time when interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Benchmark Component Futures Contract’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2014. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2014. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2014. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2014. During the year ended December 31, 2014, no Trust Series held any Other Related Investments.

Finally, a Trust Series could hold Other-Related Investments. In any of these cases, the error in tracking the Applicable Benchmark Component Futures Contract could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Benchmark Component Futures Contract. During the year ended December 31, 2014, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from December 31, 2004 through December 31, 2014.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from December 31, 2004 through December 31, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from December 31, 2004 through December 31, 2014

Year	Ending Level*	Annual Return
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (12/31/04-12/31/2014)*

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2014.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2014
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI
Total return	36%	6%	232%	556%
Average annual return (total)	3.97%	4.52%	9.97%	13.79%
Annualized volatility	16.86%	23.30%	19.21%	15.58%
Annualized Sharpe ratio	0.10	0.09	0.39	0.72

Source: SHIM, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through December 31, 2014 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

Ten Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DB LCI OY TR, and the Hypothetical Returns of the SDCI

(12/31/04-12/31/14)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DB LCI OY TR, and the Hypothetical Returns of the SDCI

(12/31/08-12/31/14)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SCI

The table and chart below show the hypothetical performance of the SCI from December 31, 2004 through December 31, 2014.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the SCI would have performed from December 31, 2004 through December 31, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCI for the period

from December 31, 2004 through December 31, 2014

Year	Ending Level*	Annual Return
2004	310.819	48.40%
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%

*	The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SCI Year-Over-Year

Hypothetical Total Returns (12/31/04-12/31/14)

                                                  source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2014.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2014
	BCOM HG TR	Spot Copper (less storage)	SCI TR
Total return	306%	130%	499%
Average annual return (total)	15.63%	11.61%	18.65%
Annualized volatility	27.43%	26.42%	26.79%
Annualized Sharpe ratio	0.48	0.35	0.60

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCI from December 31, 1997 through December 31, 2014 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Sub index Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Sub index Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Sub index Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes over a ten year period.

10 Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI (12/31/04-12/31/14)

Source: SHIM, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period.

Five Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI (12/31/09-12/31/14)

Source: SHIM, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SDAI

The table and chart below show the hypothetical performance of the SDAI from December 31, 2004 through December 31, 2014.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from December 31, 2004 through December 31, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2004 through December 31, 2014

Year	Ending Level*	Annual Return
2004	213.353	5.88%
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.61	3.21%
2013	324.11	(10.12)%
2014	329.880	1.78%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (12/31/04-12/31/14)

                                     source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through December 31, 2014.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2014
	BCOM AG TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI
Total return	(28)%	(57)%	(10)%	53%
Average annual return (total)	(0.39)%	(3.45)%	0.43%	3.40%
Annualized volatility	20.49%	21.22%	19.56%	15.40%
Annualized Sharpe ratio	(0.12)	(0.25)	(0.08)	0.08

The table above shows the performance of the SDAI from December 31, 1997 through December 31, 2014 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Agriculture Sub index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Sub index Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through December 31, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the BCOM AG TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI

(12/31/04-12/31/14)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM AG TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI

(12/31/09-12/31/2014)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SDMI

The table and chart below show the hypothetical performance of the SDMI from December 31, 2004 through December 31, 2014.

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

Since the SDMI was launched on September 23, 2010, there is no actual performance history of the SDMI to present. However, the components of the SDMI and the weighting of the components of the SDMI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDMI would have performed from December 31, 2004 through December 31, 2014 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDMI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2004 through December 31, 2014

Year	Ending Level*	Annual Return
2004	262.652	23.42%
2005	347.386	32.26%
2006	589.403	69.67%
2007	669.439	13.58%
2008	425.151	(36.49)%
2009	735.929	73.10%
2010	975.580	32.56%
2011	823.695	(15.57)%
2012	865.68	5.10%
2013	727.17	(16.00)%
2014	665.580	(8.47)%

*	The “base level” for the SDMI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Dynamic Metals Index Total Return Year-Over-Year

Hypothetical Total Returns (12/31/04-12/31/2014)

                                               source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDMI in comparison with the actual total return of three major indexes between December 31, 1997 and December 31, 2014.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2014
	JJM	RICI Metals TR	DB LCI OY Industrial Metals TR	SDMI TR
Total return	124%	283%	195%	428%
Average annual return (total)	9.88%	11.50%	11.96%	13.97%
Annualized volatility	22.35%	18.27%	21.14%	19.23%
Annualized Sharpe ratio	0.33	0.50	0.45	0.60

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SDMI from December 31, 1997 through December 31, 2014 in comparison with three traditional metals indices: the Rogers International Commodity Index®–Metals Total Return, Bloomberg Industrial Metals Sub index Total ReturnSM (“JJM”), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM. The Rogers International Commodity Index®–Metals Total Return is an index of ten metals commodity futures contracts, representing commodities consumed in the global economy and is a sub-index of the Rogers International Commodity Index. The Bloomberg Industrial Metals Sub index Total ReturnSM is currently composed of four futures contracts on industrial metals, three of which (aluminum, nickel and zinc) are traded on the LME and the other of which (copper) is traded on the COMEX division of the NYMEX. The Deutsche Bank Liquid Commodity Index-Optimum Yield Industrial Metals Total ReturnTM is designed to reflect the performance of certain futures contracts on aluminum, copper and zinc. The data for the SDMI Total Return Index is derived by using the SDMI’s calculation methodology with historical prices for the futures contracts comprising the SDMI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDMI. As a result, there are inherent limitations in comparing the performance of such indices against the SDMI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USMI is not responsible for any information found on such websites, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2014; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the JJM,

RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI

(12/31/04-12/31/14)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDMI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the JJM,

RICI Metals TR, DB LCI OY IM TR, and the Hypothetical Returns of the SDMI

(12/31/09-12/31/14)

Source: SHIM, Bloomberg

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

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust’s financial statements and related disclosures and has determined that the valuation of Applicable Interests, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by each Trust Series for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, each Trust Series estimates interest income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2014, the Trust Series’ expenses exceeded the income earned or the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2013, the Trust Series’ expenses exceeded the income each Trust Series earned and the cash earned from the sale of Creation Baskets. During the years ended December 31, 2014 and 2013, each Trust Series used income and cash holdings to pay expenses, which could cause a decline in each Trust Series’ NAV over time. To the extent expenses exceed income, each Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2014, none of the Trust Series was forced to purchase or liquidate any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into over-the-counter transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Newedge, each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the year ended December 31, 2014, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the year ended December 31, 2014, CPER did not make investments on any foreign exchanges. During the year ended December 31, 2014, the only foreign exchange on which USAG made investments was the ICE Futures. Those Futures Contracts are denominated in Canadian dollars and U.S. dollars. During the year ended December 31, 2014, the only foreign exchange on which USMI made investments was the LME. Those Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2014, each of USCI, CPER, USAG and USMI held cash deposits and investments in Treasuries in the amount of $792,207,276, $3,066,521, $2,365,241 and $2,120,591, respectively, with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2014, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of December 31, 2014 or had direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares called “Redemption Baskets.” Each Trust Series has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed. From July 1, 2011 through December 31, 2014 (and continuing at least through May 1, 2015), Authorized Participants pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through December 31, 2014 (and continuing at least through May 1, 2015), Authorized Participants pay each of CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets (for USMI, the period from May 1, 2012 through March 18, 2015); prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER, 0.65% per annum of average daily total net assets for USAG and 0.65% per annum of average daily total net assets for USMI. Effective as of May 29, 2012 through April 30, 2014, USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 through April 30, 2015, USCF voluntarily waived the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, the date USMI became listed on the NYSE Arca. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2014, FCM fees were approximately 0.09% of average daily total net assets for USCI, approximately 0.06% of average daily total net assets for CPER, approximately 0.08% of average daily total net assets for USAG and approximately 0.04% of average daily total net assets for USMI. In general, transaction costs on over-the-counter Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least May 1, 2015. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5.

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

As of December 31, 2014, USCI’s portfolio consisted of 16,989 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 40 Futures Contracts traded on the COMEX, USAG’s portfolio consisted of 82 Futures Contracts traded on the Futures Exchanges and USMI’s portfolio consisted of 87 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s, USAG’s and USMI’s current holdings, please see www.unitedstatescommodityfunds.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER, USAG and USMI during the year ended December 31, 2014.

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

During the 12 month reporting period ended December 31, 2014, each Trust Series limited its over-the-counter activities to EFR transactions.

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

Item 8.	Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Index to Financial Statements

Documents	Page
Management’s Annual Report on Internal Control Over Financial Reporting.	123

Reports of Independent Registered Public Accounting Firm.	124

Statements of Financial Condition at December 31, 2014 and 2013.	126

Schedule of Investments at December 31, 2014 and 2013.	131

Statements of Operations for the years ended December 31, 2014, 2013 and 2012.	141

Statements of Changes in Capital for the years ended December 31, 2014, 2013 and 2012 and Statements of Changes in Shares Outstanding for the years ended December 31, 2014, 2013 and 2012.	146

Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.	151

Notes to Financial Statements for the years ended December 31, 2014, 2013 and 2012.	156

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust’s and each Trust Series’ internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2014, the internal control over financial reporting for the Trust and each Trust Series is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Sponsor of

United States Commodity Index Funds Trust

We have audited the internal control over financial reporting of the United States Commodity Index Funds Trust (the “Trust”), the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Series”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s and the Series’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s and the Series’ internal control over financial reporting based on our audit.

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

In our opinion, the Trust and the Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2014, of the Trust and the Series and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Sponsor of

United States Commodity Index Funds Trust

We have audited the accompanying statements of financial condition of the United States Commodity Index Funds Trust (the “Trust”), the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Series”), in total and for the Series as of December 31, 2014 and 2013, including the schedule of investments as of December 31, 2014 and 2013, and the related statements of operations, changes in capital and changes in shares outstanding and cash flows for the years ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the United States Commodity Index Funds Trust, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Trust’s and the Series’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an unqualified opinion on the Trust’s and the Series’ internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 16, 2015

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2014 and 2013

United States Commodity Index Fund

	2014	2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$711,984,950	$474,123,523
Equity in trading accounts:
Cash and cash equivalents	80,222,326	20,316,553
Unrealized gain (loss) on open commodity futures contracts	(38,267,159)	10,789,747
Receivable for shares sold	—	8,491,911
Interest receivable	1,261	1,261
ETF transaction fees receivable	1,050	350
Total assets	$753,942,428	$513,723,345

Liabilities and Capital
Payable for shares redeemed	$43,736,649	$—
Management fees payable (Note 4)	531,781	403,494
Professional fees payable	494,705	343,663
Brokerage commissions payable	42,815	22,815
Directors' fees and insurance payable	15,638	8,199
Registration fees payable	—	152

Total liabilities	44,821,588	778,323
Commitments and Contingencies (Notes 4, 5 and 6)
Capital
Sponsor	—	—
Shareholders	709,120,840	512,945,022
Total Capital	709,120,840	512,945,022
Total liabilities and capital	$753,942,428	$513,723,345

Shares outstanding	14,700,000	9,150,000
Net asset value per share	$48.24	$56.06
Market value per share	$48.29	$56.08

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2014 and 2013

United States Copper Index Fund

	2014	2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,729,373	$2,040,735
Equity in trading accounts:
Cash and cash equivalents	337,148	125,960
Unrealized gain (loss) on open commodity futures contracts	(197,525)	130,163
Receivable from Sponsor (Note 4)	42,830	81,789
Interest receivable	25	25

Total assets	$2,911,851	$2,378,672

Liabilities and Capital
Management fees payable (Note 4)	$1,612	$1,229
Professional fees payable	44,577	85,228
Directors' fees and insurance payable	35	16

Total liabilities	46,224	86,473
Commitments and Contingencies (Notes 4, 5 and 6)
Capital
Sponsor	—	—
Shareholders	2,865,627	2,292,199
Total Capital	2,865,627	2,292,199
Total liabilities and capital	$2,911,851	$2,378,672

Shares outstanding	150,000	100,000
Net asset value per share	$19.10	$22.92
Market value per share	$19.02	$22.90

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2014 and 2013

United States Agriculture Index Fund

	2014	2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,142,415	$2,098,545
Equity in trading accounts:
Cash and cash equivalents	222,826	230,081
Unrealized gain (loss) on open commodity futures contracts	(66,576)	(44,533)
Receivable from Sponsor (Note 4)	39,139	81,772
Interest receivable	46	46

Total assets	$2,337,850	$2,365,911

Liabilities and Capital
Management fees payable (Note 4)	$1,294	$1,570
Professional fees payable	39,850	85,350
Directors' fees and insurance payable	104	52

Total liabilities	41,248	86,972
Commitments and Contingencies (Notes 4, 5 and 6)
Capital
Sponsor	—	—
Shareholders	2,296,602	2,278,939
Total Capital	2,296,602	2,278,939
Total liabilities and capital	$2,337,850	$2,365,911

Shares outstanding	100,000	100,000
Net asset value per share	$22.97	$22.79
Market value per share	$22.57	$22.35

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2014 and 2013

United States Metals Index Fund

	2014	2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,802,435	$1,918,706
Equity in trading accounts:
Cash and cash equivalents	318,156	329,598
Unrealized gain (loss) on open commodity futures contracts	(136,564)	(46,293)
Receivable from Sponsor (Note 4)	37,785	82,165
Interest receivable	11	11

Total assets	$2,021,823	$2,284,187

Liabilities and Capital
Management fees payable (Note 4)	$1,128	$1,297
Professional fees payable	38,996	85,632
Directors' fees and insurance payable	79	36

Total liabilities	40,203	86,965
Commitments and Contingencies (Notes 4, 5 and 6)
Capital
Sponsor	—	—
Shareholders	1,981,620	2,197,222
Total Capital	1,981,620	2,197,222
Total liabilities and capital	$2,021,823	$2,284,187

Shares outstanding	100,000	100,000
Net asset value per share	$19.82	$21.97
Market value per share	$19.55	$21.02

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2014 and 2013

United States Commodity Index Funds Trust

	2014	2013
Assets
Cash and cash equivalents (Notes 2 and 6)	$718,659,173	$480,181,509
Equity in trading accounts:
Cash and cash equivalents	81,100,456	21,002,192
Unrealized gain (loss) on open commodity futures contracts	(38,667,824)	10,829,084
Receivable for shares sold	—	8,491,911
Receivable from Sponsor (Note 4)	119,754	245,726
Interest receivable	1,343	1,343
ETF transaction fees receivable	1,050	350
Total assets	$761,213,952	$520,752,115

Liabilities and Capital
Payable for shares redeemed	$43,736,649	$-
Management fees payable (Note 4)	535,815	407,590
Professional fees payable	618,128	599,873
Brokerage commissions payable	42,815	22,815
Directors' fees and insurance payable	15,856	8,303
Registration fees payable	—	152

Total liabilities	44,949,263	1,038,733
Commitments and Contingencies (Notes 4, 5 and 6)
Capital
Sponsor	—	—
Shareholders	716,264,689	519,713,382
Total Capital	716,264,689	519,713,382
Total liabilities and capital	$761,213,952	$520,752,115

Shares outstanding	15,050,000	9,450,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2014

United States Commodity Index Fund

		Unrealized
		Gain (Loss)
		on Open
	Number of	Commodity	% of
	Contracts	Contracts	Capital

Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT February 2015 contracts, expiring February 2015	531	$312,915	0.04
LME Tin Futures LT March 2015 contracts, expiring March 2015	543	(9,354,055)	(1.32)
LME Zinc Futures LX April 2015 contracts, expiring April 2015	1,109	(5,004,356)	(0.71)
ICE-US Cocoa Futures CC May 2015 contracts, expiring May 2015	1,763	(127,380)	(0.02)
ICE-US Coffee-C Futures KC July 2015 contracts, expiring July 2015	790	(7,584,675)	(1.07)
LME Nickel Futures LN June 2015 contracts, expiring June 2015	623	(4,854,954)	(0.68)
LME Aluminum Futures LA September 2015 contracts, expiring September 2015	1,260	(7,537,600)	(1.06)
	6,619	(34,150,105)	(4.82)
United States Contracts
CME Lean Hogs Futures LH February 2015 contracts, expiring February 2015	1,578	(5,228,900)	(0.74)
NYMEX Heating Oil Futures HO February 2015 contracts, expiring February 2015	657	(315,244)	(0.04)
CBOT Soybean Meal Futures SM March 2015 contracts, expiring March 2015	1,422	(1,018,360)	(0.14)
CME Feeder Cattle Futures FC March 2015 contracts, expiring March 2015	486	473,175	0.07
COMEX Gold Futures GC April 2015 contracts, expiring April 2015	430	(629,300)	(0.09)
CME Live Cattle Futures LC April 2015 contracts, expiring April 2015	797	(1,961,060)	(0.28)
CBOT Corn Futures C July 2015 contracts, expiring July 2015	2,395	(1,353,613)	(0.19)
CBOT Wheat Futures W July 2015 contracts, expiring July 2015	1,670	(1,096,737)	(0.16)
	9,435	(11,130,039)	(1.57)
Open Futures Contracts - Short*
Foreign Contracts
LME Tin Futures LT March 2015 contracts, expiring March 2015	543	6,639,446	0.94
LME Zinc Futures LX April 2015 contracts, expiring April 2015	168	24,963	0.00 **
LME Nickel Futures LN June 2015 contracts, expiring June 2015	55	60,169	0.01
LME Aluminum Futures LA September 2015 contracts, expiring September 2015	169	288,407	0.04
	935	7,012,985	0.99
Total Open Futures Contracts ***	16,989	$(38,267,159)	(5.40)

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2014

United States Commodity Index Fund (Continued)

	Principal	Market	% of
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 1/08/2015	$40,000,000	$39,999,572	5.64
0.06%, 1/15/2015	40,000,000	39,999,144	5.64
0.05%, 1/22/2015	30,000,000	29,999,125	4.23
0.06%, 1/29/2015	40,000,000	39,998,289	5.64
0.05%, 2/19/2015	40,000,000	39,997,278	5.64
0.05%, 3/19/2015	20,000,000	19,998,075	2.82
0.05%, 4/23/2015	40,000,000	39,993,778	5.64
0.06%, 4/30/2015	40,000,000	39,992,728	5.64
0.05%, 5/07/2015	40,000,000	39,993,000	5.64
0.06%, 5/14/2015	40,000,000	39,991,133	5.64
0.07%, 5/21/2015	40,000,000	39,989,889	5.64
0.07%, 5/28/2015	40,000,000	39,988,566	5.64
0.08%, 6/04/2015	30,000,000	29,990,375	4.23
0.11%, 6/18/2015	30,000,000	29,985,300	4.23
Total Cash Equivalents		$509,916,252	71.91

*	All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).
**	Represents less than 0.005%.
***	Collateral amounted to $80,222,326 on open futures contracts.

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

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2014

United States Copper Index Fund

		Unrealized
		Gain (Loss)
		on Open
	Number of	Commodity	% of
	Contracts	Contracts	Capital

Open Futures Contracts - Long*
United States Contracts
COMEX Copper Futures HG March 2015 contracts, expiring March 2015	40	$(197,525)	(6.89)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 04/30/2015	$200,000	$199,964	6.98
0.05%, 03/19/2015	100,000	99,990	3.49
0.06%, 05/14/2015	500,000	499,889	17.44
0.07%, 05/21/2015	400,000	399,899	13.96
0.11%, 06/18/2015	500,000	499,755	17.44
Total Cash Equivalents		$1,699,497	59.31

*	Collateral amounted to $337,148 on open futures contracts.

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

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2014

United States Agriculture Index Fund

		Unrealized
		Gain (Loss)
		on Open
	Number of	Commodity	% of
	Contracts	Contracts	Capital

Open Futures Contracts - Long
Foreign Contracts
ICE-US Cotton #2 Futures CT March 2015 contracts, expiring March 2015	4	$(5,550)	(0.24)
ICE-Canola Futures RS May 2015 contracts, expiring May 2015	16	(575)	(0.03)
ICE-US Cocoa Futures CC May 2015 contracts, expiring May 2015	6	(760)	(0.03)
ICE-US Sugar #11 Futures SB May 2015 contracts, expiring April 2015	11	(29,221)	(1.27)
ICE-US Coffee-C Futures KC July 2015 contracts, expiring July 2015	4	(39,956)	(1.74)
	41	(76,062)	(3.31)
United States Contracts
CME Lean Hogs Futures LH February 2015 contracts, expiring February 2015	3	(9,840)	(0.43)
CBOT Soybean Meal Futures SM March 2015 contracts, expiring March 2015	5	(3,610)	(0.16)
CBOT Wheat Futures W March 2015 contracts, expiring March 2015	8	10,025	0.44
CME Feeder Cattle Futures FC March 2015 contracts, expiring March 2015	1	463	0.02
CME Live Cattle Futures LC April 2015 contracts, expiring April 2015	4	(9,690)	(0.42)
KCBOT Hard Red Winter Wheat Futures KW May 2015 contracts, expiring May 2015	2	2,838	0.12
CBOT Soybean Oil Futures BO July 2015 contracts, expiring July 2015	1	(1,512)	(0.07)
CBOT Soybean Futures S November 2015 contracts, expiring November 2015	5	16,350	0.71
CBOT Corn Futures C December 2015 contracts, expiring December 2015	12	4,462	0.20
	41	9,486	0.41
Total Open Futures Contracts*	82	$(66,576)	(2.90)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 3/19/2015	$100,000	$99,990	4.35
0.05%, 4/23/2015	100,000	99,984	4.35
0.06%, 4/30/2015	200,000	199,964	8.71
0.06%, 5/14/2015	200,000	199,956	8.71
0.07%, 5/21/2015	500,000	499,874	21.77
0.11%, 6/18/2015	500,000	499,755	21.76
Total Cash Equivalents		$1,599,523	69.65

*	Collateral amounted to $222,826 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2013

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-Canola Futures RS March 2014 contracts, expiring March 2014	3	$(1,951)	(0.09)
ICE-US Sugar #11 Futures SB May 2014 contracts, expiring April 2014	10	(9,408)	(0.41)
ICE-US Cocoa Futures CC July 2014 contracts, expiring July 2014	7	3,380	0.15
ICE-US Coffee-C Futures KC July 2014 contracts, expiring July 2014	4	675	0.03
ICE-US Cotton #2 Futures CT July 2014 contracts, expiring July 2014	5	9,520	0.42
	29	2,216	0.10
United States Contracts
CME Live Cattle Futures LC February 2014 contracts, expiring February 2014	5	1,970	0.09
CBOT Soybean Oil Futures BO March 2014 contracts, expiring March 2014	1	(84)	0.00 *
CBOT Wheat Futures W March 2014 contracts, expiring March 2014	5	(14,513)	(0.64)
CME Feeder Cattle Futures FC March 2014 contracts, expiring March 2014	1	(525)	(0.02)
CME Lean Hogs Futures LH April 2014 contracts, expiring April 2014	5	(5,980)	(0.26)
CBOT Soybean Meal Futures SM May 2014 contracts, expiring May 2014	4	970	0.04
KCBOT Hard Red Winter Wheat Futures KW May 2014 contracts, expiring May 2014	1	(4,900)	(0.22)
CBOT Soybean Futures S November 2014 contracts, expiring November 2014	6	(11,325)	(0.50)
CBOT Corn Futures C December 2014 contracts, expiring December 2014	11	(12,362)	(0.54)
	39	(46,749)	(2.05)
Total Open Futures Contracts**	68	$(44,533)	(1.95)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 3/06/2014	$200,000	$199,984	8.78
0.05%, 3/27/2014	200,000	199,979	8.78
0.06%, 4/17/2014	200,000	199,966	8.78
0.07%, 4/24/2014	200,000	199,956	8.77
0.08%, 5/01/2014	200,000	199,950	8.77
0.08%, 5/08/2014	200,000	199,944	8.77
0.09%, 5/15/2014	300,000	299,899	13.16
Total Cash Equivalents		$1,499,678	65.81

*	Represents less than 0.005%
**	Collateral amounted to $230,081 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2014

United States Metals Index Fund

		Unrealized
		Gain (Loss)
		on Open
	Number of	Commodity	% of
	Contracts	Contracts	Capital

Open Futures Contracts - Long
Foreign Contracts
LME Aluminum Futures LA January 2015 contracts, expiring January 2015	17	$(55,588)	(2.81)
LME Tin Futures LT July February 2015 contracts, expiring February 2015	3	(8,435)	(0.43)
LME Zinc Futures LX February 2015 contracts, expiring February 2015	11	(34,569)	(1.74)
LME Nickel Futures LN May 2015 contracts, expiring May 2015	6	(41,628)	(2.10)
LME Lead Futures LL June 2015 contracts, expiring June 2015	1	(3,862)	(0.19)
LME Aluminum Futures LA January 2016 contracts, expiring January 2016	5	(754)	(0.04)
	43	(144,836)	(7.31)
United States Contracts
COMEX Copper Futures HG March 2015 contracts, expiring March 2015	6	(36,282)	(1.83)
COMEX Silver Futures SI March 2015 contracts, expiring March 2015	3	(19,775)	(1.00)
NYMEX Palladium Futures PA March 2015 contracts, expiring March 2015	2	(1,615)	(0.08)
COMEX Gold Futures GC April 2015 contracts, expiring April 2015	3	(5,460)	(0.27)
	14	(63,132)	(3.18)
Open Futures Contracts - Short*
Foreign Contracts
LME Aluminum Futures LA January 2015 contracts, expiring January 2015	17	35,513	1.79
LME Tin Futures LT July February 2015 contracts, expiring February 2015	2	3,023	0.15
LME Zinc Futures LX February 2015 contracts, expiring February 2015	8	28,234	1.43
LME Nickel Futures LN May 2015 contracts, expiring May 2015	3	4,634	0.23
	30	71,404	3.60
Total Open Futures Contracts**	87	$(136,564)	(6.89)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 4/23/2015	$100,000	$99,984	5.04
0.06%, 4/30/2015	200,000	199,964	10.09
0.06%, 5/14/2015	500,000	499,889	25.23
0.07%, 5/21/2015	200,000	199,950	10.09
0.11%, 6/18/2015	400,000	399,804	20.18
Total Cash Equivalents		$1,399,591	70.63

*	All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDMI).
**	Collateral amounted to $318,158 on open futures contracts.

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

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(85,846,605)	$(32,839,247)	$(21,219,768)
Change in unrealized gain (loss) on open positions	(49,056,906)	16,010,647	17,755,792
Realized gain (loss) on foreign currency transactions	6	334	—
Change in unrealized gain (loss) on foreign currency translations	(1)	216	(200)
Interest income	323,118	265,555	278,476
ETF transaction fees	23,400	15,750	12,950
Total income (loss)	(134,556,988)	(16,546,745)	(3,172,750)
Expenses
Management fees (Note 4)	5,887,414	4,842,197	4,070,144
Professional fees	594,787	482,288	476,599
Brokerage commissions	653,625	390,945	310,109
Directors' fees and insurance	144,809	104,184	68,533
Registration fees	850	850	800

Total expenses	7,281,485	5,820,464	4,926,185

Net income (loss)	$(141,838,473)	$(22,367,209)	$(8,098,935)
Net income (loss) per share	$(7.82)	$(2.39)	$(0.02)
Net income (loss) per weighted average share	$(11.42)	$(2.47)	$(1.14)
Weighted average shares outstanding	12,419,041	9,051,370	7,120,765

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(54,825)	$(355,825)	$64,937
Change in unrealized gain (loss) on open positions	(327,688)	123,588	68,588
Interest income	1,455	1,260	1,607
ETF transaction fees	1,750	—	1,350
Total income (loss)	(379,308)	(230,977)	136,482
Expenses
Management fees (Note 4)	20,483	14,927	19,823
Professional fees	65,914	85,228	100,193
Brokerage commissions	1,896	916	956
Directors' fees and insurance	658	488	415

Total expenses	88,951	101,559	121,387
Expense waiver (Note 4)	(62,989)	(81,789)	(96,364)
Net expenses	25,962	19,770	25,023
Net income (loss)	$(405,270)	$(250,747)	$111,459
Net income (loss) per share	$(3.82)	$(2.51)	$0.96
Net income (loss) per weighted average share	$(2.69)	$(2.51)	$1.11
Weighted average shares outstanding	150,411	100,000	100,410

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

United States Agriculture Index Fund*

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$60,213	$(327,353)	$330,608
Change in unrealized gain (loss) on open positions	(22,043)	74,622	(119,155)
Realized gain (loss) on foreign currency transactions	(129)	(71)	246
Realized gain (loss) on short-term investments	—	2	(2)
Change in unrealized gain (loss) on foreign currency translations	15	(114)	116
Interest income	1,176	1,328	1,573
ETF transaction fees	—	—	2,700
Total income (loss)	39,232	(251,586)	216,086
Expenses
Management fees (Note 4)	17,092	19,115	17,492
Professional fees	48,227	85,350	80,030
Brokerage commissions	2,020	2,003	2,632
Directors' fees and insurance	569	471	220

Total expenses	67,908	106,939	100,374
Expense waiver (Note 4)	(46,339)	(81,772)	(76,851)
Net expenses	21,569	25,167	23,523
Net income (loss)	$17,663	$(276,753)	$192,563
Net income (loss) per share	$0.18	$(2.77)	$0.56
Net income (loss) per weighted average share	$0.18	$(2.77)	$1.70
Weighted average shares outstanding	100,000	100,000	113,320

*	The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

United States Metals Index Fund*

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(107,810)	$(291,259)	$148,423
Change in unrealized gain (loss) on open positions	(90,271)	(92,351)	46,058
Realized gain (loss) on foreign currency transactions	—	3	—
Realized gain (loss) on short-term investments	—	2	(5)
Change in unrealized gain (loss) on foreign currency translations	—	(2)	(2)
Interest income	1,015	1,299	1,270
ETF transaction fees	—	1,350	1,350
Total income (loss)	(197,066)	(380,958)	197,094
Expenses
Management fees (Note 4)	14,774	17,637	10,681
Professional fees	47,373	85,938	61,605
Brokerage commissions	826	871	714
Directors' fees and insurance	548	493	154

Total expenses	63,521	104,939	73,154
Expense waiver (Note 4)	(44,985)	(82,165)	(59,316)
Net expenses	18,536	22,774	13,838
Net income (loss)	$(215,602)	$(403,732)	$183,256
Net income (loss) per share	$(2.15)	$(4.50)	$1.47
Net income (loss) per weighted average share	$(2.16)	$(3.75)	$1.65
Weighted average shares outstanding	100,000	107,534	111,239

*	The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(85,949,027)	$(33,813,684)	$(20,675,800)
Change in unrealized gain (loss) on open positions	(49,496,908)	16,116,506	17,751,283
Realized gain (loss) on foreign currency transactions	(123)	266	246
Realized gain (loss) on short-term investments	—	4	(7)
Change in unrealized gain (loss) on foreign currency translations	14	100	(86)
Interest income	326,764	269,442	282,926
ETF transaction fees	25,150	17,100	18,350
Total income (loss)	(135,094,130)	(17,410,266)	(2,623,088)
Expenses
Management fees (Note 4)	5,939,763	4,893,876	4,118,140
Professional fees	756,301	738,804	718,427
Brokerage commissions	658,367	394,735	314,411
Directors' fees and insurance	146,584	105,636	69,322
Registration fees	850	850	800

Total expenses	7,501,865	6,133,901	5,221,100
Expense waiver (Note 4)	(154,313)	(245,726)	(232,531)
Net expenses	7,347,552	5,888,175	4,988,569
Net income (loss)	$(142,441,682)	$(23,298,441)	$(7,611,657)

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statement of Changes in Capital

For the years ended December 31, 2014, 2013 and 2012

United States Commodity Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2011	$—	$350,849,296	$350,849,296
Additions	—	171,692,032	171,692,032
Redemptions	—	(26,356,666)	(26,356,666)
Net income (loss)	—	(8,098,935)	(8,098,935)
Balances, at December 31, 2012	—	488,085,727	488,085,727
Additions	—	128,090,557	128,090,557
Redemptions	—	(80,864,053)	(80,864,053)
Net income (loss)	—	(22,367,209)	(22,367,209)
Balances, at December 31, 2013	—	512,945,022	512,945,022
Additions	—	439,876,572	439,876,572
Redemptions	—	(101,862,281)	(101,862,281)
Net income (loss)	—	(141,838,473)	(141,838,473)
Balances, at December 31, 2014	$—	$709,120,840	$709,120,840

Statements of Changes in Shares Outstanding

For the years ended December 31, 2014, 2013 and 2012

United States Commodity Index Fund

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2011	—	6,000,000	6,000,000
Additions	—	2,800,000	2,800,000
Redemptions	—	(450,000)	(450,000)
Shares Outstanding, at December 31, 2012	—	8,350,000	8,350,000
Additions	—	2,250,000	2,250,000
Redemptions	—	(1,450,000)	(1,450,000)
Shares Outstanding, at December 31, 2013	—	9,150,000	9,150,000
Additions	—	7,500,000	7,500,000
Redemptions	—	(1,950,000)	(1,950,000)
Shares Outstanding, at December 31, 2014	—	14,700,000	14,700,000
Net Asset Value Per Share:
At December 31, 2011			$58.47
At December 31, 2012			$58.45
At December 31, 2013			$56.06
At December 31, 2014			$48.24

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statement of Changes in Capital

For the years ended December 31, 2014, 2013 and 2012

United States Copper Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2011	$—	$2,447,114	$2,447,114
Additions	—	1,224,883	1,224,883
Redemptions	—	(1,240,510)	(1,240,510)
Net income (loss)	—	111,459	111,459
Balances, at December 31, 2012	—	2,542,946	2,542,946
Additions	—	-	-
Redemptions	—	-	-
Net income (loss)	—	(250,747)	(250,747)
Balances, at December 31, 2013	—	2,292,199	2,292,199
Additions	—	3,118,249	3,118,249
Redemptions	—	(2,139,551)	(2,139,551)
Net income (loss)	—	(405,270)	(405,270)
Balances, at December 31, 2014	$—	$2,865,627	$2,865,627

Statements of Changes in Shares Outstanding

For the years ended December 31, 2014, 2013 and 2012

United States Copper Index Fund

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2011	—	100,000	100,000
Additions	—	50,000	50,000
Redemptions	—	(50,000)	(50,000)
Shares Outstanding, at December 31, 2012	—	100,000	100,000
Additions	—	-	-
Redemptions	—	-	-
Shares Outstanding, at December 31, 2013	—	100,000	100,000
Additions	—	150,000	150,000
Redemptions	—	(100,000)	(100,000)
Shares Outstanding, at December 31, 2014	—	150,000	150,000

Net Asset Value Per Share:
At December 31, 2011			$24.47
At December 31, 2012			$25.43
At December 31, 2013			$22.92
At December 31, 2014			$19.10

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statement of Changes in Capital

For the years ended December 31, 2014, 2013 and 2012

United States Agriculture Index Fund*

	Sponsor	Shareholders	Total
Balances, at December 31, 2011	$1,000	$—	$1,000
Additions	—	5,085,695	5,085,695
Redemptions	(1,009)	(2,722,557)	(2,723,566)
Net income (loss)	9	192,554	192,563
Balances, at December 31, 2012	—	2,555,692	2,555,692
Additions	—	—	—
Redemptions	—	—	—
Net income (loss)	—	(276,753)	(276,753)
Balances, at December 31, 2013	—	2,278,939	2,278,939
Additions	—	—	—
Redemptions	—	—	—
Net income (loss)	—	17,663	17,663
Balances, at December 31, 2014	$—	$2,296,602	$2,296,602

Statements of Changes in Shares Outstanding

For the years ended December 31, 2014, 2013 and 2012

United States Agriculture Index Fund*

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2011	—	—	—
Additions	40	200,000	200,040
Redemptions	(40)	(100,000)	(100,040)
Shares Outstanding, at December 31, 2012	—	100,000	100,000
Additions	—	—	—
Redemptions	—	—	—
Shares Outstanding, at December 31, 2013	—	100,000	100,000
Additions	—	-	—
Redemptions	—	-	—
Shares Outstanding, at December 31, 2014	—	100,000	100,000

Net Asset Value Per Share:
At April 13, 2012*			$25.00
At December 31, 2012			$25.56
At December 31, 2013			$22.79
At December 31, 2014			$22.97

*	The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statement of Changes in Capital

For the years ended December 31, 2014, 2013 and 2012

United States Metals Index Fund*

	Sponsor	Shareholders	Total
Balances, at December 31, 2011	$1,000	$—	$1,000
Additions	—	3,727,317	3,727,317
Redemptions	(1,026)	(1,263,370)	(1,264,396)
Net income (loss)	26	183,230	183,256
Balances, at December 31, 2012	—	2,647,177	2,647,177
Additions	—	1,089,777	1,089,777
Redemptions	—	(1,136,000)	(1,136,000)
Net income (loss)	—	(403,732)	(403,732)
Balances, at December 31, 2013	—	2,197,222	2,197,222
Additions	—	—	—
Redemptions	—	—	—
Net income (loss)	—	(215,602)	(215,602)
Balances, at December 31, 2014	$—	$1,981,620	$1,981,620

Statements of Changes in Shares Outstanding

For the years ended December 31, 2014, 2013 and 2012

United States Metals Index Fund*

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2011	—	—	—
Additions	40	150,000	150,040
Redemptions	(40)	(50,000)	(50,040)
Shares Outstanding, at December 31, 2012	—	100,000	100,000
Additions	—	50,000	50,000
Redemptions	—	(50,000)	(50,000)
Shares Outstanding, at December 31, 2013	—	100,000	100,000
Additions	—	—	—
Redemptions	—	—	—
Shares Outstanding, at December 31, 2014	—	100,000	100,000

Net Asset Value Per Share:
At June 19, 2012*			$25.00
At December 31, 2012			$26.47
At December 31, 2013			$21.97
At December 31, 2014			$19.82

*	The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statement of Changes in Capital

For the years ended December 31, 2014, 2013 and 2012

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total
Balances, at December 31, 2011	$2,000	$353,296,410	$353,298,410
Additions	—	181,729,927	181,729,927
Redemptions	(2,035)	(31,583,103)	(31,585,138)
Net income (loss)	35	(7,611,692)	(7,611,657)
Balances, at December 31, 2012	—	495,831,542	495,831,542
Additions	—	129,180,334	129,180,334
Redemptions	—	(82,000,053)	(82,000,053)
Net income (loss)	—	(23,298,441)	(23,298,441)
Balances, at December 31, 2013	—	519,713,382	519,713,382
Additions	—	442,994,821	442,994,821
Redemptions	—	(104,001,832)	(104,001,832)
Net income (loss)	—	(142,441,682)	(142,441,682)
Balances, at December 31, 2014	$—	$716,264,689	$716,264,689

Statements of Changes in Shares Outstanding

For the years ended December 31, 2014, 2013 and 2012

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2011	—	6,100,000	6,100,000
Additions	80	3,200,000	3,200,080
Redemptions	(80)	(650,000)	(650,080)
Shares Outstanding, at December 31, 2012	—	8,650,000	8,650,000
Additions	—	2,300,000	2,300,000
Redemptions	—	(1,500,000)	(1,500,000)
Shares Outstanding, at December 31, 2013	—	9,450,000	9,450,000
Additions	—	7,650,000	7,650,000
Redemptions	—	(2,050,000)	(2,050,000)
Shares Outstanding, at December 31, 2014	—	15,050,000	15,050,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(141,838,473)	$(22,367,209)	$(8,098,935)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(59,905,773)	40,003,074	3,653,943
Unrealized (gain) loss on futures contracts	49,056,906	(16,010,647)	(17,755,792)
(Increase) decrease in interest receivable	—	(787)	(329)
(Increase) decrease in ETF transaction fees receivable	(700)	—	(350)
Increase (decrease) in management fees payable	128,287	9,261	66,737
Increase (decrease) in professional fees payable	151,042	31,367	43,160
Increase (decrease) in brokerage commissions payable	20,000	—	(3,380)
Increase (decrease) in directors' fees payable	7,439	909	(9,455)
Increase (decrease) in registration fees payable	(152)	(1)	—
Net cash provided by (used in) operating activities	(152,381,424)	1,665,967	(22,104,401)
Cash Flows from Financing Activities:
Addition of shares	448,368,483	122,521,532	168,769,146
Redemption of shares	(58,125,632)	(80,864,053)	(26,356,666)
Net cash provided by (used in) financing activities	390,242,851	41,657,479	142,412,480
Net Increase (Decrease) in Cash and Cash Equivalents	237,861,427	43,323,446	120,308,079
Cash and Cash Equivalents, beginning of year	474,123,523	430,800,077	310,491,998
Cash and Cash Equivalents, end of year	$711,984,950	$474,123,523	$430,800,077

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(405,270)	$(250,747)	$111,459
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(211,188)	306,569	(34,980)
Unrealized (gain) loss on futures contracts	327,688	(123,588)	(68,588)
(Increase) decrease in receivable from Sponsor	38,959	14,575	(83,911)
(Increase) decrease in interest receivable	—	(7)	(11)
Increase (decrease) in management fees payable	383	(164)	(593)
Increase (decrease) in professional fees payable	(40,651)	(14,965)	87,268
Increase (decrease) in directors' fees and insurance payable	19	1	(17)
Net cash provided by (used in) operating activities	(290,060)	(68,326)	10,627
Cash Flows from Financing Activities:
Addition of shares	3,118,249	—	1,224,883
Redemption of shares	(2,139,551)	—	(1,240,510)
Net cash provided by (used in) financing activities	978,698	—	(15,627)
Net Increase (Decrease) in Cash and Cash Equivalents	688,638	(68,326)	(5,000)
Cash and Cash Equivalents, beginning of year	2,040,735	2,109,061	2,114,061
Cash and Cash Equivalents, end of year	$2,729,373	$2,040,735	$2,109,061

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

United States Agriculture Index Fund*

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$17,663	$(276,753)	$192,563
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	7,255	449,326	(679,407)
Unrealized (gain) loss on futures contracts	22,043	(74,622)	119,155
(Increase) decrease in receivable from Sponsor	42,633	(4,921)	(76,851)
(Increase) decrease in interest receivable	—	(14)	(32)
Increase (decrease) in management fees payable	(276)	(202)	1,772
Increase (decrease) in professional fees payable	(45,500)	5,320	80,030
Increase (decrease) in directors' fees and insurance payable	52	(27)	79
Net cash provided by (used in) operating activities	43,870	98,107	(362,691)
Cash Flows from Financing Activities:
Addition of shares	—	—	5,085,695
Redemption of shares	—	—	(2,723,566)
Net cash provided by (used in) financing activities	—	—	2,362,129
Net Increase (decrease) in Cash and Cash Equivalents	43,870	98,107	1,999,438
Cash and Cash Equivalents, beginning of year	2,098,545	2,000,438	1,000
Cash and Cash Equivalents, end of year	$2,142,415	$2,098,545	$2,000,438

* The commencement of operations of the United States Agriculture Index Fund was April 13, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

United States Metals Index Fund*

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(215,602)	$(403,732)	$183,256
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	11,442	138,467	(468,065)
Unrealized (gain) loss on futures contracts	90,271	92,351	(46,058)
(Increase) decrease in receivable from Sponsor	44,380	(22,849)	(59,316)
(Increase) decrease in interest receivable	—	(4)	(7)
Increase (decrease) in management fees payable	(169)	(284)	1,581
Increase (decrease) in professional fees payable	(46,636)	24,027	61,605
Increase (decrease) in directors' fees and insurance payable	43	(31)	67
Net cash provided by (used in) operating activities	(116,271)	(172,055)	(326,937)
Cash Flows from Financing Activities:
Addition of shares	—	1,089,777	3,727,317
Redemption of shares	—	(1,136,000)	(1,264,396)
Net cash provided by (used in) financing activities	—	(46,223)	2,462,921
Net Increase (Decrease) in Cash and Cash Equivalents	(116,271)	(218,278)	2,135,984
Cash and Cash Equivalents, beginning of year	1,918,706	2,136,984	1,000
Cash and Cash Equivalents, end of year	$1,802,435	$1,918,706	$2,136,984

* The commencement of operations of the United States Metals Index Fund was June 19, 2012.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(142,441,682)	$(23,298,441)	$(7,611,657)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(60,098,264)	40,897,436	2,471,491
Unrealized (gain) loss on futures contracts	49,496,908	(16,116,506)	(17,751,283)
(Increase) decrease in receivable from Sponsor	125,972	(13,195)	(220,078)
(Increase) decrease in interest receivable	—	(812)	(379)
(Increase) decrease in ETF transaction fees receivable	(700)	—	(350)
Increase (decrease) in management fees payable	128,225	8,611	69,497
Increase (decrease) in professional fees payable	18,255	45,749	272,063
Increase (decrease) in brokerage commissions payable	20,000	—	(3,380)
Increase (decrease) in directors' fees and insurance payable	7,553	852	(9,326)
Increase (decrease) in registration fees payable	(152)	(1)	—
Net cash provided by (used in) operating activities	(152,743,885)	1,523,693	(22,783,402)
Cash Flows from Financing Activities:
Addition of shares	451,486,732	123,611,309	178,807,041
Redemption of shares	(60,265,183)	(82,000,053)	(31,585,138)
Net cash provided by (used in) financing activities	391,221,549	41,611,256	147,221,903
Net Increase (Decrease) in Cash and Cash Equivalents	238,477,664	43,134,949	124,438,501
Cash and Cash Equivalents, beginning of year	480,181,509	437,046,560	312,608,059
Cash and Cash Equivalents, end of year	$718,659,173	$480,181,509	$437,046,560

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years ended December 31, 2014, 2013 and 2012

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012 and the United States Metals Index Fund (“USMI”), a commodity pool formed on November 26, 2010 and first made available to the public on June 19, 2012. On January 30, 2015, USCF as the sponsor of the “Trust and its series USMI announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the Securities and Exchange Commission (“SEC”). USCF has submitted written notice to the NYSE Arca, Inc. (“NYSE Arca”) of its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

Shares of USMI will cease trading on the NYSE Arca and will be closed to purchase by investors as of the close of regular trading on the NYSE Arca on March 18, 2015 (the “Closing Date”). On March 18, 2015, USMI will cease accepting orders for Creation Baskets and Redemption Baskets. The Trust will file a post-effective amendment to the registration statement on behalf of USMI to terminate the offering of registered and unsold shares of USMI. The post-effective amendment to the registration statement will be effective on March 18, 2015.

Shareholders may sell shares of USMI prior to the Closing Date and customary brokerage charges, or Redemption Basket charges, as the case may be, may apply to these transactions. From March 18, 2015 through about March 25, 2015 (the “Liquidation Date”) there is no assurance that there will be a market for shares of USMI. Between the Closing Date and the Liquidation Date, USMI will be in the process of closing down and liquidating its portfolio. This process will result in USMI increasing its cash holdings and, as a consequence, not tracking its index, the SummerHaven Metals Index Total ReturnSM, which may not be consistent with USMI’s investment objective and strategy.

On or about the Liquidation Date, USMI will liquidate its assets and distribute cash pro rata to all remaining shareholders who have not previously redeemed or exchanged their shares. These distributions are taxable events. Once the distributions are complete, USMI will terminate.

USCF has determined that USMI could not continue its business and operations in an economically efficient manner due to USMI’s inability to attract sufficient assets, thereby hindering its ability to operate efficiently.

USCF intends to file a post-effective amendment on behalf of the Trust and USMI to terminate the offering of the registered and unsold shares of USMI. The NYSE Arca will file a Form 25 with the SEC to affect the withdrawal of the listing of USMI from the NYSE Arca. Delisting from the NYSE Arca will become effective 10 days after the filing date of the Form 25. Provided that USMI continues to meet the applicable legal requirements, USCF intends to file a Form 15 on behalf of the Trust and USMI with the SEC in early April 2015 to suspend the Trust’s duty to include USMI on its reports under Sections 13(a) and 15(d) of the Exchange Act. USMI expects the termination of registration will become effective 90 days after the date of the filing of the Form 15 with the SEC.

USCI, CPER and USAG each issues shares (“shares”) that may be purchased and sold on the NYSE Arca. USCI, CPER, USAG and USMI are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement dated as of November 10, 2010 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” On January 30, 2015, USCF as the sponsor of the Trust and its series USMI announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Exchange Act, and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the SEC. USCF has submitted written notice to the NYSE Arca of its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

USCF intends to file a post-effective amendment on behalf of the Trust and USMI to terminate the offering of the registered and unsold shares of USMI. The NYSE Arca will file a Form 25 with the SEC to affect the withdrawal of the listing of USMI from the NYSE Arca. Delisting from Arca will become effective 10 days after the filing date of the Form 25. Provided that USMI continues to meet the applicable legal requirements, USCF intends to file a Form 15 on behalf of the Trust and USMI with the SEC in early April 2015 to suspend the Trust’s duty to include USMI on its reports under Sections 13(a) and 15(d) of the Exchange Act. USMI expects the termination of registration will become effective 90 days after the date of the filing of the Form 15 with the SEC.

Effective as of May 1, 2012, each of USCI, CPER and USAG issue shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). Prior to May 1, 2012, each of USCI, CPER and USAG issued shares to Authorized Participants by offering baskets consisting of 100,000 shares through the Marketing Agent. USMI was not available to the public until June 19, 2012, and from its inception of offering, issues shares to certain Authorized Participants by offering baskets consisting of 50,000 shares through the Marketing Agent. The purchase price for a Creation Basket is based upon the net asset value (“NAV”) of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 through December 31, 2014 (and continuing at least through May 1, 2015), Authorized Participants pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through December 31, 2014 (and continuing at least through May 1, 2015), Authorized Participants pay each of CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets (for USMI, from May 1, 2012 through March 18, 2015); prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of each Trust Series but rather at market prices quoted on such exchange.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. Each Trust Series is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. Each Trust Series earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant (“FCM”) at the 90-day Treasury bill rate. In addition, each Trust Series earns income on funds held at the custodian and/or FCM at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Trust Series are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2014 for any Trust Series.

Trust Capital and Allocation of Income and Losses

Profit or loss shall be allocated among the shareholders of each Trust Series in proportion to the number of shares each investor holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares. Effective as of May 1, 2012, Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets for USCI, CPER and USAG only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Prior to May 1, 2012, Authorized Participants could only purchase Creation Baskets or redeem Redemption Baskets for USCI, CPER and USAG in blocks of 100,000 shares. USMI was not available to the public until June 19, 2012, and from its inception of offering, Authorized Participants could only purchase Creation Baskets in blocks of 50,000 shares.

Each Trust Series receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in each Trust Series’ statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2014, USCF held 5 shares of USCI, 40 shares of CPER, 5 shares of USAG and 5 shares of USMI.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

On July 30, 2010, USCI received a notice of effectiveness from the U.S. Securities and Exchange Commission (the “SEC”) for its registration of 50,000,000 shares on Form S-1 with the SEC. On August 10, 2010, USCI listed its shares on the NYSE Arca under the ticker symbol “USCI”. USCI established its initial per share NAV by setting the price at $50.00 and issued 100,000 shares in exchange for $5,000,000 on August 10, 2010. USCI also commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 shares be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Participant at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Participant repurchased the shares comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Shares of USCI and, on September 19, 2011, USCF purchased five shares of USCI in the open market.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On June 19, 2012, USCF received 40 Sponsor Shares of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor Shares of USMI and on September 4, 2013, purchased 5 shares of USMI on the open market.

CPER, USAG and USMI received notice of effectiveness from the SEC for its registration of 30,000,000 CPER shares, 20,000,000 USAG shares and 20,000,000 USMI shares on September 6, 2011. The order to permit listing CPER, USAG and USMI on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its shares on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial per share NAV by setting the price at $25.00 and issued 100,000 shares to the initial Authorized Participant, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise be charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

On April 13, 2012, USAG listed its shares on the NYSE Arca under the ticker symbol “USAG.” USAG established its initial per share NAV by setting the price at $25.00. On April 14, 2012, USCF purchased 2 initial Creation Baskets of USAG. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Participants nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The $1,000 fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

On June 19, 2012, USMI listed its shares on the NYSE Arca under the ticker symbol “USMI.” USMI established its initial per share NAV by setting the price at $25.00. On June 11, 2012, USCF purchased two initial Creation Baskets of USMI. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Participants nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on June 11, 2012. The $350 fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. On August 29, 2012, USCF redeemed one of two initial Creation Baskets of USMI, leaving its holdings to 50,000 shares.

USCI’s Investment Objective

USCI invests in futures contracts for commodities that are currently traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (the NYMEX, ICE Futures, CBOT, CME, LME, Comex and other foreign exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other nonexchange traded (“over-the-counter”) transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. Futures Contracts and Other Commodity-Related Investments collectively are referred to as “Commodity Interests.”

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share Net Asset Value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by Bloomberg, L.P. USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI’s shares began trading on August 10, 2010. As of December 31, 2014, USCI held 657 Futures Contracts on the NYMEX, 2,553 Futures Contracts on the ICE Futures, 5,487 Futures Contracts on the CBOT, 2,861 Futures Contracts on the CME, 5,001 Futures Contracts on the LME and 430 Futures Contracts on the COMEX, totaling 16,989 futures contracts.

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “SCI”), less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts (as defined below) that comprise the SCI or the prices of any particular group of Futures Contracts. CPER will not seek to achieve a stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Copper-Related Investments (as defined below). The SCI is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts. The SCI is owned and maintained by SHIM and calculated and published by the NYSE Arca. The SCI is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of December 31, 2014, CPER held 40 Futures Contracts on the COMEX.

USAG’s Investment Objective

The investment objective of USAG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”), less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the SDAI or the prices of any particular group of Futures Contracts. USAG will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Agriculture-Related Investments (as defined below). The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SHIM and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the SDAI are traded on ICE Future US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The SDAI is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.” The relative weighting of the Benchmark Component Agriculture Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Agriculture Futures Contracts developed by SHIM.

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of December 31, 2014, USAG held 41 Futures Contracts on the ICE Futures, 8 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 31 Futures Contracts on the CBOT, totaling 82 futures contracts.

USMI’s Investment Objective

Prior to USMI’s cessation of trading, scheduled for March 18, 2015, the investment objective of USMI was for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Metals Index Total ReturnSM (the “SDMI”), less USMI’s expenses. The SDMI is owned and maintained by SHIM and calculated and published by the NYSE Arca. Futures contracts for the metals in the SDMI that are traded on the NYMEX, the LME and COMEX are collectively referred to herein as “Eligible Metals Futures Contracts.” The SDMI is comprised of 10 Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Metals Futures Contracts that at any given time make up the SDMI are referred to herein as “Benchmark Component Metals Futures Contracts.” The relative weighting of the Benchmark Component Metals Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Metals Futures Contracts developed by SHIM.

Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts and other contracts and instruments based on the Benchmark Component Metals Futures Contracts are collectively referred to as “Other Metals-Related Investments,” and together with Benchmark Component Metals Futures Contracts and other Eligible Metals Futures Contracts, “Metals Interests.” USMI’s shares began trading on June 19, 2012 and ceased trading on March 18, 2015. USMI’s assets were liquidated by March 25, 2015. As of December 31, 2014, USMI held 2 Futures Contracts on the NYMEX, 73 Futures Contracts on the LME and 12 Futures Contracts on the COMEX, totaling 87 futures contracts.

Other Defined Terms – Trust Series

The SDCI, the SCI, the SDAI and the SDMI are referred to throughout these Notes to Financial Statements collectively as the “Applicable Index” or “Indices.”

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

NOTE 4 - FEES PAID BY EACH TRUST SERIES AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. For these services, each of USCI, CPER, USAG and USMI is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER, 0.65% per annum of average daily total net assets for USAG and 0.65% per annum of average daily total net assets for USMI. From May 29, 2012 through April 30, 2014, USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 through April 30, 2014, USCF voluntarily waived the management fee paid by USMI from 0.95% per annum of average daily total net assets to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, when USMI first became listed on the NYSE Arca.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the year ended December 31, 2014, none of the Trust Series except for USCI incurred any registration fees or other offering expenses. During the years ended December 31, 2014, 2013 and 2012, USCI incurred $850, $850 and $800 in registration fees or other offering expenses, respectively.

Directors’ Fees and Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2014 amounted to a total of $567,863 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2014 was $144,809, CPER’s portion of such fees and expenses for the year ended December 31, 2014 was $658. USAG’s portion of such fees and expenses for the year ended December 31, 2014 was $569 and USMI’s portion of such fees and expenses for the year ended December 31, 2014 was $548. For the year ended December 31, 2013, these fees and expenses were $555,465 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2013 was $104,184, CPER’s portion of such fees and expenses for the year ended December 31, 2013 was $488, USAG’s portion of such fees and expenses for the year ended December 31, 2013 was $471 and USMI’s portion of such fees and expenses for the year ended December 31, 2013 was $493.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs amounted to a total of $690,000 for the year ended December 31, 2014 for USCI, $46,000 for the year ended December 31, 2014 for CPER, $41,000 for the year ended December 31, 2014 for USAG and $40,000 for the year ended December 31, 2014 for USMI.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s, USAG’s and USMI’s NAV, on an annualized basis, through at least May 1, 2014. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2014, USCF waived $62,989 in expenses for CPER, $46,339 for USAG and $44,985 for USMI. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

The above fee does not include website construction and development, which are also borne by USCF.

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

USCI

	For the Year ended December 31, 2014	For the Year ended December 31, 2013	For the Year ended December 31, 2012
Total commissions accrued to brokers	$653,625	$390,945	$310,109
Commissions accrued as a result of rebalancing	$614,322	$376,294	$296,759
Percentage of commissions accrued as a result of rebalancing	93.99%	96.25%	95.70%
Commissions accrued as a result of creation and redemption activity	$39,303	$14,651	$13,350
Percentage of commissions accrued as a result of creation and redemption activity	6.01%	3.75%	4.30%

The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2014, compared to the years ended December 31, 2013 and 2012, was primarily a result of increased brokerage fees due to a higher number of contracts held and traded, a higher level of create activity, and transition trades due to change of FCM. As an annualized percentage of average total net assets, USCI’s figure for the year ended December 31, 2014, represents approximately 0.09% of USCI’s average total net assets. By comparison, USCI’s figure for the years ended December 31, 2013 and 2012, respectively, represented approximately 0.08% and 0.07% of USCI’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

CPER

	For the Year ended December 31, 2014	For the Year ended December 31, 2013	For the Year ended December 31, 2012
Total commissions accrued to brokers	$1,896	$916	$956
Commissions accrued as a result of rebalancing	$1,382	$916	$799
Percentage of commissions accrued as a result of rebalancing	72.89%	100%	83.58%
Commissions accrued as a result of creation and redemption activity	$514	$—	$157
Percentage of commissions accrued as a result of creation and redemption activity	27.11%	—%	16.42%

The increase in CPER’s total commissions accrued to brokers for the year ended December 31, 2014, compared to the years ended December 31, 2013 and 2012, was primarily a result of increased brokerage fees due to a higher number of contracts held and traded, a higher level of create activity, and transition trades due to change of FCM. As an annualized percentage of average total net assets, CPER’s figure for the year ended December 31, 2014, represents approximately 0.06% of CPER’s average total net assets. By comparison, CPER’s figure for the years ended December 31, 2013 and 2012, respectively, represented approximately 0.04% and 0.04% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USAG

	For the Year ended December 31, 2014	For the Year ended December 31, 2013	For the Year ended December 31, 2012
Total commissions accrued to brokers	$2,020	$2,003	$2,632
Commissions accrued as a result of rebalancing	$2,020	$2,003	$2,090
Percentage of commissions accrued as a result of rebalancing	100%	100%	79.41%
Commissions accrued as a result of creation and redemption activity	$—	$—	$542
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	20.59%

USAG’s total commissions accrued to brokers for the year ended December 31, 2014, compared to the years ended December 31, 2013 and 2012, was similar. As an annualized percentage of average total net assets, USAG’s figure for the year ended December 31, 2014, represents approximately 0.08% of USAG’s average total net assets. By comparison, USAG’s figure for the years ended December 31, 2013 and 2012, respectively, represented approximately 0.08% and 0.12% of USAG’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USMI

	For the Year ended December 31, 2014	For the Year ended December 31, 2013	For the Year ended December 31, 2012
Total commissions accrued to brokers	$826	$871	$714
Commissions accrued as a result of rebalancing	$826	$774	$512
Percentage of commissions accrued as a result of rebalancing	100%	88.86%	71.71%
Commissions accrued as a result of creation and redemption activity	$—	$97	$202
Percentage of commissions accrued as a result of creation and redemption activity	—%	11.14%	28.29%

The decrease in USMI’s total commissions accrued to brokers for the year ended December 31, 2014, compared to the years ended December 31, 2013 and 2012, was primarily a result of decreased brokerage fees due to a lower number of contracts held and traded. As an annualized percentage of average total net assets, USMI’s figure for the year ended December 31, 2014, represents approximately 0.04% of USMI’s average total net assets. By comparison, USMI’s figure for the years ended December 31, 2013 and 2012, respectively, represented approximately 0.03% and 0.05% of CPER’s average total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

USCF is also party to an Amended Licensing Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven sub-licensed to each Trust Series the use of certain names and marks, including the Applicable Index for each Trust Series for which SummerHaven has a sub-license from SHIM, the owner of each Applicable Index. Under the Licensing Agreement, USCF paid SummerHaven an annual fee of $15,000 per each Trust Series for the year ended December 31, 2014, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series.

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

Each Trust Series may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are over-the-counter agreements that are eligible to be cleared by a clearinghouse, but are not traded on an exchange. A cleared swap is created when the parties to an off-exchange over-the-counter swap transaction agree to extinguish their OTC contract and replace with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing or an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts and options on futures contracts require margin deposits with a FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through December 31, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. When each Trust Series enters into non-exchange traded contracts (including Exchange for Risk or EFR transactions), it is subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

A Trust Series’ cash and other property, such as Treasuries, deposited with a FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of a FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a FCM could result in the complete loss of a Trust Series’ assets posted with that FCM; however, the majority of each Trust Series’ assets are held in Treasuries, cash and/or cash equivalents with the Trust Series’ custodian and would not be impacted by the insolvency of a FCM. The failure or insolvency of the Trust Series’ custodian, however, could result in a substantial loss of each Trust Series’ assets.

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2014 and December 31, 2013, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of December 31, 2014 and December 31, 2013, USCI held cash deposits and investments in Treasuries in the amounts of $792,207,276 and $494,440,076, respectively, with the custodian and FCM. As of December 31, 2014 and December 31, 2013, CPER held cash deposits and investments in Treasuries in the amounts of $3,066,521 and $2,166,695, respectively, with the custodian and FCM. As of December 31, 2014 and December 31, 2013, USAG held cash deposits and investments in Treasuries in the amounts of $2,365,241 and $2,328,626, respectively, with the custodian and FCM. As of December 31, 2014 and December 31, 2013, USMI held cash deposits and investments in Treasuries in the amounts of $2,120,591 and $2,248,304, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the years ended December 31, 2014, 2013 and 2012 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Per Share Operating Performance:

Net asset value, beginning of year	$56.06	$58.45	$58.47
Total income (loss)	(7.23)	(1.75)	0.67
Net expenses	(0.59)	(0.64)	(0.69)
Net increase (decrease) in net asset value	(7.82)	(2.39)	(0.02)
Net asset value, end of year	$48.24	$56.06	$58.45

Total Return	(13.95)%	(4.09)%	(0.03)%

Ratios to Average Net Assets
Total income (loss)	(19.17)%	(3.25)%	(0.74)%
Management fees	0.84%*	0.95%	0.95%
Total expenses excluding management fees	0.20%	0.19%	0.20%
Expenses waived	— %*	—%	—%
Net expenses excluding management fees	0.20%	0.19%	0.20%
Net income (loss)	(20.20)%	(4.39)%	(1.89)%

*	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI.

CPER

	Year ended December 31, 2014	Year ended December 31, 2013		Year ended December 31, 2012
Per Share Operating Performance:

Net asset value, beginning of year	$22.92	$25.43		$24.47
Total income (loss)	(3.65)	(2.31)		1.21
Net expenses	(0.17)	(0.20)		(0.25)
Net increase (decrease) in net asset value	(3.82)	(2.51)		0.96
Net asset value, end of year	$19.10	$22.92		$25.43

Total Return	(16.67)%	(9.87)%		3.92%

Ratios to Average Net Assets
Total income (loss)	(12.04)%	(10.06)%		5.35%
Management fees	0.65%*	0.65	%**	0.78	%**
Total expenses excluding management fees	2.17%	3.77%		3.98%
Expenses waived	(2.00)%*	(3.56	)%**	(3.78	)%**
Net expenses excluding management fees	0.17%	0.21%		0.20%
Net income (loss)	(12.86)%	(10.92)%		4.37%

*	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for CPER. USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least May 1, 2015. USCF has no obligation to continue such payments into subsequent periods.
**	Effective as of May 29, 2012 through April 30, 2014, USCF voluntarily agreed to waive the management fee paid by CPER from 0.95% to 0.65% per annum of average daily total net assets.

USAG

	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012***
Per Share Operating Performance:

Net asset value, beginning of year	$22.79		$25.56		$25.00
Total income (loss)	0.40		(2.52)		0.77
Net expenses	(0.22)		(0.25)		(0.21)
Net increase (decrease) in net asset value	0.18		(2.77)		0.56
Net asset value, end of year	$22.97		$22.79		$25.56

Total Return	0.79%		(10.84)%		2.24%

Ratios to Average Net Assets
Total income (loss)	1.61%		(10.53)%		7.33%
Management fees	0.70	%*	0.80	%**	0.83	%**^
Total expenses excluding management fee	2.08	%†	3.68%		3.91	%^
Expenses waived	(1.90	)%*†	(3.42	)%**	(3.63	)%**^
Net expenses excluding management fees	0.18	%†	0.25%		0.28	%^
Net income (loss)	0.72%		(11.58)%		6.53%

*	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for USAG.
**	Effective as of May 30, 2012 through April 30, 2014, USCF voluntarily agreed to waive the management fee paid by USAG from 0.95% to 0.80% per annum of average daily total net assets.
***	The commencement of operations of USAG was April 13, 2012.
†	USCF has voluntarily agreed to pay certain expenses typically borne by USAG to the extent that such expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through at least
May 1, 2015. USCF has no obligation to continue such payments into subsequent periods.
^	Annualized.

USMI

	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012***

Per Share Operating Performance:

Net asset value, beginning of year	$21.97		$26.47		$25.00
Total income (loss)	(1.96)		(4.29)		1.59
Net expenses	(0.19)		(0.21)		(0.12)
Net increase (decrease) in net asset value	(2.15)		(4.50)		1.47
Net asset value, end of year	$19.82		$21.97		$26.47

Total Return	(9.79)%		(17.00)%		5.88%

Ratios to Average Net Assets
Total income (loss)	(8.89)%		(15.12)%		6.92%
Management fees	0.67	%*	0.70	%**	0.70	%**^
Total expenses excluding management fees	2.20	%†	3.46%		4.09	%^
Expenses waived	(2.03	)%*†	(3.26	)%**	(3.88	)%**^
Net expenses excluding management fees	0.17	%†	0.20%		0.21	%^
Net income (loss)	(9.73)%		(16.02)%		6.43%

*	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for USMI.
**	Effective as of May 30, 2012 through April 30, 2014, USCF voluntarily agreed to waive the management fee paid by USMI from 0.95% to 0.70% per annum of average daily total net assets.
***	The commencement of operations of USMI was June 19, 2012.
†	USCF has voluntarily agreed to pay certain expenses typically borne by USMI to the extent that such expenses exceeded 0.15% (15 basis points) of USMI’s NAV, on an annualized basis, through at least
May 1, 2015. USCF has no obligation to continue such payments into subsequent periods.
^	Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2014 and 2013.

USCI

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total income (loss)	$25,462,354	$19,681,829	$(75,608,920)	$(104,092,251)
Total expenses	1,520,322	1,568,258	2,059,481	2,133,424
Net income (loss)	$23,942,032	$18,113,571	$(77,668,401)	$(106,225,675)
Net income (loss) per share	$2.54	$1.84	$(5.33)	$(6.87)

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total income (loss)	$(11,934,173)	$(30,572,977)	$25,652,345	$308,060
Total expenses	1,389,487	1,502,357	1,458,386	1,470,234
Net income (loss)	$(13,323,660)	$(32,075,334)	$24,193,959	$(1,162,174)
Net income (loss) per share	$(1.45)	$(3.49)	$2.65	$(0.10)

CPER

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total income (loss)	$(219,581)	$253,801	$(236,243)	$(177,285)
Total expenses	19,316	22,150	25,794	21,691
Expense waivers	(14,268)	(13,891)	(19,219)	(15,611)
Net expenses	5,048	8,259	6,575	6,080
Net income (loss)	$(224,629)	$245,542	$(242,818)	$(183,365)
Net income (loss) per share	$(2.49)	$1.23	$(1.33)	$(1.23)

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total income (loss)	$(169,237)	$(270,337)	$173,114	$35,483
Total expenses	29,020	29,058	23,897	19,584
Expense waivers	(23,895)	(24,095)	(19,181)	(14,618)
Net expenses	5,125	4,963	4,716	4,966
Net income (loss)	$(174,362)	$(275,300)	$168,398	$30,517
Net income (loss) per share	$(1.74)	$(2.76)	$1.69	$0.30

USAG

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total income (loss)	$350,343	$(98,545)	$(236,630)	$24,064
Total expenses	10,723	10,492	19,864	26,829
Expense waivers	(4,511)	(4,502)	(15,577)	(21,749)
Net expenses	6,212	5,990	4,287	5,080
Net income (loss)	$344,131	$(104,535)	$(240,917)	$18,984
Net income (loss) per share	$3.44	$(1.04)	$(2.41)	$0.19

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total income (loss)	$(148,371)	$(63,796)	$42,904	$(82,323)
Total expenses	36,337	36,461	23,296	10,845
Expense waivers	(29,863)	(30,231)	(17,041)	(4,637)
Net expenses	6,474	6,230	6,255	6,208
Net income (loss)	$(154,845)	$(70,026)	$36,649	$(88,531)
Net income (loss) per share	$(1.55)	$(0.70)	$0.36	$(0.88)

USMI

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total income (loss)	$(8,800)	$156,366	$(190,120)	$(154,512)
Total expenses	9,543	9,549	19,251	25,178
Expense waivers	(4,583)	(4,638)	(14,796)	(20,968)
Net expenses	4,960	4,911	4,455	4,210
Net income (loss)	$(13,760)	$151,455	$(194,575)	$(158,722)
Net income (loss) per share	$(0.14)	$1.52	$(1.95)	$(1.58)

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total income (loss)	$(123,970)	$(401,340)	$217,637	$(73,285)
Total expenses	35,676	35,404	23,760	10,099
Expense waivers	(29,804)	(30,264)	(17,110)	(4,987)
Net expenses	5,872	5,140	6,650	5,112
Net income (loss)	$(129,842)	$(406,480)	$210,987	$(78,397)
Net income (loss) per share	$(1.30)	$(4.06)	$1.65	$(0.79)

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

The following table summarizes the valuation of USCI’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$509,916,252	$509,916,252	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(27,137,120)	(27,137,120)	—	—
United States Contracts	(11,130,039)	(11,130,039)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$325,142,075	$325,142,075	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	6,218,462	6,218,462	—	—
United States Contracts	4,571,285	4,571,285	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,699,497	$1,699,497	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(197,525)	(197,525)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,599,705	$1,599,705	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	130,163	130,163	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,599,523	$1,599,523	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(76,062)	(76,062)	—	—
United States Contracts	9,486	9,486	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,499,678	$1,499,678	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,216	2,216	—	—
United States Contracts	(46,749)	(46,749)	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,399,591	$1,399,591	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(73,432)	(73,432)	—	—
United States Contracts	(63,132)	(63,132)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USMI’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$1,199,914	$1,199,914	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(12,610)	(12,610)	—	—
United States Contracts	(33,683)	(33,683)	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$(38,267,159)	$10,789,747

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$(197,525)	$130,163

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$(66,576)	$(44,533)

Fair Value of Derivative Instruments Held by USMI

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$(136,564)	$(46,293)

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended December 31, 2014		For the year ended December 31, 2013		For the year ended December 31, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed positions	$(85,846,605)		$(32,839,247)		$(21,219,768)
	Change in unrealized gain (loss) on open positions		$(49,056,906)		$16,010,647		$17,755,792

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended December 31, 2014		For the year ended December 31, 2013		For the year ended December 31, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed positions	$(54,825)		$(355,825)		$64,937
	Change in unrealized gain (loss) on open positions		$(327,688)		$123,588		$68,588

The Effect of Derivative Instruments on the Statements of Operations of USAG

		For the year ended December 31, 2014		For the year ended December 31, 2013		For the year ended December 31, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures –Commodity Contracts	Realized gain (loss) on closed positions	$60,213		$(327,353)		$330,608
	Change in unrealized gain (loss) on open positions		$(22,043)		$74,622		$(119,155)

* The commencement of operations of USAG was April 13, 2012.

The Effect of Derivative Instruments on the Statements of Operations of USMI

		For the year ended December 31, 2014		For the year ended December 31, 2013		For the year ended December 31, 2012*
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures –Commodity Contracts	Realized gain (loss) on closed positions	$(107,810)		$(291,259)		$148,423
	Change in unrealized gain (loss) on open positions		$(90,271)		$(92,351)		$46,058

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

NOTE 11 – SUBSEQUENT EVENTS

The Trust and each Trust Series have performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than noted below.

On January 14, 2015, Mr. Howard Mah, Management Director, Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer of USCF, sponsor of the United States Commodity Index Funds Trust, tendered his resignation effective as soon as the Board of Directors of USCF accepts and appoints a suitable replacement, but no later than the close of business July 15, 2015. In order to ensure an orderly transition, Mr. Mah will remain as the Management Director and Chief Financial Officer (Principal Accounting Officer) of USCF until such time.

On January 26, 2015, Mr. Nicholas D. Gerber was appointed Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a supplier of mobile video recording devices through its wholly owned subsidiary Janus Cam. Concierge is not affiliated with USCF and the Related Public Funds, other than through ownership by common control. Concierge is a publicly traded company under the ticker symbol “CNGC.”

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

United States Commodity Funds LLC

Principals and Key Personnel of USCF. The Trust has no executive officers. Pursuant to the terms of the Trust Agreement, the Trust’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Capacity
Nicholas D. Gerber	President, Chief Executive Officer and Management Director of USCF
Howard Mah	Chief Financial Officer, Secretary, Treasurer and Management Director of USCF
Andrew F. Ngim	Management Director of USCF and Portfolio Manager
John T. Hyland	Chief Investment Officer of USCF
Carolyn M. Yu	Chief Compliance Officer of USCF
John P. Love	Senior Portfolio Manager
Ray W. Allen	Portfolio Manager
Christopher P. Mullen	Assistant Portfolio Manager
Gordon L. Ellis	Independent Director of USCF
Malcolm R. Fobes	Independent Director of USCF
Peter M. Robinson	Independent Director of USCF

Nicholas D. Gerber, 52, President and Chief Executive Officer since June 2005. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a supplier of mobile video recording devices thru its wholly owned subsidiary Janus Cam. Concierge is not affiliated with USCF and the Related Public Funds, other than through ownership by common control. Concierge is a publicly traded company under the ticker symbol “CNGC.” From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period August 2014 to the present, Mr. Gerber also serves as President (Principal Executive Officer) and Management Trustee of the USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, as well as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. He has served as a Management Director of USCF since May 2005 and has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a BA from Skidmore College and holds an NFA Series 3 registration.

Howard Mah, 50, Secretary, Chief Financial Officer and Treasurer of USCF since June 2005, May 2006 and February 2012, respectively. Mr. Mah co-founded USCF and has served as a Management Director since May 2005. He has been a principal of USCF listed with the CFTC and NFA since November 2005 and its Chief Compliance Officer from May 2006 to February 2013. From the period August 2014 to the present, Mr. Mah also serves as Chief Compliance Officer, Treasurer (Principal Accounting Officer) and Management Trustee of the USCF ETF Trust, as well as Chief Financial Officer of USCF Advisers LLC. Mr. Mah has served as Chief Compliance Officer for Ameristock Corporation which he co-founded in March 1995; Secretary of Ameristock Mutual Fund, Inc. from June 1995 to January 2013 and its Chief Compliance Officer from August 2004 to January 2013. Mr. Mah also served as a tax and finance consultant in private practice from January 1995 to December 2013. Mr. Mah earned his MBA degree in finance from the University of San Francisco and a BEd from the University of Alberta.

Andrew F. Ngim, 54, co-founded USCF in 2005 and has served as a Management Director since May 2005.  Mr. Ngim has served as the portfolio manager for USCI, CPER, USAG and USMI since January 2013.  Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013 Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. From the period September 2014 to the present, Mr. Ngim also serves as portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust, as well as a Management Trustee of the USCF ETF Trust from the period of August 2014 to the present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005.  Mr. Ngim earned his BA from the University of California at Berkeley.

John T. Hyland, 55, Chief Investment Officer since January 2008. Mr. Hyland has also served as a portfolio manager for USCF from April 2006 until June 2012. He has been listed with the CFTC and NFA as an associate member and associated person of USCF since December 2005, principal and swap associated person since January 2006 and August 2013, respectively. Mr. Hyland graduated from the University of California at Berkeley, holds an NFA Series 3 registration and is a CFA Charterholder.

Carolyn M. Yu, 56, Chief Compliance Officer and Associate Counsel since February 2013 and August 2011, respectively. From the period August 2014 to the present, Ms. Yu also serves as Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust, as well as Chief Compliance Officer of USCF Advisers LLC. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a BS in business administration from San Francisco State University.

John P. Love, 43, Senior Portfolio Manager of USCF since March 2010. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006.  Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010.  Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love also serves as a portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust from the period of September 2014 to the present. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. He has been listed with the CFTC and NFA as an associate member, associated person and swap associated person of USCF since February 25, 2015. Mr. Love was previously an associated person of USCF registered from December 1, 2005 to April 16, 2009. Mr. Love earned a BA from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Ray W. Allen, 58, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of UGA from February 2008 until March 2010, the portfolio manager of UHN from April 2008 until March 2010 and the portfolio manager of UNL from November 2009 until March 2010. Mr. Allen has been the portfolio manager of DNO since September 2009, and the portfolio manager of USO and USL since March 2010 and the manager of BNO since June 2010. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and was an associated person of USCF from March 2008 to November 2012. Mr. Allen earned a BA in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Christopher P. Mullen, 24, Assistant Portfolio Manager of USCF since September 2014. Prior to working at USCF, Mr. Mullen was an undergraduate student at Marquette University from May 2008 until May of 2012. From 2008 until July 2011, he was a full time student. While a student, Mr. Mullen also worked as a Media Relations Intern with the Milwaukee Brewers, from July 2011 until June 2012. From June 2012 until October 2012, Mr. Mullen was unemployed. Starting in October 2012 until February 2013, Mr. Mullen was employed as a Public Relations Intern for the Public Affairs Company. From February 2013 through August 2014, Mr. Mullen served as a Financial Analyst for USCF. In September 2014, Mr. Mullen was promoted to Assistant Portfolio Manager. Mr. Mullen earned his BA from Marquette University in May of 2012.

Gordon L. Ellis, 68, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Class 1 Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as a director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc. International Absorbents, Inc. and Absorption Corp. were sold to a private investment banking firm in May 2010. Mr. Ellis serves as a director of the privatized firm since May 2010. Concurrent with that, he founded and has served as Chairman of Lupaka Gold Corp. since November 2000. Between, November 2000 to May 2010, Lupaka Gold Corp. was known as Kcrok Enterprises Ltd. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 50, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a BS in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 57, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen, Carolyn Yu, Wainwright Holdings Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in any of the Trust Series other than as described in Item 12 below. John Hyland and Andrew Ngim make trading and investment decisions for each of USCI, CPER, USAG and USMI. John Love and Andrew Ngim execute trades on behalf of each of USCI, CPER, USAG and USMI. In addition, Nicholas Gerber and John Hyland are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

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

Background of SummerHaven Index Management LLC

SHIM is the owner, creator and licensor of commodity indices including the SDCI, the SCI, the SDAI and the SDMI. SHIM is a Delaware limited liability company formed on August 11, 2009. It maintains its main business office at Soundview Plaza, Fourth Floor, 1266 East Main Street, Stamford, CT 06902. The firm maintains a website at www.summerhavenindex.com. The firm creates innovative commodities indices focused on providing investors with better risk-adjusted returns than traditional commodity index benchmarks. SHIM’s principals and consultants include academics who are the authors of widely cited and acclaimed papers on commodities futures investing including “Facts and Fantasies about Commodities” and “Fundamentals of Commodities Futures Returns.” The firm is led by a seasoned management team with over 50 years of collective Wall Street experience with commodities futures, capital markets, investment management, and exchange traded products.

Principals of SummerHaven

Kurt J. Nelson has been employed by SummerHaven since August 2009 as a partner. His duties include investor relations, product structuring and compliance. From September 2007 to July 2009, Mr. Nelson was employed by UBS Investment Bank as a Managing Director and supervisory committee member of the UBS Bloomberg CMCI Index and Dow-Jones UBS Commodity Index. From March 1998 to January 2007, Mr. Nelson was employed by AIG Financial Products Corp. as a Managing Director. Mr. Nelson was not employed from January 2007 to September 2007. Mr. Nelson became listed as a principal of SummerHaven effective October 1, 2009, as an associated person of SummerHaven effective October 12, 2009 and as an associate member of the NFA effective October 12, 2009. Mr. Nelson is 45 years old.

Ashraf R. Rizvi has been employed by SummerHaven since April 2009 as a partner. His duties include trading and operational management. From October 1994 to February 2008, Mr. Rizvi was employed by UBS Investment Bank as a Managing Director and Global Head of Commodities Trading. Mr. Rizvi was not employed from February 2008 to April 2009. Mr. Rizvi became listed as a principal of SummerHaven effective October 9, 2009, as an associated person of SummerHaven effective September 9, 2011 and as an associate member of the NFA effective September 9, 2011. Mr. Rizvi is 52 years old.

K. Geert Rouwenhorst has been employed by SummerHaven since April 2009 as a partner. His duties include research and investor relations. From July 1990 to present, Dr. Rouwenhorst has been employed by Yale School of Management as a Professor of Finance. Dr. Rouwenhorst became listed as a principal of SummerHaven effective October 8, 2009, as an associated person of SummerHaven effective September 1, 2011 and as an associate member of the NFA effective September 1, 2011. Dr. Rouwenhorst is 54 years old.

Joseph J. Schultz has been employed by SummerHaven since April 2011 as a partner. His duties include supervision of the firm’s reporting, accounting and operations. From February 2004 to April 2011, Mr. Schultz was the Chief Operating Officer and a Managing Partner at Basso Capital Management, L.P., an employee owned hedge fund sponsor which provides services to pooled investment vehicles focused primarily on convertible securities and their underlying equity shares, where he was responsible for the oversight of the firm’s day-to-day operations. From May 1997 to February 2004, Mr. Schultz was a Vice President at AIG Trading Group, a subsidiary of American International Group, Inc. which provides currency and commodity prime brokerage, back-office support, access to e-commerce trading portals, and political-economic research and consulting services for the financial services industry, where he designed systems, procedural protocol and managed the daily operations for the fixed income and foreign currency options department and hedge funds. On July 11, 2011, Mr. Schultz became listed as a principal of SummerHaven. Mr. Schultz received a B.B.A in Finance from Baruch College and is 43 years old.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). The audit committee is governed by an audit committee charter that is posted each Trust Series’ website at www.unitedstatescommodityfunds.com. Any shareholder of a Trust Series may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Executive Sessions of the Non-Management Directors

In accordance with the Corporate Governance Policy of USCF, the non-management directors of the Board (who are the same as the independent directors of the Board) meet separately from the other directors in regularly scheduled executive sessions, without the presence of Management Directors or executive officers of USCF. The non-management directors have designated Gordon L. Ellis to preside over each such executive session. Interested parties who wish to make their concerns known to the non-management directors may communicate directly with Mr. Ellis by writing to 475 Milan Drive, No. 103, San Jose, CA 95134-2453 or by e-mail at uscf.director@gmail.com.

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of each Trust Series’ independent auditors and the oversight of each Trust Series’ financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and the Trust Series customers, employees, suppliers and the communities impacted by each Trust Series. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to the Trust Series’ Corporate Governance Policy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of a Trust Series’ shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Trust Series’ shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of a Trust Series. To each Trust Series’ knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2014 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

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

For 2014, each of USCI, CPER, USAG and USMI accrued aggregate management fees of $5,887,414, $20,483, $17,092 and $14,774, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2014 by the directors of USCF. Each of USCI’s, CPER’s, USAG’s and USMI’s portion of the aggregate fees paid to the directors for the year ended December 31, 2014 was $96,747, $441, $310 and $342, respectively.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$102,000	NA	NA	NA	$0	$0	$102,000
Gordon L. Ellis	$102,000	NA	NA	NA	$0	$0	$102,000
Malcolm R. Fobes III(1)	$122,000	NA	NA	NA	$0	$0	$122,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

USCI

None of the directors or executive officers of USCF owns any shares of USCI, except as set forth below. In addition, USCI is not aware of any 5% holder of its shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2014
John Hyland c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	600	*	0.0066%

*	The shares are held through Mr. Hyland’s USCF 401(k) account.

CPER

None of the directors or executive officers of USCF owns any shares of CPER, except as set forth below. In addition, CPER is not aware of any 5% holder of its shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2014
Howard Mah c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	500	*	0.5%

John Hyland c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	400	**	0.4%

*	The shares are held through Mr. Mah’s USCF 401(k) account.

**	The shares are held through Mr. Hyland’s USCF 401(k) account.

USAG

None of the directors or executive officers of USCF owns any shares of USAG, except as set forth below. In addition, USAG is not aware of any 5% holder of its shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2014
John Hyland c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	300	*	0.3%

Howard Mah c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	300	**	0.3%

*	The shares are held through Mr. Hyland’s USCF 401(k) account.
**	The shares are held through Mr. Mah’s USCF 401(k) account.

USMI

None of the directors or executive officers of USCF owns any shares of USMI, except as set forth below. In addition, USMI is not aware of any 5% holder of its shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class as of December 31, 2014
John Hyland c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	600	*	0.6%

Howard Mah c/o United States Commodity Funds LLC 1999 Harrison Street, Suite 1530 Oakland, California 94612	300	**	0.3%

*	The shares are held through Mr. Hyland’s USCF 401(k) account.
**	The shares are held through Mr. Mah’s USCF 401(k) account.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

In February 2015, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, the Trust Series or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2014	2013
Audit fees	$110,000	$160,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$110,000	$160,000

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2014	2013
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$25,000	$25,000

The fees for services billed to USAG by its independent auditors for the last fiscal year are as follows

	2014	2013
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$25,000	$25,000

The fees for services billed to USMI by its independent auditors for the last fiscal year are as follows

	2014	2013
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$25,000	$25,000

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 122.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Third Amended and Restated Declaration of Trust and Trust Agreement.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of the Sponsor.
10.1(4)	Form of Authorized Participant Agreement.
10.2(4)	Form of Marketing Agent Agreement.
10.3(4)	Amendment Agreement to Marketing Agent Agreement.
10.4(3)	Form of Custodian Agreement.
10.5(4)	Amendment Agreement to Custodian Agreement.
10.6(3)	Form of Administrative Agency Agreement.
10.7(5)	Amendment Agreement to Administrative Agency Agreement.
10.8(6)	Licensing Agreement.
10.9(6)	Advisory Agreement.
10.10(7)	Amendment No. 1 to Licensing Agreement.
10.11(7)	Amendment No. 1 to Advisory Agreement.
10.12(7)	Amendment No. 2 to Licensing Agreement.
10.13(7)	Amendment No. 2 to Advisory Agreement.
14.1(8)	Code of Ethics.
23.1(8)	Consent of Independent Registered Public Accounting Firm.
31.1(8)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(8)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(8)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(8)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
99.1(4)	Customer Agreement for Futures Contracts.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (File No. 333-187515) filed on April 10, 2013.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012.
(4)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.
(5)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(6)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on June 21, 2010.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-170844) filed on November 26, 2010.
(8)	Filed herewith.

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

Date: March 16, 2015

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Chief Executive Officer of	March 16, 2015
Nicholas D. Gerber	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Howard Mah	Chief Financial Officer of	March 16, 2015
Howard Mah	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.

