Form 10-K/A
period 2014-12-31
United States Commodity Index Funds Trust
filed 2015-03-31
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES COMMODITY INDEX FUNDS TRUST

Table of Contents

Page
Part II.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1
Part IV.
Item 15. Exhibits and Financial Statement Schedules.	55
Exhibit Index.	55
Signatures.	56

Explanatory Note

The United States Commodity Index Funds Trust (the “Trust”) is filing this Amendment No. 1 to its annual report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2014 that was filed with the U.S. Securities and Exchange Commission on March 16, 2015 (the “Form 10-K”).  This Form 10-K/A replaces Part II, Item 7 of the Form 10-K filed on March 16, 2015.  The purpose of this Form 10-K/A is to correct certain percentages and a dollar value that were incorrectly reported in the Form 10-K filed on March 16, 2015. Specifically, the Form 10-K/A is filed to correct: (1) the percentages representing the actual total return of the United States Agriculture Index Fund (“USAG”) as measured by changes in its per share NAV for the year ended December 31, 2014; (2) the dollar value representing the estimated per share NAV of USAG as of December 31, 2014 if USAG had instead exactly tracked the changes in the daily total return of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”); and (3) the percentages reflecting the estimated total return of USAG over the fiscal year ended December 31, 2014, had USAG instead exactly tracked the SDAI.

Except as set forth above, no other changes have been made to the Form 10-K, and the Form 10-K/A does not amend, update or change any other items or disclosure found in the Form 10-K.  Further, the Form 10-K/A does not reflect events that occurred after the filing of the Form 10-K.

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

For the year ended December 31, 2014, the actual total return of USAG as measured by changes in its per share NAV was 0.79%. This is based on an initial per share NAV of $22.79 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $22.97. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $23.20 as of December 31, 2014, for a total return over the relevant time period of 1.78%. The difference between the actual per share NAV total return of USAG of 0.79% and the expected total return based on the SDAI of 1.78% was an error over the time period of (0.99)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDAI total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the year ended December 31, 2014, USAG earned interest income of $1,176, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the year ended December 31, 2014, USAG did not collect from its Authorized Participants for creating or redeeming baskets of shares. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2014, USAG incurred net expenses of $21,569. Income from interest and Authorized Participant collections net of expenses was $(20,393), which is equivalent to a weighted average net income rate of approximately (0.84)% for the year ended December 31, 2014.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2014, of the Trust and the Series and our report dated March 31, 2015 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 31, 2015

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

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 16, 2015

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
14.1*	Code of Ethics.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith

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

Date: March 31, 2015

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Chief Executive Officer of	March 31, 2015
Nicholas D. Gerber	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Howard Mah	Chief Financial Officer of	March 31, 2015
Howard Mah	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.

