Form 10-Q
period 2015-03-31
United States Commodity Index Funds Trust
filed 2015-05-07
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at March 31, 2015 (Unaudited) and March 31, 2014	2

Condensed Schedules of Investments (Unaudited) at March 31, 2015	7

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2015 and 2014	11

Condensed Statements of Changes in Capital (Unaudited) for the three months ended March 31, 2015 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the three months ended March 31, 2015	16

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014	21

Notes to Condensed Financial Statements for the period ended March 31, 2015 (Unaudited)	26

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2015 (Unaudited) and December 31, 2014

United States Commodity Index Fund

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$484,223,716	$711,984,950
Equity in trading accounts:
Cash and cash equivalents	68,568,239	80,222,326
Unrealized gain (loss) on open commodity futures contracts	(35,294,492)	(38,267,159)
Interest receivable	1,261	1,261
Directors' fees and insurance receivable	55,511	-
ETF transaction fees receivable	-	1,050

Total assets	$517,554,235	$753,942,428

Liabilities and Capital
Payable for shares redeemed	$-	$43,736,649
Management fees payable (Note 4)	429,349	531,781
Professional fees payable	311,877	494,705
Brokerage commissions payable	42,815	42,815
Directors' fees and insurance payable	-	15,638

Total liabilities	784,041	44,821,588

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	516,770,194	709,120,840
Total Capital	516,770,194	709,120,840

Total liabilities and capital	$517,554,235	$753,942,428

Shares outstanding	11,500,000	14,700,000
Net asset value per share	$44.94	$48.24
Market value per share	$44.92	$48.29

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2015 (Unaudited) and December 31, 2014

United States Copper Index Fund

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,666,839	$2,729,373
Equity in trading accounts:
Cash and cash equivalents	147,514	337,148
Unrealized gain (loss) on open commodity futures contracts	49,713	(197,525)
Receivable from Sponsor (Note 4)	10,825	42,830
Interest receivable	26	25
Directors' fees and insurance receivable	233	-

Total assets	$1,875,150	$2,911,851

Liabilities and Capital
Management fees payable (Note 4)	$1,007	$1,612
Professional fees payable	20,642	44,577
Directors' fees and insurance payable	-	35

Total liabilities	21,649	46,224

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	1,853,501	2,865,627
Total Capital	1,853,501	2,865,627

Total liabilities and capital	$1,875,150	$2,911,851

Shares outstanding	100,000	150,000
Net asset value per share	$18.54	$19.10
Market value per share	$18.59	$19.02

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2015 (Unaudited) and December 31, 2014

United States Agriculture Index Fund

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,981,765	$2,142,415
Equity in trading accounts:
Cash and cash equivalents	215,966	222,826
Unrealized gain (loss) on open commodity futures contracts	(101,699)	(66,576)
Receivable from Sponsor (Note 4)	9,898	39,139
Interest receivable	46	46
Directors' fees and insurance receivable	87	-

Total assets	$2,106,063	$2,337,850

Liabilities and Capital
Management fees payable (Note 4)	$1,169	$1,294
Professional fees payable	17,124	39,850
Directors' fees and insurance payable	-	104

Total liabilities	18,293	41,248

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	2,087,770	2,296,602
Total Capital	2,087,770	2,296,602

Total liabilities and capital	$2,106,063	$2,337,850

Shares outstanding	100,000	100,000
Net asset value per share	$20.88	$22.97
Market value per share	$20.27	$22.57

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2015 (Unaudited) and December 31, 2014

United States Metals Index Fund

	March 31, 2015
	(In Liquidation)*	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$-	$1,802,435
Equity in trading accounts:
Cash and cash equivalents	-	318,156
Unrealized gain (loss) on open commodity futures contracts	-	(136,564)
Receivable from Sponsor (Note 4)	-	37,785
Interest receivable	-	11

Total assets	$-	$2,021,823

Liabilities and Capital
Management fees payable (Note 4)	$-	$1,128
Professional fees payable	-	38,996
Directors' fees and insurance payable	-	79

Total liabilities	-	40,203

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	-	1,981,620
Total Capital	-	1,981,620

Total liabilities and capital	$-	$2,021,823

Shares outstanding		100,000
Net asset value per share	$-	$19.82
Market value per share	$-	$19.55

* USMI ceased trading on the NYSE Arca on March 18, 2015 and the Fund's liquidation date was March 24, 2015.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2015 (Unaudited) and December 31, 2014

United States Commodity Index Funds Trust

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$487,872,320	$718,659,173
Equity in trading accounts:
Cash and cash equivalents	68,931,719	81,100,456
Unrealized gain (loss) on open commodity futures contracts	(35,346,478)	(38,667,824)
Receivable from Sponsor (Note 4)	20,723	119,754
Interest receivable	1,333	1,343
Directors' fees and insurance receivable	55,831	-
ETF transaction fees receivable	-	1,050

Total assets	$521,535,448	$761,213,952

Liabilities and Capital
Payable for shares redeemed	$-	$43,736,649
Management fees payable (Note 4)	431,525	535,815
Professional fees payable	349,643	618,128
Brokerage commissions payable	42,815	42,815
Directors' fees and insurance payable	-	15,856

Total liabilities	823,983	44,949,263

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	520,711,465	716,264,689
Total Capital	520,711,465	716,264,689

Total liabilities and capital	$521,535,448	$761,213,952

Shares outstanding	11,700,000	15,050,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2015

United States Commodity Index Fund

		Unrealized
		Gain (Loss)
		on Open
	Number of	Commodity	% of
	Contracts	Contracts	Capital

Open Futures Contracts - Long
Foreign Contracts
LME Zinc Futures LX April 2015 contracts, expiring April 2015	1,183	$(7,981,362)	(1.54)
ICE-US Gasoil Futures QS May 2015 contracts, expiring May 2015	701	(597,525)	(0.12)
LME Zinc Futures LX May 2015 contracts, expiring May 2015	730	(171,800.00)	(0.03)
LME Nickel Futures LN June 2015 contracts, expiring June 2015	692	(16,160,976.00)	(3.13)
LME Lead Futures LL June 2015 contracts, expiring June 2015	822	(228,004.00)	(0.04)
LME Aluminum Futures LA September 2015 contracts, expiring September 2015	1,351	(10,130,119)	(1.96)
ICE-US Cocoa Futures CC December 2015 contracts, expiring December 2015	1,387	(361,790)	(0.07)
	6,866	(35,631,576)	(6.89)

United States Contracts
CME Feeder Cattle Futures FC May 2015 contracts, expiring May 2015	353	(15,888)	0.00 *
NYMEX Heating Oil Futures HO June 2015 contracts, expiring May 2015	506	(582,880)	(0.11)
CME Live Cattle Futures LC June 2015 contracts, expiring June 2015	626	(38,190)	(0.01)
CBOT Soybean Meal Futures SM July 2015 contracts, expiring July 2015	1,187	359,030	0.07
COMEX Copper Futures HG July 2015 contracts, expiring July 2015	542	(488,988)	(0.10)
COMEX Silver Futures SI July 2015 contracts, expiring July 2015	443	(582,815)	(0.11)
CBOT Corn Futures C December 2015 contracts, expiring December 2015	1,837	(1,179,187)	(0.23)
COMEX Gold Futures GC December 2015 contracts, expiring December 2015	315	(812,130)	(0.16)
	5,809	(3,341,048)	(0.65)

Open Futures Contracts - Short**
Foreign Contracts
LME Zinc Futures LX April 2015 contracts, expiring April 2015	1,183	342,900	0.07
LME Nickel Futures LN June 2015 contracts, expiring June 2015	228	2,634,171	0.51
LME Aluminum Futures LA September 2015 contracts, expiring September 2015	509	701,061	0.13
	1,920	3,678,132	0.71
Total Open Futures Contracts***	14,595	$(35,294,492)	(6.83)

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2015

United States Commodity Index Fund (Continued)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 4/30/2015	$40,000,000	$39,998,228	7.74
0.06%, 5/14/2015	40,000,000	39,997,133	7.74
0.07%, 5/21/2015	40,000,000	39,996,389	7.74
0.07%, 5/28/2015	40,000,000	39,995,567	7.74
0.08%, 6/04/2015	30,000,000	29,996,000	5.81
0.11%, 6/18/2015	30,000,000	29,993,175	5.80
0.06%, 8/06/2015	30,000,000	29,993,385	5.80
0.09%, 9/03/2015	40,000,000	39,985,361	7.74
0.10%, 9/10/2015	40,000,000	39,982,900	7.74
0.15%, 9/17/2015	40,000,000	39,971,833	7.73
Total Cash Equivalents		$369,909,971	71.58

* Represents less than 0.005%.

** All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

*** Collateral amounted to $68,568,239 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2015

United States Copper Index Fund

		Unrealized
		Gain (Loss)
		on Open
	Number of	Commodity	% of
	Contracts	Contracts	Capital

Open Futures Contract - Long
United States Contract
COMEX Copper Futures HG May 2015 Contracts, expiring May 2015*	27	$49,713	2.68

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 5/14/2015	$500,000	$499,964	26.97
0.07%, 5/21/2015	400,000	399,964	21.58
0.11%, 6/18/2015	500,000	499,886	26.97
Total Cash Equivalents		$1,399,814	75.52

* Collateral amounted to $147,514 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2015

United States Agriculture Index Fund

		Unrealized
		Gain (Loss)
		on Open
	Number of	Commodity	% of
	Contracts	Contracts	Capital

Open Futures Contracts - Long
Foreign Contracts
ICE-US Sugar #11 Futures SB July 2015 contracts, expiring June 2015	13	$(2,688)	(0.13)
ICE-Canola Futures RS July 2015 contracts, expiring July 2015	15	232	0.01
ICE-US Coffee-C Futures KC July 2015 contracts, expiring July 2015	4	(93,656)	(4.48)
ICE-US Cotton #2 Futures CT July 2015 contracts, expiring July 2015	3	4,435	0.21
ICE-US Cocoa Futures CC December 2015 contracts, expiring December 2015	6	(1,800)	(0.09)
	41	(93,477)	(4.48)

United States Contracts
CME Feeder Cattle Futures FC May 2015 contracts, expiring May 2015	1	(150)	(0.01)
CME Live Cattle Futures LC June 2015 contracts, expiring June 2015	4	50	0.00 *
CBOT Soybean Oil Futures BO July 2015 contracts, expiring July 2015	1	(2,670)	(0.13)
CBOT Wheat Futures W July 2015 contracts, expiring July 2015	5	(1,300)	(0.06)
KCBT Hard Red Winter Wheat Futures KW July 2015 contracts, expiring July 2015	2	(813)	(0.04)
CME Lean Hogs Futures LH August 2015 contracts, expiring August 2015	3	620	0.03
CBOT Soybean Meal Futures SM October 2015 contracts, expiring October 2015	5	1,840	0.09
CBOT Soybean Futures S November 2015 contracts, expiring November 2015	5	3,788	0.18
CBOT Corn Futures C December 2015 contracts, expiring December 2015	15	(9,587)	(0.45)
	41	(8,222)	(0.39)
Total Open Futures Contracts**	82	$(101,699)	(4.87)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 4/23/2015	$100,000	99,997	4.79
0.06%, 4/30/2015	200,000	199,991	9.58
0.06%, 5/14/2015	200,000	199,986	9.58
0.07%, 5/21/2015	500,000	499,955	23.95
0.11%, 6/18/2015	500,000	499,886	23.94
0.15%, 9/17/2015	100,000	99,929	4.78
Total Cash Equivalents		$1,599,744	76.62

* Represents less than 0.005%.

** Collateral amounted to $215,966 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(48,958,657)	$26,871,173
Change in unrealized gain (loss) on open positions	2,972,667	(1,482,624)
Realized gain (loss) on foreign currency transactions	-	4
Realized gain (loss) on short-term investments	3,645	-
Change in unrealized gain (loss) on foreign currency translations	-	(3)
Interest income	81,071	70,654
ETF transaction fees	4,200	3,150

Total income (loss)	(45,897,074)	25,462,354

Expenses
Management fees (Note 4)	1,311,264	1,260,019
Professional fees	261,536	128,340
Brokerage commissions	199,183	101,246
Directors' fees and insurance	27,613	30,717

Total expenses	1,799,596	1,520,322

Net income (loss)	$(47,696,670)	$23,942,032
Net income (loss) per share	$(3.30)	$2.54
Net income (loss) per weighted average share	$(3.34)	$2.54
Weighted average shares outstanding	14,291,111	9,419,444

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(362,375)	$5,663
Change in unrealized gain (loss) on open positions	247,238	(225,900)
Realized gain (loss) on short-term investments	17	-
Interest income	301	306
ETF transaction fees	350	350

Total income (loss)	(114,469)	(219,581)

Expenses
Management fees (Note 4)	3,103	3,692
Professional fees	11,185	15,120
Brokerage commissions	260	368
Directors' fees and insurance	99	136

Total expenses	14,647	19,316

Expense waiver (Note 4)	(10,824)	(14,268)

Net expenses	3,823	5,048

Net income (loss)	$(118,292)	$(224,629)
Net income (loss) per share	$(0.56)	$(2.49)
Net income (loss) per weighted average share	$(1.10)	$(2.09)
Weighted average shares outstanding	107,778	107,222

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

United States Agriculture Index Fund

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(169,684)	$160,134
Change in unrealized gain (loss) on open positions	(35,123)	190,023
Realized gain (loss) on foreign currency transactions	53	(122)
Change in unrealized gain (loss) on foreign currency translations	(32)	-
Interest income	328	308

Total income (loss)	(204,458)	350,343

Expenses
Management fees (Note 4)	3,498	4,781
Professional fees	10,008	5,400
Brokerage commissions	658	401
Directors' fees and insurance	101	141

Total expenses	14,265	10,723

Expense waiver (Note 4)	(9,891)	(4,511)

Net expenses	4,374	6,212

Net income (loss)	$(208,832)	$344,131
Net income (loss) per share	$(2.09)	$3.44
Net income (loss) per weighted average share	$(2.09)	$3.44
Weighted average shares outstanding	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

United States Metals Index Fund

	Three months ended
	March 31, 2015	Three months ended
	(In Liquidation)*	March 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(182,416)	$(31,573)
Change in unrealized gain (loss) on open positions	136,564	22,517
Realized gain (loss) on short-term investments	150	-
Interest income	158	256
ETF transaction fees	350	-

Total income (loss)	(45,194)	(8,800)

Expenses
Management fees (Note 4)	2,095	3,813
Professional fees	9,043	5,400
Brokerage commissions	309	194
Directors' fees and insurance	71	136

Total expenses	11,518	9,543

Expense waiver (Note 4)	(8,893)	(4,583)

Net expenses	2,625	4,960

Net income (loss)	$(47,819)	$(13,760)
Net income (loss) per share	$(19.82)	$(0.14)
Net income (loss) per weighted average share	$(0.72)	$(0.14)
Weighted average shares outstanding	66,667	100,000

* USMI ceased trading on the NYSE Arca on March 18, 2015 and the Fund's liquidation date was March 24, 2015.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(49,673,132)	$27,005,397
Change in unrealized gain (loss) on open positions	3,321,346	(1,495,984)
Realized gain (loss) on foreign currency transactions	53	(118)
Realized gain (loss) on short-term investments	3,812	-
Change in unrealized gain (loss) on foreign currency translations	(32)	(3)
Interest income	81,858	71,524
ETF transaction fees	4,900	3,500

Total income (loss)	(46,261,195)	25,584,316

Expenses
Management fees (Note 4)	1,319,960	1,272,305
Professional fees	291,772	154,260
Brokerage commissions	200,410	102,209
Directors' fees and insurance	27,884	31,130

Total expenses	1,840,026	1,559,904

Expense waiver (Note 4)	(29,608)	(23,362)

Net expenses	1,810,418	1,536,542

Net income (loss)	$(48,071,613)	$24,047,774

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2015

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2014	$-	$709,120,840	$709,120,840
Additions	-	39,544,842	39,544,842
Redemptions	-	(184,198,818)	(184,198,818)
Net income (loss)	-	(47,696,670)	(47,696,670)

Balances, at March 31, 2015	$-	$516,770,194	$516,770,194

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2015

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2014	-	14,700,000	14,700,000
Additions	-	850,000	850,000
Redemptions	-	(4,050,000)	(4,050,000)

Shares Outstanding, at March 31, 2015	-	11,500,000	11,500,000

Net Asset Value Per Share:
At December 31, 2014			$48.24
At March 31, 2015			$44.94

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2015

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2014	$-	$2,865,627	$2,865,627
Additions	-	-	-
Redemptions	-	(893,834)	(893,834)
Net income (loss)	-	(118,292)	(118,292)

Balances, at March 31, 2015	$-	$1,853,501	$1,853,501

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2015

United States Copper Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2014	-	150,000	150,000
Additions	-	-	-
Redemptions	-	(50,000)	(50,000)

Shares Outstanding, at March 31, 2015	-	100,000	100,000

Net Asset Value Per Share:
At December 31, 2014			$19.10
At March 31, 2015			$18.54

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2015

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2014	$-	$2,296,602	$2,296,602
Additions	-	-	-
Redemptions	-	-	-
Net income (loss)	-	(208,832)	(208,832)

Balances, at March 31, 2015	$-	$2,087,770	$2,087,770

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2015

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2014	-	100,000	100,000
Additions	-	-	-
Redemptions	-	-	-

Shares Outstanding, at March 31, 2015	-	100,000	100,000

Net Asset Value Per Share:
At December 31, 2014			$22.97
At March 31, 2015			$20.88

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2015 (In Liquidation)*

United States Metals Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2014	$-	$1,981,620	$1,981,620
Additions	-	-	-
Redemptions	-	(1,933,801)	(1,933,801)
Net income (loss)	-	(47,819)	(47,819)

Balances, at March 31, 2015*	$-	$-	$-

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2015 (In Liquidation)*

United States Metals Index Fund

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2014	-	100,000	100,000
Additions	-	-	-
Redemptions	-	(100,000)	(100,000)

Shares Outstanding, at March 31, 2015*	-	-	-

Net Asset Value Per Share:
At December 31, 2014			$19.82

* USMI ceased trading on the NYSE Arca on March 18, 2015 and the Fund's liquidation date was March 24, 2015.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2015

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2014	$-	$716,264,689	$716,264,689
Additions	-	39,544,842	39,544,842
Redemptions	-	(187,026,453)	(187,026,453)
Net income (loss)	-	(48,071,613)	(48,071,613)

Balances, at March 31, 2015	$-	$520,711,465	$520,711,465

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2015

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2014	-	15,050,000	15,050,000
Additions	-	850,000	850,000
Redemptions	-	(4,200,000)	(4,200,000)

Shares Outstanding, at March 31, 2015	-	11,700,000	11,700,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(47,696,670)	$23,942,032
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	11,654,087	(22,771,705)
Unrealized (gain) loss on open futures contracts	(2,972,667)	1,482,624
(Increase) decrease in directors' fees and insurance receivable	(55,511)	(26,621)
(Increase) decrease in ETF transaction fees receivable	1,050	350
Increase (decrease) in management fees payable	(102,432)	49,558
Increase (decrease) in professional fees payable	(182,828)	(141,334)
Increase (decrease) in directors' fees and insurance payable	(15,638)	(8,199)
Net cash provided by (used in) operating activities	(39,370,609)	2,526,705

Cash Flows from Financing Activities:
Addition of shares	39,544,842	42,930,201
Redemption of shares	(227,935,467)	-
Net cash provided by (used in) financing activities	(188,390,625)	42,930,201

Net Increase (Decrease) in Cash and Cash Equivalents	(227,761,234)	45,456,906

Cash and Cash Equivalents, beginning of period	711,984,950	474,123,523
Cash and Cash Equivalents, end of period	$484,223,716	$519,580,429

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(118,292)	$(224,629)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	189,634	(264,309)
Unrealized (gain) loss on open futures contracts	(247,238)	225,900
(Increase) decrease in receivable from Sponsor	32,005	67,521
(Increase) decrease in interest receivable	(1)	-
(Increase) decrease in directors' fees and insurance receivable	(233)	(142)
Increase (decrease) in management fees payable	(605)	136
Increase (decrease) in professional fees payable	(23,935)	(70,108)
Increase (decrease) in directors' fees and insurance payable	(35)	(16)
Net cash provided by (used in) operating activities	(168,700)	(265,647)

Cash Flows from Financing Activities:
Addition of shares	-	997,004
Redemption of shares	(893,834)	-
Net cash provided by (used in) financing activities	(893,834)	997,004

Net Increase (Decrease) in Cash and Cash Equivalents	(1,062,534)	731,357

Cash and Cash Equivalents, beginning of period	2,729,373	2,040,735
Cash and Cash Equivalents, end of period	$1,666,839	$2,772,092

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

United States Agriculture Index Fund

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(208,832)	$344,131
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	6,860	22,186
Unrealized (gain) loss on open futures contracts	35,123	(190,023)
(Increase) decrease in receivable from Sponsor	29,241	77,261
(Increase) decrease in directors' fees and insurance receivable	(87)	(113)
Increase (decrease) in management fees payable	(125)	195
Increase (decrease) in professional fees payable	(22,726)	(79,950)
Increase (decrease) in directors' fees and insurance payable	(104)	(52)
Net cash provided by (used in) operating activities	(160,650)	173,635

Cash Flows from Financing Activities:
Addition of shares	-	-
Redemption of shares	-	-
Net cash provided by (used in) financing activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(160,650)	173,635

Cash and Cash Equivalents, beginning of period	2,142,415	2,098,545
Cash and Cash Equivalents, end of period	$1,981,765	$2,272,180

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

United States Metals Index Fund

	Three months ended
	March 31, 2015	Three months ended
	(In Liquidation)*	March 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(47,819)	$(13,760)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	318,156	15,006
Unrealized (gain) loss on open futures contracts	(136,564)	(22,517)
(Increase) decrease in receivable from Sponsor	37,785	77,582
(Increase) decrease in interest receivable	11	-
(Increase) decrease in directors' fees and insurance receivable	-	(142)
Increase (decrease) in management fees payable	(1,128)	16
Increase (decrease) in professional fees payable	(38,996)	(80,232)
Increase (decrease) in directors' fees and insurance payable	(79)	(36)
Net cash provided by (used in) operating activities	131,366	(24,083)

Cash Flows from Financing Activities:
Addition of shares	-	-
Redemption of shares	(1,933,801)	-
Net cash provided by (used in) financing activities	(1,933,801)	-

Net Increase (Decrease) in Cash and Cash Equivalents	(1,802,435)	(24,083)

Cash and Cash Equivalents, beginning of year	1,802,435	1,918,706
Cash and Cash Equivalents, end of year	$-	$1,894,623

* USMI ceased trading on the NYSE Arca on March 18, 2015 and the Fund's liquidation date was March 24, 2015.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(48,071,613)	$24,047,774
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	12,168,737	(22,998,822)
Unrealized (gain) loss on open futures contracts	(3,321,346)	1,495,984
(Increase) decrease in receivable from Sponsor	99,031	222,364
(Increase) decrease in interest receivable	10	-
(Increase) decrease in directors' fees and insurance receivable	(55,831)	(27,018)
(Increase) decrease in ETF transaction fees receivable	1,050	350
Increase (decrease) in management fees payable	(104,290)	49,905
Increase (decrease) in professional fees payable	(268,485)	(371,624)
Increase (decrease) in directors' fees and insurance payable	(15,856)	(8,303)
Net cash provided by (used in) operating activities	(39,568,593)	2,410,610

Cash Flows from Financing Activities:
Addition of shares	39,544,842	43,927,205
Redemption of shares	(230,763,102)	-
Net cash provided by (used in) financing activities	(191,218,260)	43,927,205

Net Increase (Decrease) in Cash and Cash Equivalents	(230,786,853)	46,337,815

Cash and Cash Equivalents, beginning of year	718,659,173	480,181,509
Cash and Cash Equivalents, end of year	$487,872,320	$526,519,324

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended March 31, 2015 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, and the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012. On January 30, 2015, USCF as the sponsor of the Trust and its series the United States Metals Index Fund (“USMI”) announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the U.S. Securities and Exchange Commission (“SEC”).

Shares of USMI ceased trading on the NYSE Arca, Inc. (“NYSE Arca”) and USMI was closed to purchases and redemptions as of the close of regular trading on the NYSE Arca on March 18, 2015 (the “Closing Date”).

On March 18, 2015, the SEC declared effective a post-effective amendment to the registration statement for USMI to remove from registration all of the securities that remained unsold as of March 18, 2015 (the termination of the offering). USCF, on behalf of the Trust and USMI, terminated USMI effective March 18, 2015. On March 24, 2015, USMI liquidated all its assets and distributed cash pro rata to all remaining shareholders as of such date. On March 31, 2015, the NYSE Arca filed a Form 25 removing the listing of USMI on the NYSE Arca.

USCI, CPER and USAG each issue shares (“shares”) that may be purchased and sold on the NYSE Arca. USCI, CPER, and USAG are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Third Amended and Restated Declaration of Trust and Trust Agreement dated as of March 22, 2013 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

From July 1, 2011 through December 31, 2014 (and continuing at least through April 30, 2015), Authorized Participants pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through December 31, 2014 (and continuing at least through April 30, 2015), Authorized Participants pay each of CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of each Trust Series but rather at market prices quoted on such exchange.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. Each Trust Series earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant (‘FCM”) at the 90-day Treasury bill rate. In addition, each Trust Series earns income on funds held at the custodian and/or FCM at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Trust Series are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2015 for any Trust Series.

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

Each Trust Series receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in each Trust Series’ condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Authorized Participants pay each Trust Series a fee of $350 (continuing at least through April 30, 2015) for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Calculation of Net Asset Value (“NAV”)

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2015, USCF held 5 shares of USCI, 40 shares of CPER and 5 shares of USAG.

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

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On June 19, 2012, USCF received 40 Sponsor Shares of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor Shares of USMI and, on September 4, 2013, purchased 5 shares of USMI on the open market. On March 18, 2015 all Sponsor Shares of USMI were redeemed and USMI discontinued trading.

CPER and USAG received notice of effectiveness from the SEC for its registration of 30,000,000 CPER shares and 20,000,000 USAG shares on September 6, 2011. The order to permit listing CPER and USAG on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its shares on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial per share NAV by setting the price at $25 and issued 100,000 shares to the initial Authorized Participant, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise have been charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

On April 13, 2012, USAG listed its shares on the NYSE Arca under the ticker symbol “USAG.” USAG established its initial per share NAV by setting the price at $25. On April 14, 2012, USCF purchased two initial Creation Baskets of USAG. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Participants nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The $1,000 fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

USCI’s Investment Objective

USCI invests in futures contracts for commodities that are currently traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (the NYMEX, ICE Futures, CBOT, CME, LME, COMEX and other foreign exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. Futures Contracts and Other Commodity-Related Investments collectively are referred to as “Commodity Interests.”

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by Bloomberg, L.P. USCI invests first in the current Applicable Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as a Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Component Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contracts, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI’s shares began trading on August 10, 2010. As of March 31, 2015, USCI held 506 Futures Contracts on the NYMEX, 2,088 Futures Contracts on the ICE Futures, 3,024 Futures Contracts on the CBOT, 979 Futures Contracts on the CME, 6,698 Futures Contracts on the LME and 1,300 Futures Contracts on the COMEX, totaling 14,595 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of March 31, 2015, CPER held 27 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of March 31, 2015, USAG held 41 Futures Contracts on the ICE Futures, 8 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 31 Futures Contracts on the CBOT, totaling 82 futures contracts.

Other Defined Terms – Trust Series

The SDCI, the SCI and the SDAI are referred to throughout these Notes to Financial Statements collectively as the “Applicable Index” or “Indices.”

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

NOTE 4 - FEES PAID BY EACH TRUST SERIES AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. For these services, each of USCI, CPER and USAG is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER and 0.65% per annum of average daily total net assets for USAG. From May 29, 2012 through April 30, 2014, USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the three months ended March 31, 2015 and 2014, no Trust Series incurred any registration fees or other offering expenses.

Directors’ Fees and Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. In addition, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015, are estimated to be a total of $171,174 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for year ended December 31, 2015 are estimated to be a total of $169,876, CPER’s portion of such fees and expenses for year ended December 31, 2015 are estimated to be a total of $762 and USAG’s portion of such fees and expenses for year ended December 31, 2015 are estimated to be a total of $536.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $690,000 for the year ended December 31, 2015 for USCI, $46,000 for the year ended December 31, 2015 for CPER, and $41,000 for the year ended December 31, 2015 for USAG.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5– Contracts and Agreements below. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis, through at least April 30, 2015. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2015, USCF waived $10,824 in expenses for CPER and $9,891 for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

NOTE 5 – CONTRACTS AND AGREEMENTS

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

The above fee does not include website construction and development; which are borne by USCF.

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

The Trust on behalf of each Trust Series entered into a brokerage agreement, dated March 1, 2010 for USCI and November 18, 2011 for each of CPER and USAG, as amended from time to time, with Newedge USA, LLC (“Newedge”). On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). WFS and Newedge are collectively referred to as the “FCM”. The agreements require the FCM to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for each Trust Series’ account. In accordance with the agreement, the FCM charges each Trust Series commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Total commissions accrued to brokers	$199,183	$101,246
Total commissions as an annualized percentage of average total net assets	0.12%	0.08%
Commissions accrued as a result of rebalancing	$181,403	$98,726
Percentage of commissions accrued as a result of rebalancing	91.07%	97.51%
Commissions accrued as a result of creation and redemption activity	$17,780	$2,520
Percentage of commissions accrued as a result of creation and redemption activity	8.93%	2.49%

The increase in USCI’s total commissions accrued to brokers for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily due to an increase in USCI’s total net assets (due to net creations) as well as an increase in the number of contracts traded during the rebalancing period.

CPER

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Total commissions accrued to brokers	$260	$368
Total commissions as an annualized percentage of average total net assets	0.05%	0.06%
Commissions accrued as a result of rebalancing	$190	$292
Percentage of commissions accrued as a result of rebalancing	72.98%	79.38%
Commissions accrued as a result of creation and redemption activity	$70	$76
Percentage of commissions accrued as a result of creation and redemption activity	27.02%	20.62%

CPER’s total commissions accrued to brokers for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, were similar.

USAG

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Total commissions accrued to brokers	$658	$401
Total commissions as an annualized percentage of average total net assets	0.12%	0.07%
Commissions accrued as a result of rebalancing	$567	$401
Percentage of commissions accrued as a result of rebalancing	86.23%	100%
Commissions accrued as a result of creation and redemption activity	$91	$—
Percentage of commissions accrued as a result of creation and redemption activity	13.77%	—%

USAG’s total commissions accrued to brokers for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, were similar.

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

NOTE 6 – FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

All of the Futures Contracts held by each Trust Series were exchange-traded through March 31, 2015. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. When each Trust Series enters into non-exchange traded contracts (including Exchange for Risk or EFR transactions), it is subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2015 and December 31, 2014, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2015 and December 31, 2014, USCI held cash deposits and investments in Treasuries in the amounts of $552,791,955 and $792,207,276, respectively, with the custodian and FCM. As of March 31, 2015 and December 31, 2014, CPER held cash deposits and investments in Treasuries in the amounts of $1,814,353 and $3,066,521, respectively, with the custodian and FCM. As of March 31, 2015 and December 31, 2014, USAG held cash deposits and investments in Treasuries in the amounts of $2,197,731 and $2,365,241, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the three months ended March 31, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the Three Months Ended March 31, 2015 (Unaudited)	For the Three Months Ended March 31, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$48.24	$56.06
Total income (loss)	(3.17)	2.70
Net expenses	(0.13)	(0.16)
Net increase (decrease) in net asset value	(3.30)	2.54
Net asset value, end of period	$44.94	$58.60

Total Return	(6.84)%	4.53%

Ratios to Average Net Assets
Total income (loss)	(6.90)%	4.73%
Management fees*	0.80%**	0.95%
Total expenses excluding management fees*	0.30%	0.20%
Expenses waived*	— %**	—%
Net expenses excluding management fees*	0.30%	0.20%
Net income (loss)	(7.18)%	4.45%

*	Annualized.
**	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI.

CPER

	For the Three Months Ended March 31, 2015 (Unaudited)		For the Three Months Ended March 31, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$19.10		$22.92
Total income (loss)	(0.52)		(2.44)
Net expenses	(0.04)		(0.05)
Net increase (decrease) in net asset value	(0.56)		(2.49)
Net asset value, end of period	$18.54		$20.43

Total Return	(2.93)%		(10.86)%

Ratios to Average Net Assets
Total income (loss)	(5.91)%		(9.53)%
Management fees*	0.65	%**	0.65	%***
Total expenses excluding management fees*	2.42%		2.75%
Expenses waived*	(2.27	)%**	(2.51	)%***
Net expenses excluding management fees*	0.15%		0.24%
Net income (loss)	(6.11)%		(9.75)%

*	Annualized.
**	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for CPER. USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least May 1, 2015. USCF has no obligation to continue such payments into subsequent periods.
***	Effective as of May 29, 2012 through April 30, 2014, USCF voluntarily agreed to waive the management fee paid by CPER from 0.95% to 0.65% per annum of average daily total net assets.

USAG

	For the Three Months Ended March 31, 2015 (Unaudited)		For the Three Months Ended March 31, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.97		$22.79
Total income (loss)	(2.05)		3.50
Net expenses	(0.04)		(0.06)
Net increase (decrease) in net asset value	(2.09)		3.44
Net asset value, end of period	$20.88		$26.23

Total Return	(9.10)%		15.09%

Ratios to Average Net Assets
Total income (loss)	(9.37)%		14.46%
Management fees*	0.65	%**	0.80	%***
Total expenses excluding management fees*	2.00	%†	0.99%
Expenses waived*	(1.84	)%**†	(0.75)%
Net expenses excluding management fees*	0.16	%†	0.24%
Net income (loss)	9.57%		14.20%

*	Annualized
**	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for USAG.
***	Effective as of May 30, 2012 (and continuing through April 30, 2014), USCF voluntarily agreed to waive the management fee paid by USAG from 0.95% to 0.80% per annum of average daily total net assets.
†	USCF has voluntarily agreed to pay certain expenses typically borne by USAG to the extent that such expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through at least May 1, 2015. USCF has no obligation to continue such payments into subsequent periods.

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

The following table summarizes the valuation of USCI’s securities at March 31, 2015 using the fair value hierarchy:

At March 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$369,909,971	$369,909,971	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(31,953,444)	(31,953,444)	—	—
United States Contracts	(3,341,048)	(3,341,048)	—	—

During the three months ended March 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$509,916,252	$509,916,252	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(27,137,120)	(27,137,120)	—	—
United States Contracts	(11,130,039)	(11,130,039)	—	—

During year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at March 31, 2015 using the fair value hierarchy:

At March 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$1,399,814	$1,399,814	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	49,713	49,713	—	—

During the three months ended March 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,699,497	$1,699,497	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(197,525)	(197,525)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at March 31, 2015 using the fair value hierarchy:

At March 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$1,599,744	$1,599,744	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(93,477)	(93,477)	—	—
United States Contracts	(8,222)	(8,222)	—	—

During the three months ended March 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,599,523	$1,599,523	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(76,062)	(76,062)	—	—
United States Contracts	9,486	9,486	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(35,294,492)	$(38,267,159)

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$49,713	$(197,525)

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(101,699)	$(66,576)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the three months ended March 31, 2015		For the three months ended March 31, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(48,958,657)		$26,871,173
	Change in unrealized gain (loss) on open contracts		$2,972,667		$(1,482,624)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the three months ended March 31, 2015		For the three months ended March 31, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(362,375)		$5,663
	Change in unrealized gain (loss) on open contracts		$247,238		$(225,900)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the three months ended March 31, 2015		For the three months ended March 31, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(169,684)		$160,134
	Change in unrealized gain (loss) on open contracts		$(35,123)		$190,023

NOTE 9 – SUBSEQUENT EVENTS

The Trust and each Trust Series thereunder have performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than noted below.

Mr. Howard Mah, Management Director, Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer of USCF, sponsor of the United States Commodity Index Funds Trust, tendered his resignation effective May 15, 2015. It is anticipated that Mr. Stuart Crumbaugh, who was hired by USCF on April 6, 2015, will be appointed the Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer effective on May 15, 2015 (concurrently with the Board of Directors’ accepting Mr. Mah’s resignation).

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

Introduction

The United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”) are each a commodity pool that issues shares representing fractional undivided beneficial interests in USCI, CPER and USAG, respectively (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI, CPER and USAG are collectively referred to herein as the “Trust Series.” The Trust Series are series of the Trust, a Delaware statutory trust formed on December 21, 2009. The Trust and each Trust Series operate pursuant to the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated March 22, 2013. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each Trust Series are managed and controlled by United States Commodity Funds LLC (“USCF”).

United States Commodity Index Fund

USCI invests in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other domestic or foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter (“OTC”) transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing.

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by the NYSE Arca. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of March 31, 2015, USCI held 506 Futures Contracts on the NYMEX, 2,088 Futures Contracts on the ICE Futures, 3,024 Futures Contracts on the CBOT, 979 Futures Contracts on the CME, 6,698 Futures Contracts on the LME and 1,300 Futures Contracts on the COMEX.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of March 31, 2015, CPER held 27 Futures Contracts on the COMEX.

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

The investment objective of USAG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”), less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the SDAI or the prices of any particular group of Agriculture Futures Contracts. The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SHIM and calculated and published by the NYSE Arca comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.”

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of March 31, 2015, USAG held 41 Futures Contracts on the ICE Futures, 8 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 31 Futures Contracts on the CBOT.

United States Metals Index Fund

On January 30, 2015, USCF as the sponsor of the Trust and its series the United States Metals Index Fund (“USMI”) announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the U.S. Securities and Exchange Commission (“SEC”).

Shares of USMI ceased trading on the NYSE Arca and USMI was closed to purchases and redemptions as of the close of regular trading on the NYSE Arca on March 18, 2015 (the “Closing Date”).

On March 18, 2015, the SEC declared effective a post-effective amendment to the registration statement for USMI to remove from registration all of the securities that remained unsold as of March 18, 2015 (the termination of the offering). USCF, on behalf of the Trust and USMI, terminated USMI effective March 18, 2015. On March 24, 2015, USMI liquidated all its assets and distributed cash pro rata to all remaining shareholders as of such date. On March 31, 2015, the NYSE Arca filed a Form 25 removing the listing of USMI on the NYSE Arca.

Other Defined Terms

The SCI, together with the SDCI and the SDAI are referred to throughout this quarterly report on Form 10-Q collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts and Benchmark Component Agriculture Futures Contracts are referred to throughout this quarterly report on Form 10-Q collectively as “Applicable Benchmark Component Futures Contracts.”

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of March 31, 2015, USCI held 506 Futures Contracts on the NYMEX, 2,088 Futures Contracts on the ICE Futures, 3,024 Futures Contracts on the CBOT, 979 Futures Contracts on the CME, 1,300 Futures Contracts on the COMEX and 6,698 Futures Contracts on the LME, totaling 14,595 futures contracts. As of March 31, 2015, CPER held 27 Futures Contracts on the COMEX. As of March 31, 2015, USAG held 41 Futures Contracts on the ICE Futures, 8 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 31 Futures Contracts on the CBOT, totaling 82 futures contracts. For the three months ended March 31, 2015, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2015, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Regulation of Commodity Interests

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of Financial Industry Regulatory Authority (“FINRA”), the CFTC, the National Futures Association (the “NFA”), the SEC, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact the Trust Series are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this quarterly report on Form 10-Q.

Futures Contracts and Position Limits

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, a Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect a Trust Series, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of a Trust Series to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that a Trust Series is authorized to engage in that may ultimately impact the ability of a Trust Series to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or ”swap execution facilities” and cleared through regulated clearing organizations or (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear certain credit default swaps and interest rate swaps. As a result, if a Trust Series enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require a Trust Series to centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

Current rules and regulations require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for futures commission merchants (“FCMs”). The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although a Trust Series is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to a Trust Series and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to a Trust Series and USCF, but any such further rule changes could result in additional operating efficiencies for a Trust Series and USCF.

Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. Each Trust Series currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what the impact of money market reform would have on a Trust Series’ ability to hedge risk, however, the imposition of a floating net asset value could cause a Trust Series to limit remaining assets solely in Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on a Trust Series.

Commodity Markets

Commodity Futures Price Movements

Three months ended March 31, 2015

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a downward trend during the three months ended March 31, 2015. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	(6.20)%
S&P GSCI Commodity Index Total Return(2)	(8.22)%
Bloomberg Commodity Index Total ReturnSM(2)	(5.94)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	6.88%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg
(3)	As of July, 1, 2014, Bloomberg Commodity Index Total Return fka Bloomberg Commodity Sub index Total Return

The value of the SDCI as of December 31, 2014 was 1,475.68. As of March 31, 2015, the value of the SDCI was 1,384.20, down approximately 6.20% over the three months ended March 31, 2015.

The return of approximately (6.20)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $48.24 and ended the period at $44.94 on March 31, 2015, a decrease of approximately (6.84)% over the period. USCI’s per share NAV reached its high for the period on January 5, 2015 at $48.42 and reached its low for the period on March 17, 2015 at $44.71. See “Tracking the Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s NAV.

Copper Markets

Copper Futures Price Movements

Three months ended March 31, 2015

As measured by the two major copper indexes, copper futures prices exhibited daily swings with a downward trend during the three months ended March 31, 2015. The table below compares the total returns of the SCI to the Bloomberg Copper Sub index Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	(2.83)%
Bloomberg Copper Sub Index Total Return(2)	(3.01)%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2014 was 937.33. As of March 31, 2015, the value of the SCI was 910.77 down approximately 2.83% over the three months ended March 31, 2015.

The return of approximately (2.83)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $19.10 and ended the period at $18.54 on March 31, 2015, a decrease of approximately (2.93)% over the period. CPER’s per share NAV reached its high for the period on January 2, 2015 at $19.05 and reached its low for the period on January 29, 2015 at $16.60. See “Tracking the Each Trust Series’ Benchmark” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets

Agriculture Futures Price Movements

Three months ended March 31, 2015

As measured by the four major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a downward trend during the three months ended March 31, 2015. The table below compares the total returns of the SDAI to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	(9.56)%
S&P GSCI® Agriculture Index Total Return(2)	(9.68)%
Bloomberg Agriculture Sub Index Total ReturnSM(2)(3)	(8.82)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(10.28)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDAI as of December 31, 2014 was 329.88. As of March 31, 2015, the value of the SDAI was 298.35, down approximately 9.56% over the three months ended March 31, 2015.

The return of approximately (9.56)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $22.97 and ended the period at $20.88 on March 31, 2015, a decrease of approximately (9.10)% over the period. USAG’s per share NAV reached its high for the period on January 6, 2015 at $23.32 and reached its low for the period on March 17, 2015 at $20.82. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USAG’s per share NAV.

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

Results of Operations

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 shares on Form S-1 with the SEC. On August 10, 2010, USCI listed its shares on the NYSE Arca under the ticker symbol “USCI.” USCI established its initial offering per share NAV by setting the price at $50 and issued 100,000 shares to the initial Authorized Participant, Merrill Lynch Professional Clearing Corp., in exchange for $5,000,000 in cash on August 10, 2010. USCI commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 shares be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Participant at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF agreed not to resell the shares comprising such basket except that it may require the initial Authorized Participant to repurchase all of these shares at a per share price equal to USCI’s per share NAV within five days following written notice from USCF, subject to the conditions that: (i) on the date of repurchase, the initial Authorized Participant must immediately redeem these shares in accordance with the terms of the Authorized Participant Agreement and (ii) immediately following such redemption at least 100,000 shares of USCI remain outstanding. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Participant repurchased the shares comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Shares of USCI, and on September 19, 2011, USCF purchased five shares of USCI in the open market. USCF redeemed all Sponsor Shares of USMI on March 18, 2015. On March 18, 2015, at the close of markets, USMI ceased all trading and all of USMI’s assets were liquidated on March 24, 2015.

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of March 31, 2015, USCI had issued 22,000,000 shares, 11,500,000 of which were outstanding. As of March 31, 2015, there were 28,000,000 remaining shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On June 19, 2012, USCF received 40 Sponsor Shares of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor shares of USMI and, on September 4, 2013, USCF purchased 5 shares of USMI on the open market. USCF redeemed all Sponsor Shares of USMI on March 18, 2015. On March 18, 2015, at the close of markets, USMI ceased all trading and all of USMI’s assets were liquidated on March 24, 2015.

CPER and USAG received notice of effectiveness from the SEC for its registration of 30,000,000 CPER shares and 20,000,000 USAG shares on September 6, 2011. The order to permit listing CPER and USAG on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its shares on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial offering per share NAV by setting the price at $25 and issued 100,000 shares to the initial Authorized Participant, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise be charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of March 31, 2015, CPER had issued 300,000 shares, 100,000 of which were outstanding. As of March 31, 2015, there were 29,700,000 remaining shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of March 31, 2015, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of March 31, 2015, there were 19,800,000 remaining shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2015, USCI had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, NewEdge USA LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

As of March 31, 2015, CPER and USAG had the following Authorized Participants: Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2015 Compared to the Three Months ended March 31, 2014

USCI

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Average daily total net assets	$664,738,044	$537,902,813
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$81,071	$70,654
Annualized yield based on average daily total net assets	0.05%	0.05%
Management fee	$1,311,264	$1,260,019
Total fees and other expenses excluding management fees	$488,332	$260,303
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$199,183	$101,246
Total commissions as annualized percentage of average total net assets	0.12%	0.08%
Commissions accrued as a result of rebalancing	$181,403	$98,726
Percentage of commissions accrued as a result of rebalancing	91.07%	97.51%
Commissions accrued as a result of creation and redemption activity	$17,780	$2,520
Percentage of commissions accrued as a result of creation and redemption activity	8.93%	2.49%

Portfolio Expenses. USCI’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USCI pays to USCF is calculated as a percentage of the total net assets of USCI. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were similar during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was similar during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

The increase in total fees and expenses excluding management fees for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was due to an increase in expenses, accrued taxes and USCI’s greater size as measured by total net assets.

The increase in USCI’s total commissions accrued to brokers for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was a result of increased brokerage fees due to a greater number of futures contracts being traded due to an increase in total net assets.

CPER

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Average daily total net assets	$1,935,798	$2,303,589
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$301	$306
Annualized yield based on average daily total net assets	0.06%	0.05%
Management fee	$3,103	$3,692
Total fees and other expenses excluding management fees	$11,544	$15,624
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$10,824	$14,268
Expenses before the allowance for the expense waiver	$14,647	$19,316
Expenses after allowance for the expense waiver	$3,823	$5,048
Total commissions accrued to brokers	$260	$368
Total commissions as annualized percentage of average total net assets	0.05%	0.06%
Commissions accrued as a result of rebalancing	$190	$292
Percentage of commissions accrued as a result of rebalancing	72.98%	79.38%
Commissions accrued as a result of creation and redemption activity	$70	$76
Percentage of commissions accrued as a result of creation and redemption activity	27.02%	20.62%

Portfolio Expenses. CPER’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that CPER pays to USCF is calculated as a percentage of the total net assets of CPER. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were similar during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was similar during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

CPER’s total gross fees and expenses excluding management fees for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, decreased as a result of a decrease in certain CPER operating expenses.

CPER’s total commissions accrued to brokers for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was similar.

USAG

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Average daily total net assets	$2,182,405	$2,423,654
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$328	$308
Annualized yield based on average daily total net assets	0.06%	0.05%
Management fee	$3,498	$4,781
Total fees and other expenses excluding management fees	$10,767	$5,942
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$9,891	$4,511
Expenses before the allowance for the expense waiver	$14,265	$10,723
Expenses after allowance for the expense waiver	$4,374	$6,212
Total commissions accrued to brokers	$658	$401
Total commissions as annualized percentage of average total net assets	0.12%	0.07%
Commissions accrued as a result of rebalancing	$567	$401
Percentage of commissions accrued as a result of rebalancing	86.23%	100%
Commissions accrued as a result of creation and redemption activity	$91	$—
Percentage of commissions accrued as a result of creation and redemption activity	13.77%	—%

Portfolio Expenses. USAG’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USAG pays to USCF is calculated as a percentage of the total net assets of USAG. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were similar during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was similar during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

USAG’s total fees and expenses excluding management fees for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, increased as a result of higher other expenses.

USAG’s total commissions accrued to brokers for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was similar.

Tracking each Trust Series’ Index

USCF seeks to manage each Trust Series’ portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the price of the Applicable Index, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in a Trust Series’ per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Applicable Index. As an example, if the average daily movement of the price of the Applicable Index for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Applicable Index’s results). Each Trust Series’ portfolio management goals do not include trying to make the nominal price of its per share NAV equal to the nominal price of the Applicable Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts and Other-Related Investments.

USCI

For the 30-valuation days ended March 31, 2015, the simple average daily change in the SDCI was (0.13)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.15)% The average daily difference was (0.013)% (or (1.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (17.065)%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal.

The outsized tracking error this quarter was primarily due to a single day where the NAV in USAG increased by $0.02 (up 0.095%) but the SDAI was essentially flat (up 0.004%).  The increase in USAG can be traced to the percentage holdings in the Fund as opposed to the percentage holdings in SDAI.  Although both the Fund and Index held the same contracts, the weights held in each contract differed.  The weight difference is due to the fact that the SDAI can “own” a fractional position in a contract whereas the Fund cannot.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to March 31, 2015, the simple average daily change in the SDCI was 0.0004%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.0006)%. The average daily difference was (0.006)% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (10.02)%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended March 31, 2015. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the three years ended March 31, 2015.

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

For the three months ended March 31, 2015, the actual total return of USCI as measured by changes in its per share NAV was (6.84)%. This is based on an initial per share NAV of $48.24 on December 31, 2014 and an ending per share NAV as of March 31, 2015 of $44.94. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $45.25 as of March 31, 2015, for a total return over the relevant time period of (6.20)%. The difference between the actual per share NAV total return of USCI of (6.84)% and the expected total return based on the SDCI of (6.20)% was an error over the time period of (0.64)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

By comparison, for the three months ended March 31, 2014, the actual total return of USCI as measured by changes in its per share NAV was 4.53%. This is based on an initial per share NAV of $56.06 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $58.60. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $58.74 as of March 31, 2014, for a total return over the relevant time period of 4.78%. The difference between the actual per share NAV total return of USCI of 4.53% and the expected total return based on the SDCI of 4.78% was an error over the time period of (0.25)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended March 31, 2015, the simple average daily change in the SCI was 0.21%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.21%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (1.892)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to March 31, 2015, the simple average daily change in the SCI was (0.024)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.027)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.82)%, meaning that over this time period CPER’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period March 31, 2015. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the three years ended March 31, 2015.

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

For the three months ended March 31, 2015, the actual total return of CPER as measured by changes in its per share NAV was (2.93)%. This is based on an initial per share NAV of $19.10 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $18.54. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $18.56 as of March 31, 2015, for a total return over the relevant time period of (2.83)%. The difference between the actual per share NAV total return of CPER of (2.93)% and the expected total return based on the SCI of (2.83)% was an error over the time period of (0.098)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

By comparison, for three months ended March 31, 2014, the actual total return of CPER as measured by changes in its per share NAV was (10.86)%. This is based on an initial per share NAV of $22.92 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $20.43. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $20.48 as of March 31, 2014, for a total return over the relevant time period of (10.63)%. The difference between the actual per share NAV total return of CPER of (10.86)% and the expected total return based on the SCI of (10.65)% was an error over the time period of (0.23)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

USAG

For the 30-valuation days ended March 31, 2015, the simple average daily change in the SDAI was (0.192)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.178)%. The average daily difference was 0.014% (1.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 90.129%, meaning that over this time period USAG’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to March 31, 2015, the simple average daily change in the SDAI was (0.019)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.021)%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 10.62%, meaning that over this time period USAG’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended March 31, 2015, the last trading day in March. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the SDAI for the three years ended March 31, 2015.

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

For the three months ended March 31, 2015, the actual total return of USAG as measured by changes in its per share NAV was (9.10)%. This is based on an initial per share NAV of $22.97 as of December 31, 2014 and an ending per share NAV as of March 31, 2015, of $20.88. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $20.77 as of March 31, 2015, for a total return over the relevant time period of (9.56)%. The difference between the actual per share NAV total return of USAG of (9.10)% and the expected total return based on the SDAI of (9.56)% was an error over the time period of (0.46)%, which is to say that USAG’s actual total return outperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

By comparison, For the three months ended March 31, 2014, the actual total return of USAG as measured by changes in its per share NAV was 15.09%.This is based on an initial per share NAV of $22.79 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $26.23. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $26.36 as of March 31, 2014, for a total return over the relevant time period of 15.66%. The difference between the actual per share NAV total return of USAG of 15.09% and the expected total return based on the SDAI of 15.66% was an error over the time period of (0.55)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently three factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Index at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the three months ended March 31, 2015. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’ total return movements. Taking USCI as an example, assume for a given month one of the Applicable Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2014. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2014. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2014. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2014.

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2015, none of the Trust Series held any Other Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

The SDCI

The SDCI was developed based upon academic research by Yale University professors Gary B. Gorton and K. Geert Rouwenhorst, and Hitotsubashi University professor Fumio Hayashi. The SDCI is designed to reflect the performance of a fully margined or collateralized portfolio of 14 Eligible Commodity Futures Contracts with equal weights, selected each month from a universe of the 27 Eligible Commodity Futures Contracts. The SDCI is rules-based and rebalanced monthly based on observable price signals. In this context, the term “rules-based” is meant to indicate that the composition of the SDCI in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that relate to the commodities that are eligible to be included in the SDCI. Such formulas are not subject to adjustment based on other factors. The overall return on the SDCI is generated by two components: (i) uncollateralized returns from the Applicable Benchmark Component Futures Contracts comprising the SDCI and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S Department of the Treasury. SHIM is the owner of the SDCI.

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

Prior to the end of each month, SHIM determines the composition of the SDCI and provides such information to Bloomberg, L.P. (“Bloomberg”). Values of the SDCI are computed by Bloomberg and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily SDCI value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SDCITR:IND.” Only settlement and last-sale prices are used in the SDCI’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying SDCI may lag its theoretical value. This tendency to lag is evident at the end of the day when the SDCI value is based on the settlement prices of the Applicable Benchmark Component Futures Contracts, and explains why the underlying SDCI often closes at or near the high or low for the day.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of March 31, 2015.

USCI Sector Weights

as of March 31, 2015

Contract Selection

For each commodity selected for inclusion into the SDCI for a particular month, the SDCI selects a specific Benchmark Component Futures Contract with a tenor (i.e., contract month) among the eligible tenors (the range of contract months) based upon the relative prices of the Applicable Benchmark Component Futures Contracts within the eligible range of contract months. The previous notwithstanding, the contract expiration is not changed for such month if a contract remains in the SDCI, as long as the contract does not expire or enter its notice period in the subsequent month.

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from December 31, 2005 through March 31, 2015.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from December 31, 2004 through March 31, 2015 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from January 1, 2004 through March 31, 2015

Year	Ending Level*	Annual Return
2004	592.26	23.58%
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015 (YTD)	1,384.02	(6.20)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2004-3/31/2015 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2015.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through March 31, 2015
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	28%	(3)%	208%	515%
Average annual return (total)	3.67%	4.15%	9.31%	12.94%
Annualized volatility	16.82%	23.31%	19.20%	15.57%
Annualized Sharpe ratio	0.09	0.08	0.36	0.68

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through March 31, 2015 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2015; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2005 and March 31, 2015.

Ten Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2005-3/31/2015)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2010-3/31/2015)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SCI

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

Prior to the end of each month, SHIM determines the composition of the SCI and provides such information to the NYSE Arca. Values of the SCI are computed by the NYSE Arca and disseminated approximately every fifteen (15) seconds from 8:00 a.m. to 5:00 p.m., New York City time, which also publishes a daily SCI value at approximately 5:30 p.m., New York City time, under the index ticker symbol “SCI”. Only settlement and last-sale prices are used in the SCI’s calculation, bids and offers are not recognized – including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying SCI may lag its theoretical value. This tendency to lag is evident at the end of the day when the SCI value is based on the settlement prices of the Benchmark Component Copper Futures Contracts, and explains why the underlying SCI often closes at or near the high or low for the day.

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

Due to the dynamic monthly weighting calculation, the individual weights will vary-over time, depending on the price observations each month. The Selection Date for the SCI is the last business day of the calendar month.

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of March 31, 2015.

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from December 31, 2005 through March 31, 2015.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the tables below reflects how the SCI would have performed from December 31, 2004 through March 31, 2015 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCI for the period

from January 1, 2004 through March 31, 2015

Year	Ending Level*	Annual Return
2004	310.819	48.40%
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,223.150	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015 (YTD)	910.77	(2.83)%

 * The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2004-3/31/2015 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCI in comparison with the actual total return of a major index from December 31, 1997 through March 31, 2015.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through March 31, 2015
	BCOMHGTR	Spot Copper (less storage)	SCI TR
Total return	294%	117%	482%
Average Annual return (total)	14.72%	10.89%	17.58%
Annualized volatility	27.45%	26.48%	26.83%
Annualized Sharpe ratio	0.45	0.33	0.57

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCI from December 31, 1997 through March 31, 2015 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Sub index Total ReturnSM(BCOMHGTR), (formerly known as Bloomberg Copper Sub index Total Return as of July 1, 2014) and spot copper prices less warehouse storage rents. The Bloomberg Copper Sub index Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Sub index Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2015; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of a major index and spot copper prices (less storage cost) between March 31, 2005 and March 31, 2015.

Ten Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOMHGTR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (3/31/2005-3/31/2015)

Source: SHIM, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOMHGTR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (3/31/10-3/31/15)

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

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel

Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel

Soft Red Winter Wheat	Soft Red Winter Wheat	CBOT	5,000 bushels	U.S. cents/bushel

Hard Red Winter Wheat	Hard Red Winter Wheat	KCBT	5,000 bushels	U.S. cents/bushel

Bean Oil	Bean Oil	CBOT	60,000 lbs.	U.S. cents/pound

Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton

Coffee	Coffee “C”	ICE-US	37,500 lbs.	U.S. cents/pound

Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton

Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound

Canola	Canola	ICE- CANADA	20 metric tonnes	$CAD/tonne

Cotton	Cotton	ICE-US	50,000 lbs.	U.S. cents/pound

Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound

Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound

Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound

TABLE 2

Commodity Name	Commodity Symbol	Allowed Contracts	Max. Tenor
Soybeans	S	Jan, Mar, May, July, Aug, Sep, Nov,	12

Corn	C	Mar, May, July, Sep, Dec	12

Soft Red Winter Wheat	W	Mar, May, July, Sep, Dec	7

Hard Red Winter Wheat	KW	Mar, May, July, Sep, Dec	5

Bean Oil	BO	Jan, Mar, May, July, Aug, Sep, Oct, Dec	7

Soybean Meal	SM	Jan, Mar, May, July, Aug, Sep, Oct, Dec	7

Coffee	KC	Mar, May, July, Sep, Dec	7

Cocoa	CC	Mar, May, July, Sep, Dec	7

Sugar	SB	Mar, May, July, Oct,	7

Canola	RS	Jan, Mar, May, July, Nov	5

Cotton	CT	Mar, May, July, Dec	7

Feeder Cattle	FC	Jan, Mar, April, May, Aug, Sep, Oct, Nov	5

Live Cattle	LC	Feb, April, June, Aug, Oct, Dec	5

Lean Hogs	LH	Feb, April, June, July, Aug, Oct, Dec	5

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the SDAI as of March 31, 2015.

SDAI Commodity Weights

as of March 31, 2015

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

The table and chart below show the hypothetical performance of the SDAI from December 31, 2005 through March 31, 2015.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from December 31, 2004 through March 31, 2015 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from January 1, 2004 through March 31, 2015

Year	Ending Level*	Annual Return
2004	213.353	5.88%
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.610	3.39%
2013	324.11	(10.12)%
2014	329.88	1.78%
2015 (YTD)	298.35	(9.56)%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1/1/2004-3/31/15 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through March 31, 2015.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through March 31, 2015
	BCOM Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	(35)%	(61)%	(19)%	38%
Average annual return (total)	(0.36)%	(3.18)%	0.55%	3.21%
Annualized volatility	20.43%	21.16%	19.51%	15.39%
Annualized Sharpe ratio	(0.12)	(0.24)	(0.08)	0.07

The table above shows the performance of the SDAI from December 31, 1997 through March 31, 2015 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Sub index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Sub index Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through March 31, 2015; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes between March 31, 2005 and March 31, 2015.

Ten Year Comparison of Index Returns of the BCOM Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(3/31/05-3/31/15)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(3/31/10-3/31/15)

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

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust’s condensed financial statements and related disclosures and has determined that the valuation of Applicable Interests, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC contracts) involves a critical accounting policy. The values which are used by each Trust Series for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, each Trust Series estimates interest income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

None of the Trust Series has made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. Each Trust Series has met, and it is anticipated that each Trust Series will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. Each Trust Series’ liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC Applicable Interests, respectively, if applicable, and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2015, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2015, each Trust Series used other assets to pay expenses, which could cause a decline in each Trust Series’ NAV over time. To the extent expenses exceed income, each Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2015, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

Credit Risk

When a Trust Series enters into Futures Contracts and Other Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the Futures Exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange-traded Futures Contracts, the counterparty to an OTC contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in OTC transactions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to a Trust Series in such circumstances.

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Wells Fargo Securities, each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the three months ended March 31, 2015, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Such Futures Contracts are denominated in U.S. dollars. During the three months ended March 31, 2015, CPER did not make investments on any foreign exchanges. During the three months ended March 31, 2015, the only foreign exchange on which USAG made investments was the ICE Futures. Such Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases OTC contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC contracts.

As of March 31, 2015, each of USCI, CPER and USAG held cash deposits and investments in Treasuries in the amount of $552,791,955, $1,814,353, $2,197,731, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2015, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of March 31, 2015 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares called “Redemption Baskets.” Each Trust Series has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed. From July 1, 2011 through December 31, 2014 (and continuing at least through April 30, 2015), Authorized Participants pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through December 31, 2014 (and continuing at least through April 30, 2015), Authorized Participants pay each of CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER, and 0.65% per annum of average daily total net assets for USAG. Effective as of May 29, 2012 through April 30, 2014, USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to the FCM in connection with its transactions in Futures Contracts. For the three months ended March 31, 2015, FCM fees were approximately 0.12% of average daily total net assets for USCI, approximately 0.05% of average daily total net assets for CPER, and approximately 0.12% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis, through at least April 30, 2015. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5.

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

As of March 31, 2015, USCI’s portfolio consisted of 14,595 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 27 Futures Contracts traded on the COMEX and USAG’s portfolio consisted of 82 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see  www.unitedstatescommodityfunds.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER and USAG during the three months ended March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (including Spreads and Straddles)

Each Trust Series may purchase OTC contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

The Trust, on behalf of each Trust Series may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transaction). These EFR transactions may expose a Trust Series to counterparty risk during the interim period between the executions of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 16, 2015, except for the replacement of an existing risk factor with the risk factor set forth below.

USCF is leanly staffed and relies heavily on key personnel to manage the Trust and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as the Trust Series and has been managing such investment vehicles since April 2006.  Since April 2006, the Chief Investment Officer and Chief Financial Officer have been managing and directing the day-to-day activities and affairs of the Trust and each Trust Series.  Since January 2015, Mr. Gerber has assumed a more active role in the day-to-day activities of USCF, the Trust, each Trust Series and the Related Public Funds. The Chief Investment Officer has resigned effective May 1, 2015. Mr. Gerber has stated that it is his intent to not replace the Chief Investment Officer’s position, but to utilize current and future staff to fill any material gaps that may ensue from the Chief Investment Officer’s departure. There is a risk that not replacing the Chief Investment Officer may have a material adverse effect on the management and/or financial results of the Trust or any Trust Series.

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

Date: May 7, 2015

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 7, 2015

