Form 10-Q
period 2015-06-30
United States Commodity Index Funds Trust
filed 2015-08-05
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of each series of the registrant as of August 3, 2015 are included in the table below:

Number of Outstanding Shares as of August 3, 2015
United States Agriculture Index Fund	100,000
United States Commodity Index Fund	12,150,000
United States Copper Index Fund	100,000
Total	12,350,000

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2015 (Unaudited) and December 31, 2014

United States Commodity Index Fund

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$512,175,215	$711,984,950
Equity in trading accounts:
Cash and cash equivalents	52,684,412	80,222,326
Unrealized gain (loss) on open commodity futures contracts	(3,463,483)	(38,267,159)
Receivable for shares sold	2,320,238	-
Interest receivable	1,261	1,261
Directors' fees and insurance receivable	42,177	-
ETF transaction fees receivable	350	1,050

Total assets	$563,760,170	$753,942,428

Liabilities and Capital
Payable for shares redeemed	$-	$43,736,649
Management fees payable (Note 4)	359,341	531,781
Professional fees payable	326,879	494,705
Brokerage commissions payable	42,815	42,815
Directors' fees and insurance payable	-	15,638

Total liabilities	729,035	44,821,588

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	563,031,135	709,120,840
Total Capital	563,031,135	709,120,840

Total liabilities and capital	$563,760,170	$753,942,428

Shares outstanding	11,950,000	14,700,000
Net asset value per share	$47.12	$48.24
Market value per share	$47.17	$48.29

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2015 (Unaudited) and December 31, 2014

United States Copper Index Fund

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,635,366	$2,729,373
Equity in trading accounts:
Cash and cash equivalents	331,183	337,148
Unrealized gain (loss) on open commodity futures contracts	(209,350)	(197,525)
Receivable from Sponsor (Note 4)	27,603	42,830
Interest receivable	-	25
Directors' fees and insurance receivable	175	-

Total assets	$1,784,977	$2,911,851

Liabilities and Capital
Management fees payable (Note 4)	$959	$1,612
Professional fees payable	19,883	44,577
Directors' fees and insurance payable	-	35

Total liabilities	20,842	46,224

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	1,764,135	2,865,627
Total Capital	1,764,135	2,865,627

Total liabilities and capital	$1,784,977	$2,911,851

Shares outstanding	100,000	150,000
Net asset value per share	$17.64	$19.10
Market value per share	$17.69	$19.02

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2015 (Unaudited) and December 31, 2014

United States Agriculture Index Fund

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,928,989	$2,142,415
Equity in trading accounts:
Cash and cash equivalents	144,972	222,826
Unrealized gain (loss) on open commodity futures contracts	155,722	(66,576)
Receivable from Sponsor (Note 4)	25,289	39,139
Interest receivable	46	46
Directors' fees and insurance receivable	43	-

Total assets	$2,255,061	$2,337,850

Liabilities and Capital
Management fees payable (Note 4)	$1,120	$1,294
Professional fees payable	17,272	39,850
Directors' fees and insurance payable	-	104

Total liabilities	18,392	41,248

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	2,236,669	2,296,602
Total Capital	2,236,669	2,296,602

Total liabilities and capital	$2,255,061	$2,337,850

Shares outstanding	100,000	100,000
Net asset value per share	$22.37	$22.97
Market value per share	$20.77	$22.57

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2015 (Unaudited) and December 31, 2014

United States Commodity Index Funds Trust

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$515,739,570	$718,659,173
Equity in trading accounts:
Cash and cash equivalents	53,160,567	81,100,456
Unrealized gain (loss) on open commodity futures contracts	(3,517,111)	(38,667,824)
Receivable for shares sold	2,320,238	-
Receivable from Sponsor (Note 4)	52,892	119,754
Interest receivable	1,307	1,343
Directors' fees and insurance receivable	42,395	-
ETF transaction fees receivable	350	1,050

Total assets	$567,800,208	$761,213,952

Liabilities and Capital
Payable for shares redeemed	$-	$43,736,649
Management fees payable (Note 4)	361,420	535,815
Professional fees payable	364,034	618,128
Brokerage commissions payable	42,815	42,815
Directors' fees and insurance payable	-	15,856

Total liabilities	768,269	44,949,263

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	567,031,939	716,264,689
Total Capital	567,031,939	716,264,689

Total liabilities and capital	$567,800,208	$761,213,952

Shares outstanding	12,150,000	15,050,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2015

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Zinc Futures LX July 2015 contracts, expiring July 2015	722	$(5,695,819)	(1.01)
LME Aluminum Futures LA September 2015 contracts, expiring September 2015	1,471	(14,445,575)	(2.56)
ICE-US Cocoa Futures CC December 2015 contracts, expiring December 2015	1,208	6,475,640	1.15
LME Lead Futures LL January 2016 contracts, expiring January 2016	872	(4,040,019)	(0.72)
LME Zinc Futures LX February 2016 contracts, expiring February 2016	768	(428,425)	(0.08)
	5,041	(18,134,198)	(3.22)
United States Contracts
CME Live Cattle Futures LC August 2015 contracts, expiring August 2015	662	(923,290)	(0.16)
CBOT Corn Futures C September 2015 contracts, expiring September 2015	1,680	2,541,763	0.45
CBOT Soybean Futures S September 2015 contracts, expiring September 2015	803	1,711,288	0.30
CBOT Wheat Futures W September 2015 contracts, expiring September 2015	1,462	9,022,975	1.60
CME Feeder Cattle Futures FC September 2015 contracts, expiring September 2015	362	(608,725)	(0.11)
COMEX Copper Futures HG September 2015 contracts, expiring September 2015	601	(2,141,138)	(0.38)
NYMEX RBOB Gasoline Futures RB October 2015 contracts, expiring September 2015	520	342,077	0.06
CBOT Soybean Meal Futures SM October 2015 contracts, expiring October 2015	1,221	2,005,410	0.36
CME Lean Hogs Futures LH October 2015 contracts, expiring October 2015	1,568	1,204,520	0.21
COMEX Gold Futures GC December 2015 contracts, expiring December 2015	335	(1,216,270)	(0.21)
	9,214	11,938,610	2.12
Open Futures Contracts - Short*
Foreign Contracts
LME Zinc Futures LX July 2015 contracts, expiring July 2015	722	376,524	0.06
LME Aluminum Futures LA September 2015 contracts, expiring September 2015	557	2,355,581	0.42
	1,279	2,732,105	0.48
Total Open Futures Contracts**	15,534	$(3,463,483)	(0.62)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.06%, 8/06/2015	$30,000,000	$29,998,125	5.33
0.09%, 9/03/2015	40,000,000	39,993,956	7.10
0.10%, 9/10/2015	40,000,000	39,992,506	7.10
0.15%, 9/17/2015	40,000,000	39,987,000	7.10
0.08%, 11/05/2015	30,000,000	29,992,062	5.33
0.08%, 11/19/2015	30,000,000	29,991,187	5.33
0.09%, 12/10/2015	60,000,000	59,976,713	10.65
0.11%, 12/17/2015	40,000,000	39,980,283	7.10
Total Cash Equivalents		$309,911,832	55.04

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

** Collateral amounted to $52,684,412 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2015

United States Copper Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG September 2015 contracts, expiring September 2015*	27	$(209,350)	(11.87)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.08%, 11/19/2015	$250,000	$249,926	14.17
0.08%, 12/10/2015	250,000	249,910	14.17
0.11%, 12/17/2015	250,000	249,877	14.16
Total Cash Equivalents		$749,713	42.50

* Collateral amounted to $331,183 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At June 30, 2015

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Sugar #11 Futures SB October 2015 contracts, expiring September 2015	13	$2,464	0.11
ICE-US Canola Futures RS November 2015 contracts, expiring November 2015	13	15,645	0.70
ICE-US Coffee-C Futures KC December 2015 contracts, expiring December 2015	3	5,006	0.22
ICE-US Cotton #2 Futures CT December 2015 contracts, expiring December 2015	3	5,030	0.22
ICE-US Cocoa Futures CC December 2015 contracts, expiring December 2015	5	27,460	1.23
	37	55,605	2.48
United States Contracts
CME Lean Hogs Futures LH August 2015 contracts, expiring August 2015	6	90	0.00 *
CME Live Cattle Futures LC August 2015 contracts, expiring August 2015	4	(5,980)	(0.27)
CBOT Wheat Futures W September 2015 contracts, expiring September 2015	5	31,200	1.40
KCBT HRW Wheat Futures KW September 2015 contracts, expiring September 2015	2	9,638	0.43
CME Feeder Cattle Futures FC September 2015 contracts, expiring September 2015	1	(350)	(0.02)
CBOT Soybean Oil Futures BO October 2015 contracts, expiring October 2015	1	1,212	0.06
CBOT Soybean Meal Futures SM October 2015 contracts, expiring October 2015	5	17,520	0.78
CBOT Soybean Futures S November 2015 contracts, expiring November 2015	7	37,287	1.67
CBOT Corn Futures C December 2015 contracts, expiring December 2015	11	9,500	0.43
	42	100,117	4.48
Total Open Futures Contracts**	79	$155,722	6.96

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.15%, 9/17/2015	$100,000	$99,967	4.47
0.08%, 11/19/2015	250,000	249,927	11.18
0.08%, 12/10/2015	250,000	249,910	11.17
0.11%, 12/17/2015	250,000	249,877	11.17
Total Cash Equivalents		$849,681	37.99

* Represents less than 0.005%

** Collateral amounted to $144,972 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2015 and 2014

United States Commodity Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(5,385,302)	$18,838,461	$(54,343,959)	$45,709,634
Change in unrealized gain (loss) on open positions	31,831,009	761,683	34,803,676	(720,941)
Realized gain (loss) on foreign currency transactions	-	(8)	-	(4)
Realized gain (loss) on short-term investments	-	-	3,645	-
Change in unrealized gain (loss) on foreign currency translations	-	2	-	(1)
Interest income	84,905	73,991	165,976	144,645
ETF transaction fees	4,550	7,700	8,750	10,850

Total income (loss)	26,535,162	19,681,829	(19,361,912)	45,144,183

Expenses
Management fees (Note 4)	1,072,363	1,303,334	2,383,627	2,563,353
Professional fees	279,169	117,682	540,705	246,022
Brokerage commissions	151,217	110,353	350,400	211,599
Directors' fees and insurance	28,429	36,039	56,042	66,756
Registration fees	-	850	-	850

Total expenses	1,531,178	1,568,258	3,330,774	3,088,580

Net income (loss)	$25,003,984	$18,113,571	$(22,692,686)	$42,055,603
Net income (loss) per share	$2.18	$1.84	$(1.12)	$4.38
Net income (loss) per weighted average share	$2.15	$1.76	$(1.75)	$4.27
Weighted average shares outstanding	11,620,879	10,276,374	12,948,619	9,850,276

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2015 and 2014

United States Copper Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$173,162	$(9,675)	$(189,213)	$(4,012)
Change in unrealized gain (loss) on open positions	(259,063)	262,712	(11,825)	36,812
Realized gain (loss) on short-term investments	-	-	17	-
Interest income	252	414	553	720
ETF transaction fees	-	350	350	700

Total income (loss)	(85,649)	253,801	(200,118)	34,220

Expenses
Management fees (Note 4)	3,021	6,187	6,124	9,879
Professional fees	17,077	15,288	28,262	30,408
Brokerage commissions	296	473	556	841
Directors' fees and insurance	103	202	202	338

Total expenses	20,497	22,150	35,144	41,466

Expense waiver (Note 4)	(16,779)	(13,891)	(27,603)	(28,159)

Net expenses	3,718	8,259	7,541	13,307

Net income (loss)	$(89,367)	$245,542	$(207,659)	$20,913
Net income (loss) per share	$(0.90)	$1.23	$(1.46)	$(1.26)
Net income (loss) per weighted average share	$(0.89)	$1.34	$(2.00)	$0.14
Weighted average shares outstanding	100,000	182,967	103,867	145,304

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2015 and 2014

United States Agriculture Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(104,754)	$93,360	$(274,438)	$253,494
Change in unrealized gain (loss) on open positions	257,421	(192,224)	222,298	(2,201)
Realized gain (loss) on foreign currency transactions	6	(5)	59	(127)
Change in unrealized gain (loss) on foreign currency translations	36	8	4	8
Interest income	320	316	648	624

Total income (loss)	153,029	(98,545)	(51,429)	251,798

Expenses
Management fees (Note 4)	3,393	4,572	6,891	9,353
Professional fees	15,629	5,460	25,637	10,860
Brokerage commissions	406	301	1,064	702
Directors' fees and insurance	94	159	195	300

Total expenses	19,522	10,492	33,787	21,215

Expense waiver (Note 4)	(15,392)	(4,502)	(25,283)	(9,013)

Net expenses	4,130	5,990	8,504	12,202

Net income (loss)	$148,899	$(104,535)	$(59,933)	$239,596
Net income (loss) per share	$1.49	$(1.04)	$(0.60)	$2.40
Net income (loss) per weighted average share	$1.49	$(1.05)	$(0.60)	$2.40
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2015 and 2014

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(5,316,894)	$18,933,549	$(54,990,026)	$45,938,946
Change in unrealized gain (loss) on open positions	31,829,367	976,882	35,150,713	(519,102)
Realized gain (loss) on foreign currency transactions	6	(13)	59	(131)
Realized gain (loss) on short-term investments	-	-	3,812	-
Change in unrealized gain (loss) on foreign currency translations	36	10	4	7
Interest income	85,477	74,973	167,335	146,497
ETF transaction fees	4,550	8,050	9,450	11,550

Total income (loss)	26,602,542	19,993,451	(19,658,653)	45,577,767

Expenses
Management fees (Note 4)	1,078,777	1,317,836	2,398,737	2,590,141
Professional fees	311,875	143,890	603,647	298,150
Brokerage commissions	151,919	111,326	352,329	213,535
Directors' fees and insurance	28,626	36,547	56,510	67,677
Registration fees	-	850	-	850

Total expenses	1,571,197	1,610,449	3,411,223	3,170,353

Expense waiver (Note 4)	(32,171)	(23,031)	(61,779)	(46,393)

Net expenses	1,539,026	1,587,418	3,349,444	3,123,960

Net income (loss)	$25,063,516	$18,406,033	$(23,008,097)	$42,453,807

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2015

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2014	$-	$709,120,840	$709,120,840
Additions	-	88,200,393	88,200,393
Redemptions	-	(211,597,412)	(211,597,412)
Net income (loss)	-	(22,692,686)	(22,692,686)

Balances, at June 30, 2015	$-	$563,031,135	$563,031,135

Condensed Statements of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2015

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2014	-	14,700,000	14,700,000
Additions	-	1,900,000	1,900,000
Redemptions	-	(4,650,000)	(4,650,000)

Shares Outstanding, at June 30, 2015	-	11,950,000	11,950,000

Net Asset Value Per Share:
At December 31, 2014			$48.24
At June 30, 2015			$47.12

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2015

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2014	$-	$2,865,627	$2,865,627
Additions	-	-	-
Redemptions	-	(893,833)	(893,833)
Net income (loss)	-	(207,659)	(207,659)

Balances, at June 30, 2015	$-	$1,764,135	$1,764,135

Condensed Statements of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2015

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2014	-	150,000	150,000
Additions	-	-	-
Redemptions	-	(50,000)	(50,000)

Shares Outstanding, at June 30, 2015	-	100,000	100,000

Net Asset Value Per Share:
At December 31, 2014			$19.10
At June 30, 2015			$17.64

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2015

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2014	$-	$2,296,602	$2,296,602
Additions	-	-	-
Redemptions	-	-	-
Net income (loss)	-	(59,933)	(59,933)

Balances, at June 30, 2015	$-	$2,236,669	$2,236,669

Condensed Statements of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2015

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2014	-	100,000	100,000
Additions	-	-	-
Redemptions	-	-	-

Shares Outstanding, at June 30, 2015	-	100,000	100,000

Net Asset Value Per Share:
At December 31, 2014			$22.97
At June 30, 2015			$22.37

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2015

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2014	$-	$716,264,689	$716,264,689
Additions	-	88,200,393	88,200,393
Redemptions	-	(214,425,046)	(214,425,046)
Net income (loss)	-	(23,008,097)	(23,008,097)

Balances, at June 30, 2015	$-	$567,031,939	$567,031,939

Condensed Statements of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2015

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2014	-	15,050,000	15,050,000
Additions	-	1,900,000	1,900,000
Redemptions	-	(4,800,000)	(4,800,000)

Shares Outstanding, at June 30, 2015	-	12,150,000	12,150,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

United States Commodity Index Fund

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(22,692,686)	$42,055,603
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	27,537,914	(23,505,179)
Unrealized (gain) loss on open futures contracts	(34,803,676)	720,941
(Increase) decrease in directors' fees and insurance receivable	(42,177)	(11,006)
(Increase) decrease in ETF transaction fees receivable	700	(350)
Increase (decrease) in management fees payable	(172,440)	12,885
Increase (decrease) in professional fees payable	(167,826)	(174,370)
Increase (decrease) in directors' fees and insurance payable	(15,638)	(8,199)
Increase (decrease) in registration fees payable	-	(152)
Net cash provided by (used in) operating activities	(30,355,829)	19,090,173

Cash Flows from Financing Activities:
Addition of shares	85,880,155	127,209,127
Redemption of shares	(255,334,061)	(30,040,946)
Net cash provided by (used in) financing activities	(169,453,906)	97,168,181

Net Increase (Decrease) in Cash and Cash Equivalents	(199,809,735)	116,258,354

Cash and Cash Equivalents, beginning of period	711,984,950	474,123,523
Cash and Cash Equivalents, end of period	$512,175,215	$590,381,877

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

United States Copper Index Fund

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(207,659)	$20,913
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	5,965	(229,179)
Unrealized (gain) loss on open futures contracts	11,825	(36,812)
(Increase) decrease in receivable from Sponsor	15,227	53,630
(Increase) decrease in interest receivable	25	-
(Increase) decrease in directors' fees and insurance receivable	(175)	(23)
Increase (decrease) in management fees payable	(653)	1,007
Increase (decrease) in professional fees payable	(24,694)	(54,820)
Increase (decrease) in directors' fees and insurance payable	(35)	(16)
Net cash provided by (used in) operating activities	(200,174)	(245,300)

Cash Flows from Financing Activities:
Addition of shares	-	2,019,671
Redemption of shares	(893,833)	-
Net cash provided by (used in) financing activities	(893,833)	2,019,671

Net Increase (Decrease) in Cash and Cash Equivalents	(1,094,007)	1,774,371

Cash and Cash Equivalents, beginning of period	2,729,373	2,040,735
Cash and Cash Equivalents, end of period	$1,635,366	$3,815,106

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

United States Agriculture Index Fund

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(59,933)	$239,596
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	77,854	(5,591)
Unrealized (gain) loss on open futures contracts	(222,298)	2,201
(Increase) decrease in receivable from Sponsor	13,850	72,759
(Increase) decrease in directors' fees and insurance receivable	(43)	(41)
Increase (decrease) in management fees payable	(174)	(195)
Increase (decrease) in professional fees payable	(22,578)	(74,490)
Increase (decrease) in directors' fees and insurance payable	(104)	(52)
Net cash provided by (used in) operating activities	(213,426)	234,187

Cash Flows from Financing Activities:
Addition of shares	-	-
Redemption of shares	-	-
Net cash provided by (used in) financing activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(213,426)	234,187

Cash and Cash Equivalents, beginning of period	2,142,415	2,098,545
Cash and Cash Equivalents, end of period	$1,928,989	$2,332,732

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

United States Commodity Index Funds Trust

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(23,008,097)	$42,453,807
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	27,939,889	(23,666,165)
Unrealized (gain) loss on open futures contracts	(35,150,713)	519,102
(Increase) decrease in receivable from Sponsor	66,862	199,334
(Increase) decrease in interest receivable	36	-
(Increase) decrease in directors' fees and insurance receivable	(42,395)	(11,158)
(Increase) decrease in ETF transaction fees receivable	700	(350)
Increase (decrease) in management fees payable	(174,395)	13,611
Increase (decrease) in professional fees payable	(254,094)	(378,452)
Increase (decrease) in directors' fees and insurance payable	(15,856)	(8,303)
Increase (decrease) in registration fees payable	-	(152)
Net cash provided by (used in) operating activities	(30,638,063)	19,121,274

Cash Flows from Financing Activities:
Addition of shares	85,880,155	129,228,798
Redemption of shares	(258,161,695)	(30,040,946)
Net cash provided by (used in) financing activities	(172,281,540)	99,187,852

Net Increase (Decrease) in Cash and Cash Equivalents	(202,919,603)	118,309,126

Cash and Cash Equivalents, beginning of period	718,659,173	480,181,509
Cash and Cash Equivalents, end of period	$515,739,570	$598,490,635

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended June 30, 2015 (Unaudited)

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

From July 1, 2011 through December 31, 2014 (and continuing at least through April 30, 2016), Authorized Participants pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through December 31, 2014 (and continuing at least through April 30, 2016), Authorized Participants pay each of CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of each Trust Series but rather at market prices quoted on such exchange.

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

The Trust financial statements included its respective series of funds financial statements including USCI, CPER, USAG and USMI through March 31, 2015. For reporting commencing with the June 30, 2015 reporting period, and in conjunction with the termination of USMI on March 18, 2015 the USMI financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. Each Trust Series earns income on funds held at the custodian or FCM at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Trust Series are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2015 for any Trust Series.

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

Authorized Participants pay each Trust Series a fee of $350 (continuing at least through April 30, 2016) for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of June 30, 2015, USCF held 5 shares of USCI, 40 shares of CPER and 5 shares of USAG.

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

USCI’s shares began trading on August 10, 2010. As of June 30, 2015, USCI held 520 Futures Contracts on the NYMEX, 1,208 Futures Contracts on the ICE Futures, 5,166 Futures Contracts on the CBOT, 2,592 Futures Contracts on the CME, 5,112 Futures Contracts on the LME and 936 Futures Contracts on the COMEX, totaling 15,534 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of June 30, 2015, CPER held 27 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of June 30, 2015, USAG held 37 Futures Contracts on the ICE Futures, 11 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 29 Futures Contracts on the CBOT, totaling 79 futures contracts.

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

NOTE 4 - FEES PAID BY EACH TRUST SERIES AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. For these services, each of USCI, CPER and USAG is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER and 0.65% per annum of average daily total net assets for USAG. From May 29, 2012 through April 30, 2014, USCF voluntarily reduced the management fee paid by each of CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the six months ended June 30, 2015 no Trust Series incurred any registration fees or other offering expenses. During the six months ended June 30, 2014 USCI incurred $850 in registration fees and other offering expenses, but CPER and USAG did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. In addition, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015, are estimated to be a total of $120,600 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for year ended December 31, 2015 are estimated to be a total of $119,800, CPER’s portion of such fees and expenses for year ended December 31, 2015 are estimated to be a total of $400 and USAG’s portion of such fees and expenses for year ended December 31, 2015 are estimated to be a total of $400.

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

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5– Contracts and Agreements below. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis, through at least April 30, 2016. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2015, USCF waived $27,603 in expenses for CPER and $25,283 for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

USCI

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Total commissions accrued to brokers	$350,400	$211,599
Total commissions as an annualized percentage of average total net assets	0.12%	0.07%
Commissions accrued as a result of rebalancing	$325,949	$201,058
Percentage of commissions accrued as a result of rebalancing	93.02%	95.02%
Commissions accrued as a result of creation and redemption activity	$24,451	$10,541
Percentage of commissions accrued as a result of creation and redemption activity	6.98%	4.98%

The increase in USCI’s total commissions accrued to brokers for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to an increase in USCI’s creation and redemption activity over the applicable periods along with the number of contracts traded during the rebalancing periods.

CPER

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Total commissions accrued to brokers	$556	$841
Total commissions as an annualized percentage of average total net assets	0.06%	0.06%
Commissions accrued as a result of rebalancing	$486	$647
Percentage of commissions accrued as a result of rebalancing	87.37%	76.90%
Commissions accrued as a result of creation and redemption activity	$70	$194
Percentage of commissions accrued as a result of creation and redemption activity	12.63%	23.10%

CPER’s total commissions accrued to brokers for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, decreased slightly due to the number contracts traded during the rebalancing periods.

USAG

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Total commissions accrued to brokers	$1,064	$702
Total commissions as an annualized percentage of average total net assets	0.10%	0.06%
Commissions accrued as a result of rebalancing	$1,064	$702
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

USAG’s total commissions accrued to brokers for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, increased slightly due to the contracts traded during the rebalancing periods.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through June 30, 2015. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. When each Trust Series enters into non-exchange traded contracts (including Exchange for Risk or EFR transactions), it is subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2015 and December 31, 2014, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2015 and December 31, 2014, USCI held cash deposits and investments in Treasuries in the amounts of $564,859,627 and $792,207,276, respectively, with the custodian and FCM. As of June 30, 2015 and December 31, 2014, CPER held cash deposits and investments in Treasuries in the amounts of $1,966,549 and $3,066,521, respectively, with the custodian and FCM. As of June 30, 2015 and December 31, 2014, USAG held cash deposits and investments in Treasuries in the amounts of $2,073,961 and $2,365,241, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the six months ended June 30, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the Six Months Ended June 30, 2015 (Unaudited)	For the Six Months Ended June 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$48.24	$56.06
Total income (loss)	(0.86)	4.69
Net expenses	(0.26)	(0.31)
Net increase (decrease) in net asset value	(1.12)	4.38
Net asset value, end of period	$47.12	$60.44

Total Return	(2.32)%	7.81%

Ratios to Average Net Assets
Total income (loss)	(3.22)%	7.81%
Management fees*	0.80%**	0.89%**
Total expenses excluding management fees*	0.32%	0.18%
Expenses waived*	—%	—%
Net expenses excluding management fees*	0.32%	0.18%
Net income (loss)	(3.78)%	7.28%

*	Annualized.
**	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI.

CPER

	For the Six Months Ended June 30, 2015 (Unaudited)	For the Six Months Ended June 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$19.10	$22.92
Total income (loss)	(1.39)	(1.17)
Net expenses	(0.07)	(0.09)
Net increase (decrease) in net asset value	(1.46)	(1.26)
Net asset value, end of period	$17.64	$21.66

Total Return	(7.64)%	(5.50)%

Ratios to Average Net Assets
Total income (loss)	(10.53)%	1.12%
Management fees*	0.65%**	0.65	%**˄
Total expenses excluding management fees*	3.08%†	2.08%
Expenses waived*	(2.93)%†	(1.85	)%˄
Net expenses excluding management fees*	0.15%†	0.23%
Net income (loss)	(10.93)%	0.68%

*	Annualized
**	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for CPER.
˄	Effective as of May 30, 2012 (and continuing through December 31, 2015), USCF voluntarily agreed to lower the management fee paid by CPER from 0.95% to 0.80% per annum of average daily total net assets.
†	USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least December 31, 2015. USCF has no obligation to continue such payments into subsequent periods.

USAG

	For the Six Months Ended June 30, 2015 (Unaudited)	For the Six Months Ended June 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.97	$22.79
Total income (loss)	(0.51)	2.52
Net expenses	(0.09)	(0.12)
Net increase (decrease) in net asset value	(0.60)	2.40
Net asset value, end of period	$22.37	$25.19

Total Return	(2.61)%	10.53%

Ratios to Average Net Assets
Total income (loss)	(2.41)%	9.98%
Management fees*	0.65%**	0.75	%**˄
Total expenses excluding management fees*	2.54%†	0.95%
Expenses waived*	(2.39)%†	(0.72	)%˄
Net expenses excluding management fees*	0.15%†	0.23%
Net income (loss)	(2.80)%	9.50%

*	Annualized
**	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for USAG.
˄	Effective as of May 30, 2012 (and continuing through December 31, 2015), USCF voluntarily agreed to lower the management fee paid by USAG from 0.95% to 0.80% per annum of average daily total net assets.
†	USCF has voluntarily agreed to pay certain expenses typically borne by USAG to the extent that such expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through at least December 31, 2015. USCF has no obligation to continue such payments into subsequent periods.

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

The following table summarizes the valuation of USCI’s securities at June 30, 2015 using the fair value hierarchy:

At June 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$309,911,832	$309,911,832	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(15,402,093)	(15,402,093)	—	—
United States Contracts	11,938,610	11,938,610	—	—

During the six months ended June 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$509,916,252	$509,916,252	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(27,137,120)	(27,137,120)	—	—
United States Contracts	(11,130,039)	(11,130,039)	—	—

During year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at June 30, 2015 using the fair value hierarchy:

At June 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$749,713	$749,713	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(209,350)	(209,350)	—	—

During the six months ended June 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,699,497	$1,699,497	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(197,525)	(197,525)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at June 30, 2015 using the fair value hierarchy:

At June 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$849,681	$849,681	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	55,605	55,605	—	—
United States Contracts	100,117	100,117	—	—

During the six months ended June 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,599,523	$1,599,523	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(76,062)	(76,062)	—	—
United States Contracts	9,486	9,486	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(3,463,483)	$(38,267,159)

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(209,350)	$(197,525)

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$155,722	$(66,576)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the six months ended June 30, 2015		For the six months ended June 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(54,343,959)		$45,709,634
	Change in unrealized gain (loss) on open contracts		$34,803,676		$(720,941)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the six months ended June 30, 2015		For the six months ended June 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(189,213)		$(4,012)
	Change in unrealized gain (loss) on open contracts		$(11,825)		$36,812

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the six months ended June 30, 2015		For the six months ended June 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(274,438)		$253,494
	Change in unrealized gain (loss) on open contracts		$222,298		$(2,201)

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of June 30, 2015, USCI held 520 Futures Contracts on the NYMEX, 1,208 Futures Contracts on the ICE Futures, 5,166 Futures Contracts on the CBOT, 2,592 Futures Contracts on the CME, 5,112 Futures Contracts on the LME and 936 Futures Contracts on the COMEX.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of June 30, 2015, CPER held 27 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of June 30, 2015, USAG held 37 Futures Contracts on the ICE Futures, 11 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 29 Futures Contracts on the CBOT.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of June 30, 2015, USCI held 520 Futures Contracts on the NYMEX, 1,208 Futures Contracts on the ICE Futures, 5,166 Futures Contracts on the CBOT, 2,592 Futures Contracts on the CME, 936 Futures Contracts on the COMEX and 5,112 Futures Contracts on the LME, totaling 15,534 futures contracts. As of June 30, 2015, CPER held 27 Futures Contracts on the COMEX. As of June 30, 2015, USAG held 37 Futures Contracts on the ICE Futures, 11 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 29 Futures Contracts on the CBOT, totaling 79 futures contracts. For the six months ended June 30, 2015, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the six months ended June 30, 2015, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, a Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect a Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

Based on its current understanding of the Position Limit Rules, USCF does not anticipate significant negative impact on the ability of a Trust Series to achieve its investment objective.

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

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., a “futures commission merchant” or “FCM”), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities are required to clear certain index-based credit default swaps and interest rate swaps. As a result, if a Trust Series enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, the Trust Series will be required to centrally clear those swaps. The CFTC is expected to subject other types of swaps to mandatory clearing in the future and it is possible that the Trust Series will be required to centrally clear certain OTC instruments that are presently entered into and settled on a bi-lateral basis.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If a Trust Series enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, such Trust Series will be required to execute those swaps on a SEF if they are designated as made available to trade.

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among others, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. In addition, U.S. regulators are in the process of adopting rules to impose initial and variation margin requirements that will apply to swap dealers and major swap participants and their counterparties. If a Trust Series engages in non-cleared swap transactions it may be subject to some or all of these requirements.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. A Trust Series may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with entities that are subject to EMIR.

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” Although a Trust Series is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to a Trust Series and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to a Trust Series and USCF, but any such further rule changes could result in additional operating efficiencies for a Trust Series and USCF.

Money Market Reform

On July 23, 2014, the SEC adopted rules to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. Each Trust Series currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what the impact of money market reform would have on a Trust Series’ ability to hedge risk, however, the imposition of a floating net asset value could cause a Trust Series to limit remaining assets solely in Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on a Trust Series.

Commodity Markets

Commodity Futures Price Movements

Six Months ended June 30, 2015

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a downward trend during the six months ended June 30, 2015. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	(1.49)%
S&P GSCI Commodity Index Total Return(2)	(0.21)%
Bloomberg Commodity Index Total ReturnSM(2)	(1.56)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(2.34)%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.

(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2014 was 1,475.68. As of June 30, 2015, the value of the SDCI was 1,453.69, down approximately (1.49)% over the six months ended June 30, 2015.

The return of approximately (1.49)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $48.24 and ended the period at $47.12 on June 30, 2015, a decrease of approximately (2.32)% over the period. USCI’s per share NAV reached its high for the period on January 5, 2015 at $48.40 and reached its low for the period on March 17, 2015 at $44.71. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s NAV.

Copper Markets

Copper Futures Price Movements

Six Months ended June 30, 2015

As measured by the two major copper indexes, copper futures prices exhibited daily swings with a downward trend during the six months ended June 30, 2015. The table below compares the total returns of the SCI to the Bloomberg Copper Sub index Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	(7.20)%
Bloomberg Copper Sub Index Total Return(2)	(7.66)%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.

(2)	Source: Bloomberg

The value of the SCI as of December 31, 2014 was 937.33. As of June 30, 2015, the value of the SCI was 869.80, down approximately (7.20)% over the six months ended June 30, 2015.

The return of approximately (7.20)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $19.10 and ended the period at $17.64 on June 30, 2015, a decrease of approximately (7.64)% over the period. CPER’s per share NAV reached its high for the period on May 5, 2015 at $19.83 and reached its low for the period on January 29, 2015 at $16.60. See “Tracking the Each Trust Series’ Benchmark” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets

Agriculture Futures Price Movements

Six Months ended June 30, 2015

As measured by the four major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a downward trend during the six months ended June 30, 2015. The table below compares the total returns of the SDAI to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	(3.24)%
Bloomberg Agriculture Sub Index Total ReturnSM(2)	(1.26)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(5.30)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.

(2)	Source: Bloomberg

The value of the SDAI as of December 31, 2014 was 329.88. As of June 30, 2015, the value of the SDAI was 319.20, down approximately (3.24)% over the six months ended June 30, 2015.

The return of approximately (3.24)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $22.97 and ended the period at $22.37 on June 30, 2015, a decrease of approximately (2.61)% over the period. USAG’s per share NAV reached its high for the period on January 6, 2015 at $23.32 and reached its low for the period on May 29, 2015 at $20.45. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USAG’s per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of June 30, 2015, USCI had issued 23,050,000 shares, 11,950,000 of which were outstanding. As of June 30, 2015, there were 26,950,000 remaining shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of June 30, 2015, CPER had issued 300,000 shares, 100,000 of which were outstanding. As of June 30, 2015, there were 29,700,000 remaining shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of June 30, 2015, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of June 30, 2015, there were 19,800,000 remaining shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2015, USCI had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, NewEdge USA LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

As of June 30, 2015, CPER and USAG had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., NewEdge USA LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2015 Compared to the Six Months ended June 30, 2014

USCI

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Average daily total net assets	$600,845,315	$577,850,941
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$165,976	$144,645
Annualized yield based on average daily total net assets	0.06%	0.05%
Management fee	$2,383,627	$2,563,353
Total fees and other expenses excluding management fees	$947,147	$525,227
Fees and expenses related to the registration or offering of additional shares	$—	$850
Total commissions accrued to brokers	$350,400	$211,599
Total commissions as annualized percentage of average total net assets	0.12%	0.07%
Commissions accrued as a result of rebalancing	$325,949	$201,058
Percentage of commissions accrued as a result of rebalancing	93.02%	95.02%
Commissions accrued as a result of creation and redemption activity	$24,451	$10,541
Percentage of commissions accrued as a result of creation and redemption activity	6.98%	4.98%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were similar during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was similar during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

USCI’s total fees and expenses excluding management fees for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, increased as a result of higher other expenses.

USCI’s total commissions accrued to brokers for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to an increase in USCI’s creation and redemption activity over the applicable periods along with the number of contracts traded during the rebalancing periods.

CPER

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Average daily total net assets	$1,899,864	$3,064,814
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$553	$720
Annualized yield based on average daily total net assets	0.06%	0.05%
Management fee	$6,124	$9,879
Total fees and other expenses excluding management fees	$29,020	$31,587
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$27,603	$28,159
Expenses before the allowance for the expense waiver	$35,144	$41,466
Expenses after allowance for the expense waiver	$7,541	$13,307
Total commissions accrued to brokers	$556	$841
Total commissions as annualized percentage of average total net assets	0.06%	0.05%
Commissions accrued as a result of rebalancing	$486	$647
Percentage of commissions accrued as a result of rebalancing	87.37%	76.90%
Commissions accrued as a result of creation and redemption activity	$70	$194
Percentage of commissions accrued as a result of creation and redemption activity	12.63%	23.10%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were similar during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The amount of income earned by CPER as a percentage of average daily total net assets was similar during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

CPER’s total fees and expenses excluding management fees for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, decreased as a result of lower other expenses.

CPER’s total commissions accrued to brokers for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, decreased slightly due to the number contracts traded during the rebalancing periods.

USAG

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Average daily total net assets	$2,137,842	$2,522,465
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$648	$624
Annualized yield based on average daily total net assets	0.06%	0.05%
Management fee	$6,891	$9,353
Total fees and other expenses excluding management fees	$26,896	$11,862
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$25,283	$9,013
Expenses before the allowance for the expense waiver	$33,787	$21,215
Expenses after allowance for the expense waiver	$8,504	$12,202
Total commissions accrued to brokers	$1,064	$702
Total commissions as annualized percentage of average total net assets	0.10%	0.06%
Commissions accrued as a result of rebalancing	$1,064	$702
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were similar during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was similar during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

USAG’s total fees and expenses excluding management fees for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, increased as a result of higher other expenses.

USAG’s total commissions accrued to brokers for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, increased slightly due to the contracts traded during the rebalancing periods.

For the Three Months Ended June 30, 2015 Compared to the Three Months ended June 30, 2014

USCI

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Average daily total net assets	$537,654,704	$617,360,080
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$84,905	$73,991
Annualized yield based on average daily total net assets	0.06%	0.05%
Management fee	$1,072,363	$1,303,334
Total fees and other expenses excluding management fees	$458,815	$264,924
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$151,217	$110,353
Total commissions as annualized percentage of average total net assets	0.11%	0.07%
Commissions accrued as a result of rebalancing	$144,546	$102,332
Percentage of commissions accrued as a result of rebalancing	95.59%	92.73%
Commissions accrued as a result of creation and redemption activity	$6,671	$8,021
Percentage of commissions accrued as a result of creation and redemption activity	4.41%	7.27%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were similar during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was similar during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

USCI’s total fees and expenses excluding management fees for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, increased as a result of higher other expenses.

USCI’s total commissions accrued to brokers for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, increased.

CPER

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Average daily total net assets	$1,864,325	$3,817,675
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$252	$414
Annualized yield based on average daily total net assets	0.05%	0.04%
Management fee	$3,021	$6,187
Total fees and other expenses excluding management fees	$17,476	$15,963
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$16,779	$13,891
Expenses before the allowance for the expense waiver	$20,497	$22,150
Expenses after allowance for the expense waiver	$3,718	$8,259
Total commissions accrued to brokers	$296	$473
Total commissions as annualized percentage of average total net assets	0.06%	0.05%
Commissions accrued as a result of rebalancing	$296	$355
Percentage of commissions accrued as a result of rebalancing	100.00%	74.97%
Commissions accrued as a result of creation and redemption activity	$—	$118
Percentage of commissions accrued as a result of creation and redemption activity	—%	25.03%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were similar during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The amount of income earned by CPER as a percentage of average daily total net assets was similar during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

CPER’s total fees and expenses excluding management fees for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, increased as a result of higher other expenses.

CPER’s total commissions accrued to brokers for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, decreased.

USAG

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Average daily total net assets	$2,093,768	$2,620,191
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$320	$316
Annualized yield based on average daily total net assets	0.06%	0.05%
Management fee	$3,393	$4,572
Total fees and other expenses excluding management fees	$16,129	$5,920
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$15,392	$4,502
Expenses before the allowance for the expense waiver	$19,522	$10,492
Expenses after allowance for the expense waiver	$4,130	$5,990
Total commissions accrued to brokers	$406	$301
Total commissions as annualized percentage of average total net assets	0.08%	0.05%
Commissions accrued as a result of rebalancing	$406	$301
Percentage of commissions accrued as a result of rebalancing	100.00%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were similar during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was similar during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

USAG’s total fees and expenses excluding management fees for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, increased as a result of higher other expenses.

USAG’s total commissions accrued to brokers for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, increased.

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

USCI

For the 30-valuation days ended June 30, 2015, the simple average daily change in the SDCI was (0.007)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.009)% The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was 1.99%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to June 30, 2015, the simple average daily change in the SDCI was 0.0045%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.0016)%. The average daily difference was (0.0061)% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (10.00)%, meaning that over this time period USCI’s tracking error within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended June 30, 2015. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the four years ended June 30, 2015.

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

For the six months ended June 30, 2015, the actual total return of USCI as measured by changes in its per share NAV was (2.32)%. This is based on an initial per share NAV of $48.24 on December 31, 2014 and an ending per share NAV as of June 30, 2015 of $47.12. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $47.52 as of June 30, 2015, for a total return over the relevant time period of (1.49)%. The difference between the actual per share NAV total return of USCI of (2.32)% and the expected total return based on the SDCI of (1.49)% was an error over the time period of (0.83)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

By comparison, for the six months ended June 30, 2014, the actual total return of USCI as measured by changes in its per share NAV was 7.81%. This is based on an initial per share NAV of $56.06 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $60.44. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $60.73 as of June 30, 2014, for a total return over the relevant time period of 8.33%. The difference between the actual per share NAV total return of USCI of 7.81% and the expected total return based on the SDCI of 8.33% was an error over the time period of (0.52)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended June 30, 2015, the simple average daily change in the SCI was (0.346)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.354)%. The average daily difference was (0.008)% (or (0.8) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (2.48)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to June 30, 2015, the simple average daily change in the SCI was (0.027)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.031)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.60)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period June 30, 2015. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the four years ended June 30, 2015.

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

For the six months ended June 30, 2015, the actual total return of CPER as measured by changes in its per share NAV was (7.64)%. This is based on an initial per share NAV of $19.10 as of December 31, 2014 and an ending per share NAV as of June 30, 2015 of $17.64. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.72 as of June 30, 2015, for a total return over the relevant time period of (7.20)%. The difference between the actual per share NAV total return of CPER of (7.64)% and the expected total return based on the SCI of (7.20)% was an error over the time period of (0.44)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

By comparison, for six months ended June 30, 2014, the actual total return of CPER as measured by changes in its per share NAV was (5.50)%. This is based on an initial per share NAV of $22.92 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $21.66. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $21.77 as of June 30, 2014, for a total return over the relevant time period of (5.02)%. The difference between the actual per share NAV total return of CPER of (5.50)% and the expected total return based on the SCI of (5.02)% was an error over the time period of (0.48)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

USAG

For the 30-valuation days ended June 30, 2015, the simple average daily change in the SDAI was 0.177%, while the simple average daily change in the per share NAV of USAG over the same time period was 0.191%. The average daily difference was 0.015% (1.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 7.14%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to June 30, 2015, the simple average daily change in the SDAI was (0.008)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.011)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 9.42%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended June 30, 2015, the last trading day in June. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the SDAI for the four years ended June 30, 2015.

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

For the six months ended June 30, 2015, the actual total return of USAG as measured by changes in its per share NAV was (2.61)%. This is based on an initial per share NAV of $22.97 as of December 31, 2014 and an ending per share NAV as of June 30, 2015, of $22.37. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $22.23 as of June 30, 2015, for a total return over the relevant time period of (3.24)%. The difference between the actual per share NAV total return of USAG of (2.61)% and the expected total return based on the SDAI of (3.24)% was an error over the time period of 0.63%, which is to say that USAG’s actual total return outperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

By comparison, For the six months ended June 30, 2014, the actual total return of USAG as measured by changes in its per share NAV was 10.53%.This is based on an initial per share NAV of $22.79 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $25.19. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $25.46 as of June 30, 2014, for a total return over the relevant time period of 11.74%. The difference between the actual per share NAV total return of USAG of 10.53% and the expected total return based on the SDAI of 11.74% was an error over the time period of (1.21)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently four factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Index at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the six months ended June 30, 2015. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

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

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2015, none of the Trust Series held any Other Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of June 30, 2015.

USCI Sector Weights

as of June 30, 2015

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2005 through June 30, 2015.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from January 1, 2005 through June 30, 2015 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from January 1, 2005 through June 30, 2015

Year	Ending Level*	Annual Return
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015 (YTD)	1,453.69	(1.49)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2005-6/30/2015 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to June 30, 2015.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through June 30, 2015
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	33.81%	5.46%	224.46%	546.02%
Average annual return (total)	3.71%	4.26%	9.35%	12.98%
Annualized volatility	16.76%	23.30%	19.13%	15.52%
Annualized Sharpe ratio	0.09	0.09	0.37	0.68

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through June 30, 2015 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2015; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between June 30, 2005 and June 30, 2015.

Ten Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2005-6/30/2015)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2010-6/30/2015)

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

A hypothetical example is included below, with the next two selected Eligible Copper Futures Contracts shaded below (the selected commodities are ranked 1 – 2):

Copper Futures Contract	Expiration Date	Contract Price
Nearest-to-maturity	November-10	374.00
Third nearest-to-maturity	January-11	375.70

Eligible Copper Futures Contracts	Price	Annualized Percentage Price Difference	Ranking
January-11	375.70	-1.97%	4
February-11	376.00	-1.78%	3
March-11	376.30	-1.59%	2
April-11	376.40	-1.37%	1

Due to the dynamic monthly weighting calculation, the individual weights will vary-over time, depending on the price observations each month. The Selection Date for the SCI is the last business day of the calendar month.

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of June 30, 2015.

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2005 through June 30, 2015.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the tables below reflects how the SCI would have performed from January 1, 2015 through June 30, 2015 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCI for the period

from January 1, 2005 through June 30, 2015

Year	Ending Level*	Annual Return
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,223.150	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015 (YTD)	869.80	(7.20)%

 * The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2005-6/30/2015 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCI in comparison with the actual total return of a major index from December 31, 1997 through June 30, 2015.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through June 30, 2015
	BCOMHGTR	Spot Copper (less storage)	SCI TR
Total return	293.99%	104.80%	481.59%
Average Annual return (total)	14.68%	10.66%	17.54%
Annualized volatility	27.41%	26.39%	26.81%
Annualized Sharpe ratio	0.45	0.32	0.56

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCI from December 31, 1997 through June 30, 2015 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Sub index Total ReturnSM(BCOMHGTR), (formerly known as Bloomberg Copper Sub index Total Return as of July 1, 2014) and spot copper prices less warehouse storage rents. The Bloomberg Copper Sub index Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Sub index Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2015; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of a major index and spot copper prices (less storage cost) between June 30, 2005 and June 30, 2015.

Ten Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOMHGTR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (6/30/2005-6/30/2015)

Source: SHIM, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOMHGTR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (6/30/10-6/30/15)

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the SDAI as of June 30, 2015.

SDAI Commodity Weights

as of June 30, 2015

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

The table and chart below show the hypothetical performance of the SDAI from January 1, 2005 through June 30, 2015.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from January 1, 2005 through June 30, 2015 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from January 1, 2005 through June 30, 2015

Year	Ending Level*	Annual Return
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.610	3.21%
2013	324.11	(10.12)%
2014	329.88	1.78%
2015 (YTD)	319.20	(3.24)%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1/1/2005-6/30/15 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through June 30, 2015.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through June 30, 2015
	BCOM Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	(29.37)%	(57.65)%	(13.65)%	48.12%
Average annual return (total)	(0.27)%	(3.08)%	0.58%	3.25%
Annualized volatility	20.53%	21.36%	19.69%	15.44%
Annualized Sharpe ratio	(0.11)	(0.24)	(0.08)	0.09

The table above shows the performance of the SDAI from December 31, 1997 through June 30, 2015 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Sub index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Sub index Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through June 30, 2015; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes between June 30, 2005 and June 30, 2015.

Ten Year Comparison of Index Returns of the BCOM Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(6/30/05-6/30/15)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(6/30/10-6/30/15)

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the six months ended June 30, 2015, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2015, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Wells Fargo Securities, each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the six months ended June 30, 2015, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Such Futures Contracts are denominated in U.S. dollars. During the six months ended June 30, 2015, CPER did not make investments on any foreign exchanges. During the six months ended June 30, 2015, the only foreign exchange on which USAG made investments was the ICE Futures. Such Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases OTC contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC contracts.

As of June 30, 2015, each of USCI, CPER and USAG held cash deposits and investments in Treasuries in the amount of $564,859,627, $1,966,549 and $2,073,961, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2015, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of June 30, 2015 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares called “Redemption Baskets.” Each Trust Series has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed. From July 1, 2011 through December 31, 2014 (and continuing at least through April 30, 2016), Authorized Participants pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through December 31, 2014 (and continuing at least through April 30, 2016), Authorized Participants pay each of CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to the FCM in connection with its transactions in Futures Contracts. For the six months ended June 30, 2015, FCM fees were approximately 0.12% of average daily total net assets for USCI, approximately 0.06% of average daily total net assets for CPER, and approximately 0.10% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis, through at least December 31, 2015. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements.

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

As of June 30, 2015, USCI’s portfolio consisted of 15,534 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 27 Futures Contracts traded on the COMEX and USAG’s portfolio consisted of 79 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see www.unitedstatescommodityfunds.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER and USAG during the six months ended June 30, 2015.

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

During the six month reporting period ended June 30, 2015, no series of the Trust limited its over-the-counter activities to EFR transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 16, 2015, and the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed on May 7, 2015.

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

United States Commodity Index Funds Trust (Registrant)

By: United States Commodity Funds LLC, its Sponsor

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: August 5, 2015

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 5, 2015

