Form 10-Q
period 2015-09-30
United States Commodity Index Funds Trust
filed 2015-11-06
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The number of shares outstanding of each series of the registrant as of November 3, 2015 are included in the table below:

Number of Outstanding Shares as of November 3, 2015
United States Agriculture Index Fund	100,000
United States Commodity Index Fund	12,150,000
United States Copper Index Fund	150,000
Total	12,400,000

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at September 30, 2015 (Unaudited) and December 31, 2014	2

Condensed Schedules of Investments (Unaudited) at September 30, 2015	6

Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2015 and 2014	9

Condensed Statements of Changes in Capital (Unaudited) for the nine months ended September 30, 2015 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the nine months ended September 30, 2015	13

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014	17

Notes to Condensed Financial Statements for the period ended September 30, 2015 (Unaudited)	21

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2015 (Unaudited) and December 31, 2014

United States Commodity Index Fund

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$477,538,885	$711,984,950
Equity in trading accounts:
Cash and cash equivalents	46,909,859	80,222,326
Unrealized gain (loss) on open commodity futures contracts	(8,333,037)	(38,267,159)
Interest receivable	1,261	1,261
Directors' fees and insurance receivable	23,451	-
ETF transaction fees receivable	350	1,050

Total assets	$516,140,769	$753,942,428

Liabilities and Capital
Payable for shares redeemed	$2,095,829	$43,736,649
Management fees payable (Note 4)	340,884	531,781
Professional fees payable	561,068	494,705
Brokerage commissions payable	42,815	42,815
Directors' fees and insurance payable	-	15,638

Total liabilities	3,040,596	44,821,588

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	513,100,173	709,120,840
Total Capital	513,100,173	709,120,840

Total liabilities and capital	$516,140,769	$753,942,428

Shares outstanding	12,250,000	14,700,000
Net asset value per share	$41.89	$48.24
Market value per share	$41.82	$48.29

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2015 (Unaudited) and December 31, 2014

United States Copper Index Fund

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,121,168	$2,729,373
Equity in trading accounts:
Cash and cash equivalents	250,103	337,148
Unrealized gain (loss) on open commodity futures contracts	(24,200)	(197,525)
Receivable from Sponsor (Note 4)	43,649	42,830
Interest receivable	-	25
Directors' fees and insurance receivable	105	-

Total assets	$2,390,825	$2,911,851

Liabilities and Capital
Management fees payable (Note 4)	$1,213	$1,612
Professional fees payable	35,460	44,577
Directors' fees and insurance payable	-	35

Total liabilities	36,673	46,224

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	2,354,152	2,865,627
Total Capital	2,354,152	2,865,627

Total liabilities and capital	$2,390,825	$2,911,851

Shares outstanding	150,000	150,000
Net asset value per share	$15.69	$19.10
Market value per share	$15.60	$19.02

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2015 (Unaudited) and December 31, 2014

United States Agricultural Index Fund

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,866,566	$2,142,415
Equity in trading accounts:
Cash and cash equivalents	151,095	222,826
Unrealized gain (loss) on open commodity futures contracts	48	(66,576)
Receivable from Sponsor (Note 4)	40,204	39,139
Interest receivable	46	46

Total assets	$2,057,959	$2,337,850

Liabilities and Capital
Management fees payable (Note 4)	$1,076	$1,294
Professional fees payable	31,629	39,850
Directors' fees and insurance payable	14	104

Total liabilities	32,719	41,248

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	2,025,240	2,296,602
Total Capital	2,025,240	2,296,602

Total liabilities and capital	$2,057,959	$2,337,850

Shares outstanding	100,000	100,000
Net asset value per share	$20.25	$22.97
Market value per share	$20.00	$22.57

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2015 (Unaudited) and December 31, 2014

United States Commodity Index Funds Trust

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$481,526,619	$718,659,173
Equity in trading accounts:
Cash and cash equivalents	47,311,057	81,100,456
Unrealized gain (loss) on open commodity futures contracts	(8,357,189)	(38,667,824)
Receivable from Sponsor (Note 4)	83,853	119,754
Interest receivable	1,307	1,343
Directors' fees and insurance receivable	23,556	-
ETF transaction fees receivable	350	1,050

Total assets	$520,589,553	$761,213,952

Liabilities and Capital
Payable for shares redeemed	$2,095,829	$43,736,649
Management fees payable (Note 4)	343,173	535,815
Professional fees payable	628,157	618,128
Brokerage commissions payable	42,815	42,815
Directors' fees and insurance payable	14	15,856

Total liabilities	3,109,988	44,949,263

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	517,479,565	716,264,689
Total Capital	517,479,565	716,264,689

Total liabilities and capital	$520,589,553	$761,213,952

Shares outstanding	12,500,000	15,050,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2015

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT November 2015 contracts, expiring November 2015	488	$185,245	0.04
LME Aluminum Futures LA November 2015 contracts, expiring November 2015	963	(259,131)	(0.05)
ICE-US Cotton #2 Futures CT December 2015 contracts, expiring December 2015	1,223	(2,116,630)	(0.41)
ICE-US Cocoa Futures CC December 2015 contracts, expiring December 2015	1,132	4,224,290	0.82
LME Lead Futures LL January 2016 contracts, expiring January 2016	879	(6,054,675)	(1.18)
LME Zinc Futures LX February 2016 contracts, expiring February 2016	774	(6,571,375)	(1.28)
	5,459	(10,592,276)	(2.06)
United States Contracts
CME Live Cattle Futures LC October 2015 contracts, expiring October 2015	252	(2,167,520)	(0.42)
CME Feeder Cattle Futures FC November 2015 contracts, expiring November 2015	408	(1,241,775)	(0.24)
NYMEX RBOB Gasoline Futures RB December 2015 contracts, expiring November 2015	652	139,297	0.03
CME Lean Hogs Futures LH December 2015 contracts, expiring December 2015	1,410	272,400	0.05
COMEX Copper Futures HG December 2015 contracts, expiring December 2015	650	961,500	0.19
COMEX Gold Futures GC December 2015 contracts, expiring December 2015	324	(2,877,730)	(0.56)
COMEX Silver Futures SI December 2015 Contracts, expiring December 2015	491	200,265	0.04
CBOT Soybean Meal Futures SM January 2016 contracts, expiring January 2016	1,208	(319,100)	(0.06)
CBOT Corn Futures C March 2016 contracts, expiring March 2016	1,853	536,487	0.10
CBOT Soybean Futures S March 2016 contracts, expiring March 2016	826	184,488	0.03
CBOT Wheat Futures W March 2016 contracts, expiring March 2016	1,440	307,925	0.06
	9,514	(4,003,763)	(0.78)
Open Futures Contracts - Short*
Foreign Contracts
LME Aluminum Futures LA November 2015 contracts, expiring November 2015	9	8,984	0.00 **
LME Lead Futures LL January 2016 contracts, expiring January 2016	879	1,049,686	0.21
LME Zinc Futures LX February 2016 contracts, expiring February 2016	774	5,204,332	1.01
	1,662	6,263,002	1.22
Total Open Futures Contracts***	16,635	$(8,333,037)	(1.62)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.08%, 11/05/2015	$30,000,000	$29,997,812	5.85
0.08%, 11/19/2015	30,000,000	29,996,937	5.85
0.09%, 12/10/2015	60,000,000	59,989,938	11.69
0.11%, 12/17/2015	40,000,000	39,991,017	7.79
0.12%, 12/31/2015	40,000,000	39,988,372	7.79
0.10%, 1/14/2016	30,000,000	29,991,250	5.85
0.23%, 3/03/2016	60,000,000	59,940,967	11.68
0.26%, 3/31/2016	60,000,000	59,922,650	11.68
Total Cash Equivalents		$349,818,943	68.18

* All short contracts are offset by long positions in Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

** Represents less than 0.005%.

*** Collateral amounted to $46,909,859 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2015

United States Copper Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG December 2015 contracts, expiring December 2015*	40	$(24,200)	(1.03)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.08%, 11/19/2015	$250,000	$249,975	10.62
0.08%, 12/10/2015	250,000	249,961	10.62
0.11%, 12/17/2015	250,000	249,944	10.62
0.12%, 12/31/2015	250,000	249,927	10.61
Total Cash Equivalents		$999,807	42.47

* Collateral amounted to $250,103 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2015

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Canola Futures RS November 2015 contracts, expiring November 2015	1	$154	0.01
ICE-US Cotton #2 Futures CT December 2015 contracts, expiring December 2015	3	(5,840)	(0.29)
ICE-US Cocoa Futures CC December 2015 contracts, expiring December 2015	5	20,060	0.99
ICE-US Coffee-C Futures KC December 2015 contracts, expiring December 2015	3	(9,413)	(0.47)
ICE-Canola Futures RS March 2016 contracts, expiring March 2016	11	(7)	0.00 *
ICE-US Sugar #11 Futures SB May 2016 contract, expiring April 2016	12	11,357	0.56
	35	16,311	0.80
United States Contracts
CME Feeder Cattle Futures FC November 2015 contracts, expiring November 2015	1	(2,175)	(0.11)
CBOT Corn Futures C December 2015 contracts, expiring December 2015	16	(13,212)	(0.65)
CBOT Soybean Oil Futures BO December 2015 contracts, expiring December 2015	1	534	0.03
CME Lean Hogs Futures LH December 2015 contracts, expiring December 2015	6	880	0.04
KCBT Hard Red Winter Wheat Futures KW December 2015 contracts, expiring December 2015	2	(1,163)	(0.06)
CBOT Soybean Meal Futures SM January 2016 contracts, expiring January 2016	5	(750)	(0.04)
CME Live Cattle Futures LC February 2016 contracts, expiring February 2016	3	(3,240)	(0.16)
CBOT Soybean Futures S March 2016 contracts, expiring March 2016	5	913	0.05
CBOT Wheat Futures W March 2016 contracts, expiring March 2016	8	1,950	0.10
	47	(16,263)	(0.80)
Total Open Futures Contracts**	82	$48	0.00 *

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.08%, 11/19/2015	$250,000	$249,975	12.35
0.08%, 12/10/2015	250,000	249,961	12.34
0.11%, 12/17/2015	250,000	249,944	12.34
0.12%, 12/31/2015	250,000	249,927	12.34
Total Cash Equivalents		$999,807	49.37

* Represents less than 0.005%.

** Collateral amounted to $151,095 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

United States Commodity Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(56,998,993)	$(48,467,892)	$(111,342,952)	$(2,758,258)
Change in unrealized gain (loss) on open positions	(4,869,554)	(27,235,111)	29,934,122	(27,956,052)
Realized gain (loss) on foreign currency transactions	-	5	-	1
Realized gain (loss) on short-term investments	-	-	3,645	-
Change in unrealized gain (loss) on foreign currency translations	-	-	-	(1)
Interest income	111,359	88,478	277,335	233,123
ETF transaction fees	2,450	5,600	11,200	16,450

Total income (loss)	(61,754,738)	(75,608,920)	(81,116,650)	(30,464,737)

Expenses
Management fees (Note 4)	1,072,377	1,676,227	3,456,004	4,239,580
Professional fees	246,578	108,702	787,283	354,724
Brokerage commissions	170,668	234,602	521,068	446,201
Directors' fees and insurance	29,182	39,950	85,224	106,706
Registration fees	-	-	-	850

Total expenses	1,518,805	2,059,481	4,849,579	5,148,061

Net income (loss)	$(63,273,543)	$(77,668,401)	$(85,966,229)	$(35,612,798)
Net income (loss) per share	$(5.23)	$(5.33)	$(6.35)	$(0.95)
Net income (loss) per weighted average share	$(5.20)	$(5.36)	$(6.78)	$(3.12)
Weighted average shares outstanding	12,176,630	14,489,674	12,688,462	11,413,736

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

United States Copper Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(391,600)	$161,787	$(580,813)	$157,775
Change in unrealized gain (loss) on open positions	185,150	(399,475)	173,325	(362,663)
Realized gain (loss) on short-term investments	-	-	17	-
Interest income	286	395	839	1,115
ETF transaction fees	350	1,050	700	1,750

Total income (loss)	(205,814)	(236,243)	(405,932)	(202,023)

Expenses
Management fees (Note 4)	3,007	5,664	9,131	15,543
Professional fees	16,456	19,130	44,718	49,538
Brokerage commissions	178	830	734	1,671
Directors' fees and insurance	106	170	308	508

Total expenses	19,747	25,794	54,891	67,260

Expense waiver (Note 4)	(16,046)	(19,219)	(43,649)	(47,378)

Net expenses	3,701	6,575	11,242	19,882

Net income (loss)	$(209,515)	$(242,818)	$(417,174)	$(221,905)
Net income (loss) per share	$(1.95)	$(1.33)	$(3.41)	$(2.59)
Net income (loss) per weighted average share	$(1.84)	$(1.51)	$(4.17)	$(1.47)
Weighted average shares outstanding	114,130	160,870	100,000	150,549

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

United States Agricultural Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(51,078)	$(218,042)	$(325,516)	$35,452
Change in unrealized gain (loss) on open positions	(155,674)	(18,870)	66,624	(21,071)
Realized gain (loss) on foreign currency transactions	(3)	(5)	56	(132)
Change in unrealized gain (loss) on foreign currency translations	(709)	2	(705)	10
Interest income	334	285	982	909

Total income (loss)	(207,130)	(236,630)	(258,559)	15,168

Expenses
Management fees (Note 4)	3,414	3,884	10,305	13,237
Professional fees	15,159	15,080	40,796	25,940
Brokerage commissions	542	763	1,606	1,465
Directors' fees and insurance	98	137	293	437

Total expenses	19,213	19,864	53,000	41,079

Expense waiver (Note 4)	(14,914)	(15,577)	(40,197)	(24,590)

Net expenses	4,299	4,287	12,803	16,489

Net income (loss)	$(211,429)	$(240,917)	$(271,362)	$(1,321)
Net income (loss) per share	$(2.12)	$(2.41)	$(2.72)	$(0.01)
Net income (loss) per weighted average share	$(2.11)	$(2.41)	$(2.71)	$(0.01)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(57,441,671)	$(48,544,060)	$(112,431,697)	$(2,605,114)
Change in unrealized gain (loss) on open positions	(4,840,078)	(27,823,924)	30,310,635	(28,343,026)
Realized gain (loss) on foreign currency transactions	(3)	-	56	(131)
Realized gain (loss) on short-term investments	-	-	3,812	-
Change in unrealized gain (loss) on foreign currency translations	(709)	2	(705)	9
Interest income	111,979	89,419	279,314	235,916
ETF transaction fees	2,800	6,650	12,250	18,200

Total income (loss)	(62,167,682)	(76,271,913)	(81,826,335)	(30,694,146)

Expenses
Management fees (Note 3)	1,078,798	1,689,568	3,477,535	4,279,709
Professional fees	278,193	157,992	881,840	456,142
Brokerage commissions	171,388	236,443	523,717	449,971
Directors' fees and insurance	29,386	40,387	85,896	108,071
Registration fees	-	-	-	850

Total expenses	1,557,765	2,124,390	4,968,988	5,294,743

Expense waiver (Note 3)	(30,960)	(49,592)	(92,739)	(95,985)

Net expenses	1,526,805	2,074,798	4,876,249	5,198,758

Net income (loss)	$(63,694,487)	$(78,346,711)	$(86,702,584)	$(35,892,904)

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2015

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2014	$-	$709,120,840	$709,120,840
Additions	-	107,864,164	107,864,164
Redemptions	-	(217,918,602)	(217,918,602)
Net income (loss)	-	(85,966,229)	(85,966,229)

Balances, at September 30, 2015	$-	$513,100,173	$513,100,173

Condensed Statements of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2015

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2014	-	14,700,000	14,700,000
Additions	-	2,350,000	2,350,000
Redemptions	-	(4,800,000)	(4,800,000)

Shares Outstanding, at September 30, 2015	-	12,250,000	12,250,000

Net Asset Value Per Share:
At December 31, 2014			$48.24
At September 30, 2015			$41.89

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2015

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2014	$-	$2,865,627	$2,865,627
Additions	-	799,533	799,533
Redemptions	-	(893,834)	(893,834)
Net income (loss)	-	(417,174)	(417,174)

Balances, at September 30, 2015	$-	$2,354,152	$2,354,152

Condensed Statements of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2015

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2014	-	150,000	150,000
Additions	-	50,000	50,000
Redemptions	-	(50,000)	(50,000)

Shares Outstanding, at September 30, 2015	-	150,000	150,000

Net Asset Value Per Share:
At December 31, 2014			$19.10
At September 30, 2015			$15.69

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2015

United States Agricultural Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2014	$-	$2,296,602	$2,296,602
Additions	-	-	-
Redemptions	-	-	-
Net income (loss)	-	(271,362)	(271,362)

Balances, at September 30, 2015	$-	$2,025,240	$2,025,240

Condensed Statements of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2015

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2014	-	100,000	100,000
Additions	-	-	-
Redemptions	-	-	-

Shares Outstanding, at September 30, 2015	-	100,000	100,000

Net Asset Value Per Share:
At December 31, 2014			$22.97
At September 30, 2015			$20.25

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2015

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2014	$-	$716,264,689	$716,264,689
Additions	-	108,663,697	108,663,697
Redemptions	-	(220,746,237)	(220,746,237)
Net income (loss)	-	(86,702,584)	(86,702,584)

Balances, at September 30, 2015	$-	$517,479,565	$517,479,565

Condensed Statements of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2015

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2014	-	15,050,000	15,050,000
Additions	-	2,400,000	2,400,000
Redemptions	-	(4,950,000)	(4,950,000)

Shares Outstanding, at September 30, 2015	-	12,500,000	12,500,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

United States Commodity Index Fund

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(85,966,229)	$(35,612,798)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	33,312,467	(38,429,379)
Unrealized (gain) loss on open futures contracts	(29,934,122)	27,956,052
(Increase) decrease in directors' fees and insurance receivable	(23,451)	-
(Increase) decrease in ETF transaction fees receivable	700	350
Increase (decrease) in management fees payable	(190,897)	149,884
Increase (decrease) in professional fees payable	66,363	(80,913)
Increase (decrease) in brokerage commissions payable	-	20,000
Increase (decrease) in directors' fees and insurance payable	(15,638)	(3,194)
Increase (decrease) in registration fees payable	-	(152)
Net cash provided by (used in) operating activities	(82,750,807)	(46,000,150)

Cash Flows from Financing Activities:
Addition of shares	107,864,164	396,189,273
Redemption of shares	(259,559,422)	(30,040,946)
Net cash provided by (used in) financing activities	(151,695,258)	366,148,327

Net Increase (Decrease) in Cash and Cash Equivalents	(234,446,065)	320,148,177

Cash and Cash Equivalents, beginning of period	711,984,950	474,123,523
Cash and Cash Equivalents, end of period	$477,538,885	$794,271,700

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

United States Copper Index Fund

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(417,174)	$(221,905)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	87,045	(204,023)
Unrealized (gain) loss on open futures contracts	(173,325)	362,663
(Increase) decrease in receivable from Sponsor	(819)	54,571
(Increase) decrease in interest receivable	25	-
(Increase) decrease in directors' fees and insurance receivable	(105)	(1)
Increase (decrease) in management fees payable	(399)	452
Increase (decrease) in professional fees payable	(9,117)	(56,721)
Increase (decrease) in directors' fees and insurance payable	(35)	(16)
Net cash provided by (used in) operating activities	(513,904)	(64,980)

Cash Flows from Financing Activities:
Addition of shares	799,533	3,118,250
Redemption of shares	(893,834)	(2,139,552)
Net cash provided by (used in) financing activities	(94,301)	978,698

Net Increase (Decrease) in Cash and Cash Equivalents	(608,205)	913,718

Cash and Cash Equivalents, beginning of period	2,729,373	2,040,735
Cash and Cash Equivalents, end of period	$2,121,168	$2,954,453

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

United States Agricultural Index Fund

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(271,362)	$(1,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	71,731	31,456
Unrealized (gain) loss on open futures contracts	(66,624)	21,071
(Increase) decrease in receivable from Sponsor	(1,065)	64,382
(Increase) decrease in directors' fees and insurance receivable	-	(5)
Increase (decrease) in management fees payable	(218)	(334)
Increase (decrease) in professional fees payable	(8,221)	(67,482)
Increase (decrease) in directors' fees and insurance payable	(90)	(52)
Net cash provided by (used in) operating activities	(275,849)	47,715

Cash Flows from Financing Activities:
Addition of shares	-	-
Redemption of shares	-	-
Net cash provided by (used in) financing activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(275,849)	47,715

Cash and Cash Equivalents, beginning of period	2,142,415	2,098,545
Cash and Cash Equivalents, end of period	$1,866,566	$2,146,260

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

United States Commodity Index Funds Trust

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(86,702,584)	$(35,892,904)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	33,789,399	(38,532,995)
Unrealized (gain) loss on open futures contracts	(30,310,635)	28,343,026
(Increase) decrease in receivable from Sponsor	35,901	184,301
(Increase) decrease in interest receivable	36	-
(Increase) decrease in directors' fees and insurance receivable	(23,556)	(43)
(Increase) decrease in ETF transaction fees receivable	700	350
Increase (decrease) in management fees payable	(192,642)	149,906
Increase (decrease) in professional fees payable	10,029	(272,880)
Increase (decrease) in brokerage commissions payable	-	20,000
Increase (decrease) in directors' fees and insurance payable	(15,842)	(3,298)
Increase (decrease) in registration fees payable	-	(152)
Net cash provided by (used in) operating activities	(83,409,194)	(46,004,689)

Cash Flows from Financing Activities:
Addition of shares	108,663,697	399,307,523
Redemption of shares	(262,387,057)	(32,180,498)
Net cash provided by (used in) financing activities	(153,723,360)	367,127,025

Net Increase (Decrease) in Cash and Cash Equivalents	(237,132,554)	321,122,336

Cash and Cash Equivalents, beginning of period	718,659,173	480,181,509
Cash and Cash Equivalents, end of period	$481,526,619	$801,303,845

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended September 30, 2015 (Unaudited)

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

USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. The Trust and each Trust Series have a fiscal year ending on December 31.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. Each Trust Series earns income on funds held at the custodian or futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Trust Series are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2015 for any Trust Series.

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

Calculation of NAV

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2015, USCF held 5 shares of USCI, 40 shares of CPER and 5 shares of USAG.

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

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 shares on Form S-1 with the SEC. On August 10, 2010, USCI listed its shares on the NYSE Arca under the ticker symbol “USCI”. USCI established its’ initial per share NAV by setting the price at $50.00 and issued 100,000 shares in exchange for $5,000,000 on August 10, 2010. USCI also commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 shares be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Participant at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Participant repurchased the shares comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Shares of USCI and, on September 19, 2011, USCF purchased five shares of USCI in the open market.

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

CPER and USAG received notice of effectiveness from the SEC for its registration of 30,000,000 CPER shares and 20,000,000 USAG shares on September 6, 2011. The order to permit listing CPER and USAG on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its shares on the NYSE Arca under the ticker symbol “CPER.” CPER established its’ initial per share NAV by setting the price at $25 and issued 100,000 shares to the initial Authorized Participant, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise have been charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

On April 13, 2012, USAG listed its shares on the NYSE Arca under the ticker symbol “USAG.” USAG established its’ initial per share NAV by setting the price at $25. On April 14, 2012, USCF purchased two initial Creation Baskets of USAG. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Participants nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The $1,000 fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

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

USCI’s shares began trading on August 10, 2010. As of September 30, 2015, USCI held 652 Futures Contracts on the NYMEX, 2,355 Futures Contracts on the ICE Futures, 5,327 Futures Contracts on the CBOT, 2,070 Futures Contracts on the CME, 4,766 Futures Contracts on the LME and 1,465 Futures Contracts on the COMEX, totaling 16,635 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of September 30, 2015, CPER held 40 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of September 30, 2015, USAG held 35 Futures Contracts on the ICE Futures, 35 Futures Contracts on the CBOT, 10 Futures Contracts on the CME, and 2 Futures Contracts on the KCBT, totaling 82 futures contracts.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the nine months ended September 30, 2015 none of the Trust Series incurred any registration fees or other offering expenses. During the nine months ended September 30, 2014 USCI incurred $850 in registration fees and other offering expenses, but CPER and USAG did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. In addition, each Trust Series is responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of the Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015, are estimated to be a total of $569,300 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for year ended December 31, 2015 are estimated to be a total of $119,800, CPER’s portion of such fees and expenses for year ended December 31, 2015 are estimated to be a total of $400 and USAG’s portion of such fees and expenses for year ended December 31, 2015 are estimated to be a total of $400.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $600,000 for the year ended December 31, 2015 for USCI, $46,000 for the year ended December 31, 2015 for CPER, and $41,000 for the year ended December 31, 2015 for USAG.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5– Contracts and Agreements below. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis, through at least April 30, 2016. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2015, USCF waived $43,649 in expenses for CPER and $40,197 for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

NOTE 5 – CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

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

Brown Brothers Harriman & Co. Agreements

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to each Trust Series and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction.

Brokerage and Futures Commission Merchant Agreements

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

USCI

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Total commissions accrued to brokers	$521,068	$446,201
Total commissions as an annualized percentage of average total net assets	0.12%	0.09%
Commissions accrued as a result of rebalancing	$494,453	$413,761
Percentage of commissions accrued as a result of rebalancing	94.89%	92.73%
Commissions accrued as a result of creation and redemption activity	$26,615	$32,440
Percentage of commissions accrued as a result of creation and redemption activity	5.11%	7.27%

The increase in USCI’s total commissions accrued to brokers for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to an increase in the number of contracts traded during the rebalancing periods.

CPER

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Total commissions accrued to brokers	$734	$1,671
Total commissions as an annualized percentage of average total net assets	0.05%	0.07%
Commissions accrued as a result of rebalancing	$375	$1,157
Percentage of commissions accrued as a result of rebalancing	51.09%	69.24%
Commissions accrued as a result of creation and redemption activity	$359	$514
Percentage of commissions accrued as a result of creation and redemption activity	48.91%	30.76%

CPER’s total commissions accrued to brokers for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, decreased due to the number contracts traded during the rebalancing periods.

USAG

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Total commissions accrued to brokers	$1,606	$1,465
Total commissions as an annualized percentage of average total net assets	0.10%	0.08%
Commissions accrued as a result of rebalancing	$1,606	$1,465
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

USAG’s total commissions accrued to brokers for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, increased slightly due to the contracts traded during the rebalancing periods.

SummerHaven Agreements

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

The purchase and sale of futures contracts and options on futures contracts require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through September 30, 2015. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. When each Trust Series enters into non-exchange traded contracts (including Exchange for Related Position or EFRP transactions), it is subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

A Trust Series’ cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of a Trust Series’ assets posted with that FCM; however, the majority of each Trust Series’ assets are held in Treasuries, cash and/or cash equivalents with the Trust Series’ custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of the Trust Series’ custodian, however, could result in a substantial loss of each Trust Series’ assets.

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2015 and December 31, 2014, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2015 and December 31, 2014, USCI held cash deposits and investments in Treasuries in the amounts of $524,448,744 and $792,207,276, respectively, with the custodian and FCM. As of September 30, 2015 and December 31, 2014, CPER held cash deposits and investments in Treasuries in the amounts of $2,371,271 and $3,066,521, respectively, with the custodian and FCM. As of September 30, 2015 and December 31, 2014, USAG held cash deposits and investments in Treasuries in the amounts of $2,017,661 and $2,365,241, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the nine months ended September 30, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the nine months ended September 30, 2015 (Unaudited)	For the nine months ended September 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$48.24	$56.06
Total income (loss)	(5.97)	(0.50)
Net expenses	(0.38)	(0.45)
Net increase (decrease) in net asset value	(6.35)	(0.95)
Net asset value, end of period	$41.89	$55.11

Total Return	(13.16)%	(1.69)%

Ratios to Average Net Assets
Total income (loss)	(14.04)%	(4.59)%
Management fees*	0.80%**	0.85%**
Total expenses excluding management fees*	0.32%	0.18%
Expenses waived*	—%	—%
Net expenses excluding management fees*	0.32%	0.18%
Net income (loss)	(14.88)%	(5.37)%

*	Annualized.
**	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI.

CPER

	For the nine months ended September 30, 2015 (Unaudited)	For the nine months ended September 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$19.10	$22.92
Total income (loss)	(3.31)	(2.46)
Net expenses	(0.10)	(0.13)
Net increase (decrease) in net asset value	(3.41)	(2.59)
Net asset value, end of period	$15.69	$20.33

Total Return	(17.85)%	(11.30)%

Ratios to Average Net Assets
Total income (loss)	(21.61)%	(6.32)%
Management fees*	0.65%**	0.65	%** ˄
Total expenses excluding management fees*	3.26%†	2.16%
Expenses waived*	(3.11)%†	(1.98	)% ˄
Net expenses excluding management fees*	0.15%†	0.18%
Net income (loss)	(22.21)%	(6.94)%

*	Annualized
**	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for CPER.
˄	Effective as of May 30, 2012 (and continuing through April 30, 2014), USCF voluntarily agreed to lower the management fee paid by CPER from 0.95% to 0.65% per annum of average daily total net assets.
†	USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least April 30, 2016. USCF has no obligation to continue such payments into subsequent periods.

USAG

	For the nine months ended September 30, 2015 (Unaudited)	For the nine months ended September 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.97	$22.79
Total income (loss)	(2.59)	0.15
Net expenses	(0.13)	(0.16)
Net increase (decrease) in net asset value	(2.72)	(0.01)
Net asset value, end of period	$20.25	$22.78

Total Return	(11.84)%	(0.04)%

Ratios to Average Net Assets
Total income (loss)	(12.20)%	0.61%
Management fees*	0.65%**	0.72	%**˄
Total expenses excluding management fees*	2.69%†	1.51%
Expenses waived*	(2.54)%†	(1.33	)% ˄
Net expenses excluding management fees*	0.15%†	0.18%
Net income (loss)	(12.80)%	(0.05)%

*	Annualized
**	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for USAG.
˄	Effective as of May 30, 2012 (and continuing through April 30, 2014), USCF voluntarily agreed to lower the management fee paid by USAG from 0.95% to 0.80% per annum of average daily total net assets.
†	USCF has voluntarily agreed to pay certain expenses typically borne by USAG to the extent that such expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through at least April 30, 2016. USCF has no obligation to continue such payments into subsequent periods.

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

The following table summarizes the valuation of USCI’s securities at September 30, 2015 using the fair value hierarchy:

At September 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$349,818,943	$349,818,943	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(4,329,274)	(4,329,274)	—	—
United States Contracts	(4,003,763)	(4,003,763)	—	—

During the nine months ended September 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$509,916,252	$509,916,252	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(27,137,120)	(27,137,120)	—	—
United States Contracts	(11,130,039)	(11,130,039)	—	—

During year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at September 30, 2015 using the fair value hierarchy:

At September 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$999,807	$999,807	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(24,200)	(24,200)	—	—

During the nine months ended September 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,699,497	$1,699,497	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(197,525)	(197,525)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at September 30, 2015 using the fair value hierarchy:

At September 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$999,807	$999,807	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	16,311	16,311	—	—
United States Contracts	(16,263)	(16,263)	—	—

During the nine months ended September 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,599,523	$1,599,523	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(76,062)	(76,062)	—	—
United States Contracts	9,486	9,486	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(8,333,037)	$(38,267,159)

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(24,200)	$(197,525)

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$48	$(66,576)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(111,342,952)		$(2,758,258)
	Change in unrealized gain (loss) on open contracts		$29,934,122		$(27,956,052)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(580,813)		$157,775
	Change in unrealized gain (loss) on open contracts		$173,325		$(362,663)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(325,516)		$35,452
	Change in unrealized gain (loss) on open contracts		$66,624		$(21,071)

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

United States Commodity Index Fund

USCI invests in futures contracts for commodities that are traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other domestic or foreign exchanges (such exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other over-the-counter (“OTC”) swaps that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing.

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its’ per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of September 30, 2015, USCI held 652 Futures Contracts on the NYMEX, 2,355 Futures Contracts on the ICE Futures, 5,327 Futures Contracts on the CBOT, 2,070 Futures Contracts on the CME, 4,766 Futures Contracts on the LME and 1,465 Futures Contracts on the COMEX.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of September 30, 2015, CPER held 40 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of September 30, 2015, USAG held 35 Futures Contracts on the ICE Futures, 10 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 35 Futures Contracts on the CBOT.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of September 30, 2015, USCI held 652 Futures Contracts on the NYMEX, 2,355 Futures Contracts on the ICE Futures, 5,327 Futures Contracts on the CBOT, 2,070 Futures Contracts on the CME, 1,465 Futures Contracts on the COMEX and 4,766 Futures Contracts on the LME, totaling 16,635 futures contracts. As of September 30, 2015, CPER held 40 Futures Contracts on the COMEX. As of September 30, 2015, USAG held 35 Futures Contracts on the ICE Futures, 10 Futures Contracts on the CME, 2 Futures Contract on the KCBT and 35 Futures Contracts on the CBOT, totaling 82 futures contracts. For the nine months ended September 30, 2015, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the nine months ended September 30, 2015, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

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

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

Certain index-based credit default swaps and interest rate swaps are subject to mandatory clearing. If a Trust Series enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, the Trust Series will be required to centrally clear those swaps.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If a Trust Series enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, such Trust Series will be required to execute those swaps on a SEF if they are designated as made available to trade. In order to execute swaps on a SEF, a Trust Series will have to be a member of a SEF or it may access the SEF through an intermediary. Members of a SEF are subject to additional requirements under CFTC regulations and are subject to the rules and jurisdiction of the relevant SEF.

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

Commodity Markets

Commodity Futures Price Movements

Nine months ended September 30, 2015

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a downward trend during the nine months ended September 30, 2015. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	(12.01)%
S&P GSCI Commodity Index Total Return(2)	(19.46)%
Bloomberg Commodity Index Total ReturnSM(2)	(15.80)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(17.29)%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total Return SM is December 2009.

(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2014 was 1,475.68. As of September 30, 2015, the value of the SDCI was 1,298.41, down approximately (12.01)% over the nine months ended September 30, 2015.

The return of approximately (12.01)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $48.24 and ended the period at $41.89 on September 30, 2015, a decrease of approximately (13.16)% over the period. USCI’s per share NAV reached its high for the period on January 5, 2015 at $48.40 and reached its low for the period on August 26, 2015 at $41.37. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s NAV.

Copper Markets

Copper Futures Price Movements

Nine months ended September 30, 2015

As measured by the two major copper indexes, copper futures prices exhibited daily swings with a downward trend during the nine months ended September 30, 2015. The table below compares the total returns of the SCI to the Bloomberg Copper Sub index Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	(17.67)%
Bloomberg Copper Sub Index Total Return(2)	(17.57)%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.

(2)	Source: Bloomberg

The value of the SCI as of December 31, 2014 was 937.33. As of September 30, 2015, the value of the SCI was 771.71, down approximately (17.67)% over the nine months ended September 30, 2015.

The return of approximately (17.67)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $19.10 and ended the period at $15.69 on September 30, 2015, a decrease of approximately (17.85)% over the period. CPER’s per share NAV reached its high for the period on May 5, 2015 at $19.83 and reached its low for the period on August 26, 2015 at $14.98. See “Tracking the Each Trust Series’ Benchmark” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets

Agriculture Futures Price Movements

Nine months ended September 30, 2015

As measured by the three major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a downward trend during the nine months ended September 30, 2015. The table below compares the total returns of the SDAI to the two major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	(12.21)%
Bloomberg Agriculture Sub Index Total ReturnSM(2)	(13.73)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(16.21)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.

(2)	Source: Bloomberg

The value of the SDAI as of December 31, 2014 was 329.88. As of September 30, 2015, the value of the SDAI was 289.60, down approximately (12.21)% over the nine months ended September 30, 2015.

The return of approximately (12.21)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $22.97 and ended the period at $20.25 on September 30, 2015, a decrease of approximately (11.84)% over the period. USAG’s per share NAV reached its high for the period on January 6, 2015 at $23.32 and reached its low for the period on September 22, 2015 at $19.94. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USAG’s per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of September 30, 2015, USCI had issued 23,500,000 shares, 12,250,000 of which were outstanding. As of September 30, 2015, there were 26,500,000 remaining shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of September 30, 2015, CPER had issued 350,000 shares, 150,000 of which were outstanding. As of September 30, 2015, there were 29,650,000 remaining shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of September 30, 2015, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of September 30, 2015, there were 19,800,000 remaining shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2015, USCI had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Newedge USA LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

As of September 30, 2015, CPER and USAG had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Newedge USA LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2015 Compared to the Nine Months ended September 30, 2014

USCI

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Average daily total net assets	$577,583,087	$663,255,824
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$277,335	$233,123
Annualized yield based on average daily total net assets	0.06%	0.05%
Management fee	$3,456,004	$4,239,580
Total fees and other expenses excluding management fees	$1,393,575	$908,481
Fees and expenses related to the registration or offering of additional shares	$—	$850
Total commissions accrued to brokers	$521,068	$446,201
Total commissions as annualized percentage of average total net assets	0.12%	0.09%
Commissions accrued as a result of rebalancing	$494,453	$413,761
Percentage of commissions accrued as a result of rebalancing	94.89%	92.73%
Commissions accrued as a result of creation and redemption activity	$26,615	$32,440
Percentage of commissions accrued as a result of creation and redemption activity	5.11%	7.27%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were similar during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was similar during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

USCI’s total fees and expenses excluding management fees for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, increased as a result of an increase in certain operating expenses.

USCI’s total commissions accrued to brokers for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, increased primarily due to an increase in the number of contracts traded during the rebalancing periods.

CPER

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Average daily total net assets	$1,878,213	$3,196,967
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$839	$1,115
Annualized yield based on average daily total net assets	0.06%	0.05%
Management fee	$9,131	$15,543
Total fees and other expenses excluding management fees	$45,760	$51,717
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$43,649	$47,378
Expenses before the allowance for the expense waiver	$54,891	$67,260
Expenses after allowance for the expense waiver	$11,242	$19,882
Total commissions accrued to brokers	$734	$1,671
Total commissions as annualized percentage of average total net assets	0.05%	0.07%
Commissions accrued as a result of rebalancing	$375	$1,157
Percentage of commissions accrued as a result of rebalancing	51.09%	69.24%
Commissions accrued as a result of creation and redemption activity	$359	$514
Percentage of commissions accrued as a result of creation and redemption activity	48.91%	30.76%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were similar during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The amount of income earned by CPER as a percentage of average daily total net assets was similar during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

CPER’s total fees and expenses excluding management fees for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, decreased as a result of lower other expenses.

CPER’s total commissions accrued to brokers for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, decreased due to the number contracts traded during the rebalancing periods.

USAG

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Average daily total net assets	$2,119,738	$2,471,321
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$982	$909
Annualized yield based on average daily total net assets	0.06%	0.05%
Management fee	$10,305	$13,237
Total fees and other expenses excluding management fees	$42,695	$27,842
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$40,197	$24,590
Expenses before the allowance for the expense waiver	$53,000	$41,079
Expenses after allowance for the expense waiver	$12,803	$16,489
Total commissions accrued to brokers	$1,606	$1,465
Total commissions as annualized percentage of average total net assets	0.10%	0.08%
Commissions accrued as a result of rebalancing	$1,606	$1,465
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were similar during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was similar during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

USAG’s total fees and expenses excluding management fees for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, increased as a result of an increase in certain operating expenses.

USAG’s total commissions accrued to brokers for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, increased due to the contracts traded during the rebalancing periods.

For the Three Months Ended September 30, 2015 Compared to the Three Months ended September 30, 2014

USCI

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Average daily total net assets	$531,817,182	$831,280,646
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$111,359	$88,478
Annualized yield based on average daily total net assets	0.08%	0.04%
Management fee	$1,072,377	$1,676,227
Total fees and other expenses excluding management fees	$446,428	$383,254
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$170,668	$234,602
Total commissions as annualized percentage of average total net assets	0.13%	0.11%
Commissions accrued as a result of rebalancing	$168,504	$211,902
Percentage of commissions accrued as a result of rebalancing	98.73%	90.63%
Commissions accrued as a result of creation and redemption activity	$2,164	$22,700
Percentage of commissions accrued as a result of creation and redemption activity	1.27%	9.37%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

USCI’s total fees and expenses excluding management fees for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, increased as a result of an increase in certain operating expenses.

USCI’s total commissions accrued to brokers for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, decreased due to USCI’s smaller size.

CPER

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Average daily total net assets	$1,835,617	$3,456,961
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$286	$395
Annualized yield based on average daily total net assets	0.06%	0.05%
Management fee	$3,007	$5,664
Total fees and other expenses excluding management fees	$16,740	$20,130
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$16,046	$19,219
Expenses before the allowance for the expense waiver	$19,747	$25,794
Expenses after allowance for the expense waiver	$3,701	$6,575
Total commissions accrued to brokers	$178	$830
Total commissions as annualized percentage of average total net assets	0.04%	0.10%
Commissions accrued as a result of rebalancing	$143	$510
Percentage of commissions accrued as a result of rebalancing	80.34%	61.48%
Commissions accrued as a result of creation and redemption activity	$35	$320
Percentage of commissions accrued as a result of creation and redemption activity	19.66%	38.52%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were similar during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The amount of income earned by CPER as a percentage of average daily total net assets was similar during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

CPER’s total fees and expenses excluding management fees for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, decreased due to CPER’s smaller size.

CPER’s total commissions accrued to brokers for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, decreased due to CPER’s smaller size.

USAG

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Average daily total net assets	$2,084,120	$2,370,700
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$334	$285
Annualized yield based on average daily total net assets	0.06%	0.05%
Management fee	$3,414	$3,884
Total fees and other expenses excluding management fees	$15,799	$15,980
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$14,914	$15,577
Expenses before the allowance for the expense waiver	$19,213	$19,864
Expenses after allowance for the expense waiver	$4,299	$4,287
Total commissions accrued to brokers	$542	$763
Total commissions as annualized percentage of average total net assets	0.10%	0.13%
Commissions accrued as a result of rebalancing	$542	$763
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were similar during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was similar during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

USAG’s total fees and expenses excluding management fees for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, were similar.

USAG’s total commissions accrued to brokers for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, decreased due to USAG’s smaller size.

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

USCI

For the 30-valuation days ended September 30, 2015, the simple average daily change in the SDCI was (0.0811)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.0873)% The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (22.84)%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. When the benchmark movement is small, small differences are magnified. On a daily basis, USCI is tracking very close to its benchmark.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to September 30, 2015, the simple average daily change in the SDCI was (0.0043)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.0104)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (10.08)%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended September 30, 2015. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the four years ended September 30, 2015.

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

For the nine months ended September 30, 2015, the actual total return of USCI as measured by changes in its per share NAV was (13.16)%. This is based on an initial per share NAV of $48.24 on December 31, 2014 and an ending per share NAV as of September 30, 2015 of $41.89. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $42.45 as of September 30, 2015, for a total return over the relevant time period of (12.00)%. The difference between the actual per share NAV total return of USCI of (13.16)% and the expected total return based on the SDCI of (12.00)% was an error over the time period of (1.16)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

By comparison, for the nine months ended September 30, 2014, the actual total return of USCI as measured by changes in its per share NAV was (1.69)%. This is based on an initial per share NAV of $56.06 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $55.11. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $55.97 as of September 30, 2014, for a total return over the relevant time period of (0.16)%. The difference between the actual per share NAV total return of USCI of (1.69)% and the expected total return based on the SDCI of (0.16)% was an error over the time period of (1.53)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended September 30, 2015, the simple average daily change in the SCI was 0.089%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.099%. The average daily difference was 0.01% (or 1.0 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (1.42)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to September 30, 2015, the simple average daily change in the SCI was (0.036)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.040)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.23)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period September 30, 2015. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the four years ended September 30, 2015.

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

For the nine months ended September 30, 2015, the actual total return of CPER as measured by changes in its per share NAV was (17.85)%. This is based on an initial per share NAV of $19.10 as of December 31, 2014 and an ending per share NAV as of September 30, 2015 of $15.69. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $15.73 as of September 30, 2015, for a total return over the relevant time period of (17.64)%. The difference between the actual per share NAV total return of CPER of (17.85)% and the expected total return based on the SCI of (17.64)% was an error over the time period of (0.21)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

By comparison, for nine months ended September 30, 2014, the actual total return of CPER as measured by changes in its per share NAV was (11.30)%. This is based on an initial per share NAV of $22.92 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $20.33. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $20.50 as of September 30, 2014, for a total return over the relevant time period of (10.56)%. The difference between the actual per share NAV total return of CPER of (11.30)% and the expected total return based on the SCI of (10.56)% was an error over the time period of (0.74)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

USAG

For the 30-valuation days ended September 30, 2015, the simple average daily change in the SDAI was (0.064)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.070)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 16.66%, meaning that over this time period USAG’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. When the benchmark movement is small, small differences are magnified. On a daily basis, USAG is tracking very close to its benchmark.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to September 30, 2015, the simple average daily change in the SDAI was (0.019)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.021)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 9.29%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended September 30, 2015, the last trading day in June. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the SDAI for the four years ended September 30, 2015.

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

For the nine months ended September 30, 2015, the actual total return of USAG as measured by changes in its per share NAV was (11.84)%. This is based on an initial per share NAV of $22.97 as of December 31, 2014 and an ending per share NAV as of September 30, 2015, of $20.25. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $20.17 as of September 30, 2015, for a total return over the relevant time period of (12.19)%. The difference between the actual per share NAV total return of USAG of (11.84)% and the expected total return based on the SDAI of (12.19)% was an error over the time period of 0.35%, which is to say that USAG’s actual total return outperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

By comparison, For the nine months ended September 30, 2014, the actual total return of USAG as measured by changes in its per share NAV was (0.04)%.This is based on an initial per share NAV of $22.79 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $22.78. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its’ per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $22.97 as of September 30, 2014, for a total return over the relevant time period of 0.78%. The difference between the actual per share NAV total return of USAG of (0.04)% and the expected total return based on the SDAI of 0.78% was an error over the time period of (0.82)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently four factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Index at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the nine months ended September 30, 2015. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

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

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2015, none of the Trust Series held any Other Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of September 30, 2015.

USCI Sector Weights

as of September 30, 2015

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2005 through September 30, 2015.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from January 1, 2005 through September 30, 2015 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from January 1, 2005 through September 30, 2015

Year	Ending Level*	Annual Return
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015 (YTD)	1,298.41	(12.01)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity IndexSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2005-9/30/2015 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2015.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through September 30, 2015
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	14.45%	(14.89)%	174.78%	477.02%
Average annual return (total)	2.58%	2.83%	8.13%	12.13%
Annualized volatility	16.87%	23.43%	19.30%	15.56%
Annualized Sharpe ratio	2.19%	2.41%	29.94%	64.23%

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through September 30, 2015 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2015; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between September 30, 2005 and September 30, 2015.

Ten Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2005-9/30/2015)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2010-9/30/2015)

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

A hypothetical example is included below, with the two selected Eligible Copper Futures Contracts shaded below (the selected commodities are ranked 1 and 2):

Copper Futures Contract	Expiration Date	Contract Price
Nearest-to-maturity	November - 10	374.00
Third nearest-to-maturity	January - 11	365.20

Eligible Copper Futures Contracts	Price	Annualized Percentage Price Difference	Ranking
January-11	365.20	10.47%	1
February-11	363.00	10.15%	4
March-11	359.70	10.36%	3
April-11	356.70	10.41%	2

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

A hypothetical example is included below, with the next two selected Eligible Copper Futures Contracts shaded below (the selected commodities are ranked 1 – 2):

Copper Futures Contract	Expiration Date	Contract Price
Nearest-to-maturity	November - 10	374.00
Third nearest-to-maturity	January - 11	375.70

Eligible Copper Futures Contracts	Price	Annualized Percentage Price Difference	Ranking
January-11	375.70	-1.97%	4
February-11	376.00	-1.78%	3
March-11	376.30	-1.59%	2
April-11	376.40	-1.37%	1

Due to the dynamic monthly weighting calculation, the individual weights will vary-over time, depending on the price observations each month. The Selection Date for the SCI is the last business day of the calendar month.

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of September 30, 2015.

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

SCI Base Level

The SCI was set to 100 on January 2, 1991.

SCI ER Calculation

The total return of the SCI ER reflects the percentage change of the market values of the underlying commodity futures. During the Rebalancing Period, the SCI changes its contract holdings and weightings during a four day period. The value of the SCI ER at the end of a business day “t” is equal to the SCI ER value on day “t-1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t-1”.

Rebalancing Period

The SCI is rebalanced during the first 4 business days of each calendar month, when existing positions are placed by new positions and weightings based on the signals used for contract selection on the last business day of the prior calendar month as outlined above.

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2005 through September 30, 2015.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the tables below reflects how the SCI would have performed from January 1, 2005 through September 30, 2015 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCI for the period

from January 1, 2005 through September 30, 2015

Year	Ending Level*	Annual Return
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,223.150	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015 (YTD)	771.71	(17.67)%

* The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2005-9/30/2015 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCI in comparison with the actual total return of a major index from December 31, 1997 through September 30, 2015.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through September 30, 2015
	BCOMHGTR	Spot Copper (less storage)	SCI TR
Total return	234.86%	82.88%	392.79%
Average Annual return (total)	13.46%	9.45%	16.31%
Annualized volatility	27.28%	26.31%	26.67%
Annualized Sharpe ratio	40.87%	27.61%	52.15%
Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCI from December 31, 1997 through September 30, 2015 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Sub index Total ReturnSM (BCOMHGTR), (formerly known as Bloomberg Copper Sub index Total Return as of July 1, 2014) and spot copper prices less warehouse storage rents. The Bloomberg Copper Sub index Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Sub index Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2015; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of a major index and spot copper prices (less storage cost) between September 30, 2005 and September 30, 2015.

Ten Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOMHGTR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (9/30/2005-9/30/2015)

Source: SHIM, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOMHGTR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (9/30/10-9/30/15)

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

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel

Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel

Soft Red Winter Wheat	Soft Red Winter Wheat	CBOT	5,000 bushels	U.S. cents/bushel

Hard Red Winter Wheat	Hard Red Winter Wheat	KCBT	5,000 bushels	U.S. cents/bushel

Bean Oil	Bean Oil	CBOT	60,000 lbs.	U.S. cents/pound

Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton

Coffee	Coffee “C”	ICE-US	37,500 lbs.	U.S. cents/pound

Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton

Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound

Canola	Canola	ICE- CANADA	20 metric tonnes	$CAD/tonne

Cotton	Cotton	ICE-US	50,000 lbs.	U.S. cents/pound

Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound

Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound

Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound

TABLE 2

Commodity Name	Commodity Symbol	Allowed Contracts	Max. Tenor
Soybeans	S	Jan, Mar, May, July, Aug, Sep, Nov	12

Corn	C	Mar, May, July, Sep, Dec	12

Soft Red Winter Wheat	W	Mar, May, July, Sep, Dec	7

Hard Red Winter Wheat	KW	Mar, May, July, Sep, Dec	5

Bean Oil	BO	Jan, Mar, May, July, Aug, Sep, Oct, Dec	7

Soybean Meal	SM	Jan, Mar, May, July, Aug, Sep, Oct, Dec	7

Coffee	KC	Mar, May, July, Sep, Dec	7

Cocoa	CC	Mar, May, July, Sep, Dec	7

Sugar	SB	Mar, May, July, Oct,	7

Canola	RS	Jan, Mar, May, July, Nov	5

Cotton	CT	Mar, May, July, Dec	7

Feeder Cattle	FC	Jan, Mar, April, May, Aug, Sep, Oct, Nov	5

Live Cattle	LC	Feb, April, June, Aug, Oct, Dec	5

Lean Hogs	LH	Feb, April, June, July, Aug, Oct, Dec	5

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the SDAI as of September 30, 2015.

SDAI Commodity Weights

as of September 30, 2015

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

SDAI Base Level

The SDAI was set to 100 on January 2, 1991.

SDAI ER Calculation

The total return of the SDAI ER reflects the percentage change of the market values of the underlying Benchmark Component Agriculture Futures Contracts. During the Rebalancing Period, the SDAI changes its contract holdings and weightings during a four day period. The value of the SDAI ER at the end of a business day “t” is equal to the SDAI ER value on day “t-1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t-1”.

Rebalancing Period

During the Rebalancing Period, existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

The table and chart below show the hypothetical performance of the SDAI from January 1, 2005 through September 30, 2015.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from January 1, 2005 through September 30, 2015 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from January 1, 2005 through September 30, 2015

Year	Ending Level*	Annual Return
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.610	3.39%
2013	324.11	(10.12)%
2014	329.88	1.78%
2015 (YTD)	289.60	(12.21)%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1/1/2005-9/30/15 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through September 30, 2015.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through September 30, 2015
	BCOM Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	(38.29)%	(63.10)%	(24.59)%	34.39%
Average annual return (total)	(1.26)%	(4.07)%	(0.51)%	2.49%
Annualized volatility	20.59%	21.44%	19.80%	15.44%
Annualized Sharpe ratio	(15.93)%	(28.26)%	(13.23)%	2.13%

The table above shows the performance of the SDAI from December 31, 1997 through September 30, 2015 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Sub index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Sub index Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through September 30, 2015; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes between June 30, 2005 and September 30, 2015.

Ten Year Comparison of Index Returns of the BCOM Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(9/30/05-9/30/15)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(9/30/10-9/30/15)

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

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust’s condensed financial statements and related disclosures and has determined that the valuation of Applicable Interests, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by each Trust Series for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, each Trust Series estimates interest income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2015, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2015, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

Credit Risk

When a Trust Series enters into Futures Contracts and Other Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the Futures Exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. The Trust Series are not currently a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange-traded Futures Contracts, the counterparty to an OTC swap is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in OTC swaps. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to a Trust Series in such circumstances.

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Wells Fargo Securities, each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2015, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Such Futures Contracts are denominated in U.S. dollars. During the nine months ended September 30, 2015, CPER did not make investments on any foreign exchanges. During the nine months ended September 30, 2015, the only foreign exchange on which USAG made investments was the ICE Futures. Such Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2015, each of USCI, CPER and USAG held cash deposits and investments in Treasuries in the amount of $524,448,744, $2,371,271 and $2,017,661, respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2015, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of September 30, 2015 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER, and 0.65% per annum of average daily total net assets for USAG. Effective as of May 29, 2012 through April 30, 2014, USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

·	brokerage and other fees and commissions incurred in connection with the trading activities of each Trust Series;

·	expenses incurred in connection with registering additional shares of each Trust Series or offering shares of each Trust Series after the time any shares of each Trust Series have begun trading on the NYSE Arca;

·	the routine expenses associated with distribution, including printing and mailing, of any monthly, annual and other reports to shareholders required by applicable U.S. federal and state regulatory authorities;

·	payment for routine services of the Trustee, legal counsel and independent accountants;

·	payment for fees associated with tax accounting and reporting, routine accounting, bookkeeping, whether performed by an outside service provider or by affiliates of USCF;

·	costs and expenses associated with investor relations and services;

·	the payment of any distributions related to redemption of shares;

·	payment of all federal, state, local or foreign taxes payable on the income, assets or operations of each Trust Series and the preparation of all tax returns related thereto;

·	fees and expenses of the independent directors of USCF; and

·	extraordinary expenses (including, but not limited to, indemnification of any person against liabilities and obligations to the extent permitted by law and required under the Trust Agreement and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expense and the settlement of claims and litigation).

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to the FCM in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2015, FCM fees were approximately 0.12% of average daily total net assets for USCI, approximately 0.05% of average daily total net assets for CPER, and approximately 0.10% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis, through at least December 31, 2015. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements.

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

As of September 30, 2015, USCI’s portfolio consisted of 16,635 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 40 Futures Contracts traded on the COMEX and USAG’s portfolio consisted of 82 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see www.unitedstatescommodityfunds.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER and USAG during the nine months ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (including Spreads and Straddles)

Each Trust Series may purchase OTC swaps. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

The Trust, on behalf of each Trust Series may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transaction). In the most common type of EFRP transaction entered into by the Trust, the OTC component is the purchase or sale of one or more baskets of a Trust Series shares. These EFRP transactions may expose a Trust Series to counterparty risk during the interim period between the executions of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

A Trust Series assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s Board. Furthermore, USCF on behalf of a Trust Series only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. A Trust Series will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC swaps, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

During the nine month reporting period ended September 30, 2015, no series of the Trust limited its OTC activities to EFRP transactions.

Each Trust Series anticipates that the use of Other Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of such Trust Series. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact a Trust Series’ ability to successfully track its Applicable Index.

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

Date: November 6, 2015

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2015

