Form 10-K
period 2015-12-31
United States Commodity Index Funds Trust
filed 2016-03-11
CIK 1479247

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2015 and the number of outstanding shares of each series of the registrant as of March 8, 2016 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2015	Number of Outstanding Shares as of March 8, 2016
United States Commodity Index Fund	$563,681,264	12,350,000
United States Copper Index Fund	1,768,292	150,000
United States Agriculture Index Fund	2,076,896	100,000
Total	$567,526,452	12,600,000

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I

Item 1.	Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into three separate series (each series, a “Trust Series” and collectively, the “Trust Series”). As of December 31, 2015, the Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011 and the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012.

The Trust and Trust Series maintain their main business offices at 1999 Harrison Street, Suite 1530, Oakland, CA 94612. USCI, CPER and USAG each issues shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”). The Trust and each Trust Series operate pursuant to the terms of the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement dated as of March 22, 2013, as amended from time to time, (the “Trust Agreement”), which grants full management control to their sponsor, United States Commodity Funds LLC (“USCF”).

USCI’s Investment Objective

USCI invests in futures contracts for commodities that are currently traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (the NYMEX, ICE Futures, CBOT, CME, LME, Comex and other foreign exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other nonexchange traded over-the-counter (“OTC”) transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. Futures Contracts and Other Commodity-Related Investments collectively are referred to as “Commodity Interests.”

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2015, USCI held 723 Futures Contracts on the NYMEX, 4,650 Futures Contracts on the ICE Futures, 4,949 Futures Contracts on the CBOT, 1,148 Futures Contracts on the CME, 5,889 Futures Contracts on the LME and 886 Futures Contracts on the COMEX.

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

CPER’s shares began trading on November 15, 2011. As of December 31, 2015, CPER held 40 Futures Contracts on the COMEX.

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

USAG’s shares began trading on April 13, 2012. As of December 31, 2015, USAG held 31 Futures Contracts on the ICE Futures, 35 Futures Contracts on the CBOT , 7 Futures Contracts on the CME and 2 Futures Contract on the KCBT.

Other Defined Terms – Trust Series

The SDCI, the SCI and the SDAI are referred to throughout this annual report on Form 10-K collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts and Benchmark Component Agriculture Futures Contracts are referred to throughout this annual report on Form 10-K collectively as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments, Other Copper-Related Investments and Other Agriculture-Related Interests are referred to throughout this annual report on Form 10-K collectively as “Other Related Investments.” Commodity Interests, Copper Interests and Agriculture Interests are collectively referred to herein as “Applicable Interests” throughout this annual report on Form 10-K.

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

USCF is required to evaluate the credit risk of each Trust Series to the futures commission merchant (“FCM”), oversee the purchase and sale of each Trust Series’ shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of each Trust Series and manage each Trust Series’ investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for each Trust Series (the “Marketing Agent” or “ALPS Distributors”), Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for each Trust Series, and SummerHaven Investment Management, LLC (“SummerHaven”), which serves as the commodity trading advisor for USCI, CPER and USAG.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of USCF, dated as of July 22, 2011 (as amended from time to time, the “LLC Agreement”). Through its Management Directors, USCF manages the day-to-day operations of each Trust Series. The Board has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

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

How USCI Seeks to Achieve Its Investment Objective.  USCI seeks to achieve its investment objective by investing in a mix of Commodity Interests such that the daily changes in its’ per share NAV will closely track the daily changes in the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. The portfolio rebalancing takes place during the last four business days of the month (“Rebalancing Period”). At the end of each of the days in the Rebalancing Period, one fourth of the prior month portfolio positions are replaced by equally-weighted positions reflecting the particular Benchmark Component Futures Contracts determined on the selection date, which is the fifth business day before the end of the month (“USCI’s Selection Date”). At the end of the Rebalancing Period, the SDCI will have an equal-weight position of approximately 7.14% in each of the selected Benchmark Component Futures Contracts which will be reflected in the rebalanced portfolio. After fulfilling the collateral requirements with respect to its Commodity Interests, USCI invests the remainder of its proceeds from the sale of creation baskets in short-term obligations of the United States of two years or less (“Treasuries”) or cash equivalents, and/or merely holds such assets in cash (generally in interest-bearing accounts).

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

The anticipated dates on which USCI, USAG and CPER’s positions in Applicable Interests will be rebalanced on a monthly basis are posted on such Trust Series’ website www.unitedstatescommodityfunds.com, and are subject to change without notice.

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

The shares issued by a Trust Series may only be purchased by Authorized Participants and only in blocks of 50,000 shares called Creation Baskets through the Marketing Agent. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Participants may redeem shares and only in blocks of 50,000 shares called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual per share NAV calculated at the end of the business day when a request for a purchase or redemption is received by the applicable Trust Series. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Applicable Benchmark Component Futures Contracts, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of each trading day.

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

Commodity Interests.  The specific Commodity Interests purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USCI’s investments. While USCF has made significant investments in Benchmark Component Futures Contracts on the Futures Exchanges, for various reasons, including the ability to enter into the precise amount of exposure to the commodities market and position limits on Futures Contracts, it may also invest in economically equivalent Futures Contracts other than those that compose the Benchmark Component Futures Contracts and Other Commodity-Related Investments. To the extent that USCI invests in Other Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Futures Contracts, including cleared swaps that satisfy such criteria, and then to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the OTC market. If USCI is required by law or regulation, or by one of its regulators, including a Futures Exchange, to reduce its position in one or more Benchmark Component Futures Contracts to the applicable position limit or to a specified accountability level, a substantial portion of USCI’s assets could be invested in Other Commodity-Related Investments that are intended to replicate the return on the SDCI or particular Benchmark Component Futures Contracts. As USCI’s assets reach higher levels, USCI is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in Other Commodity-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity-Related Investments include those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on USCI’s ability to invest in OTC transactions and cleared swaps.

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

USCF may not be able to fully invest a Trust Series’ assets in Applicable Benchmark Component Futures Contracts having an aggregate notional amount exactly equal to that Trust Series’ NAV. For example, as standardized contracts, the Applicable Benchmark Component Futures Contracts included in an Applicable Index are for a specified amount of a particular commodity, and the applicable Trust Series’ NAV and the proceeds from the sale of a Creation Basket in a particular Trust Series is unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, a Trust Series may be better able to achieve the exact amount of exposure to changes in price of the Applicable Benchmark Component Futures Contracts through the use of Other Related Investments, such as OTC contracts that have better correlation with changes in price of the Applicable Benchmark Component Futures Contracts.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2015, USCI held 723 Futures Contracts on the NYMEX, 4,650 Futures Contracts on the ICE Futures, 4,949 Futures Contracts on the CBOT, 1,148 Futures Contracts on the CME, 5,889 Futures Contracts on the LME and 886 Futures Contracts on the COMEX. CPER held 40 Futures Contracts on the COMEX. USAG held 31 Futures Contracts on the ICE Futures, 35 Futures Contracts on the CBOT, 7 Futures Contracts on the CME and 2 Futures Contract on the KCBT. No Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2015, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

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

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, a Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series. See “The Commodity Interest Markets – Regulation” in this annual report on Form 10-K for additional information.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of December 31, 2015.

USCI Sector Weightings as of December 31, 2015

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of December 31, 2015.

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

As of December 31, 2015

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

2016 Holiday Schedule for All Applicable Indices

None of the Applicable Indices will be computed on the following weekdays in 2016:

January	1
January	18
February	15
March	25
May	30
July	4
September	5
November	24
December	25

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

What are the Trading Policies of the Trust Series?

Liquidity

Each Trust Series invests only in Applicable Benchmark Component Futures Contracts that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and in OTC Applicable Interests that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming a Trust Series’ position.

Spot Commodities

While certain futures contracts can be physically settled, none of the Trust Series intends to take or make physical delivery. However, a Trust Series may from time to time trade in Other Related Investments based on the spot price of the applicable commodities comprising the Applicable Index.

Leverage

USCF endeavors to have the value of a Trust Series’ Treasuries, cash and cash equivalents, whether held by a Trust Series or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Applicable Interests and Other Related Investments. Commodity pools’ trading positions in Futures Contracts or Other Related Investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract (or other commodity interest’s) entire market value. While USCF does not intend to leverage the assets of any Trust Series, it is not prohibited from doing so under the Trust Agreement.

Borrowings

Borrowings are not used by any Trust Series unless it is required to borrow money in the event of physical delivery, if it trades in cash commodities, or for short-term needs created by unexpected redemptions. None of the Trust Series plans to establish credit lines.

OTC Derivatives (Including Spreads and Straddles)

In addition to Futures Contracts and options on Futures Contracts, derivative contracts that are tied to various commodities are entered into outside of public exchanges. These OTC contracts are entered into between two parties in private contracts. Unlike most of the exchange-traded futures contracts or exchange-traded options on futures contracts, each party to such a contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, each Trust Series may enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC contract pursuant to guidelines approved by USCF’s Board.

Each Trust Series may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transaction). These EFRP transactions may expose a Trust Series to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

Each Trust Series may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Applicable Benchmark Component Futures Contracts. Each Trust Series would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

During the 12 month reporting period ended December 31, 2015, each Trust Series limited its derivatives activities to Futures Contracts.

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

Each Trust Series also employs ALPS Distributors as its marketing agent USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Distributors is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). WFS is collectively referred to as the “Futures Commissions Merchant” or “FCM”. After July 7, 2014, most, if not all, transactions were placed with WFS. The agreements require the FCM to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for each Trust Series’ account. In accordance with the agreement, the FCM charges each Trust Series commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

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

The Trust has entered into an agreement with Wells Fargo Securities, LLC whereby Wells Fargo Securities, LLC will serve as a Futures Commission Merchant (“FCM”) for each Trust Series. Wells Fargo Securities, LLC is an indirect wholly owned subsidiary of Wells Fargo & Co. and has a principal place of business at 550 S. Tryon Street, Charlotte, North Carolina 28202. WFS is registered in the U.S. with the Financial Industry Regulatory Authority as a broker-dealer and with the CFTC as an FCM. WFS is a member of various U.S. futures and securities exchanges.

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

NATIONAL CREDIT UNION ADMINISTRATION The National Credit Union Administration, as the successor to various federal credit unions, has asserted claims against Wachovia Capital Markets, WFS’s predecessor and Wachovia Mortgage Loan Trust (“WMLT”) (as the issuer of residential mortgage-backed securities (“RMBS”)) in three separate actions in federal courts in Kansas (the “Kansas Actions”), California (the “California Action”), and New York (the “New York Action”) as follows: National Credit Union Administration Board v. Wachovia Mortgage Loan Trust; National Credit Union Administration Board as Liquidating Agent of Western Corporate Federal Credit Union v. RBS Securities, Inc. f/k/a RBS Greenwich Capital Markets, Inc., et al.; and National Credit Union Administration Board v. Wachovia Capital Markets, LLC n/k/a Wells Fargo Securities, LLC. These actions seek to recover losses associated with the credit unions’ investment in RMBS underwritten or sold by WCM and/or issued by WMLT. These three matters were resolved in October of 2015 for $53 million and have now been dismissed.

NOVASTAR MORTGAGE LITIGATION This is a putative class action filed in federal court for the Southern District of New York involving six different NovaStar offerings in which Wachovia Capital Markets, LLC (WCM) served as one of several underwriters.  It is alleged that the offering documents were materially misleading because they failed to disclose that NovaStar, which originated or acquired the loans backing the certificates disregarded its lending guidelines.  The claims were initially dismissed in 2011 and 2012, but those rulings were overturned on appeal and all claims were reinstated by the trial court in 2015. The matter is currently being litigated.

WFS will only act as a clearing broker for each Trust Series and as such will be paid commissions for executing and clearing trades on behalf of each Trust Series. WFS will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or a Trust Series. WFS has not passed upon the adequacy or accuracy of this annual report on Form 10-K.

WFS is not affiliated with USCF or the Trust Series. Therefore, neither USCF nor the Trust Series believe that there are any conflicts of interest with WFS or their trading principals arising from their acting as the Trust Series’ FCM.

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

USCF has also entered into a licensing agreement with SummerHaven. Under this licensing agreement, SummerHaven has sub-licensed to each of USCI, CPER and USAG the use of certain names and marks, including the SDCI with respect to USCI, the SCI with respect to CPER and the SDAI with respect to USAG, which SummerHaven licensed from SHIM, the owner of the SDCI, the SCI and the SDAI. For this license, USCF pays a fee to SummerHaven as set forth in the table below.

SHIM’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Fees of USCI, CPER and USAG

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by Each Trust Series and USCF

United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.80% for USCI and 0.65% for each of CPER and USAG.(1)

BBH&Co., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Trust Series and the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of the Trust Series’ and the Related Public Funds’ combined net assets, (b) 0.0465% for the Trust Series’ and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Trust Series’ and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Marketing Agent	Each Trust Series pays 0.06% on assets up to $3 billion and 0.04% on assets in excess of $3 billion.(2)

WFS, FCM and Clearing Broker	Each of Trust Series pays approximately $3.50 per buy or sell; charges may vary.(3)

SummerHaven, Commodity Trading Advisor

Advisory Fee:

On behalf of USCI, USCF pays a percentage of the average daily assets of USCI that is equal to the percentage fees paid to USCF by USCI minus 0.14%, with that result multiplied by 0.5, minus 0.06%.(2)

On behalf of each of CPER and USAG USCF pays a percentage of the average daily assets that is equal to the percentage fees paid to USCF by each of CPER and USAG minus 0.18%, with that result multiplied by 0.5, minus 0.06%.(2)

Sublicense Fee:

For each Trust Series, USCF paid $15,000 for the calendar year 2015, plus an annual fee of 0.06% of the average daily assets of each Trust Series.(2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,000 annually.(2)

(1)	USCI, CPER or USAG, as applicable, pays this compensation. From May 1, 2014 through December 31, 2015, USCF contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, and 0.65% per annum of average daily total net assets for each of CPER and USAG. Prior to May 1, 2014, USCF waived the management fee on a discretionary basis paid by each of CPER and USAG from 0.95% per annum of average daily total net assets, to 0.65% and 0.80% per annum of average daily total net assets, respectively.

(2)	USCF pays this compensation.

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of each Trust Series’ total assets and subtracting any liabilities.

Expenses Paid or Accrued by USCI from Inception through December 31, 2015 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(3):	$23,241,277
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$2,397,086
Other Amounts Paid or Accrued(4)(5):	$3,525,202
Total Expenses Paid or Accrued:	$29,163,565
Expenses Waived(3)(5):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(3)(5):	$29,075,261

(3)	From May 1, 2014 through December 31, 2015 USCF, has contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(4)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(5)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver ended.

Expenses Paid or Accrued by USCI from Inception through December 31, 2015 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(6):	0.89% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.09% annualized
Other Amounts Paid or Accrued(7)(8):	0.13% annualized
Total Expenses Paid or Accrued:	1.11% annualized
Expenses Waived(6)(8):	(0.00)% annualized	(9)
Total Expenses Paid or Accrued Including Expenses Waived(6)(8):	1.11% annualized

(6)	From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(7)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(8)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the discretionary expense waiver ended.
(9)	Represents less than 0.005%

Other Fees. USCI also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $600,000 for the fiscal year ended December 31, 2015. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015 were $569,303 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses was $113,376.

Expenses Paid or Accrued by CPER from Inception through December 31, 2015 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(10):	$70,983
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$4,892
Other Amounts Paid or Accrued (11)(12):	$327,446
Total Expenses Paid or Accrued:	$403,321
Expenses Waived (10)(11):	$(313,196)
Total Expenses Paid or Accrued Including Expenses Waived(10)(11):	$90,125

(10)	From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(11)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through December 31, 2015. USCF has no obligation to continue such payments into subsequent periods.
(12)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.

Expenses Paid or Accrued by CPER from Inception through December 31, 2015 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(13):	0.69% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.05% annualized
Other Amounts Paid or Accrued(14)(15):	3.18% annualized
Total Expenses Paid or Accrued:	3.92% annualized
Expenses Waived(13)(15):	(3.04)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(13)(15):	0.88% annualized

(13)	From May 1, 2014 and through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(14)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(15)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through December 31, 2015. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. CPER also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $46,000 for the period ended December 31, 2015. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015 were $569,303 for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses was $418.

Expenses Paid or Accrued by USAG from Inception through December 31, 2015 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(16):	$67,298
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$9,771
Other Amounts Paid or Accrued(17)(18):	$271,207
Total Expenses Paid or Accrued:	$348,276
Expenses Waived(16)(18):	$(261,280)
Total Expenses Paid or Accrued Including Expenses Waived(16)(18):	$86,996

(16)	From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by USAG on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.80% (80 basis points) per annum of average daily total net assets.
(17)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(18)	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through December 31, 2015. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by USAG from Inception through December 31, 2015 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(19):	0.74% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.11% annualized
Other Amounts Paid or Accrued(20)(21):	3.00% annualized
Total Expenses Paid or Accrued:	3.85% annualized
Expenses Waived(19)(21):	(2.89)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(19)(21):	0.96% annualized

(19)	From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by USAG on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.80% (80 basis points) per annum of average daily total net assets.
(20)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(21)	USCF paid certain expenses typically borne by USAG on a discretionary basis where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through December 31, 2015. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. USAG also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $41,000 for the period ended December 31, 2015. In addition, USAG is responsible for paying its portion of the directors’ and officers’ liability insurance for USAG, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USAG became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USAG, the other Trust Series and the Related Public Funds. USAG shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015 were $569,303 for the Trust Series and the Related Public Funds. USAG’s portion of such fees and expenses was $385.

Form of Shares

Registered Form. Shares are issued in registered form in accordance with the Trust Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. The Administrator keeps a record of all shareholders and holders of the shares in certificated form in the registry. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

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

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the Futures Exchanges vary, with some Futures Exchanges ending their trading hours before the close of the core trading session on the NYSE Arca (for example, the normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time). When a Trust Series holds Applicable Benchmark Component Futures Contracts from Futures Exchanges with different trading hours than the NYSE Arca, there will be a gap in time at the beginning and/or the end of each day during which such Trust Series’ shares are traded on the NYSE Arca, but real-time Futures Exchange trading prices for Applicable Benchmark Component Futures Contracts traded on such Futures Exchanges are not available. During such gaps in time the indicative fund value will be calculated based on the end of day price of such Applicable Benchmark Component Futures Contracts from Futures Exchanges immediately preceding trading session. In addition, Other Related Investments and Treasuries held by a Trust Series will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of a Trust Series (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Participant. From July 1, 2011 through April 30, 2016, Authorized Participants pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through April 30, 2016, Authorized Participants pay each of CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of shares. As of December 31, 2015, 11 Authorized Participants had entered into agreements with USCF on behalf of USCI. During the year ended December 31, 2015, USCI issued 70 Creation Baskets and redeemed 107 Redemption Baskets. As of December 31, 2015, 10 Authorized Participants had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2015, CPER issued 1 Creation Baskets and redeemed 1 Redemption Baskets. As of December 31, 2015, 10 Authorized Participants had entered into agreements with USCF on behalf of USAG. During the year ended December 31, 2015, USAG did not issue any Creation Baskets and did not redeem any Redemption Baskets.

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

Under the Authorized Participant Agreement, USCF, and the Trust under limited circumstances, have agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

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

By placing a purchase order, an Authorized Participant agrees to deposit Treasuries, cash or a combination of Treasuries and cash with the Trust, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Participants may not withdraw a creation request, except as otherwise set forth in the procedures in the Authorized Participant Agreement.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with a Trust Series for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

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

By placing a redemption order, an Authorized Participant agrees to deliver the baskets to be redeemed through DTC’s book-entry system to a Trust Series, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to USCF’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Participant may not withdraw a redemption order, except as otherwise set forth in the procedures in the Authorized Participant Agreement.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing a redemption order, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to a Trust Series’ account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC transaction (through itself or a designated acceptable broker) with a Trust Series for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be sold as a result of the Authorized Participant’s sale of shares.

Determination of Redemption Distribution

The redemption distribution from a Trust Series consists of a transfer to the redeeming Authorized Participant of an amount of Treasuries and/or cash that is in the same proportion to the total assets of such Trust Series (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of shares to be redeemed under the redemption order is in proportion to the total number of shares outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and cash, including the remaining maturities of the Treasuries and proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

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

Investments

USCF applies substantially all of a Trust Series’ assets in Applicable Benchmark Component Futures Contracts and Other Related Investments, short-term Treasuries, cash and cash equivalents. When a Trust Series purchases Applicable Benchmark Component Futures Contracts and certain Other Related Investments that are exchange-traded, a Trust Series is required to deposit with the FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under the Applicable Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC Applicable Interests generally impose similar collateral requirements on a Trust Series. USCF invests a Trust Series’ assets that remain after margin and collateral is posted in Treasuries, cash and/or cash equivalents. Subject to these margin and collateral requirements, USCF has sole authority to determine the percentage of assets that will be:

•	held as margin or collateral with FCMs or other custodians;
•	used for other investments; and
•	held in bank accounts to pay current obligations and as reserves.

In general, a Trust Series posts between 5% to 30% of the notional amount of an Applicable Interest as initial margin when entering into such Applicable Interest. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC Applicable Interests based on changes in the value of the Applicable Interests. Furthermore, ongoing collateral requirements with respect to OTC Applicable Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under the Applicable Interest, and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and OTC Applicable Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of a Trust Series’ assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by a Trust Series constitute reserves that are available to meet ongoing margin and collateral requirements. All income is used for a Trust Series’ benefit.

An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to a Trust Series to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

Each Trust Series’ assets posted as margin for Futures Contracts will be held in segregated accounts pursuant to CEA and CFTC regulations. Collateral posted in connection with OTC contracts held with a Trust Series’ FCM will be similarly segregated and if held with other counterparties will be segregated pursuant to a contract between such Trust Series and its counterparties.

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

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g., contracts for future delivery, forwards, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (e.g. retail or eligible contract participant), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

The offer and sale of shares of each Trust Series as well as shares of each Related Public Fund, is registered under the Securities Act. Each Trust Series and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. The Firm’s participation in the distribution of shares are regulated as described above, as well as by the self-regulatory association, FINRA.

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

Regulation exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, certain regulatory requirements applicable to swaps (such as clearing and margin). The exemption does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards.

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

Regardless of how much the market swings, the most an option buyer can lose is the option premium. The option buyer deposits his premium with his broker, and the money goes to the option seller. Option sellers, on the other hand, face risks similar to participants in the futures markets. For example, since the seller of a call option is assigned a short futures position if the option is exercised, his risk is the same as someone who initially sold a futures contract. Because no one can predict exactly how the market will move, the option seller typically posts margin to demonstrate his ability to meet any potential contractual obligations.

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

Some swap transactions are cleared through central counterparties.  “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a central clearing counterparty, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the central clearing counterparty becoming the counterparty to both of the initial parties to the swap. These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty. Once accepted by the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction. In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder and administered by the CFTC. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

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

The CEA requires all FCMs, such as USCI’s, CPER’s or USAG’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA.

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

Each Trust Series’ investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or an FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are discussed several key regulatory items that are relevant to the Funds. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. In addition, with regard to any other rules that the CFTC or SEC may adopt in the future, the effect of any such regulatory changes on the Trust and each Trust Series is impossible to predict, but it could be substantial and adverse.

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

Margin Requirements

Futures and Cleared Swaps

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

Margin requirements are computed each day by the relevant clearing organization and a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. With respect to a Trust Series’ trading, a Trust Series (and not its investors) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Options

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she may be required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

OTC Swaps

In October 2015 the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the FHFA (each an Agency and, collectively, the Agencies) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, Covered Swap Entities, and the joint final rules, the Final Margin Rules).

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Final Margin Rules), to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared swaps and non-cleared security-based swaps with financial end users (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes.

The Final Margin Rules will require minimum variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The Fund is not a Covered Swap Entity under the Final Margin Rules but it is a financial end-user. Accordingly, the Fund will be subject to the variation margin requirements of the Final Margin Rules, which will become effective for the Fund on March 1, 2017. However, the Fund will not have material swaps exposure and, accordingly, the Fund will not be subject to the initial margin requirements of the Final Margin Rules.

The CFTC and the SEC are required to adopt their own versions of the Final Margin Rules that are comparable to the Final Margin Rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. The CFTC finalized its margin rules on December 16, 2015. The CFTC’s rules are substantially the same as the Final Margin Rules. The SEC has yet to finalize its margin rules.

Mandatory Clearing of Swaps

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract and such contract is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if a Trust Series enters into any of the interest rate or index-based credit default swaps that are subject to these requirements, such swaps will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require each Trust Series to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the relevant clearing organization, subject to certain regulatory requirements and guidelines.

Other Requirements for Swaps

Swaps that are not required to be cleared and executed on an SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. If a Trust Series engages in non-cleared swap transactions it may be subject to some or all of these requirements.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. A Trust Series may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with counterparties that are subject to EMIR.

SEC Reports

The Trust makes available, free of charge, on its website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC through its website at: www.sec.gov.

CFTC Reports

The Trust also makes available its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Intellectual Property

USCF owns trademark registrations for USCI and Design (U.S. Reg. No. 4437230) for “fund investment services,” in use since September 30, 2012, USCI UNITED STATES COMMODITY INDEX FUND (U.S. Reg. No. 4005166) for “fund investment services,” in use since August 10, 2010, and USCI UNITED STATES COMMODITY INDEX FUND and Design (U.S. Reg. No. 4005167) for “fund investment services,” in use since August 10, 2010. USCF owns trademark registrations for CPER UNITED STATES COPPER INDEX FUND (and Design) (U.S. Reg. No. 4440922) for “Financial investment services in the field of copper futures contracts, cash-settled options on copper futures contracts, forward contracts for copper, OTC transactions based on the price of copper, and indices based on the foregoing,” in use since September 30, 2012, CPER UNITED STATES COPPER INDEX FUND (and Mining Design) (U.S. Reg. no. 4304002) for “fund investment services,” in use since November 15, 2011, UNITED STATES COPPER INDEX FUND (U.S. Reg. No. 4270057) for “fund investment services,” in use since November 15, 2011, and THE FIRST COPPER ETF, (U.S. Reg. No. 4472746), filed on February 28, 2013. USCF owns trademark registrations for UNITED STATES AGRICULTURE INDEX FUND (U.S. Reg. No. 4270059 for “fund investment services,” in use since April 13, 2012, USAG UNITED STATES AGRICULTURE INDEX FUND & Design (U.S. Reg. No. 4304003) for “fund investment services,” in use since April 13, 2012, and USAG UNITED STATES AGRICULTURE INDEX FUND (and Leaf Design) (U.S. Reg. No. 4440921) for “Financial investment services in the field of agriculture futures contracts, cash-settled options on agriculture futures contracts, forward contracts for agriculture, OTC transactions based on the price of agriculture, and indices based on the foregoing,” in use since June 28, 2012. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for USCF (U.S. Reg. No. 3638987) for “fund investment services,” in use since June 24, 2008, and USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “fund investment services,” in use since June 24, 2008. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A.	Risk Factors.

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and the related notes.

Each Trust Series’ investment objective is for the daily percentage change in the net asset value (“NAV”) per share to reflect the daily percentage changes of the Applicable Index, less the Trust Series’ expenses. Each Trust Series seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Commodity-Related Investments such that the daily changes in its NAV, measured in percentage terms, will closely track the changes in the daily price of the Applicable Index, also measured in percentage terms. Each Trust Series’ investment strategy is designed to provide investors with a cost-effective way to invest indirectly in various commodities and to hedge against movements in the spot price of applicable commodities. An investment in a Trust Series therefore, involves investment risk and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of commodities will have an efficient hedge only if the return from their shares closely correlates with the return of the Applicable Index. In addition to investment risk and correlation risk, an investment in a Trust Series involves tax risks, OTC risks, and other risks.

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

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, a Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

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

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

A portion of each Trust Series’ assets may be used to trade OTC Commodity Interests, such as forward contracts or swap or spot contracts. OTC contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While certain regulations adopted over the past two years are intended to provide additional protections to participants in the OTC market, the current regulation of the OTC contracts could expose a Trust Series in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. As a result of such regulations, if the Trust on behalf of a Trust Series, enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require a Trust Series to centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the OTC market will be subject to much more extensive regulatory oversight.

Each Trust Series will be subject to credit risk with respect to counterparties to OTC contracts entered into by the Trust on behalf of a Trust Series or held by special purpose or structured vehicles.

Each Trust Series faces the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Trust Series, in which case the Trust Series could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Trust Series may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. The Trust on behalf of a Trust Series may obtain only limited recovery or may obtain no recovery in such circumstances.

Valuing OTC derivatives may be less certain that actively traded financial instruments.

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

OTC contracts that are not subject to clearing may be even less marketable than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact a Trust Series’ ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

As of the date of this Annual Report on Form 10-K, each Trust Series’ shares are listed for trading on the NYSE Arca under the market symbols “USCI”, “CPER” and “USAG”. Trading in shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of a Trust Series’ shares will continue to be met or will remain unchanged.

The liquidity of the shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

In the event that one or more Authorized Participants which have substantial interests in the shares withdraw from participation, the liquidity of the shares will likely decrease, which could adversely affect the market price of the shares and result in investors incurring a loss on their investment.

Shareholders that are not Authorized Participants may only purchase or sell their shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the shares.

Only Authorized Participants may create or redeem Redemption Baskets. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount to NAV per share.

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

In managing and directing the day-to-day activities and affairs of the Trust, USCF relies heavily on Messrs. John P. Love and Stuart P. Crumbaugh. If Messrs. Love or Crumbaugh were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Trust and each Trust Series. Furthermore, Messrs. Love or Crumbaugh are currently involved in the management of the Related Public Funds.

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

The Sixth Amended and Restated LLC Agreement of USCF provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is a closely-held private company where the majority of shares has historically been voted by one person.

USCF’s Board of Directors currently consists of four Management Directors, each of whom are shareholders of USCF’s parent, Wainwright, and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright, which is the sole member of USCF. Wainwright is a privately held company in which the majority of shares are held by or on behalf of Nicholas D. Gerber and his immediate family members (the “Gerber Family”). Historically, shares of Wainwright have been voted by, and on behalf of, the Gerber Family by Nicholas D. Gerber, and it is anticipated that such trend will continue in the future. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and each Trust Series, including their regulatory obligations.

There is a risk that a Trust Series will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such a Trust Series may not earn any profit.

Each Trust Series pays brokerage charges of approximately 0.10% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.95% of NAV on its average net assets (before any applicable voluntary or contractual expense waivers), and OTC spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the Trust Agreement and under agreements entered into by USCF on each Trust Series’ behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

Each Trust Series invests primarily in Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of a Trust Series’ trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Trading on such non-U.S. markets or exchanges presents risks because they are not subject to the same degree of regulation as their U.S. counterparts, including potentially different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, a Trust Series is subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

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

USCF’s and SummerHaven’s officers, directors and employees do not devote their time exclusively to each Trust Series. For example, USCF’s directors, officers and employees act in such capacity for other entities, including the Related Public Funds that may compete with each Trust Series for their services. They could have a conflict between their responsibilities to each Trust Series and to the Related Public Funds.

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

Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. Currently, each Trust Series invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what the impact of money market reform would have on such Trust Series’ ability to hedge risk, however, the imposition of a floating NAV could cause a Trust Series to limit remaining assets solely to Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on the Trust and each Trust Series.

The failure or bankruptcy of a clearing broker could result in a substantial loss of the Trust Series’ assets and could impair the Trust Series in its ability to execute trades.

In the event of the bankruptcy of a clearing broker or an Exchange’s clearing house, a Trust Series could be exposed to a risk of loss with respect to its assets that are posted as margin. If such a bankruptcy were to occur, the Trust Series would be afforded the protections granted to customers of a futures commission merchant, or “FCM,” and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims. In any case, there can be no assurance that these protections will be effective in allowing the Trust Series to recover all, or even any, of the amounts it has deposited as margin.

Bankruptcy of a clearing FCM can be caused by, among other things, the default of one of the FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by the Trust Series(as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, the Trust Series could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

On January 13, 2014, new regulations became effective relating to enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and 20 examination programs for FCMs. There can be no assurance that the implementation of these regulations will prevent losses to, or not materially adversely affect, the Trust Series or the Shareholders.

Notwithstanding that a Trust Series could sustain losses upon the failure or bankruptcy of its FCM, the majority of a Trust Series’ assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of an FCM.

The failure or bankruptcy of the Trust Series’ Custodian could result in a substantial loss of the Trust Series’ assets.

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

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, the Funds are susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of a Fund’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Funds and their shareholders could be negatively impacted as a result. While the Funds have established business continuity plans, there are inherent limitations in such plans.

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

Price Range of Shares

USCI’s shares have traded on the NYSE Arca under the symbol “USCI” since August 10, 2010. CPER’s shares have traded on the NYSE Arca under the symbol “CPER” since November 15, 2011. USAG’s shares have traded on the NYSE Arca under the symbol “USAG” since April 13, 2012. The following tables set forth the range of reported high and low sales prices of the shares as reported on the NYSE Arca for the periods indicated below for each of USCI, CPER and USAG.

USCI

	High	Low
Fiscal year 2015
First quarter	$48.42	$44.71
Second quarter	$47.65	$45.21
Third quarter	$47.15	$41.43
Fourth quarter	$42.92	$39.57

	High	Low
Fiscal year 2014
First quarter	$58.92	$54.84
Second quarter	$61.21	$58.16
Third quarter	$60.70	$55.09
Fourth quarter	$55.47	$48.29

As of December 31, 2015, USCI had approximately 34,257 holders of shares.

CPER

	High	Low
Fiscal year 2015
First quarter	$19.47	$16.65
Second quarter	$19.85	$16.96
Third quarter	$17.89	$14.50
Fourth quarter	$16.13	$13.00

	High	Low
Fiscal year 2014
First quarter	$22.78	$19.82
Second quarter	$21.48	$20.24
Third quarter	$22.21	$20.30
Fourth quarter	$20.85	$18.91

As of December 31, 2015, CPER had approximately 471 holders of shares.

USAG

	High	Low
Fiscal year 2015
First quarter	$22.57	$20.22
Second quarter	$20.80	$19.25
Third quarter	$21.76	$20.00
Fourth quarter	$19.98	$18.60

	High	Low
Fiscal year 2014
First quarter	$26.25	$22.07
Second quarter	$26.92	$25.00
Third quarter	$24.76	$22.37
Fourth quarter	$23.51	$21.84

 As of December 31, 2015, USAG had approximately 99 holders of shares.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its shareholders.

Issuer Purchases of Equity Securities

None of the Trust Series purchases shares directly from its shareholders; however, in connection with the redemption of baskets held by Authorized Participants, USCI redeemed 107 baskets (comprising 5,350,000 shares) during the year ended December 31, 2015 and CPER redeemed 1 basket (comprising 50,000 shares) during the year ended December 31, 2015. USAG did not redeem any baskets during the year ended December 31, 2015.

Item 6.	Selected Financial Data.

Financial Highlights for USCI (for the years ended December 31, 2015, 2014, 2013, 2012 and 2011)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Total assets	$521,732	$753,942	$513,723	$488,827	$351,492
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(98,593)	$(135,557)	$(17,220)	$(3,774)	$(64,083)
Net income (loss)	$(103,688)	$(141,838)	$(22,367)	$(8,099)	$(68,101)
Weighted-average shares	12,705,890	12,419,041	9,051,370	7,120,765	6,141,384
Net income (loss) per share	$(7.72)	$(7.82)	$(2.39)	$(0.02)	$(5.90)
Net income (loss) per weighted average share	$(8.16)	$(11.42)	$(2.47)	$(1.14)	$(11.09)
Cash and cash equivalents at end of year	$474,315	$711,985	$474,124	$430,800	$310,492

Financial Highlights for CPER (for the years ended December 31, 2015, 2014, 2013, 2012 and 2011)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011*
Total assets	$2,184	$2,912	$2,379	$2,645	$2,462
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(623)	$(383)	$(233)	$133	$(49)
Net income (loss)	$(636)	$(405)	$(251)	$111	$(53)
Weighted-average shares	118,082	150,411	100,000	100,410	100,019
Net income (loss) per share	$(4.86)	$(3.82)	$(2.51)	$0.96	$(0.53)
Net income (loss) per weighted average share	$(5.39)	$(2.69)	$(2.51)	$1.11	$(0.53)
Cash and cash equivalents at end of year	$1,871	$2,729	$2,041	$2,109	$2,114

*	The commencement of operations of CPER was November 15, 2011.

Financial Highlights for USAG (for the years ended December 31, 2015, 2014, 2013, 2012 and 2011)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012*	Year ended December 31, 2011*
Total assets	$2,023	$2,338	$2,366	$2,638	$1
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(304)	$36	$(255)	$209	$—
Net income (loss)	$(317)	$18	$(277)	$193	$—
Weighted-average shares	100,000	100,000	100,000	113,320	—
Net income (loss) per share	$(3.17)	$0.18	$(2.77)	$0.56	$—
Net income (loss) per weighted average share	$(3.17)	$0.18	$(2.77)	$1.70	$—
Cash and cash equivalents at end of year	$1,821	$2,142	$2,099	$2,000	$1

*	The commencement of operations of USAG was April 13, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on the Selection Date, it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of December 31, 2015, USCI held 723 Futures Contracts on the NYMEX, 4,650 Futures Contracts on the ICE Futures, 4,949 Futures Contracts on the CBOT, 1,148 Futures Contracts on the CME, 5,889 Futures Contracts on the LME and 886 Futures Contracts on the COMEX.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in Other Copper-Related Investments. As of December 31, 2015, CPER held 40 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in Other Agriculture-Related Interests. As of December 31, 2015, USAG held 31 Futures Contracts on the ICE Futures, 35 Futures Contracts on the CBOT, 7 Futures Contracts on the CME and 2 Futures Contract on the KCBT.

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

Commodity Markets
Commodity Futures Price Movements
Year Ended December 31, 2015

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a downward trend during the year ended December 31, 2015. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(“SDCI”)(1)	(14.24)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	(32.86)%
Bloomberg Commodity Index Total Return(2)	(24.66)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(29.63)%

(1)  The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.

(2)   Source: Bloomberg

The value of the SDCI as of January 1, 2015 was $1,475.68. As of December 31, 2015, the value of the SDCI was $1,265.58, down approximately (14.24)%  over the year.

The return of approximately (14.24)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $48.24 and ended the year at $40.52 on December 31, 2015, a decrease of approximately (16.00)% over the year. USCI’s per share NAV reached its high for the year on January 5, 2015 at $48.40 and reached its low for the year on December 17, 2015 at $39.60. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s NAV.

Copper Markets
Copper Futures Price Movements
Year Ended December 31, 2015

As measured by the two major copper indexes, copper futures prices exhibited a downward trend during the year ended December 31, 2015. The table below compares the total returns of the SCI to the Bloomberg Copper Sub index Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(“SCI”)(1)	(24.85)%
Bloomberg Copper Sub Index Total Return(2)	(25.13)%

(1)  The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.

(2)   Source: Bloomberg

The value of the SCI as of January 1, 2015 was $937.33. As of December 31, 2015, the value of the SCI was $704.39, down approximately (24.85)% over the year.

The return of approximately (24.85)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $19.10 and ended the year at $14.24 on December 31, 2015, a decrease of approximately (25.45)% over the year. CPER’s per share NAV reached its high for the year on May 5, 2015 at $19.83 and reached its low for the year on November 23, 2015 at $13.49. See “Tracking Each Trust Series’ Benchmark” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets
Agriculture Futures Price Movements
Year Ended December 31, 2015

As measured by the four major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a downward trend during the year ended December 31, 2015. The table below compares the total returns of the SDAI to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(“SDAI”)(1)	(13.60)%
S&P GSCI® Agriculture Index Total Return(2)	(16.88)%
Bloomberg Agriculture Sub index Total ReturnSM(2)	(15.60)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(17.77)%

(1)  The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.

(2)  Source: Bloomberg

The value of the SDAI as of January 1, 2015 was $ 329.88. As of December 31, 2015, the value of the SDAI was $285.01, down approximately (13.60)% over the year.

The return of approximately (13.60)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $22.97 and ended the year at $19.80 on December 31, 2015, a decrease of approximately (13.80)% over the period. USAG’s per share NAV reached its high for the period on January 6, 2015 at $23.32 and reached its low for the period on December 16, 2015 at $19.52. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USAG’s per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of December 31, 2015, USCI had issued 24,650,000 shares, 12,850,000 of which were outstanding. As of December 31, 2015, there were 25,350,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USAG and CPER were designated as two additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of December 31, 2015, CPER had issued 350,000 shares, 150,000 of which were outstanding. As of December, 31, 2015, there were 29,650,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

On April 13, 2012, USAG listed its shares on the NYSE Arca under the ticker symbol “USAG.” USAG established its initial per share NAV by setting the price at $25.00. On April 14, 2012, USCF purchased 2 initial Creation Baskets of USAG. In accordance with applicable requirements of Regulation M under the Exchange Act, no Creation Baskets were offered to Authorized Participants nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of December 31, 2015, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of December, 31, 2015, there were 19,800,000 shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2015, USCI, CPER and USAG had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014; and for the Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013

USCI

	For the Year ended December 31, 2015	For the Year ended December 31, 2014	For the Year ended December 31, 2013
Per share net asset value, end of period	$40.52	$48.24	$56.06
Average daily total net assets	$564,246,884	$702,058,268	$509,704,914
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$462,464	$323,118	$265,555
Annualized yield based on average daily total net assets	0.08%	0.05%	0.05%
Management fee	$4,513,975	$5,887,414	$4,842,197
Total fees and other expenses excluding management fees	$1,773,760	$1,394,071	$978,267
Fees and expenses related to the registration or offering of additional shares	$–	$850	$850
Total commissions accrued to brokers	$711,491	$653,625	$390,945
Total commissions as annualized percentage of average total net assets	0.13%	0.09%	0.08%
Commissions accrued as a result of rebalancing	$675,051	$614,322	$376,294
Percentage of commissions accrued as a result of rebalancing	94.88%	93.99%	96.25%
Commissions accrued as a result of creation and redemption activity	$36,440	$39,303	$14,651
Percentage of commissions accrued as a result of creation and redemption activity	5.12%	6.01%	3.75%

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

The decrease in the per share NAV for December 31, 2015, compared to the year ended December 31, 2014 was due to the decrease in values of the Futures Contracts held by USCI; and the decrease in the per share NAV for December 31, 2014, compared to the year ended December 31, 2013 was primarily due to the decrease in values of the Futures Contracts held by USCI.

The increase in dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2015, compared to year ended December 31, 2014 was primarily due to USCI’s increase on interest earned on Treasuries, cash and/or cash equivalents; and for the year ended December 31, 2014, compared to year ended December 31, 2013 was primarily due to USCI’s larger size as measured by total net assets.

The increase in total gross fees and expenses excluding management fees for December 31, 2015, compared to the year ended December 31, 2014 was primarily due to an increase in USCI’s accrued tax; and for the year ended December 31, 2014, compared to the year ended December 31, 2013, the increase in total fees and expenses excluding management fees was due to an increase in USCI’s commissions resulting from USCI’s larger size as represented by total net assets as well as the transition trades due to change of FCM.

The increase in USCI’s total commissions accrued to brokers for December 31, 2015, compared to the year ended December 31, 2014 was primarily due to increase in contracts traded during rebalancing and for the year ended December 31, 2014, compared to December 31, 2013, the increase in USCI’s total commissions accrued to brokers was primarily due to an increase in USCI’s total net assets (due to net creations) as well as an increase in the number of contracts traded due to the transition from one FCM to another.

CPER

	For the Year ended December 31, 2015	For the Year ended December 31, 2014	For the Year ended December 31, 2013
Per share net asset value, end of period	$14.24	$19.10	$22.92
Average daily total net assets	$1,963,135	$3,151,177	$2,296,522
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,408	$1,455	$1,260
Annualized yield based on average daily total net assets	0.07%	0.05%	0.05%
Management fee	$12,760	$20,483	$14,927
Total fees and other expenses excluding management fees	$62,540	$68,468	$86,632
Total amount of the expense waiver	$59,601	$62,989	$81,789
Expenses before allowance for the expense waiver	$75,300	$88,951	$101,559
Expenses after allowance for the expense waiver	$15,699	$25,962	$19,770
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$947	$1,896	$916
Total commissions as annualized percentage of average total net assets	0.05%	0.06%	0.04%
Commissions accrued as a result of rebalancing	$588	$1,382	$916
Percentage of commissions accrued as a result of rebalancing	62.13%	72.89%	100%
Commissions accrued as a result of creation and redemption activity	$359	$514	$—
Percentage of commissions accrued as a result of creation and redemption activity	37.87%	27.11%	—%

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

The decrease in the per share NAV for December 31, 2015, compared to the year ended December 31, 2014 was primarily due to the decrease in values of the Futures Contracts held by CPER; and for the year ended December 31, 2014, compared to the year ended December 31, 2013, the decrease in the per share NAV was primarily due to the decrease in values of the Futures Contracts held by CPER.

The dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2015, compared to year ended December 31, 2014 was higher. The dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2014, compared to December 31, 2013, was similar. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the year ended December 31, 2015, compared to year ended 2014 and similar during the year ended December 31, 2014, compared to year ended December 31, 2013.

The decrease in total gross fees and expenses excluding management fees for December 31, 2015, compared to the year ended December 31, 2014 was primarily due to a decrease in certain of CPER’s operating expenses; and for the year ended December 31, 2014, compared to the year ended December 31, 2013, the decrease in total gross fees and expenses excluding management fees was primarily due to a decrease in certain of CPER’s operating expenses.

The decrease in CPER’s total commissions accrued to brokers for December 31, 2015, compared to the year ended December 31, 2014 was due to decrease in number of contracts traded; and for the year ended December 31, 2014, compared to December 31, 2013, the increase in total commissions accrued to brokers were primarily due to the total number of contracts traded as well as the transition trades due to change of the FCM.

USAG

	For the Year ended December 31, 2015	For the Year ended December 31, 2014	For the Year ended December 31, 2013
Per share net asset value, end of period	$19.80	$22.97	$22.79
Average daily total net assets	$2,092,129	$2,441,385	$2,389,364
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,466	$1,176	$1,328
Annualized yield based on average daily total net assets	0.07%	0.05%	0.06%
Management fee	$13,599	$17,092	$19,115
Total fees and other expenses excluding management fees	$59,456	$50,816	$87,824
Total amount of the expense waiver	$56,318	$46,339	$81,772
Expenses before allowance for the expense waiver	$73,055	$67,908	$106,939
Expenses after allowance for the expense waiver	$16,737	$21,569	$25,167
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$3,116	$2,020	$2,003
Total commissions as annualized percentage of average total net assets	0.15%	0.08%	0.08%
Commissions accrued as a result of rebalancing	$3,116	$2,020	$2,003
Percentage of commissions accrued as a result of rebalancing	100%	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

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

The decrease in the per share NAV for December 31, 2015, compared to the year ended December 31, 2014 was due to the decrease in values of the Futures Contracts held by USAG; and the increase in the per share NAV for the year ended December 31, 2014, compared to the year ended December 31, 2013, was primarily due to an increase in values of the Futures Contracts held by USAG.

USAG’s dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2015, compared to year ended December 31, 2014 was larger. The dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2014, compared to year ended December 31, 2013 was similar. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the year ended December 31, 2015, compared to year ended 2014 and similar during the year ended December 31, 2014, compared to year ended 2013.

The increase in gross total fees and expenses excluding management fees for December 31, 2015, compared to the year ended December 31, 2014, was primarily due to an increase in certain of USAG’s operating expenses; and the decrease in gross total fees and expenses excluding management fees for the year ended December 31, 2014, compared to the year ended December 31, 2013, was primarily due to a decrease in certain of USAG’s operating expenses.

USAG’s total commissions accrued to brokers for December 31, 2015, compared to the year ended December 31, 2014 increased primarily as a result of the higher number of contracts traded; and for the year ended December 31, 2014, compared to December 31, 2013, the total commissions accrued to brokers remained static.

For the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014; and for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

USCI

	For the three months ended December 31, 2015	For the three months ended December 31, 2014	For the three months ended December 31, 2013
Per share net asset value, end of period	$40.52	$48.24	$56.06
Average daily total net assets	$524,673,153	$817,200,303	$508,589,477
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$185,129	$89,995	$59,083
Annualized yield based on average daily total net assets	0.14%	0.04%	0.05%
Management fee	$1,057,971	$1,647,834	$1,217,828
Total fees and other expenses excluding management fees	$380,185	$485,590	$252,406
Fees and expenses related to the registration or offering of additional shares	$–	$–	$–
Total commissions accrued to brokers	$190,423	$207,424	$106,806
Total commissions as annualized percentage of average total net assets	0.14%	0.10%	0.08%
Commissions accrued as a result of rebalancing	$180,598	$200,561	$100,298
Percentage of commissions accrued as a result of rebalancing	94.84%	$96.69%	93.91%
Commissions accrued as a result of creation and redemption activity	$9,825	$6,863	$6,508
Percentage of commissions accrued as a result of creation and redemption activity	5.16%	3.31%	6.09%

The decrease in the per share NAV for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 was due to the decrease in values of the Futures Contracts held by USCI; and the decrease in the per share NAV for the three months ended December 31, 2014, compared to the three months ended December 31, 2013 was primarily due to the decrease in values of the Futures Contracts held by USCI.

The decrease in USCI’s average daily total net assets for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, assets was primarily due to a decrease in the value of futures contracts held by USCI; and for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, the increase in USCI’s average daily total net assets was primarily due to an increase in size due to net creations.

The increase in USCI’S dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2015, compared to the three months ended December 31, 2014 was due to higher yield earned on Treasuries, cash and/or cash equivalents; and for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, the increase was primarily due to USCI’s larger size as measured by total net assets.

The decrease in USCI’s total fees and expenses excluding management fees for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 was due to a decrease in USCI’s commissions resulting from USCI’s smaller size as represented by total net assets; and for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, the increase in USCI’s total fees and expenses excluding management fees was due to an increase in USCI’s commissions resulting from USCI’s larger size as represented by total net assets.

The decrease in USCI’s total commissions accrued to brokers for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily due to a decrease in USCI’s total net assets resulting in less contracts traded; and for the three months ended December 31, 2014, compared to the three months December 31, 2013, the increase in USCI’s total commissions accrued to brokers was primarily due to an increase in USCI’s total net assets (due to net creations) as well as an increase in the number of contracts traded during the rebalancing periods.

CPER

	For the three months ended December 31, 2015	For the three months ended December 31, 2014	For the three months ended December 31, 2013
Per share net asset value, end of period	$14.24	$19.10	$22.92
Average daily total net assets	$2,215,133	$3,015,303	$2,217,614
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$569	$340	$270
Annualized yield based on average daily total net assets	0.10%	0.04%	0.05%
Management fee	$3,629	$4,940	$3,633
Total fees and other expenses excluding management fees	$16,780	$16,751	$15,951
Total amount of the expense waiver	$15,952	$15,611	$14,618
Expenses before allowance for the expense waiver	$20,409	$21,691	$19,584
Expenses after allowance for the expense waiver	$4,457	$6,080	$4,966
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$213	$225	$367
Total commissions as annualized percentage of average total net assets	0.04%	0.03%	0.07%
Commissions accrued as a result of rebalancing	$213	$225	$367
Percentage of commissions accrued as a result of rebalancing	100%	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

The decrease in the per share NAV for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 was primarily due to the decrease in values of the Futures Contracts held by CPER; and for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, the decrease in the per share NAV was primarily due to the decrease in values of the Futures Contracts held by CPER.

The decrease in CPER’s average daily total net assets for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 was primarily due to a decrease in values of futures contracts held in CPER; and for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, the increase in CPER’s average daily total net assets was primarily due to an increase in size due to net creation.

The dividend and interest income earned on Treasuries, cash and/or cash equivalents for the three months ended December 31, 2015, compared to year ended December 31, 2014, was higher. The dividend and interest income earned on Treasuries, cash and/or cash equivalents for December 31, 2014, compared to December 31, 2013, was similar. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended December 31, 2015, compared to the three months ended 2014 and similar during the three months ended December 31, 2014, compared to the three months ended 2013.

The total gross fees and expenses excluding management fees for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, were similar; and for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, the slight increase in total gross fees and expenses excluding management fees was primarily due to an increase in certain of CPER’s operating expenses.

CPER’s total commissions accrued to brokers for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 were similar; and for the three months ended December 31, 2014, compared to December 31, 2013, were similar and primarily due to the total number of contracts traded.

USAG

	For the three months ended December 31, 2015	For the three months ended December 31, 2014	For the three months ended December 31, 2013
Per share net asset value, end of period	$19.80	$22.97	$22.79
Average daily total net assets	$2,010,205	$2,352,554	$2,337,457
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$484	$267	$292
Annualized yield based on average daily total net assets	0.10%	0.05%	0.05%
Management fee	$3,294	$3,855	$4,713
Total fees and other expenses excluding management fees	$16,761	$22,974	$6,132
Total amount of the expense waiver	$16,121	$21,749	$4,637
Expenses before allowance for the expense waiver	$20,055	$26,829	$10,845
Expenses after allowance for the expense waiver	$3,934	$5,080	$6,208
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$1,510	$555	$479
Total commissions as annualized percentage of average total net assets	0.30%	0.09%	0.08%
Commissions accrued as a result of rebalancing	$1,150	$555	$479
Percentage of commissions accrued as a result of rebalancing	100%	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

The decrease in the per share NAV for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 was due to the decrease in values of the Futures Contracts held by USAG; and the increase in the per share NAV for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, was primarily due to an increase in values of the Futures Contracts held by USAG.

USAG’s average daily total net assets for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was lower primarily due to a decrease in values of the Futures Contracts held by USAG; and for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, USAG’s average daily total net assets was similar.

USAG’s dividend and interest income earned on Treasuries, cash and/or cash equivalents for the three months ended December 31, 2015, compared to year ended December 31, 2014, was higher; and for the three months ended December 31, 2014, compared to December 31, 2013, was similar. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the three months ended December 31, 2015, compared to the three months ended 2014 and similar during the three months ended December 31, 2014, compared to the three months ended 2013.

The decrease in total gross fees and expenses excluding management fees for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was primarily due to a decrease in certain USAG’s operating expenses; and for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, the increase in total gross fees and expenses excluding management fees was primarily due to an increase in certain of USAG’s operating expenses.

USAG’s total commissions accrued to brokers for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 were higher and primarily due to the total number of contracts traded; and for the three months ended December 31, 2014, compared to the three month ended December 31, 2013, were similar and primarily due to the total number of contracts traded.

Portfolio Holdings for USCI

During the year ended December 31, 2015, USCI’s portfolio held at all times Futures Contracts based on at least fourteen different commodities. Due to changes in the composition of the SDCI, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The SDCI” below). The table below lists the Benchmark Component Futures Contracts held during the year ended December 31, 2015.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2015	2/1/2015	3/1/2015	4/1/113	5/1/2015	6/1/2015	7/1/2015	8/1/2015	9/1/2015	10/1/2015	11/1/2015	12/1/2015
Crude Oil (Brent)
Crude Oil (WTI)
Gas Oil		●	●	●
Heating Oil	●	●	●	●
Natural Gas		●
Unleaded Gasoline					●	●	●	●	●	●	●	●
Feeder Cattle	●	●	●	●	●	●	●	●	●	●	●	●
Lean Hogs	●						●	●	●	●
Live Cattle	●	●	●	●	●	●	●	●	●			●
Corn	●		●	●			●	●	●	●	●	●
Soybeans						●	●	●	●	●	●	●
Soybean Meal	●	●	●	●	●	●	●	●	●	●	●
Soybean Oil						●		●	●		●	●
Wheat	●					●	●	●	●	●	●	●
Aluminum	●	●	●	●	●	●	●	●	●	●
Copper		●	●	●	●	●	●			●
Lead				●	●	●	●				●	●
Nickel	●	●	●	●
Tin	●							●		●	●	●
Zinc	●	●	●	●	●	●	●
Gold	●	●	●	●	●	●	●	●	●	●	●	●
Platinum					●
Silver				●	●	●			●	●	●	●
Cocoa	●	●	●	●	●	●	●	●	●	●	●	●
Coffee	●	●	●
Cotton					●			●	●	●	●	●
Sugar		●	●		●						●	●

— = Component

Source: Bloomberg

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2015. Second, while the tables above list the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2015	2/1/2015	3/1/2015	4/1/113	5/1/2015	6/1/2015	7/1/2015	8/1/2015	9/1/2015	10/1/2015	11/1/2015	12/1/2015	YTD Spot Price Performance
Unleaded Gasoline	●				●	●	●	●	●	●	●	●	-11.7%
Natural Gas	●	●	●	●			●		●	●	●	●	-19.1%
Crude Oil (WTI)	●	●	●	●	●	●	●	●		●			-30.5%
Crude Oil (Brent)	●	●		●	●	●							-35.0%
Gas Oil	●	●			●							●	-36.3%
Heating Oil	●	●	●								●	●	-40.4%
Live Cattle	●	●	●	●	●	●	●	●	●	●	●	●	-18.0%
Feeder Cattle	●	●	●	●	●	●	●	●	●	●	●	●	-23.9%
Lean Hogs		●	●	●	●	●	●	●	●	●	●	●	-26.4%
Soybean Oil								●					-4.4%
Corn						●	●						-9.6%
Soybeans	●		●	●		●	●		●				-14.5%
Wheat													-20.3%
Soybean Meal	●	●	●	●	●	●	●	●	●	●	●	●	-27.5%
Lead													-2.9%
Aluminum								●	●	●	●	●	-17.9%
Copper	●	●	●	●	●					●			-24.4%
Tin			●					●					-24.9%
Zinc		●		●				●	●	●	●	●	-26.2%
Nickel					●	●	●	●	●	●	●	●	-41.8%
Gold											●	●	-10.5%
Silver													-11.5%
Platinum	●	●	●	●	●	●	●	●	●	●			-26.2%
Cocoa	●	●	●	●	●	●	●	●	●	●	●	●	10.3%
Cotton	●	●	●	●	●	●	●		●		●		5.0%
Sugar													5.0%
Coffee			●	●	●	●	●	●	●	●	●	●	-23.9%

• = Component

Source: Bloomberg

Tracking each Trust Series’ Benchmark

USCF seeks to manage each Trust Series’ portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the changes in the average price of the Applicable Index, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in a Trust Series’ per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Applicable Index. As an example, if the average daily movement of the price of the Applicable Index for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Applicable Index’s results). Each Trust Series’ portfolio management goals do not include trying to make the nominal price of its per share NAV equal to the nominal price of the Applicable Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts and Other Related Investments.

USCI

For the 30 valuation days ended December 31, 2015, the simple average daily change in the SDCI was 0.050%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.045%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (1.283)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended December 31, 2015, the last trading day in December. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts for the three years ended December 31, 2015.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to December 31, 2015, the simple average daily change in the SDCI was (0.006)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.012)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (9.845)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USCI versus the return of the SDCI can be calculated by comparing the actual return of USCI, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USCI’s returns had been exactly the same as the daily changes in the price of the SDCI.

For the year ended December 31, 2015, the actual total return of USCI as measured by changes in its per share NAV was (16.00)%. This is based on an initial per share NAV of $48.24 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $40.52. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $41.37 as of December 31, 2015, for a total return over the relevant time period of (14.24)%. The difference between the actual per share NAV total return of USCI of (16.00)% and the expected total return based on the SDCI of (14.24)% was an error over the time period of (1.76)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2015, USCI earned interest income of $462,464, which is equivalent to a weighted average income rate of approximately 0.08% for such period. In addition, during the year ended December 31, 2015, USCI also collected $15,400 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2015, USCI incurred total expenses of $6,287,735. Income from interest and Authorized Participant collections net of expenses was $(5,810,221), which is equivalent to a weighted average net income rate of approximately (1.03)% for the year ended December 31, 2014.

By comparison, for the year ended December 31, 2014, the actual total return of USCI as measured by changes in its per share NAV was (13.95)%. This is based on an initial per share NAV of $56.06 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $48.24. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $49.28 as of December 31, 2014, for a total return over the relevant time period of (12.09)%. The difference between the actual per share NAV total return of USCI of (13.95)% and the expected total return based on the SDCI of (12.09)% was an error over the time period of (1.86)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDCI total return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2014, USCI earned interest income of $323,118, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the year ended December 31, 2014, USCI also collected $23,400 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2014, USCI incurred total expenses of $7,281,485. Income from interest and Authorized Participant collections net of expenses was $(6,934,967), which is equivalent to a weighted average net income rate of approximately (0.99)% for the year ended December 31, 2014.

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

CPER

For the 30 valuation days ended December 31, 2015, the simple average daily change in the SCI was 0.044%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.046% The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.416)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended December 31, 2015, the last trading day in December. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the Benchmark Component Copper Futures Contracts for the three years ended December 31, 2015.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to December 31, 2015, the simple average daily change in the SCI was (0.042)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.046)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.099)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of CPER versus the return of the SCI can be calculated by comparing the actual return of CPER, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that CPER’s returns had been exactly the same as the daily changes in the price of the SCI.

For the year ended December 31, 2015, the actual total return of CPER as measured by changes in its per share NAV was (25.45)%. This is based on an initial per share NAV of $19.10 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $14.24. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SCI, CPER would have had an estimated per share NAV of $14.35 as of December 31, 2015, for a total return over the relevant time period of (24.85)%. The difference between the actual per share NAV total return of CPER of (25.45)% and the expected total return based on the SCI of (24.85)% was an error over the time period of (0.60)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2015, CPER earned interest income of $1,408, which is equivalent to a weighted average income rate of approximately 0.07% for such period. During the year ended December 31, 2015, CPER collected $700 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2015, CPER incurred net expenses of $15,699. Income from interest and Authorized Participant collections net of expenses was $(13,591), which is equivalent to a weighted average net income rate of approximately (0.69)% for the year ended December 31, 2014.

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

USAG

For the 30-valuation days ended December 31, 2015, the simple average daily change in the SDAI was 0.026%, while the simple average daily change in the per share NAV of USAG over the same time period was 0.014%. The average daily difference was (0.012)% (or (1.2)% basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was (1.895)%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended December 31, 2015, the last trading day in December. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the Benchmark Component Agriculture Futures Contracts for the two years ended December 31, 2015.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to December 31, 2015, the simple average daily change in the SDAI was (0.019)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.022)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was (8.682)%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USAG versus the return of the SDAI can be calculated by comparing the actual return of USAG, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that USAG’s returns had been exactly the same as the daily changes in the price of the SDAI.

For the year ended December 31, 2015, the actual total return of USAG as measured by changes in its per share NAV was (13.80)%. This is based on an initial per share NAV of $22.97 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $19.80. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $19.85 as of December 31, 2015, for a total return over the relevant time period of (13.58)%. The difference between the actual per share NAV total return of USAG of (13.80)% and the expected total return based on the SDAI of (13.58)% was an error over the time period of (0.22)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI. These expenses are offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the year ended December 31, 2015, USAG earned interest income of $1,466, which is equivalent to a weighted average income rate of approximately 0.07% for such period. During the year ended December 31, 2015, USAG did not have any baskets for creates or redeems. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2015, USAG incurred net expenses of $16,737. Income from interest and Authorized Participant collections net of expenses was $(15,271), which is equivalent to a weighted average net income rate of approximately (0.73)% for the year ended December 31, 2015.

For the year ended December 31, 2014, the actual total return of USAG as measured by changes in its per share NAV was 0.79%. This is based on an initial per share NAV of $22.79 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $22.97. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $23.60 as of December 31, 2014, for a total return over the relevant time period of 3.55%. The difference between the actual per share NAV total return of USAG of 0.79% and the expected total return based on the SDAI of 3.55% was an error over the time period of 2.76%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDAI total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the year ended December 31, 2014, USAG earned interest income of $1,176, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the year ended December 31, 2014, USAG did not collect from its Authorized Participants for creating or redeeming baskets of shares. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2014, USAG incurred net expenses of $21,569. Income from interest and Authorized Participant collections net of expenses was $(20,393), which is equivalent to a weighted average net income rate of approximately (0.84)% for the year ended December 31, 2014.

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

Factors That Can Impact Ability to Track Futures Contracts

There are currently four factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the year ended December 31, 2015. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2015. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2015. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2015. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2015. During the year ended December 31, 2015, no Trust Series held any Other Related Investments.

Finally, a Trust Series could hold Other-Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2015, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from December 31, 2005 through December 31, 2015.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from December 31, 2005 through December 31, 2015 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for

the periods ending 2005 to 2015

Year	Ending Level*	Annual Return
2005	781.94	32.03%
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns 2005 to 2015

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2015.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2015
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI
Total return	2.42%	(29.05)%	133.79%	462.43%
Average annual return (total)	2.38%	2.44%	7.77%	12.23%
Annualized volatility	16.86%	23.46%	19.36%	15.48%
Annualized Sharpe ratio	0.01	0.01	0.28	0.63

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through December 31, 2015 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2015; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI

(12/31/2005 — 12/31/2015)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI

(12/31/2010 — 12/31/2015)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SCI

The table and chart below show the hypothetical performance of the SCI from December 31, 2005 through December 31, 2015.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the SCI would have performed from December 31, 2005 through December 31, 2015 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCI for the period

from 2005 to 2015

Year	Ending Level*	Annual Return
2005	550.909	77.24%
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%

*	The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SCI Year-Over-Year

Hypothetical Total Returns (12/31/05-12/31/15)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2015.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2015
	BCOM HG TR	Spot Copper (less storage)	SCI TR
Total return	204.14%	65.05%	349.80%
Average annual return (total)	13.36%	9.40%	16.23%
Annualized volatility	27.27%	26.27%	26.67%
Annualized Sharpe ratio	0.41	0.27	0.52

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCI from December 31, 1997 through December 31, 2015 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Sub index Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Sub index Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Sub index Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2015; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes over a ten year period.

10 Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI (12/31/2005-12/31/2015)

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

Cost, and the Hypothetical Returns of the SCI (12/31/2010-12/31/2015)

Source: SHIM, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SDAI

The table and chart below show the hypothetical performance of the SDAI from December 31, 2005 through December 31, 2015.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from December 31, 2005 through December 31, 2015 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2005 through December 31, 2015

Year	Ending Level*	Annual Return
2005	231.652	8.58%
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.610	3.39%
2013	324.10	(10.12)%
2014	329.880	1.78%
2015	285.010	(13.60)%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (12/31/2005-12/31/2015)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through December 31, 2015.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2015
	BCOM AG TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI
Total return	(39.63)%	(64.44)%	(26.00)%	(32.26)%
Average annual return (total)	(1.10)%	(3.98)%	(0.30)%	2.59%
Annualized volatility	20.46%	21.31%	19.67%	15.36%
Annualized Sharpe ratio	(0.15)	(0.28)	(0.12)	0.03

The table above shows the performance of the SDAI from December 31, 1997 through December 31, 2015 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Agriculture Sub index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Sub index Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through December 31, 2015; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

10 Year Comparison of Index Returns of the BCOM AG TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI

(12/31/2005-12/31/2015)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM AG TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI

(12/31/2010-12/31/2015)

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

Liquidity and Capital Resources

None of the Trust Series has made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. Each Trust Series has met, and it is anticipated that each Trust Series will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. Each Trust Series’ liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC swaps and payment of its expenses, summarized below under “Contractual Obligations.”

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2015, the Trust Series’ expenses exceeded the income earned or the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2014, the Trust Series’ expenses exceeded the income each Trust Series earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, the Trust Series’ NAV was negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2015, none of the Trust Series was forced to purchase or liquidate any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the year ended December 31, 2015, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the year ended December 31, 2015, CPER did not make investments on any foreign exchanges. During the year ended December 31, 2015, the only foreign exchange on which USAG made investments was the ICE Futures. Those Futures Contracts are denominated in Canadian dollars and U.S. dollars. If, in the future, a Trust Series purchases OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2015, each of USCI, CPER and USAG held cash deposits and investments in Treasuries in the amount of $530,306,994, $2,304,696 and $1,960,209, respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian and/or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2015, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of December 31, 2015 or had direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Effective May 1, 2015 and continuing through December 31, 2015, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER, and 0.65% per annum of average daily total net assets for USAG. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by each of CPER and USAG on a discretionary basis from 0.95% to 0.65% and 0.80% per annum of average daily total net assets, respectively. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2015, FCM fees were approximately 0.13% of average daily total net assets for USCI, approximately 0.05% of average daily total net assets for CPER, and approximately 0.15% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis, through at least April 30, 2016. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust.

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

As of December 31, 2015, USCI’s portfolio consisted of 18,245 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 40 Futures Contracts traded on the COMEX, and USAG’s portfolio consisted of 75 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see www.unitedstatescommodityfunds.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER and USAG during the year ended December 31, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

OTC Derivatives (Including Spreads and Straddles)

Each Trust Series may purchase OTC swaps. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swaps bears the credit risk that the other party may not be able to perform its obligations under its contract.

The Trust, on behalf of each Trust Series, may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transaction). In the most common type of EFRP transaction entered into by the Trust, the OTC component is the purchase or sale of one or more baskets of a Trust Series shares. These EFRP transactions may expose a Trust Series to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

During the 12 month reporting period ended December 31, 2015, each Trust Series limited did not have EFRP transactions.

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

Item 8.	Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Index to Financial Statements

Documents	Page
Management’s Annual Report on Internal Control Over Financial Reporting.	108

Reports of Independent Registered Public Accounting Firm.	109

Statements of Financial Condition at December 31, 2015 and 2014.	111

Schedule of Investments at December 31, 2015 and 2014.	115

Statements of Operations for the years ended December 31, 2015, 2014 and 2013.	121

Statements of Changes in Capital for the years ended December 31, 2015, 2014 and 2013 and Statements of Changes in Shares Outstanding for the years ended December 31, 2015, 2014 and 2013.	125

Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.	129

Notes to Financial Statements for the years ended December 31, 2015, 2014 and 2013.	133

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust’s and each Trust Series’ internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2015, the internal control over financial reporting for the Trust and each Trust Series is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Sponsor of

United States Commodity Index Funds Trust

We have audited the internal control over financial reporting of the United States Commodity Index Funds Trust (the “Trust”), the United States Commodity Index Fund, the United States Copper Index Fund and the United States Agriculture Index Fund (collectively, the “Series”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s and the Series’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s and the Series’ internal control over financial reporting based on our audit.

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

In our opinion, the Trust and the Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2015, of the Trust and the Series and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 11, 2016

Report of Independent Registered Public Accounting Firm

To the Sponsor of

United States Commodity Index Funds Trust

We have audited the accompanying statements of financial condition of the United States Commodity Index Funds Trust (the “Trust”), the United States Commodity Index Fund, the United States Copper Index Fund and the United States Agriculture Index Fund (collectively, the “Series”), in total and for the Series as of December 31, 2015 and 2014, including the schedule of investments as of December 31, 2015 and 2014, and the related statements of operations, changes in capital and changes in shares outstanding and cash flows for the years ended December 31, 2015, 2014 and 2013. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the United States Commodity Index Funds Trust, the United States Commodity Index Fund, the United States Copper Index Fund and the United States Agriculture Index Fund as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Trust’s and the Series’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016 expressed an unqualified opinion on the Trust’s and the Series’ internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 11, 2016

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2015 and 2014

United States Commodity Index Fund

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$474,315,271	$711,984,950
Equity in trading accounts:
Cash and cash equivalents	55,991,723	80,222,326
Unrealized gain (loss) on open commodity futures contracts	(8,582,227)	(38,267,159)
Interest receivable	1,261	1,261
Directors' fees and insurance receivable	6,190	-
ETF transaction fees receivable	-	1,050

Total assets	$521,732,218	$753,942,428

Liabilities and Capital
Payable for shares redeemed	$-	$43,736,649
Management fees payable (Note 4)	359,544	531,781
Professional fees payable	693,889	494,705
Brokerage commissions payable	42,815	42,815
Directors' fees and insurance payable	-	15,638

Total liabilities	1,096,248	44,821,588

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	520,635,970	709,120,840
Total Capital	520,635,970	709,120,840

Total liabilities and capital	$521,732,218	$753,942,428

Shares outstanding	12,850,000	14,700,000
Net asset value per share	$40.52	$48.24
Market value per share	$40.47	$48.29

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2015 and 2014

United States Copper Index Fund

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,871,256	$2,729,373
Equity in trading accounts:
Cash and cash equivalents	433,440	337,148
Unrealized gain (loss) on open commodity futures contracts	(180,625)	(197,525)
Receivable from Sponsor (Note 4)	59,601	42,830
Interest receivable	-	25
Directors' fees and insurance receivable	32	-

Total assets	$2,183,704	$2,911,851

Liabilities and Capital
Management fees payable (Note 4)	$1,156	$1,612
Professional fees payable	47,158	44,577
Directors' fees and insurance payable	-	35

Total liabilities	48,314	46,224

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	2,135,390	2,865,627
Total Capital	2,135,390	2,865,627

Total liabilities and capital	$2,183,704	$2,911,851

Shares outstanding	150,000	150,000
Net asset value per share	$14.24	$19.10
Market value per share	$14.27	$19.02

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2015 and 2014

United States Agricultural Index Fund

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,820,742	$2,142,415
Equity in trading accounts:
Cash and cash equivalents	139,467	222,826
Unrealized gain (loss) on open commodity futures contracts	6,157	(66,576)
Receivable from Sponsor (Note 4)	56,324	39,139
Interest receivable	46	46

Total assets	$2,022,736	$2,337,850

Liabilities and Capital
Management fees payable (Note 4)	$2,171	$1,294
Professional fees payable	40,981	39,850
Directors' fees and insurance payable	64	104

Total liabilities	43,216	41,248

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	1,979,520	2,296,602
Total Capital	1,979,520	2,296,602

Total liabilities and capital	$2,022,736	$2,337,850

Shares outstanding	100,000	100,000
Net asset value per share	$19.80	$22.97
Market value per share	$19.39	$22.57

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2015 and 2014

United States Commodity Index Funds Trust

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 6)	$478,007,269	$718,659,173
Equity in trading accounts:
Cash and cash equivalents	56,564,630	81,100,456
Unrealized gain (loss) on open commodity futures contracts	(8,756,695)	(38,667,824)
Receivable from Sponsor (Note 4)	115,925	119,754
Interest receivable	1,307	1,343
Directors' fees and insurance receivable	6,222	-
ETF transaction fees receivable	-	1,050

Total assets	$525,938,658	$761,213,952

Liabilities and Capital
Payable for shares redeemed	$-	$43,736,649
Management fees payable (Note 4)	362,871	535,815
Professional fees payable	782,028	618,128
Brokerage commissions payable	42,815	42,815
Directors' fees and insurance payable	64	15,856

Total liabilities	1,187,778	44,949,263

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	524,750,880	716,264,689
Total Capital	524,750,880	716,264,689

Total liabilities and capital	$525,938,658	$761,213,952

Shares outstanding	13,100,000	15,050,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2015

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Lead Futures LL January 2016 contracts, expiring January 2016	879	$(3,401,194)	(0.65)
LME Tin Futures LT February 2016 contracts, expiring February 2016	536	(635,560)	(0.12)
LME Zinc Futures LX February 2016 contracts, expiring February 2016	774	(8,298,363)	(1.60)
ICE-US Cotton #2 Futures CT March 2016 contracts, expiring March 2016	1,166	457,450	0.09
LME Aluminum Futures LA March 2016 contracts, expiring March 2016	971	(475,970)	(0.09)
ICE-US Sugar #11 Futures SB May 2016 contracts, expiring April 2016	2,313	1,703,218	0.33
LME Lead Futures LL May 2016 contracts, expiring May 2016	956	1,585,563	0.30
ICE-US Cocoa Futures CC July 2016 contracts, expiring July 2016	1,171	(193,320)	(0.04)
	8,766	(9,258,176)	(1.78)
United States Contracts
CBOT Corn Futures C March 2016 contracts, expiring March 2016	2,067	(3,314,538)	(0.64)
CBOT Soybean Futures S March 2016 contracts, expiring March 2016	866	(1,157,925)	(0.22)
CME Feeder Cattle Futures LC March 2016 contracts, expiring March 2016	469	690,863	0.13
COMEX Silver Futures SI March 2016 Contracts, expiring March 2016	537	(4,878,265)	(0.94)
CME Live Cattle Futures LC April 2016 contracts, expiring April 2016	679	1,255,707	0.24
COMEX Gold Futures GC April 2016 contracts, expiring April 2016	349	(136,540)	(0.02)
CBOT Soybean Oil Futures BO July 2016, expiring July 2016	2,016	2,713,860	0.52
NYMEX RBOB Gasoline Futures RB December 2016, expiring November 2016	723	264,823	0.05
	7,706	(4,562,015)	(0.88)
Open Futures Contracts - Short*
Foreign Contracts
LME Lead Futures LL January 2016 contracts, expiring January 2016	879	(1,603,795)	(0.30)
LME Tin Futures LT February 2016 contracts, expiring February 2016	26	4,504	0.00 **
LME Zinc Futures LX February 2016 contracts, expiring February 2016	774	6,931,598	1.33
LME Lead Futures LL May 2016 contracts, expiring May 2016	94	(94,343)	(0.02)
	1,773	5,237,964	1.01
Total Open Futures Contracts***	18,245	$(8,582,227)	(1.65)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.10%, 1/14/2016	$30,000,000	$29,998,917	5.76
0.23%, 3/03/2016	60,000,000	59,976,233	11.52
0.26%, 3/31/2016	60,000,000	59,961,750	11.52
0.26%, 5/05/2016	30,000,000	29,972,917	5.76
0.33%, 5/12/2016	40,000,000	39,951,233	7.67
0.35%, 5/26/2016	30,000,000	29,958,025	5.76
0.53%, 6/09/2016	30,000,000	29,930,000	5.75
0.46%, 6/23/2016	20,000,000	19,955,533	3.83
Total Cash Equivalents		$299,704,608	57.57

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

** Represents less than 0.005%.

*** Collateral amounted to $55,991,723 on open futures contracts.

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

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2015

United States Copper Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2016 contracts, expiring March 2016*	40	$(180,625)	(8.46)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.20%, 4/28/2016	$500,000	$499,681	23.40
0.26%, 5/05/2016	250,000	249,774	11.70
0.46%, 6/23/2016	250,000	249,444	11.68
Total Cash Equivalents		$998,899	46.78

* Collateral amounted to $433,440 on open futures contracts.

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

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2015

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Cotton #2 Futures CT March 2016 contracts, expiring March 2016	5	$2,170	0.11
ICE-Canola Futures RS March 2016 contracts, expiring March 2016	3	279	0.01
ICE-US Sugar #11 Futures SB May 2016 contracts, expiring April 2016	15	42,347	2.14
ICE-US Cocoa Futures CC July 2016 contracts, expiring July 2016	5	(220)	(0.01)
ICE-US Coffee-C Futures KC July 2016 contracts, expiring July 2016	3	3,694	0.19
	31	48,270	2.44
United States Contracts
CME Lean Hogs Futures LH Febuary 2016 contracts, expiring February 2016	3	2,453	0.12
CME Live Cattle Futures LC February 2016 contracts, expiring February 2016	3	(1,740)	(0.09)
CBOT Soybean Futures S March 2016 contracts, expiring March 2016	7	(8,138)	(0.41)
CBOT Soybean Meal Futures SM March 2016 contracts, expiring March 2016	3	(6,310)	(0.32)
CBOT Wheat Futures W March 2016 contracts, expiring March 2016	5	(10,725)	(0.54)
CME Live Cattle Futures LC March 2016 contracts, expiring March 2016	1	2,788	0.14
KCBT Hard Red Winter Wheat Futures KW May 2016 contracts, expiring May 2016	2	(3,875)	(0.20)
CBOT Soybean Oil Futures BO July 2016, expiring July 2016	5	1,284	0.07
CBOT Corn Futures C September 2016 contracts, expiring September 2016	15	(17,850)	(0.90)
	44	(42,113)	(2.13)
Total Open Futures Contracts*	75	$6,157	0.31

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.20%, 4/28/2016	$250,000	$249,840	12.62
0.26%, 5/05/2016	250,000	249,775	12.62
0.46%, 6/23/2016	250,000	249,444	12.60
Total Cash Equivalents		$749,059	37.84

* Collateral amounted to $139,467 on open futures contracts.

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

*Collateral amounted to $222,826 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(127,566,722)	$(85,846,605)	$(32,839,247)
Change in unrealized gain (loss) on open positions	29,684,932	(49,056,906)	16,010,647
Realized gain (loss) on foreign currency transactions	-	6	334
Realized gain (loss) on short-term investments	3,645	-	-
Change in unrealized gain (loss) on foreign currency translations	-	(1)	216
Interest income	462,464	323,118	265,555
ETF transaction fees	15,050	23,400	15,750

Total income (loss)	(97,400,631)	(134,556,988)	(16,546,745)

Expenses
Management fees (Note 4)	4,513,975	5,887,414	4,842,197
Professional fees	948,893	594,787	482,288
Brokerage commissions	711,491	653,625	390,945
Directors' fees and insurance	113,376	144,809	104,184
Registration fees	-	850	850

Total expenses	6,287,735	7,281,485	5,820,464

Net income (loss)	$(103,688,366)	$(141,838,473)	$(22,367,209)
Net income (loss) per share	$(7.72)	$(7.82)	$(2.39)
Net income (loss) per weighted average share	$(8.16)	$(11.42)	$(2.47)
Weighted average shares outstanding	12,705,890	12,419,041	9,051,370

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(639,262)	$(54,825)	$(355,825)
Change in unrealized gain (loss) on open positions	16,900	(327,688)	123,588
Realized gain (loss) on short-term investments	17	-	-
Interest income	1,408	1,455	1,260
ETF transaction fees	700	1,750	-

Total income (loss)	(620,237)	(379,308)	(230,977)

Expenses
Management fees (Note 4)	12,760	20,483	14,927
Professional fees	61,175	65,914	85,228
Brokerage commissions	947	1,896	916
Directors' fees and insurance	418	658	488

Total expenses	75,300	88,951	101,559

Expense waiver (Note 4)	(59,601)	(62,989)	(81,789)

Net expenses	15,699	25,962	19,770

Net income (loss)	$(635,936)	$(405,270)	$(250,747)
Net income (loss) per share	$(4.86)	$(3.82)	$(2.51)
Net income (loss) per weighted average share	$(5.39)	$(2.69)	$(2.51)
Weighted average shares outstanding	118,082	150,411	100,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

United States Agricultural Index Fund

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(373,442)	$60,213	$(327,353)
Change in unrealized gain (loss) on open positions	72,733	(22,043)	74,622
Realized gain (loss) on foreign currency transactions	18	(129)	(71)
Realized gain (loss) on short-term investments	-	-	2
Change in unrealized gain (loss) on foreign currency translations	(1,120)	15	(114)
Interest income	1,466	1,176	1,328

Total income (loss)	(300,345)	39,232	(251,586)

Expenses
Management fees (Note 4)	13,599	17,092	19,115
Professional fees	55,955	48,227	85,350
Brokerage commissions	3,116	2,020	2,003
Directors' fees and insurance	385	569	471

Total expenses	73,055	67,908	106,939

Expense waiver (Note 4)	(56,318)	(46,339)	(81,772)

Net expenses	16,737	21,569	25,167

Net income (loss)	$(317,082)	$17,663	$(276,753)
Net income (loss) per share	$(3.17)	$0.18	$(2.77)
Net income (loss) per weighted average share	$(3.17)	$0.18	$(2.77)
Weighted average shares outstanding	100,000	100,000	100,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(128,761,842)	$(85,949,027)	$(33,813,684)
Change in unrealized gain (loss) on open positions	29,911,129	(49,496,908)	16,116,506
Realized gain (loss) on foreign currency transactions	18	(123)	266
Realized gain (loss) on short-term investments	3,812	-	4
Change in unrealized gain (loss) on foreign currency translations	(1,120)	14	100
Interest income	465,496	326,764	269,442
ETF transaction fees	16,100	25,150	17,100

Total income (loss)	(98,366,407)	(135,094,130)	(17,410,266)

Expenses
Management fees (Note 4)	4,542,429	5,939,763	4,893,876
Professional fees	1,075,066	756,301	738,804
Brokerage commissions	715,863	658,367	394,735
Directors' fees and insurance	114,250	146,584	105,636
Registration fees	-	850	850

Total expenses	6,447,608	7,501,865	6,133,901

Expense waiver (Note 4)	(124,812)	(154,313)	(245,726)

Net expenses	6,322,796	7,347,552	5,888,175

Net income (loss)	$(104,689,203)	$(142,441,682)	$(23,298,441)

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2015, 2014 and 2013

United States Commodity Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2012	$-	$488,085,727	$488,085,727
Addition	-	128,090,557	128,090,557
Redemptions	-	(80,864,053)	(80,864,053)
Net income (loss)	-	(22,367,209)	(22,367,209)
Balances, at December 31, 2013	-	512,945,022	512,945,022
Addition	-	439,876,572	439,876,572
Redemptions	-	(101,862,281)	(101,862,281)
Net income (loss)	-	(141,838,473)	(141,838,473)
Balances, at December 31, 2014	-	709,120,840	709,120,840
Addition	-	155,622,096	155,622,096
Redemptions	-	(240,418,600)	(240,418,600)
Net income (loss)	-	(103,688,366)	(103,688,366)
Balances, at December 31, 2015	$-	$520,635,970	$520,635,970

Statements of Changes in Shares Outstanding

For the years ended December 31, 2015, 2014 and 2013

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2012	-	8,350,000	8,350,000
Additions	-	2,250,000	2,250,000
Redemptions	-	(1,450,000)	(1,450,000)
Shares Outstanding, at December 31, 2013	-	9,150,000	9,150,000
Additions	-	7,500,000	7,500,000
Redemptions	-	(1,950,000)	(1,950,000)
Shares Outstanding, at December 31, 2014	-	14,700,000	14,700,000
Additions	-	3,500,000	3,500,000
Redemptions	-	(5,350,000)	(5,350,000)
Shares Outstanding, at December 31, 2015	-	12,850,000	12,850,000

Net Asset Value Per Share:
At December 31, 2012			$58.45
At December 31, 2013			$56.06
At December 31, 2014			$48.24
At December 31, 2015			$40.52

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2015, 2014 and 2013

United States Copper Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2012	$-	$2,542,946	$2,542,946
Addition	-	-	-
Redemptions	-	-	-
Net income (loss)	-	(250,747)	(250,747)
Balances, at December 31, 2013	-	2,292,199	2,292,199
Addition	-	3,118,249	3,118,249
Redemptions	-	(2,139,551)	(2,139,551)
Net income (loss)	-	(405,270)	(405,270)
Balances, at December 31, 2014	-	2,865,627	2,865,627
Addition	-	799,533	799,533
Redemptions	-	(893,834)	(893,834)
Net income (loss)	-	(635,936)	(635,936)
Balances, at December 31, 2015	$-	$2,135,390	$2,135,390

Statements of Changes in Shares Outstanding

For the years ended December 31, 2015, 2014 and 2013

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2012	-	100,000	100,000
Additions	-	-	-
Redemptions	-	-	-
Shares Outstanding, at December 31, 2013	-	100,000	100,000
Additions	-	150,000	150,000
Redemptions	-	(100,000)	(100,000)
Shares Outstanding, at December 31, 2014	-	150,000	150,000
Additions	-	50,000	50,000
Redemptions	-	(50,000)	(50,000)
Shares Outstanding, at December 31, 2015	-	150,000	150,000

Net Asset Value Per Share:
At December 31, 2012			$25.43
At December 31, 2013			$22.92
At December 31, 2014			$19.10
At December 31, 2015			$14.24

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2015, 2014 and 2013

United States Agricultural Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2012	$-	$2,555,692	$2,555,692
Addition	-	-	-
Redemptions	-	-	-
Net income (loss)	-	(276,753)	(276,753)
Balances, at December 31, 2013	-	2,278,939	2,278,939
Addition	-	-	-
Redemptions	-	-	-
Net income (loss)	-	17,663	17,663
Balances, at December 31, 2014	-	2,296,602	2,296,602
Addition	-	-	-
Redemptions	-	-	-
Net income (loss)	-	(317,082)	(317,082)
Balances, at December 31, 2015	$-	$1,979,520	$1,979,520

Statements of Changes in Shares Outstanding

For the years ended December 31, 2015, 2014 and 2013

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2012	-	100,000	100,000
Additions	-	-	-
Redemptions	-	-	-
Shares Outstanding, at December 31, 2013	-	100,000	100,000
Additions	-	-	-
Redemptions	-	-	-
Shares Outstanding, at December 31, 2014	-	100,000	100,000
Additions	-	-	-
Redemptions	-	-	-
Shares Outstanding, at December 31, 2015	-	100,000	100,000

Net Asset Value Per Share:
At December 31, 2012			$25.56
At December 31, 2013			$22.79
At December 31, 2014			$22.97
At December 31, 2015			$19.80

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2015, 2014 and 2013

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total
Balances, at December 31, 2012	$-	$495,831,542	$495,831,542
Addition	-	129,180,334	129,180,334
Redemptions	-	(82,000,053)	(82,000,053)
Net income (loss)	-	(23,298,441)	(23,298,441)
Balances, at December 31, 2013	-	519,713,382	519,713,382
Addition	-	442,994,821	442,994,821
Redemptions	-	(104,001,832)	(104,001,832)
Net income (loss)	-	(142,441,682)	(142,441,682)
Balances, at December 31, 2014	-	716,264,689	716,264,689
Addition	-	156,421,629	156,421,629
Redemptions	-	(243,246,235)	(243,246,235)
Net income (loss)	-	(104,689,203)	(104,689,203)
Balances, at December 31, 2015	$-	$524,750,880	$524,750,880

Statements of Changes in Shares Outstanding

For the years ended December 31, 2015, 2014 and 2013

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2012	-	8,650,000	8,650,000
Additions	-	2,300,000	2,300,000
Redemptions	-	(1,500,000)	(1,500,000)
Shares Outstanding, at December 31, 2013	-	9,450,000	9,450,000
Additions	-	7,650,000	7,650,000
Redemptions	-	(2,050,000)	(2,050,000)
Shares Outstanding, at December 31, 2014	-	15,050,000	15,050,000
Additions	-	3,550,000	3,550,000
Redemptions	-	(5,500,000)	(5,500,000)
Shares Outstanding, at December 31, 2015	-	13,100,000	13,100,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net income (loss)	$(103,688,366)	$(141,838,473)	$(22,367,209)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	24,230,603	(59,905,773)	40,003,074
Unrealized (gain) loss on open futures contracts	(29,684,932)	49,056,906	(16,010,647)
(Increase) decrease in interest receivable	-	-	(787)
(Increase) decrease in directors' fees and insurance receivable	(6,190)	-	-
(Increase) decrease in ETF transaction fees receivable	1,050	(700)	-
Increase (decrease) in management fees payable	(172,237)	128,287	9,261
Increase (decrease) in professional fees payable	199,184	151,042	31,367
Increase (decrease) in brokerage commissions payable	-	20,000	-
Increase (decrease) in directors' fees and insurance payable	(15,638)	7,439	909
Increase (decrease) in registration fees payable	-	(152)	(1)
Net cash provided by (used in) operating activities	(109,136,526)	(152,381,424)	1,665,967

Cash Flows from Financing Activities:
Addition of shares	155,622,096	448,368,483	122,521,532
Redemption of shares	(284,155,249)	(58,125,632)	(80,864,053)
Net cash provided by (used in) financing activities	(128,533,153)	390,242,851	41,657,479

Net Increase (Decrease) in Cash and Cash Equivalents	(237,669,679)	237,861,427	43,323,446

Cash and Cash Equivalents, beginning of year	711,984,950	474,123,523	430,800,077
Cash and Cash Equivalents, end of year	$474,315,271	$711,984,950	$474,123,523

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net income (loss)	$(635,936)	$(405,270)	$(250,747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(96,292)	(211,188)	306,569
Unrealized (gain) loss on open futures contracts	(16,900)	327,688	(123,588)
(Increase) decrease in receivable from Sponsor	(16,771)	38,959	14,575
(Increase) decrease in interest receivable	25	-	(7)
(Increase) decrease in directors' fees and insurance receivable	(32)	-	-
Increase (decrease) in management fees payable	(456)	383	(164)
Increase (decrease) in professional fees payable	2,581	(40,651)	(14,965)
Increase (decrease) in directors' fees and insurance payable	(35)	19	1
Net cash provided by (used in) operating activities	(763,816)	(290,060)	(68,326)

Cash Flows from Financing Activities:
Addition of shares	799,533	3,118,249	-
Redemption of shares	(893,834)	(2,139,551)	-
Net cash provided by (used in) financing activities	(94,301)	978,698	-

Net Increase (Decrease) in Cash and Cash Equivalents	(858,117)	688,638	(68,326)

Cash and Cash Equivalents, beginning of year	2,729,373	2,040,735	2,109,061
Cash and Cash Equivalents, end of year	$1,871,256	$2,729,373	$2,040,735

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

United States Agricultural Index Fund

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net income (loss)	$(317,082)	$17,663	$(276,753)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	83,359	7,255	449,326
Unrealized (gain) loss on open futures contracts	(72,733)	22,043	(74,622)
(Increase) decrease in receivable from Sponsor	(17,185)	42,633	(4,921)
(Increase) decrease in interest receivable	-	-	(14)
Increase (decrease) in management fees payable	877	(276)	(202)
Increase (decrease) in professional fees payable	1,131	(45,500)	5,320
Increase (decrease) in directors' fees and insurance payable	(40)	52	(27)
Net cash provided by (used in) operating activities	(321,673)	43,870	98,107

Cash Flows from Financing Activities:
Addition of shares	-	-	-
Redemption of shares	-	-	-
Net cash provided by (used in) financing activities	-	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(321,673)	43,870	98,107

Cash and Cash Equivalents, beginning of year	2,142,415	2,098,545	2,000,438
Cash and Cash Equivalents, end of year	$1,820,742	$2,142,415	$2,098,545

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net income (loss)	$(104,689,203)	$(142,441,682)	$(23,298,441)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	24,535,826	(60,098,264)	40,897,436
Unrealized (gain) loss on open futures contracts	(29,911,129)	49,496,908	(16,116,506)
(Increase) decrease in receivable from Sponsor	3,829	125,972	(13,195)
(Increase) decrease in interest receivable	36	-	(812)
(Increase) decrease in directors' fees and insurance receivable	(6,222)	-	-
(Increase) decrease in ETF transaction fees receivable	1,050	(700)	-
Increase (decrease) in management fees payable	(172,944)	128,225	8,611
Increase (decrease) in professional fees payable	163,900	18,255	45,749
Increase (decrease) in brokerage commissions payable	-	20,000	-
Increase (decrease) in directors' fees and insurance payable	(15,792)	7,553	852
Increase (decrease) in registration fees payable	-	(152)	(1)
Net cash provided by (used in) operating activities	(110,090,649)	(152,743,885)	1,523,693

Cash Flows from Financing Activities:
Addition of shares	156,421,629	451,486,732	123,611,309
Redemption of shares	(286,982,884)	(60,265,183)	(82,000,053)
Net cash provided by (used in) financing activities	(130,561,255)	391,221,549	41,611,256

Net Increase (Decrease) in Cash and Cash Equivalents	(240,651,904)	238,477,664	43,134,949

Cash and Cash Equivalents, beginning of year	718,659,173	480,181,509	437,046,560
Cash and Cash Equivalents, end of year	$478,007,269	$718,659,173	$480,181,509

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years ended December 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, and the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012. The United States Metals Index Fund (“USMI”), a commodity pool formed November 26, 2010 and first made available to the public on June 19, 2012 was a series included in the Trust until the series was terminated effective March 18, 2015 as discussed below. The financial statements include USMI activity through termination, as applicable.

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

USCI, CPER and USAG each issues shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”). USCI, CPER and USAG are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement dated as of November 10, 2010 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

From July 1, 2011 and continuing at least through April 30, 2016, Authorized Participants pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 and continuing at least through April 30, 2016, Authorized Participants pay each of CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of each Trust Series but rather at market prices quoted on such exchange.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. Each Trust Series is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. Each Trust Series earns earns income on funds held at the custodian or futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Trust Series are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2015 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2015, USCF held 5 shares of USCI, 40 shares of CPER and 5 shares of USAG.

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

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USAG and CPER were designated as additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market.

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

On April 13, 2012, USAG listed its shares on the NYSE Arca under the ticker symbol “USAG.” USAG established its initial per share NAV by setting the price at $25. On April 14, 2012, USCF purchased 2 initial Creation Baskets of USAG. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), no Creation Baskets were offered to Authorized Participants nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The $1,000 fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

USCI’s Investment Objective

USCI invests in futures contracts for commodities that are currently traded on the New York Mercantile Exchange (the “NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), Commodity Exchange, Inc. (“COMEX”) or on other foreign exchanges (the NYMEX, ICE Futures, CBOT, CME, LME, Comex and other foreign exchanges, collectively, the “Futures Exchanges”) (such futures contracts, collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other commodity-based contracts and instruments such as cash-settled options on Futures Contracts, forward contracts relating to commodities, cleared swap contracts and other nonexchange traded over-the-counter (“OTC”) transactions that are based on the price of commodities and Futures Contracts (collectively, “Other Commodity-Related Investments”). Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments would be those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. Futures Contracts and Other Commodity-Related Investments collectively are referred to as “Commodity Interests.”

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2015, USCI held 723 Futures Contracts on the NYMEX, 4,650 Futures Contracts on the ICE Futures, 4,949 Futures Contracts on the CBOT, 1,148 Futures Contracts on the CME, 5,889 Futures Contracts on the LME and 886 Futures Contracts on the COMEX, totaling 18,245 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of December 31, 2015, CPER held 40 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of December 31, 2015, USAG held 31 Futures Contracts on the ICE Futures, 35 Futures Contracts on the CBOT, 7 Futures Contracts on the CME and 2 Futures Contract on the KCBT, totaling 75 futures contracts.

Other Defined Terms – Trust Series

The SDCI, the SCI and the SDAI are referred to throughout these Notes to Financial Statements collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts and Benchmark Component Agriculture Futures Contracts are referred to throughout these Notes to Financial Statements collectively as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments, Other Copper-Related Investments and Other Agriculture-Related Interests are referred to throughout these Notes to Financial Statements collectively as “Other Related Investments.”

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

NOTE 4 - FEES PAID BY EACH TRUST SERIES AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. For these services, each of USCI, CPER and USAG is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER and 0.65% per annum of average daily total net assets for USAG. Effective January 1, 2016 and continuing through April 30, 2016, USCF voluntarily agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for both CPER and USAG. From May 29, 2012 through April 30, 2014, USCF voluntarily waived the management fee paid by each of CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the year ended December 31, 2015, none of the Trust Series incurred any registration fees or other offering expenses. During the years ended December 31, 2014 and 2013, USCI incurred $850 and $850 in registration fees or other offering expenses, respectively. CPER and USAG did not incur any registration fees or other offering expenses during the years ended December 31, 2014 and 2013.

Directors’ Fees and Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015 amounted to a total of $569,303 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2015 was $113,376, CPER’s portion of such fees and expenses for the year ended December 31, 2015 was $418. USAG’s portion of such fees and expenses for the year ended December 31, 2015 was $385. For the year ended December 31, 2014, these fees and expenses were $567,863 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2014 was $144,809, CPER’s portion of such fees and expenses for the year ended December 31, 2014 was $658, USAG’s portion of such fees and expenses for the year ended December 31, 2014 was $569.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs amounted to a total of $600,000 for the year ended December 31, 2015 for USCI, $46,000 for the year ended December 31, 2015 for CPER and $41,000 for the year ended December 31, 2015 for USAG.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. In addition, USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis, through at least April 30, 2016. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2015, USCF waived $59,601 in expenses for CPER and $56,318 for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

Brokerage and Futures Commission Merchant Agreements

On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). WFS is referred to as the FCM. The agreements require the FCM to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for each Trust Series’ account. In accordance with the agreement, the FCM charges each Trust Series commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	For the Year ended December 31, 2015	For the Year ended December 31, 2014	For the Year ended December 31, 2013
Total commissions accrued to brokers	$711,491	$653,625	$390,945
Total commissions as an annualized percentage of net assets	0.13%	0.09%	0.08%
Commissions accrued as a result of rebalancing	$675,051	$614,322	$376,294
Percentage of commissions accrued as a result of rebalancing	94.88%	93.99%	96.25%
Commissions accrued as a result of creation and redemption activity	$36,440	$39,303	$14,651
Percentage of commissions accrued as a result of creation and redemption activity	5.12%	6.01%	3.75%

The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily a result of increased brokerage fees due to a higher number of contracts held and traded, a higher level of create activity, and transition trades due to change of FCM; and for the year ended December 31, 2014, compared to the year ended December 31, 2013, the increase in USCI’s total commissions accrued to brokers was primarily a result of increased brokerage fees due to a higher number of contracts held and traded, a higher level of create activity, and transition trades due to change of FCM. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

CPER

	For the Year ended December 31, 2015	For the Year ended December 31, 2014	For the Year ended December 31, 2013
Total commissions accrued to brokers	$947	$1,896	$916
Total commissions as an annualized percentage of net assets	0.05%	0.06%	0.04%
Commissions accrued as a result of rebalancing	$588	$1,382	$916
Percentage of commissions accrued as a result of rebalancing	62.09%	72.89%	100%
Commissions accrued as a result of creation and redemption activity	$359	$514	$—
Percentage of commissions accrued as a result of creation and redemption activity	37.91%	27.11%	—%

The decrease in CPER’s total commissions accrued to brokers for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily a result of decreased brokerage fees due to a lower number of contracts held and traded; and for the year ended December 31, 2014, compared to the year ended December 31, 2013, the increase in CPER’s total commissions accrued to brokers was primarily a result of increased brokerage fees due to a higher number of contracts held and traded, a higher level of create activity, and transition trades due to change of FCM. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USAG

	For the Year ended December 31, 2015	For the Year ended December 31, 2014	For the Year ended December 31, 2013
Total commissions accrued to brokers	$3,116	$2,020	$2,003
Total commissions as an annualized percentage of net assets	0.15%	0.08%	0.08%
Commissions accrued as a result of rebalancing	$3,116	$2,020	$2,003
Percentage of commissions accrued as a result of rebalancing	100%	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

USAG’s total commissions accrued to brokers for the year ended December 31, 2015, compared to the year ended December 31, 2014, was higher primarily as a result of increased brokerage fees due to a higher number of contracts held and traded; and for the year ended December 31, 2014, compared to the year ended December 31, 2013, was similar as measured as an annualized percentage of average total net assets.

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

USCF is also party to an Amended Licensing Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven sub-licensed to each Trust Series the use of certain names and marks, including the Applicable Index for each Trust Series for which SummerHaven has a sub-license from SHIM, the owner of each Applicable Index. Under the Licensing Agreement, USCF paid SummerHaven an annual fee of $15,000 per each Trust Series for the year ended December 31, 2015, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series.

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

Each Trust Series may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g. ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC swap and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through December 31, 2015. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2015 and December 31, 2014, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of December 31, 2015 and December 31, 2014, USCI held cash deposits and investments in Treasuries in the amounts of $530,306,994 and $792,207,276, respectively, with the custodian and FCM. As of December 31, 2015 and December 31, 2014, CPER held cash deposits and investments in Treasuries in the amounts of $2,304,696 and $3,066,521, respectively, with the custodian and FCM. As of December 31, 2015 and December 31, 2014, USAG held cash deposits and investments in Treasuries in the amounts of $1,960,209 and $2,365,241, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the years ended December 31, 2015, 2014 and 2013 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Per Share Operating Performance:
Net asset value, beginning of year	$48.24	$56.06	$58.45
Total income (loss)	(7.23)	(7.23)	(1.75)
Net expenses	(0.49)	(0.59)	(0.64)
Net increase (decrease) in net asset value	(7.72)	(7.82)	(2.39)
Net asset value, end of year	$40.52	$48.24	$56.06
Total Return	(16.00)%	(13.95)%	(4.09)%
Ratios to Average Net Assets
Total income (loss)	(17.26)%	(19.17)%	(3.25)%
Management fees	0.80%*	0.84%*	0.95%
Total expenses excluding management fees	0.31%	0.20%	0.19%
Expenses waived	— %*	— %*	—%
Net expenses excluding management fees	0.31%	0.20%	0.19%
Net income (loss)	(18.38)%	(20.20)%	(4.39)%

*	From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI.

CPER

	Year ended December 31, 2015		Year ended December 31, 2014	Year ended December 31, 2013
Per Share Operating Performance:
Net asset value, beginning of year	$19.10		$22.92	$25.43
Total income (loss)	(4.73)		(3.65)	(2.31)
Net expenses	(0.13)		(0.17)	(0.20)
Net increase (decrease) in net asset value	(4.86)		(3.82)	(2.51)
Net asset value, end of year	$14.24		$19.10	$22.92
Total Return	(25.45)%		(16.67)%	(9.87)%
Ratios to Average Net Assets
Total income (loss)	(31.59)%		(12.04)%	(10.06)%
Management fees	0.65	%*	0.65%*	0.65	%**
Total expenses excluding management fees	3.19	%†	2.17%	3.77%
Expenses waived	(3.04	)%*†	(2.00)%*	(3.56	)%**
Net expenses excluding management fees	0.15	%†	0.17%	0.21%
Net income (loss)	(32.39)%		(12.86)%	(10.92)%

*	From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% per annum of average daily total net assets for CPER.
**	For May 30, 2012 through April 30, 2014, USCF lowered the management fee paid by CPER on a discretionary basis from 0.95% to 0.65% per annum of average daily total net assets.
†	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through December 31, 2015. USCF has no obligation to continue such payments into subsequent periods.

USAG

	Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
Per Share Operating Performance:
Net asset value, beginning of year	$22.97		$22.79		$25.56
Total income (loss)	(3.00)		0.40		(2.52)
Net expenses	(0.17)		(0.22)		(0.25)
Net increase (decrease) in net asset value	(3.17)		0.18		(2.77)
Net asset value, end of year	$19.80		$22.97		$22.79
Total Return	(13.80)%		0.79%		(10.84)%
Ratios to Average Net Assets
Total income (loss)	(14.36)%		1.61%		(10.53)%
Management fees	0.65	%*	0.70	%*	0.80	%**
Total expenses excluding management fees	2.84	%†	2.08	%†	3.68%
Expenses waived	(2.69	)%*†	(1.90	)%*†	(3.42	)%**
Net expenses excluding management fees	0.15	%†	0.18	%†	0.25%
Net income (loss)	(15.16)%		0.72%		(11.58)%

*	From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% per annum of average daily total net assets for USAG.
**	For May 30, 2012 through April 30, 2014, USCF lowered the management fee paid by USAG on a discretionary basis from 0.95% to 0.80% per annum of average daily total net assets
†	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through December 31, 2015. USCF has no obligation to continue such payments into subsequent periods.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

USCI

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Total Income (Loss)	$(45,897,074)	$26,535,162	$(61,754,738)	$(16,283,981)
Total Expenses	1,799,596	1,531,178	1,518,805	1,438,156
Net Income (Loss)	$(47,696,670)	$25,003,984	$(63,273,543)	$(17,722,137)
Net Income (Loss) per Share	$(3.30)	$2.18	$(5.23)	$(1.37)

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total Income (Loss)	$25,462,354	$19,681,829	$(75,608,920)	$(104,092,251)
Total Expenses	1,520,322	1,568,258	2,059,481	2,133,424
Net Income (Loss)	$23,942,032	$18,113,571	$(77,668,401)	$(106,225,675)
Net Income (Loss) per Share	$2.54	$1.84	$(5.33)	$(6.87)

CPER

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Total Income (Loss)	$(114,469)	$(85,649)	$(205,814)	$(214,305)
Total Expenses	14,647	20,497	19,747	20,409
Expense waivers	(10,824)	(16,779)	(16,046)	(15,952)
Net expenses	3,823	3,718	3,701	4,457
Net Income (Loss)	$(118,292)	$(89,367)	$(209,515)	$(218,762)
Net Income (Loss) per Share	$(0.56)	$(0.90)	$(1.95)	$(1.45)

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total Income (Loss)	$(219,581)	$253,801	$(236,243)	$(177,285)
Total Expenses	19,316	22,150	25,794	21,691
Expense waivers	(14,268)	(13,891)	(19,219)	(15,611)
Net expenses	5,048	8,259	6,575	6,080
Net Income (Loss)	$(224,629)	$245,542	$(242,818)	$(183,365)
Net Income (Loss) per Share	$(2.49)	$1.23	$(1.33)	$(1.23)

USAG

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Total Income (Loss)	$(204,458)	$153,029	$(207,130)	$(41,786)
Total Expenses	14,265	19,522	19,213	20,055
Expense waivers	(9,891)	(15,392)	(14,914)	(16,121)
Net expenses	4,374	4,130	4,299	3,934
Net Income (Loss)	$(208,832)	$148,899	$(211,429)	$(45,720)
Net Income (Loss) per Share	$(2.09)	$1.49	$(2.12)	$(0.45)

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total Income (Loss)	$350,343	$(98,545)	$(236,630)	$24,064
Total Expenses	10,723	10,492	19,864	26,829
Expense waivers	(4,511)	(4,502)	(15,577)	(21,749)
Net expenses	6,212	5,990	4,287	5,080
Net Income (Loss)	$344,131	$(104,535)	$(240,917)	$18,984
Net Income (Loss) per Share	$3.44	$(1.04)	$(2.41)	$0.19

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

The following table summarizes the valuation of USCI’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$299,704,608	$299,704,608	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(4,020,212)	(4,020,212)	—	—
United States Contracts	(4,562,015)	(4,562,015)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$509,916,252	$509,916,252	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(27,137,120)	(27,137,120)	—	—
United States Contracts	(11,130,039)	(11,130,039)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$998,899	$998,899	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(180,625)	(180,625)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,699,497	$1,699,497	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(197,525)	(197,525)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$749,059	$749,059	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	48,270	48,270	—	—
United States Contracts	(42,113)	(42,113)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$1,599,523	$1,599,523	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(76,062)	(76,062)	—	—
United States Contracts	9,486	9,486	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(8,582,227)	$(38,267,159)

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(180,625)	$(197,525)

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$6,157	$(66,576)

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended December 31, 2015		For the year ended December 31, 2014		For the year ended December 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(127,566,722)		$(85,846,605)		$(32,839,247)
	Change in unrealized gain (loss) on open positions		$29,684,932		$(49,056,906)		$16,010,647

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended December 31, 2015		For the year ended December 31, 2014		For the year ended December 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(639,262)		$(54,825)		$(355,825)
	Change in unrealized gain (loss) on open positions		$16,900		$(327,688)		$123,588

The Effect of Derivative Instruments on the Statements of Operations of USAG

		For the year ended December 31, 2015		For the year ended December 31, 2014		For the year ended December 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(373,442)		$60,213		$(327,353)
	Change in unrealized gain (loss) on open positions		$72,733		$(22,043)		$74,622

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-14, Revenue from Contracts with Customers, modifying ASU 2014-09.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2015-14 is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those annual periods.  Early application is permitted.  At this time, management does not believe there will be any impact to the Fund’s financial statements.

NOTE 11 – SUBSEQUENT EVENTS

The Trust and each Trust Series have performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments other than what is noted below:

Effective January 1, 2016, USCF permanently lowered the management fee for USCI to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for both CPER and USAG.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each Trust Series maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

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

Principals and Key Personnel of USCF. The Trust has no executive officers. Pursuant to the terms of the Trust Agreement, the Trust’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	53	Chairman of the Board of Directors, Vice President
Andrew F. Ngim	55	Management Director and Portfolio Manager
Robert Nguyen	56	Management Director
Melinda Gerber	48	Management Director
John P. Love	44	President and Chief Executive Officer
Stuart P. Crumbaugh	52	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	57	General Counsel and Chief Compliance Officer
Ray W. Allen	59	Portfolio Manager
Gordon L. Ellis	69	Independent Director
Malcolm R. Fobes	51	Independent Director
Peter M. Robinson	58	Independent Director

John P. Love, 44, President and Chief Executive Officer of USCF since June 2015. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through June 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006.  Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010.  Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Additionally, Mr. Love serves as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended and has acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer upon Mr. Gerber’s resignation from those positions. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Nicholas D. Gerber, 53, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through June 2015 and Vice President since June 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a supplier of mobile video recording devices thru its wholly owned subsidiary Janus Cam. Concierge is not affiliated with USCF and the Related Public Funds, other than through ownership by common control. Concierge is a publicly traded company under the ticker symbol “CNGC.” From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period June 2014 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, and has previously served as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In addition to his role as Chairman of the Board of USCF ETF Trust, he also served as its President and Chief Executive Officer from June 2014 until December 2015. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 52, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh was the Global Vice President of Finance at Virage Logic Corporation, a semi-conductor IP and software company (acquired by Synopsys, Inc., a software company), from January 2010 through December 2010. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Andrew F. Ngim, 55, co-founded USCF in 2005 and has served as a Management Director since May 2005. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. From the period September 2014 to the present, Mr. Ngim also serves as portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust, as well as a Management Trustee of the USCF ETF Trust from the period of August 2014 to the present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 56, Management Director and principal since July 2015. Mr. Nguyen has served on the Board of Wainwright Holdings Inc. since December 2014. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, a high net worth money management firm, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 to March 2012 and since December 2015. Mr. Nguyen earned his B.S. from California State University at Sacramento.

Melinda D. Gerber, 48, Management Director of USCF since June 2015. Ms. Gerber co-founded USCF in 2005. She is a writer and published her book, How to Create and manage a Mutual Fund or Exchange-Traded Fund: A Professional’s Guide (Wiley, 2008). Ms. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005. Ms. Gerber co-founded USCF in 2005 and prior to that, she co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From March 1995 to January 2013, Ms. Gerber served as Secretary on the Board of Directors for the Ameristock Corporation and Ameristock Mutual Fund. Concurrent to her service as Secretary during the period of September 1994 to June 1999, Ms. Gerber was a project manager and consultant at GAP, Inc. a global apparel retail company. She was recognized by GAP, Inc., as one of the five most innovative individuals in the company. Ms. Gerber earned an MBA from the University of Southern California in 1994 and graduated from the University of California at Santa Barbara in 1990.

Ray W. Allen, 59, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of UGA from February 2008 until March 2010, the portfolio manager of UHN from April 2008 until March 2010 and the portfolio manager of UNL from November 2009 until March 2010. Mr. Allen has been the portfolio manager of DNO since September 2009, and the portfolio manager of USO and USL since March 2010 and the manager of BNO since June 2010. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person since July 2015. Mr. Allen earned a B.A. in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Carolyn M. Yu, 57, General Counsel and Chief Compliance Officer of USCF since May 2015 and February 2013, respectively, and from August 2011 through April 2015, Ms. Yu served as Assistant General Counsel. Since May 2015, Ms. Yu has served as Chief Legal Officer and Chief Compliance Officer of USCF Advisers LLC and USCF ETF Trust as well as Chief AML Officer of USCF ETF Trust. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 69, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Class 1 Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as a director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products from May 2010 until March 2013 when International Absorbents, Inc. and Absorption Corp. were sold to Kinderhook Industries, a private investment banking firm. Concurrent with that, he founded and has served as Chairman from November 2000 to May 2010 of Lupaka Gold Corp., f/k/a Kcrok Enterprises Ltd., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 51, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 58, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda Gerber, the Nicholas & Melinda Gerber Living Trust, dated November 9, 2005, the Gerber Family Trust FBO Jacob & Vasch, Eliot Gerber, Sheila Gerber, Jennifer Schoenberger and Scott Schoenberger, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, Carolyn Yu and Wainwright Holdings Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda Gerber, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, and Carolyn Yu. In addition, Nicholas D. Gerber, Melinda Gerber, the Nicholas & Melinda Gerber Living Trust, dated November 9, 2005, Gerber Family Trust FBO Jacob & Vasch, Eliot Gerber, Sheila Gerber, Jennifer Schoenberger and Scott Schoenberger are Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in USCIFT. Ray Allen and John P. Love make trading and investment decisions for USCIFT. John P. Love and Ray Allen execute trades on behalf of USCIFT. In addition, Nicholas D. Gerber, John P. Love, Robert Nguyen, and Ray Allen are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert Nguyen, and Ray Allen are also registered with the CFTC as Swaps Associated Persons.

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

Background of Summerhaven Index Management LLC

SHIM is the owner, creator and licensor of commodity indices including the SDCI, the SCI and the SDAI. SHIM is a Delaware limited liability company formed on August 11, 2009. It maintains its main business office at Soundview Plaza, Fourth Floor, 1266 East Main Street, Stamford, CT 06902. The firm maintains a website at www.summerhavenindex.com. The firm creates innovative commodities indices focused on providing investors with better risk-adjusted returns than traditional commodity index benchmarks. SHIM’s principals and consultants include academics who are the authors of widely cited and acclaimed papers on commodities futures investing including “Facts and Fantasies about Commodities” and “Fundamentals of Commodities Futures Returns.” The firm is led by a seasoned management team with over 50 years of collective Wall Street experience with commodities futures, capital markets, investment management, and exchange traded products.

Principals of SummerHaven

Kurt J. Nelson has been employed by SummerHaven since August 2009 as a partner. His duties include investor relations and product structuring. From September 2007 to July 2009, Mr. Nelson was employed by UBS Investment Bank as a Managing Director and supervisory committee member of the UBS Bloomberg CMCI Index and Dow-Jones UBS Commodity Index. From March 1998 to January 2007, Mr. Nelson was employed by AIG Financial Products Corp. as a Managing Director. Mr. Nelson was not employed from January 2007 to September 2007. Mr. Nelson became listed as a principal of SummerHaven effective October 1, 2009, as an associated person of SummerHaven effective October 12, 2009 and as an associate member of the NFA effective October 12, 2009. Mr. Nelson is 46 years old.

Ashraf R. Rizvi has been employed by SummerHaven since April 2009 as a partner. He is responsible for trading. From October 1994 to February 2008, Mr. Rizvi was employed by UBS Investment Bank as a Managing Director and Global Head of Commodities Trading. Mr. Rizvi was not employed from February 2008 to April 2009. Mr. Rizvi became listed as a principal of SummerHaven effective October 9, 2009, as an associated person of SummerHaven effective September 9, 2011 and as an associate member of the NFA effective September 9, 2011. Mr. Rizvi is 53 years old.

K. Geert Rouwenhorst has been employed by SummerHaven since April 2009 as a partner. His duties include research and investor relations. From July 1990 to present, Dr. Rouwenhorst has been employed by Yale School of Management as a Professor of Finance. Dr. Rouwenhorst became listed as a principal of SummerHaven effective October 8, 2009, as an associated person of SummerHaven effective September 1, 2011 and as an associate member of the NFA effective September 1, 2011. Dr. Rouwenhorst is 55 years old.

Joseph J. Schultz has been employed by SummerHaven since April 2011 as a partner. His duties include supervision of the firm’s reporting, accounting, compliance and operations. From February 2004 to April 2011, Mr. Schultz was the Chief Operating Officer and a Managing Partner at Basso Capital Management, L.P., an employee owned hedge fund sponsor which provides services to pooled investment vehicles focused primarily on convertible securities and their underlying equity shares, where he was responsible for the oversight of the firm’s day-to-day operations. From May 1997 to February 2004, Mr. Schultz was a Vice President at AIG Trading Group, a subsidiary of American International Group, Inc. which provides currency and commodity prime brokerage, back-office support, access to e-commerce trading portals, and political-economic research and consulting services for the financial services industry, where he designed systems, procedural protocol and managed the daily operations for the fixed income and foreign currency options department and hedge funds. On July 11, 2011, Mr. Schultz became listed as a principal of SummerHaven. Mr. Schultz received a B.B.A in Finance from Baruch College and is 44 years old.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III, and Peter M. Robinson). The audit committee is governed by an audit committee charter that is posted on each Trust Series’ website at www.unitedstatescommodityfunds.com. Any shareholder of a Trust Series may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of each Trust Series are not compensated by such Trust Series, but instead by USCF, none of the Trust Series has a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of any Trust Series. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience. When vacancies in USCF’s Board occur, the members of the Board consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics. In connection with this, the Board also considers issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to each Trust Series and the Related Public Funds. Each Trust Series has posted the text of the Corporate Governance Policy on its website at www.unitedstatescommodityfunds.com. Any shareholder of the Trust Series’ may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to each Trust Series. Each Trust Series has posted the text of the Code of Ethics on its website at www.unitedstatescommodityfunds.com. Any shareholder of the Trust Series’ may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. Each Trust Series intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber. Mr. John P. Love separately serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of each Trust Series’ independent auditors and the oversight of each Trust Series’ financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and the Trust Series’ customers, employees, suppliers and the communities impacted by each Trust Series. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to the Trust Series’ Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of the Trust Series’ and the Related Public Funds. Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, the Trust Series’ and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face the Trust Series’ and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by each Trust Series, including Futures Contracts or Other Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by each Trust Series. The policies, among other things, limit each Trust Series’ ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of Trust Series and the Related Public Funds. The compensation of certain employees of USCF is, in part, based on the amount of assets under management by the Trust Series and the Related Public Funds. The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met. There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on each Trust Series and the assets under management continue to increase, then a Trust Series may not be able to invest solely in the Applicable Benchmark Futures Contract and may have to invest in OTC swap contracts or Other Related Investments as it seeks to track its benchmark. Other Futures Contracts in which a Trust Series may invest may not track changes in the Applicable Index. Other Related Investments, including OTC swap contracts, may also expose each Trust Series to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts. The Trust Series and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any OTC swap contracts or other investments. In making compensation decisions, the Board considers whether a compensation arrangement would expose the Trust Series or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of each Trust Series’ investors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of a Trust Series’ shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Trust Series’ shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of a Trust Series. To each Trust Series’ knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2015 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

Item 11.	Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USCI, CPER and USAG is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER, and 0.65% per annum of average daily total net assets for USAG.

For 2015, each of USCI, CPER and USAG accrued aggregate management fees of $4,513,975, $12,760, and $13,599, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2015 by the directors of USCF. Each of USCI’s, CPER’s and USAG’s portion of the aggregate fees paid to the directors for the year ended December 31, 2015 was $113,376, $418 and $385, respectively.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Melinda Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F Ngim	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$103,000	NA	NA	NA	$0	$0	$103,000
Gordon L. Ellis	$103,000	NA	NA	NA	$0	$0	$103,000
Malcolm R. Fobes III(1)	$123,000	NA	NA	NA	$0	$0	$123,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF owns any shares of any Trust Series. In addition, USCI is not aware of any 5% holder of any Trust Series’ shares.

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

Director Independence

In February 2016, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, the Trust Series or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2015	2014
Audit fees	$165,000	$110,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$165,000	$110,000

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2015	2014
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$25,000	$25,000

The fees for services billed to USAG by its independent auditors for the last fiscal year are as follows

	2015	2014
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$25,000	$25,000

The fees for services billed to USMI by its independent auditors for the last fiscal year are as follows

	2015	2014
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$25,000	$25,000

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 107.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Third Amended and Restated Declaration of Trust and Trust Agreement.
3.3(8)	Sixth Amended and Restated Limited Liability Company Agreement of the Sponsor.
10.1(4)	Authorized Participant Agreement.
10.2(4)	Marketing Agent Agreement.
10.3(4)	Amendment Agreement to Marketing Agent Agreement.
10.4(3)	Custodian Agreement.
10.5(4)	Amendment Agreement to Custodian Agreement.
10.6(3)	Administrative Agency Agreement.
10.7(5)	Amendment Agreement to Administrative Agency Agreement.
10.8(6)	Licensing Agreement.
10.9(6)	Advisory Agreement.
10.10(7)	Amendment No. 1 to Licensing Agreement.
10.11(7)	Amendment No. 1 to Advisory Agreement.
10.12(7)	Amendment No. 2 to Licensing Agreement.
10.13(7)	Amendment No. 2 to Advisory Agreement.
14.1(8)	Code of Ethics.
23.1(8)	Consent of Independent Registered Public Accounting Firm.
31.1(8)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(8)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(8)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(8)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
99.1(4)	Customer Agreement for Futures Contracts.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (File No. 333-187515) filed on April 10, 2013.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012.
(4)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.
(5)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(6)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on June 21, 2010.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-170844) filed on November 26, 2010.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Commodity Index Funds Trust
(Registrant)
By: United States Commodity Funds LLC, as Sponsor

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: March 11, 2016

By:	/s/ Stuart Crumbaugh
Stuart Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ John P. Love	Chief Executive Officer of	March 11, 2016
John P. Love	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Stuart Crumbaugh	Chief Financial Officer of	March 11, 2016
Stuart Crumbaugh	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.

