Form 10-Q
period 2016-03-31
United States Commodity Index Funds Trust
filed 2016-05-04
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The number of shares outstanding of each series of the registrant as of May 2, 2016 are included in the table below:

Number of Outstanding Shares as of May 2, 2016
United States Agriculture Index Fund	100,000
United States Commodity Index Fund	12,900,000
United States Copper Index Fund	200,000
Total	13,200,000

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at March 31, 2016 (Unaudited) and December 31, 2015	2

Condensed Schedules of Investments (Unaudited) at March 31, 2016	6

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2016 and 2015	9

Condensed Statements of Changes in Capital (Unaudited) for the three months ended March 31, 2016 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the three months ended March 31, 2016	13

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015	17

Notes to Condensed Financial Statements for the period ended March 31, 2016 (Unaudited)	21

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2016 (Unaudited) and December 31, 2015

United States Commodity Index Fund

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$480,454,246	$474,315,271
Equity in trading accounts:
Cash and cash equivalents	25,951,716	55,991,723
Unrealized gain (loss) on open commodity futures contracts	5,545,217	(8,582,227)
Interest receivable	1,261	1,261
Directors' fees and insurance receivable	21,462	6,190

Total assets	$511,973,902	$521,732,218

Liabilities and Capital
Management fees payable (Note 4)	$344,210	$359,544
Professional fees payable	389,031	693,889
Brokerage commissions payable	42,815	42,815

Total liabilities	776,056	1,096,248

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	511,197,846	520,635,970
Total Capital	511,197,846	520,635,970

Total liabilities and capital	$511,973,902	$521,732,218

Shares outstanding	12,650,000	12,850,000
Net asset value per share	$40.41	$40.52
Market value per share	$40.42	$40.47

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2016 (Unaudited) and December 31, 2015

United States Copper Index Fund

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,736,123	$1,871,256
Equity in trading accounts:
Cash and cash equivalents	108,934	433,440
Unrealized gain (loss) on open commodity futures contracts	81,613	(180,625)
Receivable from Sponsor (Note 4)	16,334	59,601
Directors' fees and insurance receivable	95	32

Total assets	$2,943,099	$2,183,704

Liabilities and Capital
Management fees payable (Note 4)	$1,333	$1,156
Professional fees payable	35,138	47,158

Total liabilities	36,471	48,314

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	2,906,628	2,135,390
Total Capital	2,906,628	2,135,390

Total liabilities and capital	$2,943,099	$2,183,704

Shares outstanding	200,000	150,000
Net asset value per share	$14.53	$14.24
Market value per share	$14.53	$14.27

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2016 (Unaudited) and December 31, 2015

United States Agriculture Index Fund

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,848,789	$1,820,742
Equity in trading accounts:
Cash and cash equivalents	164,303	139,467
Unrealized gain (loss) on open commodity futures contracts	(31,051)	6,157
Receivable from Sponsor (Note 4)	14,947	56,324
Interest receivable	46	46
Directors' fees and insurance receivable	3	-

Total assets	$1,997,037	$2,022,736

Liabilities and Capital
Management fees payable (Note 4)	$2,160	$2,171
Professional fees payable	30,325	40,981
Directors' fees and insurance payable	-	64

Total liabilities	32,485	43,216

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	1,964,552	1,979,520
Total Capital	1,964,552	1,979,520

Total liabilities and capital	$1,997,037	$2,022,736

Shares outstanding	100,000	100,000
Net asset value per share	$19.65	$19.80
Market value per share	$19.64	$19.39

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2016 (Unaudited) and December 31, 2015

United States Commodity Index Funds Trust

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$485,039,158	$478,007,269
Equity in trading accounts:
Cash and cash equivalents	26,224,953	56,564,630
Unrealized gain (loss) on open commodity futures contracts	5,595,779	(8,756,695)
Receivable from Sponsor (Note 4)	31,281	115,925
Interest receivable	1,307	1,307
Directors' fees and insurance receivable	21,560	6,222

Total assets	$516,914,038	$525,938,658

Liabilities and Capital
Management fees payable (Note 4)	$347,703	$362,871
Professional fees payable	454,494	782,028
Brokerage commissions payable	42,815	42,815
Directors' fees and insurance payable	-	64

Total liabilities	845,012	1,187,778

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	-	-
Shareholders	516,069,026	524,750,880
Total Capital	516,069,026	524,750,880

Total liabilities and capital	$516,914,038	$525,938,658

Shares outstanding	12,950,000	13,100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2016

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Lead Futures LL April 2016 contracts, expiring April 2016	10	$(18,625)	0.00 *
LME Tin Futures LT April 2016 contracts, expiring April 2016	514	5,726,580	1.12
LME Aluminum Futures LA May 2016 contracts, expiring May 2016	977	537,448	0.10
LME Lead Futures LL May 2016 contracts, expiring May 2016	1,007	(727,819)	(0.14)
LME Tin Futures LT May 2016 contracts, expiring May 2016	5	(17,175)	0.00 *
ICE-US Sugar #11 Futures SB July 2016 contracts, expiring June 2016	2,045	(904,355)	(0.18)
ICE-US Cotton #2 Futures CT July 2016 contracts, expiring July 2016	1,272	(2,099,545)	(0.41)
ICE-US Cocoa Futures CC July 2016 contracts, expiring July 2016	1,232	(2,738,650)	(0.54)
LME Tin Futures LT July 2016 contracts, expiring July 2016	436	(209,860)	(0.04)
	7,498	(452,001)	(0.09)
United States Contracts
CME Feeder Cattle Futures LC May 2016 contracts, expiring May 2016	474	(519,773)	(0.10)
COMEX Gold Futures GC June 2016 contracts, expiring June 2016	300	71,580	0.01
CME Live Cattle Futures LC June 2016 contracts, expiring June 2016	731	(527,830)	(0.10)
CBOT Corn Futures C July 2016 contracts, expiring July 2016	1,959	(2,201,075)	(0.43)
CBOT Soybean Oil Futures BO July 2016, expiring July 2016	1,807	5,794,947	1.13
COMEX Silver Futures SI July 2016 contracts, expiring July 2016	482	983,290	0.19
CME Lean Hogs Futures LH August 2016 contracts, expiring August 2016	1,131	(281,710)	(0.05)
NYMEX WTI Crude Oil Futures CL December 2016 contracts, expiring November 2016	850	2,574,550	0.50
	7,734	5,893,979	1.15
Open Futures Contracts - Short**
Foreign Contracts
LME Lead Futures LL April 2016 contracts, expiring April 2016	10	18,562	0.01
LME Tin Futures LT April 2016 contracts, expiring April 2016	514	(52,441)	(0.01)
LME Lead Futures LL May 2016 contracts, expiring May 2016	153	119,993	0.02
LME Tin Futures LT May 2016 contracts, expiring May 2016	5	17,125	0.00 *
	682	103,239	0.02
Total Open Futures Contracts***	15,914	$5,545,217	1.08

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.26%, 5/05/2016	$30,000,000	$29,992,633	5.87
0.33%, 5/12/2016	40,000,000	39,984,853	7.82
0.35%, 5/26/2016	30,000,000	29,984,188	5.87
0.53%, 6/09/2016	30,000,000	29,969,812	5.86
0.46%, 6/23/2016	20,000,000	19,978,789	3.91
0.46%, 7/07/2016	30,000,000	29,963,221	5.86
0.43%, 7/28/2016	20,000,000	19,971,811	3.91
0.43%, 8/18/2016	20,000,000	19,967,181	3.91
0.48%, 9/01/2016	30,000,000	29,939,437	5.86
0.46%, 9/08/2016	20,000,000	19,959,555	3.90
0.44%, 9/22/2016	20,000,000	19,957,467	3.90
0.38%, 9/29/2016	20,000,000	19,961,789	3.90
Total Cash Equivalents		$309,630,736	60.57

* Represents less than 0.005%.

** All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

*** Collateral amounted to $25,951,716 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2016

United States Copper Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG May 2016 contracts, expiring May 2016	13	$30,637	1.05
COMEX Copper Futures HG July 2016 contracts, expiring July 2016	13	15,963	0.55
COMEX Copper Futures HG December 2016 contracts, expiring December 2016	26	35,013	1.21
Total Open Futures Contracts*	52	81,613	2.81

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.20%, 4/28/2016	$500,000	$499,927	17.20
0.26%, 5/05/2016	250,000	249,939	8.60
0.46%, 6/23/2016	250,000	249,735	8.59
0.46%, 7/07/2016	250,000	249,693	8.59
0.38%, 9/29/2016	250,000	249,522	8.59
Total Cash Equivalents		$1,498,816	51.57

* Collateral amounted to $108,934 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2016

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Sugar #11 Futures SB July 2016 contracts, expiring June 2016	13	$(5,936)	(0.30)
ICE-US Cotton #2 Futures CT July 2016 contracts, expiring July 2016	5	(9,635)	(0.49)
ICE-Canola Futures RS July 2016 contracts, expiring July 2016	3	(522)	(0.03)
ICE-US Cocoa Futures CC July 2016 contracts, expiring July 2016	5	(8,180)	(0.42)
ICE-US Coffee-C Futures KC July 2016 contracts, expiring July 2016	3	2,344	0.12
	29	(21,929)	(1.12)
United States Contracts
CME Feeder Cattle Futures LC May 2016 contracts, expiring May 2016	1	$(950)	(0.05)
CME Live Cattle Futures LC June 2016 contracts, expiring June 2016	5	(1,270)	(0.06)
CBOT Soybean Futures S July 2016 contracts, expiring July 2016	5	7,500	0.38
CBOT Soybean Oil Futures BO July 2016, expiring July 2016	5	9,858	0.50
CBOT Wheat Futures W July 2016 contracts, expiring July 2016	5	(1,925)	(0.10)
KCBT Hard Red Winter Wheat Futures KW July 2016 contracts, expiring July 2016	2	(62)	0.00 *
CME Lean Hogs Futures LH August 2016 contracts, expiring August 2016	5	(740)	(0.04)
CBOT Corn Futures C September 2016 contracts, expiring September 2016	11	(21,163)	(1.07)
CBOT Soybean Meal Futures SM October 2016 contracts, expiring October 2016	3	(370)	(0.02)
	42	(9,122)	(0.46)
Total Open Futures Contracts**	71	$(31,051)	(1.58)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.20%, 4/28/2016	$250,000	$249,963	12.73
0.26%, 5/05/2016	250,000	249,939	12.73
0.46%, 6/23/2016	250,000	249,735	12.71
0.46%, 7/07/2016	250,000	249,693	12.71
0.43%, 8/18/2016	250,000	249,590	12.71
Total Cash Equivalents		$1,248,920	63.59

* Represents less than 0.005%.

** Collateral amounted to $164,303 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(15,199,289)	$(48,958,657)
Change in unrealized gain (loss) on open positions	14,127,444	2,972,667
Realized gain (loss) on short-term investments	-	3,645
Interest income	337,983	81,071
ETF transaction fees	2,450	4,200

Total income (loss)	(731,412)	(45,897,074)

Expenses
Management fees (Note 4)	999,051	1,311,264
Professional fees	149,961	261,536
Brokerage commissions	176,687	199,183
Directors' fees and insurance	23,052	27,613

Total expenses	1,348,751	1,799,596

Net income (loss)	$(2,080,163)	$(47,696,670)
Net income (loss) per share	$(0.11)	$(3.30)
Net income (loss) per weighted average share	$(0.16)	$(3.34)
Weighted average shares outstanding	12,615,934	14,291,111

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(248,876)	$(362,375)
Change in unrealized gain (loss) on open positions	262,238	247,238
Realized gain (loss) on short-term investments	-	17
Interest income	1,265	301
ETF transaction fees	350	350

Total income (loss)	14,977	(114,469)

Expenses
Management fees (Note 4)	3,512	3,103
Professional fees	16,277	11,185
Brokerage commissions	681	260
Directors' fees and insurance	92	99

Total expenses	20,562	14,647

Expense waiver (Note 4)	(16,334)	(10,824)

Net expenses	4,228	3,823

Net income (loss)	$10,749	$(118,292)
Net income (loss) per share	$0.29	$(0.56)
Net income (loss) per weighted average share	$0.07	$(1.10)
Weighted average shares outstanding	154,396	107,778

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

United States Agriculture Index Fund

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$24,010	$(169,684)
Change in unrealized gain (loss) on open positions	(37,208)	(35,123)
Realized gain (loss) on foreign currency transactions	(15)	53
Change in unrealized gain (loss) on foreign currency translations	870	(32)
Interest income	1,231	328

Total income (loss)	(11,112)	(204,458)

Expenses
Management fees (Note 4)	3,134	3,498
Professional fees	14,994	10,008
Brokerage commissions	596	658
Directors' fees and insurance	78	101

Total expenses	18,802	14,265

Expense waiver (Note 4)	(14,946)	(9,891)

Net expenses	3,856	4,374

Net income (loss)	$(14,968)	$(208,832)
Net income (loss) per share	$(0.15)	$(2.09)
Net income (loss) per weighted average share	$(0.15)	$(2.09)
Weighted average shares outstanding	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(15,424,155)	$(49,673,132)
Change in unrealized gain (loss) on open positions	14,352,474	3,321,346
Realized gain (loss) on foreign currency transactions	(15)	53
Realized gain (loss) on short-term investments	-	3,812
Change in unrealized gain (loss) on foreign currency translations	870	(32)
Interest income	340,479	81,858
ETF transaction fees	2,800	4,900

Total income (loss)	(727,547)	(46,261,195)

Expenses
Management fees (Note 4)	1,005,697	1,319,960
Professional fees	181,232	291,772
Brokerage commissions	177,964	200,410
Directors' fees and insurance	23,222	27,884

Total expenses	1,388,115	1,840,026

Expense waiver (Note 4)	(31,280)	(29,608)

Net expenses	1,356,835	1,810,418

Net income (loss)	$(2,084,382)	$(48,071,613)

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2016

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2015	$-	$520,635,970	$520,635,970
Additions	-	12,297,318	12,297,318
Redemptions	-	(19,655,279)	(19,655,279)
Net income (loss)	-	(2,080,163)	(2,080,163)

Balances, at March 31, 2016	$-	$511,197,846	$511,197,846

Condensed Statements of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2016

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2015	-	12,850,000	12,850,000
Additions	-	300,000	300,000
Redemptions	-	(500,000)	(500,000)

Shares Outstanding, at March 31, 2016	-	12,650,000	12,650,000

Net Asset Value Per Share:
At December 31, 2015			$40.52
At March 31, 2016			$40.41

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2016

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2015	$-	$2,135,390	$2,135,390
Additions	-	760,489	760,489
Redemptions	-	-	-
Net income (loss)	-	10,749	10,749

Balances, at March 31, 2016	$-	$2,906,628	$2,906,628

Condensed Statements of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2016

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2015	-	150,000	150,000
Additions	-	50,000	50,000
Redemptions	-	-	-

Shares Outstanding, at March 31, 2016	-	200,000	200,000

Net Asset Value Per Share:
At December 31, 2015			$14.24
At March 31, 2016			$14.53

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2016

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2015	$-	$1,979,520	$1,979,520
Additions	-	-	-
Redemptions	-	-	-
Net income (loss)	-	(14,968)	(14,968)

Balances, at March 31, 2016	$-	$1,964,552	$1,964,552

Condensed Statements of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2016

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2015	-	100,000	100,000
Additions	-	-	-
Redemptions	-	-	-

Shares Outstanding, at March 31, 2016	-	100,000	100,000

Net Asset Value Per Share:
At December 31, 2015			$19.80
At March 31, 2016			$19.65

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2016

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2015	$-	$524,750,880	$524,750,880
Additions	-	13,057,807	13,057,807
Redemptions	-	(19,655,279)	(19,655,279)
Net income (loss)	-	(2,084,382)	(2,084,382)

Balances, at March 31, 2016	$-	$516,069,026	$516,069,026

Condensed Statements of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2016

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2015	-	13,100,000	13,100,000
Additions	-	350,000	350,000
Redemptions	-	(500,000)	(500,000)

Shares Outstanding, at March 31, 2016	-	12,950,000	12,950,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(2,080,163)	$(47,696,670)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	30,040,007	11,654,087
Unrealized (gain) loss on open futures contracts	(14,127,444)	(2,972,667)
(Increase) decrease in directors' fees and insurance receivable	(15,272)	(55,511)
(Increase) decrease in ETF transaction fees receivable	-	1,050
Increase (decrease) in management fees payable	(15,334)	(102,432)
Increase (decrease) in professional fees payable	(304,858)	(182,828)
Increase (decrease) in directors' fees and insurance payable	-	(15,638)
Net cash provided by (used in) operating activities	13,496,936	(39,370,609)

Cash Flows from Financing Activities:
Addition of shares	12,297,318	39,544,842
Redemption of shares	(19,655,279)	(227,935,467)
Net cash provided by (used in) financing activities	(7,357,961)	(188,390,625)

Net Increase (Decrease) in Cash and Cash Equivalents	6,138,975	(227,761,234)

Cash and Cash Equivalents, beginning of period	474,315,271	711,984,950
Cash and Cash Equivalents, end of period	$480,454,246	$484,223,716

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$10,749	$(118,292)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	324,506	189,634
Unrealized (gain) loss on open futures contracts	(262,238)	(247,238)
(Increase) decrease in receivable from Sponsor	43,267	32,005
(Increase) decrease in interest receivable	-	(1)
(Increase) decrease in directors' fees and insurance receivable	(63)	(233)
Increase (decrease) in management fees payable	177	(605)
Increase (decrease) in professional fees payable	(12,020)	(23,935)
Increase (decrease) in directors' fees and insurance payable	-	(35)
Net cash provided by (used in) operating activities	104,378	(168,700)

Cash Flows from Financing Activities:
Addition of shares	760,489	-
Redemption of shares	-	(893,834)
Net cash provided by (used in) financing activities	760,489	(893,834)

Net Increase (Decrease) in Cash and Cash Equivalents	864,867	(1,062,534)

Cash and Cash Equivalents, beginning of period	1,871,256	2,729,373
Cash and Cash Equivalents, end of period	$2,736,123	$1,666,839

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

United States Agriculture Index Fund

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(14,968)	$(208,832)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(24,836)	6,860
Unrealized (gain) loss on open futures contracts	37,208	35,123
(Increase) decrease in receivable from Sponsor	41,377	29,241
(Increase) decrease in directors' fees and insurance receivable	(3)	(87)
Increase (decrease) in management fees payable	(11)	(125)
Increase (decrease) in professional fees payable	(10,656)	(22,726)
Increase (decrease) in directors' fees and insurance payable	(64)	(104)
Net cash provided by (used in) operating activities	28,047	(160,650)

Cash Flows from Financing Activities:
Addition of shares	-	-
Redemption of shares	-	-
Net cash provided by (used in) financing activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	28,047	(160,650)

Cash and Cash Equivalents, beginning of period	1,820,742	2,142,415
Cash and Cash Equivalents, end of period	$1,848,789	$1,981,765

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(2,084,382)	$(48,071,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	30,339,677	12,168,737
Unrealized (gain) loss on open futures contracts	(14,352,474)	(3,321,346)
(Increase) decrease in receivable from Sponsor	84,644	99,031
(Increase) decrease in interest receivable	-	10
(Increase) decrease in directors' fees and insurance receivable	(15,338)	(55,831)
(Increase) decrease in ETF transaction fees receivable	-	1,050
Increase (decrease) in management fees payable	(15,168)	(104,290)
Increase (decrease) in professional fees payable	(327,534)	(268,485)
Increase (decrease) in directors' fees and insurance payable	(64)	(15,856)
Net cash provided by (used in) operating activities	13,629,361	(39,568,593)

Cash Flows from Financing Activities:
Addition of shares	13,057,807	39,544,842
Redemption of shares	(19,655,279)	(230,763,102)
Net cash provided by (used in) financing activities	(6,597,472)	(191,218,260)

Net Increase (Decrease) in Cash and Cash Equivalents	7,031,889	(230,786,853)

Cash and Cash Equivalents, beginning of period	478,007,269	718,659,173
Cash and Cash Equivalents, end of period	$485,039,158	$487,872,320

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended March 31, 2016 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, and the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012. USCF as the sponsor of the Trust and its series the United States Metals Index Fund (“USMI”) terminated USMI effective March 18, 2015 and USMI was also delisted from NYSE Arca. On March 24, 2015, USMI liquidated all its assets and distributed cash pro rata to all remaining shareholders as of such date.

USCI, CPER and USAG each issue shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”). USCI, CPER, and USAG are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Third Amended and Restated Declaration of Trust and Trust Agreement dated as of March 22, 2013 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

Authorized Participants pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Since May 1, 2012, Authorized Participants paid to CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of each Trust Series but rather at market prices quoted on such exchange.

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

In accordance with GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2016 for any Trust Series.

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

Authorized Participants pay each Trust Series a fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Calculation of Per Share Net Asset Value (“NAV”)

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2016, USCF held 5 shares of USCI, 40 shares of CPER and 5 shares of USAG.

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

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On June 10, 2012, USCF received 40 Sponsor Shares of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor Shares of USMI and on September 4, 2013, purchased 5 shares of USMI on the open market. On March 18, 2015, all Sponsor Shares of USMI were redeemed and USMI discontinued trading.

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total Return SM (the “SDCI”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by Bloomberg, L.P. USCI invests first in the current Applicable Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Component Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contracts, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI’s shares began trading on August 10, 2010. As of March 31, 2016, USCI held 850 Futures Contracts on the NYMEX, 4,549 Futures Contracts on the ICE Futures, 3,766 Futures Contracts on the CBOT, 2,336 Futures Contracts on the CME, 3,631 Futures Contracts on the LME and 782 Futures Contracts on the COMEX, totaling 15,914 futures contracts.

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total Return SM (the “SCI”), less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts (as defined below) that comprise the SCI or the prices of any particular group of Futures Contracts. CPER will not seek to achieve a stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Copper-Related Investments (as defined below). The SCI is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts. The SCI is owned and maintained by SHIM and calculated and published by the NYSE Arca. The SCI is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of March 31, 2016, CPER held 52 Futures Contracts on the COMEX.

USAG’s Investment Objective

The investment objective of USAG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total Return SM (the “SDAI”), less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the SDAI or the prices of any particular group of Futures Contracts. USAG will not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Agriculture-Related Investments (as defined below). The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SHIM and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the SDAI are traded on ICE Future US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The SDAI is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.” The relative weighting of the Benchmark Component Agriculture Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Agriculture Futures Contracts developed by SHIM.

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of March 31, 2016, USAG held 29 Futures Contracts on the ICE Futures, 29 Futures Contracts on the CBOT, 11 Futures Contracts on the CME, and 2 Futures Contracts on the KCBT, totaling 71 futures contracts.

Other Defined Terms – Trust Series

The SDCI, the SCI and the SDAI are referred to throughout these Notes to Financial Statements collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts and Benchmark Component Agriculture Futures Contracts are referred to throughout these Notes to Condensed Financial Statements collectively as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments, Other Copper-Related Investments and Other Agriculture-Related Interests are referred to throughout these Notes to Condensed Financial Statements collectively as “Other Related Investments.”

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

NOTE 4 - FEES PAID BY EACH TRUST SERIES AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. For these services, each of USCI, CPER and USAG is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. Effective January 1, 2016, USCF permanently lowered the management fee for USCI to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for both CPER and USAG, respectively.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the three months ended March 31, 2016 and 2015, no Trust Series incurred any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2016, are estimated to be a total of $554,800 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for year ended December 31, 2016 are estimated to be a total of $65,400, CPER’s portion of such fees and expenses for year ended December 31, 2016 are estimated to be a total of $300 and USAG’s portion of such fees and expenses for year ended December 31, 2016 are estimated to be a total of $200.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $600,000 for the year ended December 31, 2016 for USCI, $46,000 for the year ended December 31, 2016 for CPER, and $42,000 for the year ended December 31, 2016 for USAG.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5– Contracts and Agreements below. In addition, USCF pays certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2016, USCF waived $16,334 in expenses for CPER and $14,368 for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

Brokerage and Futures Commission Merchant Agreements

On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). WFS is referred to as the “Futures Commissions Merchant” or “FCM”. The agreements require the FCM to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for each Trust Series’ account. In accordance with the agreement, the FCM charges each Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Total commissions accrued to brokers	$176,687	$199,183
Total commissions as an annualized percentage of average total net assets	0.14%	0.12%
Commissions accrued as a result of rebalancing	$172,946	$181,403
Percentage of commissions accrued as a result of rebalancing	97.88%	91.07%
Commissions accrued as a result of creation and redemption activity	$3,741	$17,780
Percentage of commissions accrued as a result of creation and redemption activity	2.12%	8.93%

The decrease in USCI’s total commissions accrued to brokers for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily due to a decrease in the number of contracts traded during the rebalancing periods.

CPER

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Total commissions accrued to brokers	$681	$260
Total commissions as an annualized percentage of average total net assets	0.13%	0.05%
Commissions accrued as a result of rebalancing	$585	$190
Percentage of commissions accrued as a result of rebalancing	85.90%	72.98%
Commissions accrued as a result of creation and redemption activity	$96	$70
Percentage of commissions accrued as a result of creation and redemption activity	14.10%	27.02%

CPER’s total commissions accrued to brokers for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, increased due to the number contracts traded during the rebalancing periods.

USAG

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Total commissions accrued to brokers	$596	$658
Total commissions as an annualized percentage of average total net assets	0.12%	0.12%
Commissions accrued as a result of rebalancing	$596	$567
Percentage of commissions accrued as a result of rebalancing	100%	86.23%
Commissions accrued as a result of creation and redemption activity	$0	$91
Percentage of commissions accrued as a result of creation and redemption activity	0.00%	13.77%

USAG’s total commissions accrued to brokers for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, decreased slightly due to the contracts traded during the rebalancing periods.

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

NOTE 6 – FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

Each Trust Series engages in the trading of futures contracts, options on futures contracts and cleared swaps (collectively, “derivatives”). As such, each Trust Series is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through March 31, 2016. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2016 and December 31, 2015, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2016 and December 31, 2015, USCI held cash deposits and investments in Treasuries in the amounts of $506,405,962 and $530,306,994, respectively, with the custodian and FCM. As of March 31, 2016 and December 31, 2015, CPER held cash deposits and investments in Treasuries in the amounts of $2,845,057 and $2,304,696, respectively, with the custodian and FCM. As of March 31, 2016 and December 31, 2015, USAG held cash deposits and investments in Treasuries in the amounts of $2,013,092 and $1,960,209, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, each Trust Series is exposed to market risk equal to the value of Futures Contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, each Trust Series pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the three months ended March 31, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the three months ended March 31, 2016 (Unaudited)	For the three months ended March 31, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$40.52	$48.24
Total income (loss)	0.00 †	(3.17)
Net expenses	(0.11)	(0.13)
Net increase (decrease) in net asset value	(0.11)	(3.30)
Net asset value, end of period	$40.41	$44.94

Total Return	(0.27)%	(6.84)%

Ratios to Average Net Assets
Total income (loss)	(0.15)%	(6.90)%
Management fees*	0.80%**	0.80	%***
Total expenses excluding management fees*	0.28%	0.30%
Expenses waived*	— %**	—	%***
Net expenses excluding management fees*	0.28%	0.30%
Net income (loss)	(0.41)%	(7.18)%

*	Annualized.
**	Effective January 1, 2016 USCF’s management fee charged to USCI is 0.80% per annum of average daily total net assets.
***	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI.
†	Amount represents less than $0.005 per share.

CPER

	For the three months ended March 31, 2016 (Unaudited)	For the three months ended March 31, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$14.24	$19.10
Total income (loss)	0.32	(0.52)
Net expenses	(0.03)	(0.04)
Net increase (decrease) in net asset value	0.29	(0.56)
Net asset value, end of period	$14.53	$18.54

Total Return	2.04%	(2.93)%

Ratios to Average Net Assets
Total income (loss)	0.69%	(5.91)%
Management fees*	0.65%**	0.65	%***
Total expenses excluding management fees*	3.16%	2.42%
Expenses waived*	(3.01)%†	(2.27	)%***†
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	0.49%	(6.11)%

*	Annualized.
**	Effective January 1, 2016 USCF’s management fee charged to CPER is 0.65% per annum of average daily total net assets.
***	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for CPER. USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through at least May 1, 2015. USCF has no obligation to continue such payments into subsequent periods.
†	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through March 31, 2016. USCF has no obligation to continue such payments into subsequent periods.

USAG

	For the three months ended March 31, 2016 (Unaudited)	For the three months ended March 31, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$19.80	$22.97
Total income (loss)	(0.11)	(2.05)
Net expenses	(0.04)	(0.04)
Net increase (decrease) in net asset value	(0.15)	(2.09)
Net asset value, end of period	$19.65	$20.88

Total Return	(0.76)%	(9.10)%

Ratios to Average Net Assets
Total income (loss)	(0.57)%	(9.37)%
Management fees*	0.65%**	0.65	%***
Total expenses excluding management fees*	3.25%	2.00%
Expenses waived*	(3.10)%†	(1.84	)%***†
Net expenses excluding management fees*	0.15%	0.16%
Net income (loss)	(0.77)%	(9.57)%

*	Annualized.
**	Effective January 1, 2016, USCF’s management fee charged to USAG is 0.65% per annum of average daily total net assets.
***	Effective May 1, 2014 and continuing through December 31, 2015, USCF has contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for USAG.
†	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through March 31, 2016. USCF has no obligation to continue such payments into subsequent periods.

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

The following table summarizes the valuation of USCI’s securities at March 31, 2016 using the fair value hierarchy:

At March 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$309,630,736	$309,630,736	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(348,762)	(348,762)	—	—
United States Contracts	5,893,979	5,893,979	—	—

During the three months ended March 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$299,704,608	$299,704,608	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(4,020,212)	(4,020,212)	—	—
United States Contracts	(4,562,015)	(4,562,015)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at March 31, 2016 using the fair value hierarchy:

At March 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$1,498,816	$1,498,816	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	81,613	81,613	—	—

During the three months ended March 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$998,899	$998,899	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(180,625)	(180,625)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at March 31, 2016 using the fair value hierarchy:

At March 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$1,248,920	$1,248,920	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(21,929)	(21,929)	—	—
United States Contracts	(9,122)	(9,122)	—	—

During the three months ended March 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$749,059	$749,059	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	48,270	48,270	—	—
United States Contracts	(42,113)	(42,113)	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$5,545,217	$(8,582,227)

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$81,613	$(180,625)

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$(31,051)	$6,157

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the three months ended March 31, 2016		For the three months ended March 31, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(15,199,289)		$(48,958,657)
	Change in unrealized gain (loss) on open contracts		$14,127,444		$2,972,667

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the three months ended March 31, 2016		For the three months ended March 31, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(248,876)		$(362,375)
	Change in unrealized gain (loss) on open contracts		$262,238		$247,238

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the three months ended March 31, 2016		For the three months ended March 31, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$24,010		$(169,684)
	Change in unrealized gain (loss) on open contracts		$(37,208)		$(35,123)

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its’ per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of March 31, 2016, USCI held 850 Futures Contracts on the NYMEX, 4,549 Futures Contracts on the ICE Futures, 3,766 Futures Contracts on the CBOT, 2,336 Futures Contracts on the CME, 3,631 Futures Contracts on the LME and 782 Futures Contracts on the COMEX.

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

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total Return SM (the “SCI”), less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts (as defined below) that comprise the SCI or the prices of any particular group of Futures Contracts. The SCI is designed to reflect the performance of the investment returns form a portfolio of copper futures contracts. The SCI is owned and maintained by SHIM and calculated and published by the NYSE Arca. The SCI is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of March 31, 2016, CPER held 52 Futures Contracts on the COMEX.

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

The investment objective of USAG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total Return SM (the “SDAI”), less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the SDAI or the prices of any particular group of Agriculture Futures Contracts. The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SHIM and calculated and published by the NYSE Arca comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.”

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of March 31, 2016, USAG held 29 Futures Contracts on the ICE Futures, 29 Futures Contracts on the CBOT, 11 Futures Contract on the CME and 2 Futures Contracts on the KCBT.

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

Other Commodity-Related Investments, Other Copper-Related Investments and Other Agriculture-Related Investments are collectively referred to herein as “Other Related Investments.” Commodity Interests, Copper Interests and Agriculture Interests are collectively referred to herein as “Applicable Interests” throughout this quarterly report on Form 10-Q.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of March 31, 2016, USCI held 850 Futures Contracts on the NYMEX, 4,549 Futures Contracts on the ICE Futures, 3,766 Futures Contracts on the CBOT, 2,336 Futures Contracts on the CME, 3,631 Futures Contracts on the LME and 782 Futures Contracts on the COMEX, totaling 15,914 futures contracts. As of March 31, 2016, CPER held 52 Futures Contracts on the COMEX. As of March 31, 2016, USAG held 29 Futures Contracts on the ICE Futures, 29 Futures Contracts on the CBOT, 11 Futures Contracts on the CME and 2 Futures Contracts on the KCBT, totaling 71 futures contracts. For the three months ended March 31, 2016, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2016, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

Commodity Markets

Commodity Futures Price Movements

Three months ended March 31, 2016

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a downward trend during the three months ended March 31, 2016. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total Return SM(1)	(0.10)%
S&P GSCI Commodity Index Total Return (2)	(2.50)%
Bloomberg Commodity Index Total Return SM(2)	0.42%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total Return TM(2)	(3.22)%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.

(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2015 was $1,265.58. As of March 31, 2016, the value of the SDCI was 1,264.26, down approximately (0.10)% over the three months ended March 31, 2016.

The return of approximately (0.10)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $40.52 and ended the period at $40.41 on March 31, 2016, a decrease of approximately (0.27)% over the period. USCI’s per share NAV reached its high for the period on March 17, 2016 at $41.61 and reached its low for the period on January 20, 2016 at $38.47. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s NAV.

Copper Markets

Copper Futures Price Movements

Three months ended March 31, 2016

As measured by the two major copper indexes, copper futures prices exhibited daily swings with a downward trend during the three months ended March 31, 2016. The table below compares the total returns of the SCI to the Bloomberg Copper Sub index Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	2.14%
Bloomberg Copper Sub Index Total Return (2)	2.18%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.

(2)	Source: Bloomberg

The value of the SCI as of December 31, 2015 was $704.39. As of March 31, 2016, the value of the SCI was $719.46, up approximately 2.14% over the three months ended March 31, 2016.

The return of approximately 2.14% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $14.24 and ended the period at $14.53 on March 31, 2016, an increase of approximately 2.04% over the period. CPER’s per share NAV reached its high for the period on March 21, 2016 at $15.23 and reached its low for the period on January 15, 2016 at $12.96. See “Tracking the Each Trust Series’ Benchmark” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets

Agriculture Futures Price Movements

Three months ended March 31, 2016

As measured by the three major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a downward trend during the three months ended March 31, 2016. The table below compares the total returns of the SDAI to the three major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	(0.48)%
Bloomberg Agriculture Sub Index Total ReturnSM(2)	0.71%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(0.18)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total Return SM is September 2010.

(2)	Source: Bloomberg

The value of the SDAI as of December 31, 2015 was $285.01. As of March 31, 2016, the value of the SDAI was 283.64, down approximately (0.48)% over the three months ended March 31, 2016.

The return of approximately (0.48)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $19.80 and ended the period at $19.65 on March 31, 2016, a decrease of approximately (0.76)% over the period. USAG’s per share NAV reached its high for the period on March 22, 2016 at $20.11 and reached its low for the period on February 11, 2016 at $18.88. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USAG’s per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of March 31, 2016, USCI had issued 24,950,000 shares, 12,650,000 of which were outstanding. As of March 31, 2016, there were 25,050,000 remaining shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USMI, USAG and CPER were designated as three additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USMI, USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On June 19, 2012, USCF received 40 Sponsor Shares of USMI in exchange for the previously received capital contribution, representing a beneficial interest in USMI. On August 27, 2012, USCF redeemed the 40 Sponsor shares of USMI and on September 4, 2013, USCF purchased 5 shares of USMI on the open market. USCF redeemed all Sponsor Shares of USMI on March 18, 2015. On March 18, 2015, at the close of markets, USMI ceased all trading and all of USMI’s assets were liquidated on March 24, 2015.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of March 31, 2016, CPER had issued 400,000 shares, 200,000 of which were outstanding. As of March 31, 2016, there were 29,600,000 remaining shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

On April 13, 2012, USAG listed its shares on the NYSE Arca under the ticker symbol “USAG.” USAG established its’ initial per share NAV by setting the price at $25.00. On April 14, 2012, USCF purchased 2 initial Creation Baskets of USAG. In accordance with applicable requirements of Regulation M under the Exchange Act, no Creation Baskets were offered to Authorized Participants nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of March 31, 2016, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of March 31, 2016, there were 19,800,000 remaining shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

Unlike funds that are registered under the Investment Company Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2016, USCI, CPER and USAG had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Three months ended March 31, 2016 Compared to the Three months ended March 31, 2015

USCI

	For the three months ended March 31, 2016	For three months ended March 31, 2015
Average daily total net assets	$502,270,389	$664,738,044
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$337,983	$81,071
Annualized yield based on average daily total net assets	0.27%	0.05%
Management fee	$999,051	$1,311,264
Total fees and other expenses excluding management fees	$349,700	$488,332
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$176,687	$199,183
Total commissions as annualized percentage of average total net assets	0.14%	0.12%
Commissions accrued as a result of rebalancing	$172,946	$181,403
Percentage of commissions accrued as a result of rebalancing	97.88%	91.07%
Commissions accrued as a result of creation and redemption activity	$3,741	$17,780
Percentage of commissions accrued as a result of creation and redemption activity	2.12%	8.93%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

USCI’s total fees and expenses excluding management fees for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, decreased as a result of a decrease in certain operating expenses.

USCI’s total commissions accrued to brokers for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, decreased primarily due to a decrease in the number of contracts traded during the rebalancing periods.

CPER

	For the three months ended March 31, 2016	For three months ended March 31, 2015
Average daily total net assets	$2,172,933	$1,935,798
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,265	$301
Annualized yield based on average daily total net assets	0.23%	0.06%
Management fee	$3,512	$3,103
Total fees and other expenses excluding management fees	$17,050	$11,544
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$16,334	$10,824
Expenses before the allowance for the expense waiver	$20,562	$14,647
Expenses after allowance for the expense waiver	$4,228	$3,823
Total commissions accrued to brokers	$681	$260
Total commissions as annualized percentage of average total net assets	0.13%	0.05%
Commissions accrued as a result of rebalancing	$585	$190
Percentage of commissions accrued as a result of rebalancing	85.90%	72.98%
Commissions accrued as a result of creation and redemption activity	$96	$70
Percentage of commissions accrued as a result of creation and redemption activity	14.10%	27.02%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

CPER’s total fees and expenses excluding management fees for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, increased as a result of higher other expenses.

CPER’s total commissions accrued to brokers for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, increased due to the number of contracts traded during the rebalancing periods.

USAG

	For the three months ended March 31, 2016	For three months ended March 31, 2015
Average daily total net assets	$1,939,398	$2,182,405
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,231	$328
Annualized yield based on average daily total net assets	0.26%	0.06%
Management fee	$3,134	$3,498
Total fees and other expenses excluding management fees	$15,668	$10,767
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$14,946	$9,891
Expenses before the allowance for the expense waiver	$18,802	$14,265
Expenses after allowance for the expense waiver	$3,856	$4,374
Total commissions accrued to brokers	$596	$658
Total commissions as annualized percentage of average total net assets	0.12%	0.12%
Commissions accrued as a result of rebalancing	$596	$567
Percentage of commissions accrued as a result of rebalancing	100.00%	86.23%
Commissions accrued as a result of creation and redemption activity	$0	$91
Percentage of commissions accrued as a result of creation and redemption activity	0.00%	13.77%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

USAG’s total fees and expenses excluding management fees for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, increased as a result of an increase in certain operating expenses.

USAG’s total commissions accrued to brokers for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, decreased due to the number of contracts traded during the rebalancing periods.

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

USCI

For the 30-valuation days ended March 31, 2016, the simple average daily change in the SDCI was 0.063%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.060% The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (5.19)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. When the benchmark movement is small, small differences are magnified. On a daily basis, USCI is tracking very close to its benchmark.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to March 31, 2016, the simple average daily change in the SDCI was (0.0056)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.0119)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (9.55)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended March 31, 2016. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended March 31, 2016.

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

For the three months ended March 31, 2016, the actual total return of USCI as measured by changes in its per share NAV was (0.27)%. This is based on an initial per share NAV of $40.52 on December 31, 2015 and an ending per share NAV as of March 31, 2016 of $40.41. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $40.48 as of March 31, 2016, for a total return over the relevant time period of (0.10)%. The difference between the actual per share NAV total return of USCI of (0.27)% and the expected total return based on the SDCI of (0.10)% was an error over the time period of (0.17)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

By comparison, for the three months ended March 31, 2015, the actual total return of USCI as measured by changes in its per share NAV was (6.84)%. This is based on an initial per share NAV of $48.24 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $44.94. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $45.25 as of March 31, 2015, for a total return over the relevant time period of (6.20)%. The difference between the actual per share NAV total return of USCI of (6.84)% and the expected total return based on the SDCI of (6.20)% was an error over the time period of (0.64)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended March 31, 2016, the simple average daily change in the SCI was 0.178%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.180%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.16)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to March 31, 2016, the simple average daily change in the SCI was (0.037)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.041)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.09)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period March 31, 2016. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the four years ended March 31, 2016.

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

For the three months ended March 31, 2016, the actual total return of CPER as measured by changes in its’ per share NAV was 2.04%. This is based on an initial per share NAV of $14.24 as of December 31, 2015 and an ending per share NAV as of March 31, 2016 of $14.53. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its’ per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $14.54 as of March 31, 2016, for a total return over the relevant time period of 2.14%. The difference between the actual per share NAV total return of CPER of 2.04% and the expected total return based on the SCI of 2.14% was an error over the time period of (0.10)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

By comparison, for three months ended March 31, 2015, the actual total return of CPER as measured by changes in its per share NAV was (2.93)%. This is based on an initial per share NAV of $19.10 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $18.54. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $18.56 as of March 31, 2015, for a total return over the relevant time period of (2.83)%. The difference between the actual per share NAV total return of CPER of (2.93)% and the expected total return based on the SCI of (2.83)% was an error over the time period of (0.098)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

USAG

For the 30-valuation days ended March 31, 2016, the simple average daily change in the SDAI was 0.089%, while the simple average daily change in the per share NAV of USAG over the same time period was 0.080%. The average daily difference was (0.009)% (or (0.9) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 4.74%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. When the benchmark movement is small, small differences are magnified. On a daily basis, USAG is tracking very close to its benchmark.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to March 31, 2016, the simple average daily change in the SDAI was (0.0182)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.0215)%. The average daily difference was (0.0033)% (or (0.33) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 8.26%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended March 31, 2016. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the SDAI for the three years ended March 31, 2016.

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

For the three months ended March 31, 2016, the actual total return of USAG as measured by changes in its per share NAV was (0.76)%. This is based on an initial per share NAV of $19.80 as of December 31, 2015 and an ending per share NAV as of March 31, 2016, of $19.65. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $19.70 as of March 31, 2016, for a total return over the relevant time period of (0.48)%. The difference between the actual per share NAV total return of USAG of (0.76)% and the expected total return based on the SDAI of (0.48)% was an error over the time period of (0.28)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

By comparison, for the three months ended March 31, 2015, the actual total return of USAG as measured by changes in its per share NAV was (9.10)%.This is based on an initial per share NAV of $22.97 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $20.88. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its’ per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $22.77 as of March 31, 2015, for a total return over the relevant time period of (9.56)%. The difference between the actual per share NAV total return of USAG of (9.10)% and the expected total return based on the SDAI of (9.56)% was an error over the time period of (0.46)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently four factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Index at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the three months ended March 31, 2016. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’ total return movements. Taking USCI as an example, assume for a given month one of the Applicable Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2016. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2016. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2016. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2016.

Finally, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2016, none of the Trust Series held any Other Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of March 31, 2016.

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

SDCI Base Level

The SDCI was set to 100 on January 2, 1991.

SDCI ER Calculation

The total return of the SDCI ER reflects the percentage change of the market values of the underlying commodity futures. During the Rebalancing Period, the SDCI changes its contract holdings during a four day period. The value of the SDCI ER at the end of a business day “t” is equal to the SDCI ER value on day “t -1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “t -1”.

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2006 through March 31, 2016.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from January 1, 2006 through March 31, 2016 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from January 1, 2006 through March 31, 2016

Year	Ending Level*	Annual Return
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016 (YTD)	1,264.26	(0.10)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index SM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2006-3/31/2016 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2016.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through March 31, 2016
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	2.84%	(30.82)%	126.26%	461.84%
Average annual return (total)	2.34%	1.79%	6.68%	11.57%
Annualized volatility	16.78%	23.36%	19.27%	15.40%
Annualized Sharpe ratio	0.01	(0.02)	0.23	0.60

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through March 31, 2016 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM . The S&P GSCI ® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2016; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2006 and March 31, 2016.

Ten Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2006-3/31/2016)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2011-3/31/2016)

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of March 31, 2016.

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2006 through March 31, 2016.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the tables below reflects how the SCI would have performed from January 1, 2006 through March 31, 2016 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCI for the period

from January 1, 2006 through March 31, 2016

Year	Ending Level*	Annual Return
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,223.150	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016 (YTD)	719.46	2.14%

* The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2006-3/31/2016 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCI in comparison with the actual total return of a major index from December 31, 1997 through March 31, 2016.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through March 31, 2016
	BCOMHGTR	Spot Copper (less storage)	SCI TR
Total return	210.77%	69.29%	359.43%
Average Annual return (total)	13.12%	9.48%	15.83%
Annualized volatility	27.11%	26.12%	26.51%
Annualized Sharpe ratio	0.40	0.28	0.51

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCI from December 31, 1997 through March 31, 2016 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Sub index Total ReturnSM (BCOMHGTR), (formerly known as Bloomberg Copper Sub index Total Return as of July 1, 2014) and spot copper prices less warehouse storage rents. The Bloomberg Copper Sub index Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Sub index Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2016; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of a major index and spot copper prices (less storage cost) between March 31, 2006 and March 31, 2016.

Ten Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOMHGTR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (3/31/2006-3/31/2016)

Source: SHIM, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOMHGTR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (3/31/11-3/31/16)

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the SDAI as of March 31, 2016.

SDAI Commodity Weights

as of March 31, 2016

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

The table and chart below show the hypothetical performance of the SDAI from January 1, 2006 through March 31, 2016.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from January 1, 2006 through March 31, 2016 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from January 1, 2006 through March 31, 2016

Year	Ending Level*	Annual Return
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.610	3.39%
2013	324.11	(10.12)%
2014	329.88	1.78%
2015	285.01	(13.60)%
2016 (YTD)	283.64	(0.48)%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1/1/2006-3/31/2016 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through March 31, 2016.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through March 31, 2016
	BCOM Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	(39.20)%	(64.78)%	(24.25)%	31.62%
Average annual return (total)	(0.90)%	(3.97)%	0.21%	2.35%
Annualized volatility	20.35%	21.19%	19.58%	15.28%
Annualized Sharpe ratio	(0.14)	(0.28)	(0.09)	0.02

The table above shows the performance of the SDAI from December 31, 1997 through March 31, 2016 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Sub index Total ReturnSM , and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM . The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Sub index Total Return SM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through March 31, 2016; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes between March 31, 2006 and March 31, 2016.

Ten Year Comparison of Index Returns of the BCOM Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(3/31/06-3/31/16)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(3/31/11-3/31/16)

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2016, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2016, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

Credit Risk

When a Trust Series enters into Futures Contracts and Other Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the Futures Exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. The Trust Series are not currently a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. Unlike in the case of exchange-traded Futures Contracts, the counterparty to an OTC transaction is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in OTC transactions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to a Trust Series in such circumstances.

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the three months ended March 31, 2016, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Such Futures Contracts are denominated in U.S. dollars. During the three months ended March 31, 2016, CPER did not make investments on any foreign exchanges. During the three months ended March 31, 2016, the only foreign exchange on which USAG made investments was the ICE Futures. Such Futures Contracts are denominated in U.S. dollars.

If, in the future, a Trust Series purchases OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2016, each of USCI, CPER and USAG held cash deposits and investments in Treasuries in the amount of $506,405,962, $2,845,057 and $2,013,092, respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2016, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of March 31, 2016 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares called “Redemption Baskets.” Each Trust Series has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed. Authorized Participants paid USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Participants paid to CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to the FCM in connection with its transactions in Futures Contracts. For the three months ended March 31, 2016, FCM fees were approximately 0.14% of average daily total net assets for USCI, approximately 0.13% of average daily total net assets for CPER, and approximately 0.12% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis, through at least April 30, 2016. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements.

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

As of March 31, 2016, USCI’s portfolio consisted of 15,914 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 52 Futures Contracts traded on the COMEX and USAG’s portfolio consisted of 71 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see www.unitedstatescommodityfunds.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER and USAG during the three months ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

OTC Derivatives (including Spreads and Straddles)

Each Trust Series may purchase OTC swaps. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

The Trust, on behalf of each Trust Series may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transactions). In the most common type of EFRP transaction entered into by the Trust, the OTC component is the purchase or sale of one or more baskets of a Trust Series shares. These EFRP transactions may expose a Trust Series to counterparty risk during the interim period between the executions of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2016, no series of the Trust limited its OTC activities to EFRP transactions.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each Trust Series maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Exchange Act , is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 11, 2016.

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

Date: May 4, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 4, 2016

