Form 10-Q
period 2016-06-30
United States Commodity Index Funds Trust
filed 2016-08-05
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes  ☒   No

The number of shares outstanding of each series of the registrant as of August 2, 2016 are included in the table below:

Number of Outstanding Shares as of August 2, 2016
United States Agriculture Index Fund	16,500,000
United States Commodity Index Fund	200,000
United States Copper Index Fund	100,000
Total	16,800,000

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at June 30, 2016 (Unaudited) and December 31, 2015	2

Condensed Schedules of Investments (Unaudited) at June 30, 2016	6

Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2016 and 2015	10

Condensed Statements of Changes in Capital (Unaudited) for the six months ended June 30, 2016 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the six months ended June 30, 2016	13

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015	17

Notes to Condensed Financial Statements for the period ended June 30, 2016 (Unaudited)	21

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2016 (Unaudited) and December 31, 2015

United States Commodity Index Fund
	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$611,301,606	$474,315,271
Equity in trading accounts:
Cash and cash equivalents	38,619,613	55,991,723
Unrealized gain (loss) on open commodity futures contracts	11,926,929	(8,582,227)
Interest receivable	1,261	1,261
Directors' fees and insurance receivable	10,669	6,190

Total assets	$661,860,078	$521,732,218

Liabilities and Capital
Management fees payable (Note 4)	$400,257	$359,544
Professional fees payable	326,238	693,889
Brokerage commissions payable	42,815	42,815

Total liabilities	769,310	1,096,248

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	661,090,768	520,635,970
Total Capital	661,090,768	520,635,970

Total liabilities and capital	$661,860,078	$521,732,218

Shares outstanding	15,350,000	12,850,000
Net asset value per share	$43.07	$40.52
Market value per share	$43.19	$40.47

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2016 (Unaudited) and December 31, 2015

United States Copper Index Fund
	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,558,846	$1,871,256
Equity in trading accounts:
Cash and cash equivalents	267,085	433,440
Unrealized gain (loss) on open commodity futures contracts	80,238	(180,625)
Receivable from Sponsor (Note 4)	34,031	59,601
Directors' fees and insurance receivable	30	32

Total assets	$2,940,230	$2,183,704

Liabilities and Capital
Management fees payable (Note 4)	$1,475	$1,156
Professional fees payable	34,191	47,158

Total liabilities	35,666	48,314

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	2,904,564	2,135,390
Total Capital	2,904,564	2,135,390

Total liabilities and capital	$2,940,230	$2,183,704

Shares outstanding	200,000	150,000
Net asset value per share	$14.52	$14.24
Market value per share	$14.50	$14.27

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2016 (Unaudited) and December 31, 2015

United States Agriculture Index Fund
	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,962,943	$1,820,742
Equity in trading accounts:
Cash and cash equivalents	79,265	139,467
Unrealized gain (loss) on open commodity futures contracts	89,593	6,157
Receivable from Sponsor (Note 4)	31,558	56,324
Interest receivable	46	46
Directors' fees and insurance receivable	39	–

Total assets	$2,163,444	$2,022,736

Liabilities and Capital
Management fees payable (Note 4)	$2,225	$2,171
Professional fees payable	28,683	40,981
Directors' fees and insurance payable	–	64

Total liabilities	30,908	43,216

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	2,132,536	1,979,520
Total Capital	2,132,536	1,979,520

Total liabilities and capital	$2,163,444	$2,022,736

Shares outstanding	100,000	100,000
Net asset value per share	$21.33	$19.80
Market value per share	$20.10	$19.39

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2016 (Unaudited) and December 31, 2015

United States Commodity Index Funds Trust
	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$615,823,395	$478,007,269
Equity in trading accounts:
Cash and cash equivalents	38,965,963	56,564,630
Unrealized gain (loss) on open commodity futures contracts	12,096,760	(8,756,695)
Receivable from Sponsor (Note 4)	65,589	115,925
Interest receivable	1,307	1,307
Directors' fees and insurance receivable	10,738	6,222

Total assets	$666,963,752	$525,938,658

Liabilities and Capital
Management fees payable (Note 4)	$403,957	$362,871
Professional fees payable	389,112	782,028
Brokerage commissions payable	42,815	42,815
Directors' fees and insurance payable	–	64

Total liabilities	835,884	1,187,778

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	666,127,868	524,750,880
Total Capital	666,127,868	524,750,880

Total liabilities and capital	$666,963,752	$525,938,658

Shares outstanding	15,650,000	13,100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2016

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT July 2016 contracts, expiring July 2016	575	$908,940	0.14
ICE-US Cocoa Futures CC September 2016 contracts, expiring September 2016	1,553	(533,070)	(0.08)
ICE-US Sugar #11 Futures SB October 2016 contracts, expiring September 2016	2,108	5,928,568	0.90
ICE-US Cotton #2 Futures CT December 2016 contracts, expiring December 2016	1,440	358,365	0.05
LME Tin Futures LT January 2017 contracts, expiring January 2017	552	225,873	0.03
	6,228	6,888,676	1.04
United States Contracts
CME Lean Hogs Futures LH August 2016 contracts, expiring August 2016	1,388	921,090	0.14
CME Feeder Cattle Futures FC August 2016 contracts, expiring August 2016	662	481,387	0.07
NYMEX Natural Gas Futures NG September 2016 contracts, expiring August 2016	1,690	1,115,960	0.17
CME Live Cattle Futures LC August 2016 contracts, expiring August 2016	1,035	(244,017)	(0.04)
CBOT Corn Futures C September 2016 contracts, expiring September 2016	2,382	(5,100,713)	(0.77)
CBOT Soybean Futures S September 2016 contracts, expiring September 2016	832	3,731,313	0.56
COMEX Copper Futures HG September 2016 contracts, expiring September 2016	873	1,870,875	0.28
COMEX Silver Futures SI September 2016 contracts, expiring September 2016	521	1,179,510	0.18
CBOT Soybean Meal Futures SM January 2017 contracts, expiring January 2017	1,226	1,393,040	0.21
COMEX Gold Futures GC June 2017 contracts, expiring June 2017	346	(90,170)	(0.01)
	10,955	5,258,275	0.79
Open Futures Contracts - Short*
Foreign Contracts
LME Tin Futures LT July 2016 contracts, expiring July 2016	575	(220,022)	(0.03)
Total Open Futures Contracts**	17,758	$11,926,929	1.80

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.46%, 7/07/2016	$30,000,000	$29,997,725	4.54
0.43%, 7/28/2016	20,000,000	19,993,550	3.03
0.43%, 8/18/2016	20,000,000	19,988,667	3.03
0.48%, 9/01/2016	30,000,000	29,975,458	4.54
0.46%, 9/08/2016	20,000,000	19,982,558	3.02
0.44%, 9/22/2016	20,000,000	19,979,711	3.02
0.38%, 9/29/2016	20,000,000	19,981,000	3.02
0.35%, 10/13/2016	20,000,000	19,980,067	3.02
0.35%, 10/20/2016	30,000,000	29,967,625	4.53
0.40%, 10/27/2016	20,000,000	19,974,106	3.02
0.38%, 11/03/2016	30,000,000	29,960,417	4.53
0.36%, 11/10/2016	30,000,000	29,960,950	4.53
0.40%, 11/17/2016	40,000,000	39,938,995	6.04
0.47%, 11/25/2016	30,000,000	29,942,425	4.53
0.41%, 12/08/2016	40,000,000	39,927,111	6.04
0.34%, 12/15/2016	30,000,000	29,952,683	4.53
0.39%, 12/22/2016	30,000,000	29,943,813	4.53
0.34%, 12/29/2016	30,000,000	29,949,471	4.53
Total Cash Equivalents		$489,396,332	74.03

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

** Collateral amounted to $38,619,613 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At June 30, 2016

United States Copper Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts – Long
United States Contracts
COMEX Copper Futures HG September 2016 contracts, expiring September 2016	27	$42,950	1.48
COMEX Copper Futures HG December 2016 contracts, expiring December 2016	26	37,288	1.28
Total Open Futures Contracts*	53	$80,238	2.76

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.46%, 7/07/2016	$250,000	$249,981	8.61
0.38%, 9/29/2016	250,000	249,762	8.60
0.35%, 10/13/2016	250,000	249,751	8.60
0.34%, 10/20/2016	250,000	249,738	8.60
0.40%, 10/27/2016	500,000	499,353	17.19
0.38%, 11/03/2016	250,000	249,670	8.59
0.40%, 11/17/2016	250,000	249,619	8.59
0.39%, 12/22/2016	250,000	249,532	8.59
Total Cash Equivalents		$2,247,406	77.37

* Collateral amounted to $267,085 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At June 30, 2016

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts – Long
Foreign Contracts
ICE-US Sugar #11 Futures SB October 2016 contracts, expiring September 2016	12	$36,434	1.71
ICE-Canola Futures RS November 2016 contracts, expiring November 2016	3	(1,077)	(0.05)
ICE-US Cotton #2 Futures CT December 2016 contracts, expiring December 2016	3	1,285	0.06
ICE-US Cocoa Futures CC December 2016 contracts, expiring December 2016	6	(1,670)	(0.08)
ICE-US Coffee-C Futures KC December 2016 contracts, expiring December 2016	3	25,012	1.17
	27	59,984	2.81
United States Contracts
CME Lean Hogs Futures LH August 2016 contracts, expiring August, 2016	5	5,400	0.25
CME Feeder Cattle Futures LC August 2016 contracts, expiring August, 2016	1	2,250	0.11
CME Live Cattle Futures LC August 2016 contracts, expiring August, 2016	6	(2,200)	(0.10)
CBOT Corn Futures C September 2016 contracts, expiring September, 2016	11	(21,012)	(0.99)
CBOT Soybean Oil Futures BO September 2016 contracts, expiring September, 2016	1	216	0.01
CBOT Wheat Futures W September 2016 contracts, expiring September, 2016	6	(10,025)	(0.47)
CBOT Soybean Meal Futures SM October 2016 contracts, expiring October, 2016	4	29,830	1.40
CBOT Soybean Futures S November 2016 contracts, expiring November, 2016	6	29,825	1.40
KCBT Hard Red Winter Wheat Futures KW December 2016 contracts, expiring December, 2016	2	(4,675)	(0.22)
	42	29,609	1.39
Total Open Futures Contracts*	69	$89,593	4.20

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.46%, 7/07/2016	$250,000	$249,981	11.72
0.43%, 8/18/2016	250,000	249,858	11.72
0.40%, 10/27/2016	250,000	249,676	11.71
0.38%, 11/03/2016	250,000	249,670	11.71
0.40%, 11/17/2016	250,000	249,619	11.70
0.39%, 12/22/2016	250,000	249,532	11.70
Total Cash Equivalents		$1,498,336	70.26

* Collateral amounted to $79,265 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2016 and 2015

United States Commodity Index Fund

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$30,228,101	$(5,385,302)	$15,028,812	$(54,343,959)
Change in unrealized gain (loss) on open positions	6,381,712	31,831,009	20,509,156	34,803,676
Realized gain (loss) on short-term investments	–	–	–	3,645
Interest income	455,142	84,905	793,125	165,976
ETF transaction fees	6,300	4,550	8,750	8,750

Total income (loss)	37,071,255	26,535,162	36,339,843	(19,361,912)

Expenses
Management fees (Note 4)	1,115,215	1,072,363	2,114,266	2,383,627
Professional fees	138,443	279,169	288,404	540,705
Brokerage commissions	183,218	151,217	359,905	350,400
Directors' fees and insurance	14,143	28,429	37,195	56,042

Total expenses	1,451,019	1,531,178	2,799,770	3,330,774

Net income (loss)	$35,620,236	$25,003,984	$33,540,073	$(22,692,686)
Net income (loss) per share	$2.66	$2.18	$2.55	$(1.12)
Net income (loss) per weighted average share	$2.66	$2.15	$2.58	$(1.75)
Weighted average shares outstanding	13,407,692	11,620,879	13,011,813	12,948,619

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2016 and 2015

United States Copper Index Fund

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$2,826	$173,162	$(246,050)	$(189,213)
Change in unrealized gain (loss) on open positions	(1,375)	(259,063)	260,863	(11,825)
Realized gain (loss) on short-term investments	–	–	–	17
Interest income	2,201	252	3,466	553
ETF transaction fees	–	–	350	350

Total income (loss)	3,652	(85,649)	18,629	(200,118)

Expenses
Management fees (Note 4)	4,568	3,021	8,080	6,124
Professional fees	18,502	17,077	34,779	28,262
Brokerage commissions	215	296	896	556
Directors' fees and insurance	130	103	222	202

Total expenses	23,415	20,497	43,977	35,144

Expense waiver (Note 4)	(17,699)	(16,779)	(34,033)	(27,603)

Net expenses	5,716	3,718	9,944	7,541

Net income (loss)	$(2,064)	$(89,367)	$8,685	$(207,659)
Net income (loss) per share	$(0.01)	$(0.90)	$0.28	$(1.46)
Net income (loss) per weighted average share	$(0.01)	$(0.89)	$0.05	$(2.00)
Weighted average shares outstanding	200,000	100,000	177,198	103,867

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2016 and 2015

United States Agriculture Index Fund

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$49,837	$(104,754)	$73,847	$(274,438)
Change in unrealized gain (loss) on open positions	120,644	257,421	83,436	222,298
Realized gain (loss) on foreign currency transactions	–	6	(15)	59
Change in unrealized gain (loss) on foreign currency translations	6	36	876	4
Interest income	1,614	320	2,845	648

Total income (loss)	172,101	153,029	160,989	(51,429)

Expenses
Management fees (Note 4)	3,329	3,393	6,463	6,891
Professional fees	16,876	15,629	31,870	25,637
Brokerage commissions	420	406	1,016	1,064
Directors' fees and insurance	104	94	182	195

Total expenses	20,729	19,522	39,531	33,787

Expense waiver (Note 4)	(16,612)	(15,392)	(31,558)	(25,283)

Net expenses	4,117	4,130	7,973	8,504

Net income (loss)	$167,984	$148,899	$153,016	$(59,933)
Net income (loss) per share	$1.68	$1.49	$1.53	$(0.60)
Net income (loss) per weighted average share	$1.68	$1.49	$1.53	$(0.60)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2016 and 2015

United States Commodity Index Funds Trust

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$30,280,764	$(5,316,894)	$14,856,609	$(54,990,026)
Change in unrealized gain (loss) on open positions	6,500,981	31,829,367	20,853,455	35,150,713
Realized gain (loss) on foreign currency transactions	–	6	(15)	59
Realized gain (loss) on short-term investments	–	–	–	3,812
Change in unrealized gain (loss) on foreign currency translations	6	36	876	4
Interest income	458,957	85,477	799,436	167,335
ETF transaction fees	6,300	4,550	9,100	9,450

Total income (loss)	37,247,008	26,602,542	36,519,461	(19,658,653)

Expenses
Management fees (Note 4)	1,123,112	1,078,777	2,128,809	2,398,737
Professional fees	173,821	311,875	355,053	603,647
Brokerage commissions	183,853	151,919	361,817	352,329
Directors' fees and insurance	14,377	28,626	37,599	56,510

Total expenses	1,495,163	1,571,197	2,883,278	3,411,223

Expense waiver (Note 4)	(34,311)	(32,171)	(65,591)	(61,779)

Net expenses	1,460,852	1,539,026	2,817,687	3,349,444

Net income (loss)	$35,786,156	$25,063,516	$33,701,774	$(23,008,097)

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2016

United States Commodity Index Fund
	Sponsor	Shareholders	Total

Balances, at December 31, 2015	$–	$520,635,970	$520,635,970
Additions	–	126,570,004	126,570,004
Redemptions	–	(19,655,279)	(19,655,279)
Net income (loss)	–	33,540,073	33,540,073

Balances, at June 30, 2016	$–	$661,090,768	$661,090,768

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2016

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2015	–	12,850,000	12,850,000
Additions	–	3,000,000	3,000,000
Redemptions	–	(500,000)	(500,000)

Shares Outstanding, at June 30, 2016	–	15,350,000	15,350,000

Net Asset Value Per Share:
At December 31, 2015			$40.52
At June 30, 2016			$43.07

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2016

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2015	$–	$2,135,390	$2,135,390
Additions	–	760,489	760,489
Redemptions	–	–	–
Net income (loss)	–	8,685	8,685

Balances, at June 30, 2016	$–	$2,904,564	$2,904,564

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2016

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2015	–	150,000	150,000
Additions	–	50,000	50,000
Redemptions	–	–	–

Shares Outstanding, at June 30, 2016	–	200,000	200,000

Net Asset Value Per Share:
At December 31, 2015			$14.24
At June 30, 2016			$14.52

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2016

United States Agriculture Index Fund
	Sponsor	Shareholders	Total

Balances, at December 31, 2015	$–	$1,979,520	$1,979,520
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	153,016	153,016

Balances, at June 30, 2016	$–	$2,132,536	$2,132,536

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2016

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2015	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–

Shares Outstanding, at June 30, 2016	–	100,000	100,000

Net Asset Value Per Share:
At December 31, 2015			$19.80
At June 30, 2016			$21.33

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2016

United States Commodity Index Funds Trust
	Sponsor	Shareholders	Total

Balances, at December 31, 2015	$–	$524,750,880	$524,750,880
Additions	–	127,330,493	127,330,493
Redemptions	–	(19,655,279)	(19,655,279)
Net income (loss)	–	33,701,774	33,701,774

Balances, at June 30, 2016	$–	$666,127,868	$666,127,868

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2016

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2015	–	13,100,000	13,100,000
Additions	–	3,050,000	3,050,000
Redemptions	–	(500,000)	(500,000)

Shares Outstanding, at June 30, 2016	–	15,650,000	15,650,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2016 and 2015

United States Commodity Index Fund

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$33,540,073	$(22,692,686)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	17,372,110	27,537,914
Unrealized (gain) loss on open futures contracts	(20,509,156)	(34,803,676)
(Increase) decrease in directors' fees and insurance receivable	(4,479)	(42,177)
(Increase) decrease in ETF transaction fees receivable	–	700
Increase (decrease) in management fees payable	40,713	(172,440)
Increase (decrease) in professional fees payable	(367,651)	(167,826)
Increase (decrease) in directors' fees and insurance payable	–	(15,638)
Net cash provided by (used in) operating activities	30,071,610	(30,355,829)

Cash Flows from Financing Activities:
Addition of shares	126,570,004	85,880,155
Redemption of shares	(19,655,279)	(255,334,061)
Net cash provided by (used in) financing activities	106,914,725	(169,453,906)

Net Increase (Decrease) in Cash and Cash Equivalents	136,986,335	(199,809,735)

Cash and Cash Equivalents, beginning of period	474,315,271	711,984,950
Cash and Cash Equivalents, end of period	$611,301,606	$512,175,215

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2016 and 2015

United States Copper Index Fund

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$8,685	$(207,659)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	166,355	5,965
Unrealized (gain) loss on open futures contracts	(260,863)	11,825
(Increase) decrease in receivable from Sponsor	25,570	15,227
(Increase) decrease in interest receivable	–	25
(Increase) decrease in directors' fees and insurance receivable	2	(175)
Increase (decrease) in management fees payable	319	(653)
Increase (decrease) in professional fees payable	(12,967)	(24,694)
Increase (decrease) in directors' fees and insurance payable	–	(35)
Net cash provided by (used in) operating activities	(72,899)	(200,174)

Cash Flows from Financing Activities:
Addition of shares	760,489	–
Redemption of shares	–	(893,833)
Net cash provided by (used in) financing activities	760,489	(893,833)

Net Increase (Decrease) in Cash and Cash Equivalents	687,590	(1,094,007)

Cash and Cash Equivalents, beginning of period	1,871,256	2,729,373
Cash and Cash Equivalents, end of period	$2,558,846	$1,635,366

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2016 and 2015

United States Agriculture Index Fund

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$153,016	$(59,933)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	60,202	77,854
Unrealized (gain) loss on open futures contracts	(83,436)	(222,298)
(Increase) decrease in receivable from Sponsor	24,766	13,850
(Increase) decrease in directors' fees and insurance receivable	(39)	(43)
Increase (decrease) in management fees payable	54	(174)
Increase (decrease) in professional fees payable	(12,298)	(22,578)
Increase (decrease) in directors' fees and insurance payable	(64)	(104)
Net cash provided by (used in) operating activities	142,201	(213,426)

Cash Flows from Financing Activities:
Addition of shares	–	–
Redemption of shares	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	142,201	(213,426)

Cash and Cash Equivalents, beginning of period	1,820,742	2,142,415
Cash and Cash Equivalents, end of period	$1,962,943	$1,928,989

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2016 and 2015

United States Commodity Index Funds Trust

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$33,701,774	$(23,008,097)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	17,598,667	27,939,889
Unrealized (gain) loss on open futures contracts	(20,853,455)	(35,150,713)
(Increase) decrease in receivable from Sponsor	50,336	66,862
(Increase) decrease in interest receivable	–	36
(Increase) decrease in directors' fees and insurance receivable	(4,516)	(42,395)
(Increase) decrease in ETF transaction fees receivable	–	700
Increase (decrease) in management fees payable	41,086	(174,395)
Increase (decrease) in professional fees payable	(392,916)	(254,094)
Increase (decrease) in directors' fees and insurance payable	(64)	(15,856)
Net cash provided by (used in) operating activities	30,140,912	(30,638,063)

Cash Flows from Financing Activities:
Addition of shares	127,330,493	85,880,155
Redemption of shares	(19,655,279)	(258,161,695)
Net cash provided by (used in) financing activities	107,675,214	(172,281,540)

Net Increase (Decrease) in Cash and Cash Equivalents	137,816,126	(202,919,603)

Cash and Cash Equivalents, beginning of period	478,007,269	718,659,173
Cash and Cash Equivalents, end of period	$615,823,395	$515,739,570

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended June 30, 2016 (Unaudited)

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

In connection with the Third Amended and Restated Declaration of Trust, dated March 22, 2013, a new series of the Trust was designated on June 1, 2016, the USCF Canadian Crude Oil Index Fund (“UCCO”). UCCO has not commenced operations as of the filing of this quarterly report on Form 10-Q.

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

In accordance with GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2016 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of June 30, 2016, USCF held 5 shares of USCI, 40 shares of CPER and 5 shares of USAG.

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

In connection with the Third Amended and Restated Declaration of Trust, dated March 22, 2013, a new series of the Trust was designated on June 1, 2016, the USCF Canadian Crude Oil Index Fund (“UCCO”). UCCO has not commenced operations as of the filing of this quarterly report on Form 10-Q.

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

USCI’s shares began trading on August 10, 2010. As of June 30, 2016, USCI held 1,690 Futures Contracts on the NYMEX, 5,101 Futures Contracts on the ICE Futures, 4,440 Futures Contracts on the CBOT, 3,085 Futures Contracts on the CME, 1,702 Futures Contracts on the LME and 1,740 Futures Contracts on the COMEX, totaling 17,758 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of June 30, 2016, CPER held 53 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of June 30, 2016, USAG held 27 Futures Contracts on the ICE Futures, 28 Futures Contracts on the CBOT, 12 Futures Contracts on the CME, and 2 Futures Contracts on the KCBT, totaling 69 futures contracts.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the six months ended June 30, 2016 and 2015, no Trust Series incurred any registration fees or other offering expenses.

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

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $650,000 for the year ended December 31, 2016 for USCI, $46,000 for the year ended December 31, 2016 for CPER, and $42,000 for the year ended December 31, 2016 for USAG.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5– Contracts and Agreements below. In addition, USCF pays certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2016, USCF waived $34,033 in expenses for CPER and $31,558 for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

USCI

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Total commissions accrued to brokers	$359,905	$350,400
Total commissions as an annualized percentage of average total net assets	0.14%	0.12%
Commissions accrued as a result of rebalancing	$346,525	$325,949
Percentage of commissions accrued as a result of rebalancing	96.28%	93.02%
Commissions accrued as a result of creation and redemption activity	$13,380	$24,451
Percentage of commissions accrued as a result of creation and redemption activity	3.72%	6.98%

The increase in USCI’s total commissions accrued to brokers for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was primarily due to an increase in the number of contracts traded during the rebalancing periods.

CPER

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Total commissions accrued to brokers	$896	$556
Total commissions as an annualized percentage of average total net assets	0.07%	0.06%
Commissions accrued as a result of rebalancing	$800	$486
Percentage of commissions accrued as a result of rebalancing	89.29%	87.37%
Commissions accrued as a result of creation and redemption activity	$96	$70
Percentage of commissions accrued as a result of creation and redemption activity	10.71%	12.63%

CPER’s total commissions accrued to brokers for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, increased due to the number contracts traded during the rebalancing periods.

USAG

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Total commissions accrued to brokers	$1,016	$1,064
Total commissions as an annualized percentage of average total net assets	0.10%	0.10%
Commissions accrued as a result of rebalancing	$1,016	$1,064
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

USAG’s total commissions accrued to brokers for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, decreased slightly due to the contracts traded during the rebalancing periods.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through June 30, 2016. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2016 and December 31, 2015, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2016 and December 31, 2015, USCI held cash deposits and investments in Treasuries in the amounts of $649,921,219 and $530,306,994, respectively, with the custodian and FCM. As of June 30, 2016 and December 31, 2015, CPER held cash deposits and investments in Treasuries in the amounts of $2,825,931 and $2,304,696, respectively, with the custodian and FCM. As of June 30, 2016 and December 31, 2015, USAG held cash deposits and investments in Treasuries in the amounts of $2,042,208 and $1,960,209, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the six months ended June 30, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the six months ended June 30, 2016 (Unaudited)	For the six months ended June 30, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$40.52	$48.24
Total income (loss)	2.77	(0.86)
Net expenses	(0.22)	(0.26)
Net increase (decrease) in net asset value	2.55	(1.12)
Net asset value, end of period	$43.07	$47.12

Total Return	6.29%	(2.32)%

Ratios to Average Net Assets
Total income (loss)	6.84%	(3.22)%
Management fees*	0.80%**	0.80	%***
Total expenses excluding management fees*	0.26%	0.32%
Expenses waived*	— %**	—	%***
Net expenses excluding management fees*	0.26%	0.32%
Net income (loss)	6.31%	(3.78)%

*	Annualized.
**	Effective January 1, 2016 USCF’s management fee charged to USCI is 0.80% per annum of average daily total net assets.
***	Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI.

CPER

	For the six months ended June 30, 2016 (Unaudited)	For the six months ended June 30, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$14.24	$19.10
Total income (loss)	0.34	(1.39)
Net expenses	(0.06)	(0.07)
Net increase (decrease) in net asset value	0.28	(1.46)
Net asset value, end of period	$14.52	$17.64

Total Return	1.97%	(7.64)%

Ratios to Average Net Assets
Total income (loss)	0.75%	(10.53)%
Management fees*	0.65%**	0.65	%***
Total expenses excluding management fees*	2.89%	3.08%
Expenses waived*	(2.74)%†	(2.93	)%***†
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	0.35%	(10.93)%

*	Annualized.
**	Effective January 1, 2016 USCF’s management fee charged to CPER is 0.65% per annum of average daily total net assets.
***	Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for CPER.
†	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through June 30, 2016. USCF has no obligation to continue such payments into subsequent periods.

USAG

	For the six months ended June 30, 2016 (Unaudited)	For the six months ended June 30, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$19.80	$22.97
Total income (loss)	1.61	(0.51)
Net expenses	(0.08)	(0.09)
Net increase (decrease) in net asset value	1.53	(0.60)
Net asset value, end of period	$21.33	$22.37

Total Return	7.73%	(2.61)%

Ratios to Average Net Assets
Total income (loss)	8.05%	(2.41)%
Management fees*	0.65%**	0.65	%***
Total expenses excluding management fees*	3.33%	2.54%
Expenses waived*	(3.18)%†	(2.39	)%***†
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	7.65%	(2.80)%

*	Annualized.
**	Effective January 1, 2016, USCF’s management fee charged to USAG is 0.65% per annum of average daily total net assets.
***	Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for USAG.
†	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through June 30, 2016. USCF has no obligation to continue such payments into subsequent periods.

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

The following table summarizes the valuation of USCI’s securities at June 30, 2016 using the fair value hierarchy:

At June 30, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$489,396,332	$489,396,332	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	6,668,654	6,668,654	—	—
United States Contracts	5,258,275	5,258,275	—	—

During the six months ended June 30, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$299,704,608	$299,704,608	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(4,020,212)	(4,020,212)	—	—
United States Contracts	(4,562,015)	(4,562,015)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at June 30, 2016 using the fair value hierarchy:

At June 30, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$2,247,406	$2,247,406	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	80,238	80,238	—	—

During the six months ended June 30, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$998,899	$998,899	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(180,625)	(180,625)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at June 30, 2016 using the fair value hierarchy:

At June 30, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$1,498,336	$1,498,336	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	59,984	59,984	—	—
United States Contracts	29,609	29,609	—	—

During the six months ended June 30, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$749,059	$749,059	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	48,270	48,270	—	—
United States Contracts	(42,113)	(42,113)	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$11,926,929	$(8,582,227)

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$80,238	$(180,625)

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$89,593	$6,157

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the six months ended June 30, 2016		For the six months ended June 30, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$15,028,812		$(54,343,959)
	Change in unrealized gain (loss) on open contracts		$20,509,156		$34,803,676

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the six months ended June 30, 2016		For the six months ended June 30, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(246,050)		$(189,213)
	Change in unrealized gain (loss) on open contracts		$260,863		$11,825

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the six months ended June 30, 2016		For the six months ended June 30, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$73,847		$(274,438)
	Change in unrealized gain (loss) on open contracts		$83,436		$222,298

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its’ per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of June 30, 2016, USCI held 1,690 Futures Contracts on the NYMEX, 5,101 Futures Contracts on the ICE Futures, 4,440 Futures Contracts on the CBOT, 3,085 Futures Contracts on the CME, 1,702 Futures Contracts on the LME and 1,740 Futures Contracts on the COMEX.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of June 30, 2016, CPER held 53 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of June 30, 2016, USAG held 27 Futures Contracts on the ICE Futures, 28 Futures Contracts on the CBOT, 12 Futures Contract on the CME and 2 Futures Contracts on the KCBT.

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

Regulatory Disclosure

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not applicable to the Trust Series’ investments) may hold, own or control. These levels and position limits apply to the futures contracts that the Trust invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit established the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once that daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of June 30, 2016, USCI held 1,690 Futures Contracts on the NYMEX, 5,101 Futures Contracts on the ICE Futures, 4,440 Futures Contracts on the CBOT, 3,085 Futures Contracts on the CME, 1,702 Futures Contracts on the LME and 1,740 Futures Contracts on the COMEX, totaling 17,758 futures contracts. As of June 30, 2016, CPER held 53 Futures Contracts on the COMEX. As of June 30, 2016, USAG held 27 Futures Contracts on the ICE Futures, 28 Futures Contracts on the CBOT, 12 Futures Contracts on the CME and 2 Futures Contracts on the KCBT, totaling 69 futures contracts. For the six months ended June 30, 2016, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the six months ended June 30, 2016, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

Commodity Markets

Commodity Futures Price Movements

Six months ended June 30, 2016

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited an upward trend during the six months ended June 30, 2016. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	6.66%
S&P GSCI Commodity Index Total Return(2)	9.86%
Bloomberg Commodity Index Total ReturnSM(2)	13.25%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	7.30%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2015 was $1,265.58. As of June 30, 2016, the value of the SDCI was $1,349.90, up approximately 6.66% over the six months ended June 30, 2016.

The return of approximately 6.66% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $40.52 and ended the period at $43.07 on June 30, 2016, an increase of approximately 6.29% over the period. USCI’s per share NAV reached its high for the period on June 8, 2016 at $43.74 and reached its low for the period on January 20, 2016 at $38.47. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s NAV.

Copper Markets

Copper Futures Price Movements

Six months ended June 30, 2016

As measured by the two major copper indexes, copper futures prices exhibited daily swings with an upward trend during the six months ended June 30, 2016. The table below compares the total returns of the SCI to the Bloomberg Copper Sub index Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	2.23%
Bloomberg Copper Sub Index Total Return(2)	2.21%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2015 was $704.39. As of June 30, 2016, the value of the SCI was $720.09, up approximately 2.23% over the six months ended June 30, 2016.

The return of approximately 2.23% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $14.24 and ended the period at $14.52 on June 30, 2016, an increase of approximately 1.97% over the period. CPER’s per share NAV reached its high for the period on March 21, 2016 at $15.23 and reached its low for the period on January 15, 2016 at $12.96. See “Tracking the Each Trust Series’ Benchmark” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets

Agriculture Futures Price Movements

Six months ended June 30, 2016

As measured by the three major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with an upward trend during the six months ended June 30, 2016. The table below compares the total returns of the SDAI to the two major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	7.46%
Bloomberg Agriculture Sub Index Total ReturnSM(2)	13.47%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	7.02%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDAI as of December 31, 2015 was $285.01. As of June 30, 2016, the value of the SDAI was $306.27, up approximately 7.46% over the six months ended June 30, 2016.

The return of approximately 7.46% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $19.80 and ended the period at $21.33 on June 30, 2016, an increase of approximately 7.73% over the period. USAG’s per share NAV reached its high for the period on June 8, 2016 at $22.26 and reached its low for the period on February 11, 2016 at $18.88. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USAG’s per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of June 30, 2016, USCI had issued 27,650,000 shares, 15,350,000 of which were outstanding. As of June 30, 2016, there were 22,350,000 remaining shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of June 30, 2016, CPER had issued 400,000 shares, 200,000 of which were outstanding. As of June 30, 2016, there were 29,600,000 remaining shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of June 30, 2016, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of June 30, 2016, there were 19,800,000 remaining shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

Unlike funds that are registered under the Investment Company Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2016, USCI, CPER and USAG had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Six Months ended June 30, 2016 Compared to the Six Months ended June 30, 2015

USCI

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Average daily total net assets	$531,470,664	$600,845,315
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$793,125	$165,976
Annualized yield based on average daily total net assets	0.30%	0.06%
Management fee	$2,114,266	$2,383,627
Total fees and other expenses excluding management fees	$685,504	$947,147
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$359,905	$350,400
Total commissions as annualized percentage of average total net assets	0.14%	0.12%
Commissions accrued as a result of rebalancing	$346,525	$325,949
Percentage of commissions accrued as a result of rebalancing	96.28%	93.02%
Commissions accrued as a result of creation and redemption activity	$13,380	$24,451
Percentage of commissions accrued as a result of creation and redemption activity	3.72%	6.98%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

USCI’s total fees and expenses excluding management fees for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, decreased as a result of a decrease in certain operating expenses.

USCI’s total commissions accrued to brokers for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, increased primarily due to an increase in the number of contracts traded during the rebalancing periods.

CPER

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Average daily total net assets	$2,499,651	$1,899,864
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,466	$553
Annualized yield based on average daily total net assets	0.28%	0.06%
Management fee	$8,080	$6,124
Total fees and other expenses excluding management fees	$35,897	$29,020
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$34,033	$27,603
Expenses before the allowance for the expense waiver	$43,977	$35,144
Expenses after allowance for the expense waiver	$9,944	$7,541
Total commissions accrued to brokers	$896	$556
Total commissions as annualized percentage of average total net assets	0.07%	0.06%
Commissions accrued as a result of rebalancing	$800	$486
Percentage of commissions accrued as a result of rebalancing	89.29%	87.37%
Commissions accrued as a result of creation and redemption activity	$96	$70
Percentage of commissions accrued as a result of creation and redemption activity	10.71%	12.63%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The amount of income earned by CPER as a percentage of average daily total net assets was higher during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

CPER’s total fees and expenses excluding management fees for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, increased as a result of higher other expenses.

CPER’s total commissions accrued to brokers for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, increased due to the number of contracts traded during the rebalancing periods.

USAG

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Average daily total net assets	$1,999,543	$2,137,842
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,845	$648
Annualized yield based on average daily total net assets	0.29%	0.06%
Management fee	$6,463	$6,891
Total fees and other expenses excluding management fees	$33,068	$26,896
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$31,558	$25,283
Expenses before the allowance for the expense waiver	$39,531	$33,787
Expenses after allowance for the expense waiver	$7,973	$8,504
Total commissions accrued to brokers	$1,016	$1,064
Total commissions as annualized percentage of average total net assets	0.10%	0.10%
Commissions accrued as a result of rebalancing	$1,016	$1,064
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

USAG’s total fees and expenses excluding management fees for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, increased as a result of an increase in certain operating expenses.

USAG’s total commissions accrued to brokers for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, decreased due to the number of contracts traded during the rebalancing periods.

For the Three Months ended June 30, 2016 Compared to the Three Months ended June 30, 2015

USCI

	For the three months ended June 30, 2016	For the three months ended June 30, 2015
Average daily total net assets	$560,670,938	$537,654,704
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$455,142	$84,905
Annualized yield based on average daily total net assets	0.33%	0.06%
Management fee	$1,115,215	$1,072,363
Total fees and other expenses excluding management fees	$335,804	$458,815
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$183,218	$151,217
Total commissions as annualized percentage of average total net assets	0.13%	0.11%
Commissions accrued as a result of rebalancing	$173,578	$144,546
Percentage of commissions accrued as a result of rebalancing	94.74%	95.59%
Commissions accrued as a result of creation and redemption activity	$9,640	$6,671
Percentage of commissions accrued as a result of creation and redemption activity	5.26%	4.41%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

USCI’s total fees and expenses excluding management fees for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, decreased as a result of a decrease in certain operating expenses.

USCI’s total commissions accrued to brokers for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, increased primarily due to an increase in the number of contracts traded during the rebalancing periods.

CPER

	For the three months ended June 30, 2016	For the three months ended June 30, 2015
Average daily total net assets	$2,826,368	$1,864,325
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,201	$252
Annualized yield based on average daily total net assets	0.31%	0.05%
Management fee	$4,568	$3,021
Total fees and other expenses excluding management fees	$18,847	$17,476
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$17,699	$16,779
Expenses before the allowance for the expense waiver	$23,415	$20,497
Expenses after allowance for the expense waiver	$5,716	$3,718
Total commissions accrued to brokers	$215	$296
Total commissions as annualized percentage of average total net assets	0.03%	0.06%
Commissions accrued as a result of rebalancing	$215	$296
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

CPER’s total fees and expenses excluding management fees for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, increased as a result of higher other expenses.

CPER’s total commissions accrued to brokers for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, decreased due to the number of contracts traded during the rebalancing periods.

USAG

	For the three months ended June 30, 2016	For the three months ended June 30, 2015
Average daily total net assets	$2,059,687	$2,093,768
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,614	$320
Annualized yield based on average daily total net assets	0.32%	0.06%
Management fee	$3,329	$3,393
Total fees and other expenses excluding management fees	$17,400	$16,129
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$16,612	$15,392
Expenses before the allowance for the expense waiver	$20,729	$19,522
Expenses after allowance for the expense waiver	$4,117	$4,130
Total commissions accrued to brokers	$420	$406
Total commissions as annualized percentage of average total net assets	0.08%	0.08%
Commissions accrued as a result of rebalancing	$420	$406
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

USAG’s total fees and expenses excluding management fees for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, increased as a result of an increase in certain operating expenses.

USAG’s total commissions accrued to brokers for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, increased slightly due to the number of contracts traded during the rebalancing periods.

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

USCI

For the 30-valuation days ended June 30, 2016, the simple average daily change in the SDCI was 0.097%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.092% The average daily difference was (0.005%) (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (4.903)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. When the benchmark movement is small, small differences are magnified. On a daily basis, USCI is tracking very close to its benchmark.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to June 30, 2016, the simple average daily change in the SDCI was (0.001)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.007)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (9.192)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended June 30, 2016. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended June 30, 2016.

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

For the six months ended June 30, 2016, the actual total return of USCI as measured by changes in its per share NAV was 6.29%. This is based on an initial per share NAV of $40.52 on December 31, 2015 and an ending per share NAV as of June 30, 2016 of $43.07. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $43.22 as of June 30, 2016, for a total return over the relevant time period of 6.66%. The difference between the actual per share NAV total return of USCI of 6.29% and the expected total return based on the SDCI of 6.66% was an error over the time period of (0.37)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

By comparison, for the six months ended June 30, 2015, the actual total return of USCI as measured by changes in its per share NAV was (2.32)%. This is based on an initial per share NAV of $48.24 as of December 31, 2014 and an ending per share NAV as of June 30, 2015 of $47.12. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $47.52 as of June 30, 2015, for a total return over the relevant time period of (1.49)%. The difference between the actual per share NAV total return of USCI of (2.32)% and the expected total return based on the SDCI of (1.49)% was an error over the time period of (0.83)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended June 30, 2016, the simple average daily change in the SCI was 0.185%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.181%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (7.058)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to June 30, 2016, the simple average daily change in the SCI was (0.035)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.038)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.151)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period June 30, 2016. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the four years ended June 30, 2016.

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

For the six months ended June 30, 2016, the actual total return of CPER as measured by changes in its’ per share NAV was 1.97%. This is based on an initial per share NAV of $14.24 as of December 31, 2015 and an ending per share NAV as of June 30, 2016 of $14.52. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its’ per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $14.56 as of June 30, 2016, for a total return over the relevant time period of 2.25%. The difference between the actual per share NAV total return of CPER of 1.97% and the expected total return based on the SCI of 2.25% was an error over the time period of (0.28)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

By comparison, for six months ended June 30, 2015, the actual total return of CPER as measured by changes in its per share NAV was (7.64)%. This is based on an initial per share NAV of $19.10 as of December 31, 2014 and an ending per share NAV as of June 30, 2015 of $17.64. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.72 as of June 30, 2015, for a total return over the relevant time period of (7.20)%. The difference between the actual per share NAV total return of CPER of (7.64)% and the expected total return based on the SCI of (7.20)% was an error over the time period of (0.44)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

USAG

For the 30-valuation days ended June 30, 2016, the simple average daily change in the SDAI was 0.091%, while the simple average daily change in the per share NAV of USAG over the same time period was 0.097%. The average daily difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 1.475%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. When the benchmark movement is small, small differences are magnified. On a daily basis, USAG is tracking very close to its benchmark.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to June 30, 2016, the simple average daily change in the SDAI was (0.010)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.012)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 7.658%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended June 30, 2016. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the SDAI for the three years ended June 30, 2016.

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

For the six months ended June 30, 2016, the actual total return of USAG as measured by changes in its per share NAV was 7.73%. This is based on an initial per share NAV of $19.80 as of December 31, 2015 and an ending per share NAV as of June 30, 2016, of $21.33. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $21.28 as of June 30, 2016, for a total return over the relevant time period of 7.47%. The difference between the actual per share NAV total return of USAG of 7.73% and the expected total return based on the SDAI of 7.47% was an error over the time period of 0.26%, which is to say that USAG’s actual total return outperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses usually cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI. In this case the NAV for USAG outperformed its benchmark.

By comparison, for the six months ended June 30, 2015, the actual total return of USAG as measured by changes in its per share NAV was (2.61)%.This is based on an initial per share NAV of $22.97 as of December 31, 2014 and an ending per share NAV as of June 30, 2015 of $22.37. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its’ per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $22.23 as of June 30, 2015, for a total return over the relevant time period of (3.24)%. The difference between the actual per share NAV total return of USAG of (2.61)% and the expected total return based on the SDAI of (3.24)% was an error over the time period of 0.63%, which is to say that USAG’s actual total return outperformed the SDAI result by that percentage. USAG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses usually cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI. In this case the NAV for USAG outperformed its benchmark.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Index at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the six months ended June 30, 2016. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

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

Fourth, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2016, none of the Trust Series held any Other Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Finally, a Trust Series could hold the same Futures contracts as its benchmark but at a different weight. This is due to the fact that the benchmark can theoretically own a fractional percentage of a Futures contract but a Trust Series must own a full contract. For a Trust Series with smaller asset base, this percentage difference can have a material impact.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of June 30, 2016.

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2006 through June 30, 2016.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from January 1, 2006 through June 30, 2016 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from January 1, 2006 through June 30, 2016

Year	Ending Level*	Annual Return
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016 (YTD)	1,349.90	6.66%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index SM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2006-6/30/2016 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to June 30, 2016.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through June 30, 2016
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	15.99%	(22.05)%	150.85%	499.90%
Average annual return (total)	3.65%	3.35%	8.13%	12.29%
Annualized volatility	16.80%	23.33%	19.24%	15.35%
Annualized Sharpe ratio	0.09	0.05	0.31	0.65

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through June 30, 2016 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2016; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between June 30, 2006 and June 30, 2016.

Ten Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2006-6/30/2016)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2011-6/30/2016)

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of June 30, 2016.

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2006 through June 30, 2016.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the tables below reflects how the SCI would have performed from January 1, 2006 through June 30, 2016 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCI for the period

from January 1, 2006 through June 30, 2016

Year	Ending Level*	Annual Return
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,223.150	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016 (YTD)	720.09	2.23%

*	The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2006-6/30/2016 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCI in comparison with the actual total return of a major index from December 31, 1997 through June 30, 2016.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through June 30, 2016
	BCOMHGTR	Spot Copper (less storage)	SCI TR
Total return	210.87%	66.32%	359.83%
Average Annual return (total)	12.89%	9.00%	15.61%
Annualized volatility	27.03%	26.02%	26.44%
Annualized Sharpe ratio	0.40	0.27	0.50

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCI from December 31, 1997 through June 30, 2016 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Sub index Total ReturnSM (BCOMHGTR), (formerly known as Bloomberg Copper Sub index Total Return as of July 1, 2014) and spot copper prices less warehouse storage rents. The Bloomberg Copper Sub index Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Sub index Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2016; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of a major index and spot copper prices (less storage cost) between June 30, 2006 and June 30, 2016.

Ten Year Comparison of Index Returns of

BCOMHGTR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (6/30/2006-6/30/2016)

Source: SHIM, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison of Index Returns of

BCOMHGTR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (6/30/11-6/30/16)

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the SDAI as of June 30, 2016.

SDAI Commodity Weights

as of June 30, 2016

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

The table and chart below show the hypothetical performance of the SDAI from January 1, 2006 through June 30, 2016.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from January 1, 2006 through June 30, 2016 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from January 1, 2006 through June 30, 2016

Year	Ending Level*	Annual Return
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.610	3.39%
2013	324.11	(10.12)%
2014	329.88	1.78%
2015	285.01	(13.60)%
2016 (YTD)	306.27	7.46%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1/1/2006-6/30/2016 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through June 30, 2016.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through June 30, 2016
	BCOM Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	31.50%	(62.01)%	(14.28)%	42.12%
Average annual return (total)	0.37%	(3.05)%	1.38%	3.24%
Annualized volatility	20.30%	21.11%	19.52%	15.21%
Annualized Sharpe ratio	(0.08)	(0.23)	(0.03)	0.08

The table above shows the performance of the SDAI from December 31, 1997 through June 30, 2016 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Sub index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Sub index Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through June 30, 2016; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes between June 30, 2006 and June 30, 2016.

Ten Year Comparison of Index Returns of the BCOM Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(6/30/06-6/30/16)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(6/30/11-6/30/16)

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the six months ended June 30, 2016, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2016, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the six months ended June 30, 2016, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Such Futures Contracts are denominated in U.S. dollars. During the six months ended June 30, 2016, CPER did not make investments on any foreign exchanges. During the six months ended June 30, 2016, the only foreign exchange on which USAG made investments was the ICE Futures. Such Futures Contracts are denominated in U.S. dollars except Canola, which is denominated in Canadian dollars.

If, in the future, a Trust Series purchases OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2016, each of USCI, CPER and USAG held cash deposits and investments in Treasuries in the amount of $649,921,219, $2,825,931 and $2,042,208 respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2016, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of June 30, 2016 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to the FCM in connection with its transactions in Futures Contracts. For the six months ended June 30, 2016, FCM fees were approximately 0.13% of average daily total net assets for USCI, approximately 0.07% of average daily total net assets for CPER, and approximately 0.10% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by each CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s or USAG’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER or USAG.

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

As of June 30, 2016, USCI’s portfolio consisted of 17,758 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 53 Futures Contracts traded on the COMEX and USAG’s portfolio consisted of 69 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see www.unitedstatescommodityfunds.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER and USAG during the six months ended June 30, 2016.

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

During the six month reporting period ended June 30, 2016, no series of the Trust limited its OTC activities to EFRP transactions.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each Trust Series maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Date: August 5, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 5, 2016

