Form 10-Q
period 2016-09-30
United States Commodity Index Funds Trust
filed 2016-11-07
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

The number of shares outstanding of each series of the registrant as of November 2, 2016 are included in the table below:

Number of Outstanding Shares as of November 2, 2016
United States Agriculture Index Fund	100,000
United States Commodity Index Fund	15,900,000
United States Copper Index Fund	200,000
Total	16,200,000

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at September 30, 2016 (Unaudited) and December 31, 2015	2

Condensed Schedules of Investments (Unaudited) at September 30, 2016	6

Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2016 and 2015	9

Condensed Statements of Changes in Capital (Unaudited) for the nine months ended September 30, 2016 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the nine months ended September 30, 2016	13

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015	17

Notes to Condensed Financial Statements for the period ended September 30, 2016 (Unaudited)	21

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2016 (Unaudited) and December 31, 2015

United States Commodity Index Fund

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$620,138,129	$474,315,271
Equity in trading accounts:
Cash and cash equivalents	49,710,159	55,991,723
Unrealized gain (loss) on open commodity futures contracts	(4,915,632)	(8,582,227)
Interest receivable	1,261	1,261
Directors' fees and insurance receivable	449	6,190

Total assets	$664,934,366	$521,732,218

Liabilities and Capital
Management fees payable (Note 4)	$441,513	$359,544
Professional fees payable	453,867	693,889
Brokerage commissions payable	54,015	42,815

Total liabilities	949,395	1,096,248

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	663,984,971	520,635,970
Total Capital	663,984,971	520,635,970

Total liabilities and capital	$664,934,366	$521,732,218

Shares outstanding	16,000,000	12,850,000
Net asset value per share	$41.50	$40.52
Market value per share	$41.46	$40.47

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2016 (Unaudited) and December 31, 2015

United States Copper Index Fund

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$2,596,330	$1,871,256
Equity in trading accounts:
Cash and cash equivalents	231,674	433,440
Unrealized gain (loss) on open commodity futures contracts	82,413	(180,625)
Receivable from Sponsor (Note 4)	56,084	59,601
Directors' fees and insurance receivable	–	32

Total assets	$2,966,501	$2,183,704

Liabilities and Capital
Management fees payable (Note 4)	$1,496	$1,156
Professional fees payable	56,777	47,158

Total liabilities	58,273	48,314

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	2,908,228	2,135,390
Total Capital	2,908,228	2,135,390

Total liabilities and capital	$2,966,501	$2,183,704

Shares outstanding	200,000	150,000
Net asset value per share	$14.54	$14.24
Market value per share	$14.50	$14.27

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2016 (Unaudited) and December 31, 2015

United States Agriculture Index Fund

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,802,006	$1,820,742
Equity in trading accounts:
Cash and cash equivalents	120,949	139,467
Unrealized gain (loss) on open commodity futures contracts	(67)	6,157
Receivable from Sponsor (Note 4)	53,011	56,324
Interest receivable	46	46
Directors' fees and insurance receivable	10	–

Total assets	$1,975,955	$2,022,736

Liabilities and Capital
Management fees payable (Note 4)	$2,118	$2,171
Professional fees payable	49,971	40,981
Directors' fees and insurance payable	–	64

Total liabilities	52,089	43,216

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	1,923,866	1,979,520
Total Capital	1,923,866	1,979,520

Total liabilities and capital	$1,975,955	$2,022,736

Shares outstanding	100,000	100,000
Net asset value per share	$19.24	$19.80
Market value per share	$18.95	$19.39

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2016 (Unaudited) and December 31, 2015

United States Commodity Index Funds Trust

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$624,536,465	$478,007,269
Equity in trading accounts:
Cash and cash equivalents	50,062,782	56,564,630
Unrealized gain (loss) on open commodity futures contracts	(4,833,286)	(8,756,695)
Receivable from Sponsor (Note 4)	109,095	115,925
Interest receivable	1,307	1,307
Directors' fees and insurance receivable	459	6,222

Total assets	$669,876,822	$525,938,658

Liabilities and Capital
Management fees payable (Note 4)	$445,127	$362,871
Professional fees payable	560,615	782,028
Brokerage commissions payable	54,015	42,815
Directors' fees and insurance payable	–	64

Total liabilities	1,059,757	1,187,778

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	668,817,065	524,750,880
Total Capital	668,817,065	524,750,880

Total liabilities and capital	$669,876,822	$525,938,658

Shares outstanding	16,300,000	13,100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At September 30, 2016

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Tin Futures LT January 2017 contracts, expiring January 2017	601	$8,962,240	1.35
ICE-US Cocoa Futures CC March 2017 contracts, expiring March 2017	1,670	(585,020)	(0.09)
ICE-US Coffee-C Futures KC March 2017 contracts, expiring March 2017	805	1,822,950	0.28
LME Zinc Futures LX April 2017 contracts, expiring April 2017	847	1,417,388	0.21
ICE-US Sugar #11 Futures SB May 2017 contracts, expiring April 2017	1,873	3,776,606	0.57
LME Lead Futures LL May 2017 contracts, expiring May 2017	960	2,113,410	0.32
	6,756	17,507,574	2.64
United States Contracts
CME Live Cattle Futures LC October 2016 contracts, expiring October 2016	30	(97,140)	(0.01)
CME Feeder Cattle Futures FC November 2016 contracts, expiring November 2016	768	(6,437,188)	(0.97)
NYMEX RBOB Gasoline Futures RB December 2016 contracts, expiring November 2016	846	1,366,197	0.21
CME Lean Hogs Futures LH December 2016 contracts, expiring December 2016	2,551	(2,386,680)	(0.36)
CME Live Cattle Futures LC December 2016 contracts, expiring December 2016	1,119	(1,034,230)	(0.16)
COMEX Silver Futures SI December 2016 contracts, expiring December 2016	495	(2,159,085)	(0.33)
CBOT Soybean Meal Futures SM January 2017 contracts, expiring January 2017	1,576	(11,195,610)	(1.69)
CBOT Soybean Oil Futures BO March 2017 contracts, expiring March 2017	2,335	803,214	0.12
COMEX Gold Futures GC June 2017 contracts, expiring June 2017	354	(465,800)	(0.07)
	10,074	(21,606,322)	(3.26)
Open Futures Contracts - Short*
Foreign Contracts
LME Tin Futures LT January 2017 contracts, expiring January 2017	120	(744,793)	(0.11)
LME Zinc Futures LX April 2017 contracts, expiring April 2017	32	(72,091)	(0.01)
	152	(816,884)	(0.12)
Total Open Futures Contracts**	16,982	$(4,915,632)	(0.74)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.35%, 10/13/2016	$20,000,000	$19,997,700	3.01
0.35%, 10/20/2016	30,000,000	29,994,458	4.52
0.40%, 10/27/2016	20,000,000	19,994,295	3.01
0.38%, 11/03/2016	30,000,000	29,989,550	4.52
0.36%, 11/10/2016	30,000,000	29,988,167	4.52
0.40%, 11/17/2016	40,000,000	39,979,372	6.02
0.47%, 11/25/2016	30,000,000	29,978,458	4.51
0.41%, 12/08/2016	40,000,000	39,969,022	6.02
0.34%, 12/15/2016	30,000,000	29,978,750	4.51
0.39%, 12/22/2016	30,000,000	29,973,521	4.51
0.34%, 12/29/2016	30,000,000	29,975,154	4.51
0.34%, 1/05/2017	40,000,000	39,963,733	6.02
0.38%, 1/12/2017	30,000,000	29,967,384	4.51
0.43%, 1/19/2017	20,000,000	19,974,028	3.01
0.36%, 1/26/2017	20,000,000	19,976,600	3.01
0.45%, 2/16/2017	20,000,000	19,965,500	3.01
0.45%, 3/02/2017	20,000,000	19,962,000	3.01
0.47%, 3/09/2017	20,000,000	19,958,483	3.01
0.43%, 3/30/2017	20,000,000	19,957,000	3.01
Total Cash Equivalents		$519,543,175	78.25

* All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

** Collateral amounted to $49,710,159 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At September 30, 2016

United States Copper Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG December 2016 contracts, expiring December 2016	27	$38	0.00	*
COMEX Copper Futures HG March 2017 contracts, expiring March 2017	26	82,375	2.83
Total Open Futures Contracts**	53	$82,413	2.83

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.35%, 10/13/2016	$250,000	$249,971	8.60
0.34%, 10/20/2016	250,000	249,955	8.59
0.40%, 10/27/2016	500,000	499,858	17.19
0.38%, 11/03/2016	250,000	249,913	8.59
0.40%, 11/17/2016	250,000	249,871	8.59
0.39%, 12/22/2016	250,000	249,779	8.59
0.34%, 1/05/2017	250,000	249,773	8.59
Total Cash Equivalents		$1,999,120	68.74

* Represents less than 0.005%.

** Collateral amounted to $231,674 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At September 30, 2016

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Cotton #2 Futures CT December 2016 contracts, expiring December 2016	2	$(640)	(0.04)
ICE-US Cocoa Futures CC December 2016 contracts, expiring December 2016	5	(7,940)	(0.41)
ICE-US Coffee-C Futures KC December 2016 contracts, expiring December 2016	4	31,369	1.63
ICE-Canola Futures RS March 2017 contracts, expiring March 2017	3	(49)	0.00 *
ICE-US Sugar #11 Futures SB May 2017 contracts, expiring April 2017	9	18,469	0.96
	23	41,209	2.14
United States Contracts
CME Feeder Cattle Futures FC November 2016 contracts, expiring November 2016	2	(9,363)	(0.48)
CBOT Corn Futures C December 2016 contracts, expiring December 2016	12	(2,250)	(0.12)
CME Lean Hogs Futures LH December 2016 contracts, expiring December 2016	8	(5,190)	(0.27)
KCBT Hard Red Winter Wheat Futures KW December 2016 contracts, expiring December 2016	2	(7,900)	(0.41)
CME Live Cattle Futures LC December 2016 contracts, expiring December 2016	6	(4,940)	(0.26)
CBOT Soybean Meal Futures SM January 2017 contracts, expiring January 2017	3	(3,330)	(0.17)
CBOT Soybean Oil Futures BO March 2017 contracts, expiring March 2017	5	1,734	0.09
CBOT Wheat Futures W March 2017 contracts, expiring March 2017	6	(10,425)	(0.54)
CBOT Soybean Futures S November 2017 contracts, expiring November 2017	4	388	0.02
	48	(41,276)	(2.14)
Total Open Futures Contracts**	71	$(67)	0.00 *

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.40%, 10/27/2016	$250,000	$249,929	12.99
0.38%, 11/03/2016	250,000	249,913	12.99
0.40%, 11/17/2016	250,000	249,871	12.99
0.39%, 12/22/2016	250,000	249,779	12.99
0.34%, 1/05/2017	250,000	249,773	12.98
0.45%, 2/16/2017	250,000	249,569	12.97
Total Cash Equivalents		$1,498,834	77.91

* Represents less than 0.005%.

** Collateral amounted to $120,949 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

United States Commodity Index Fund

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(7,271,517)	$(56,998,993)	$7,757,295	$(111,342,952)
Change in unrealized gain (loss) on open positions	(16,842,561)	(4,869,554)	3,666,595	29,934,122
Realized gain (loss) on short-term investments	–	–	–	3,645
Interest income	575,836	111,359	1,368,961	277,335
ETF transaction fees	5,950	2,450	14,700	11,200

Total income (loss)	(23,532,292)	(61,754,738)	12,807,551	(81,116,650)

Expenses
Management fees (Note 4)	1,373,276	1,072,377	3,487,542	3,456,004
Professional fees	134,857	246,578	423,261	787,283
Brokerage commissions	247,791	170,668	607,696	521,068
Directors' fees and insurance	18,728	29,182	55,923	85,224

Total expenses	1,774,652	1,518,805	4,574,422	4,849,579

Net income (loss)	$(25,306,944)	$(63,273,543)	$8,233,129	$(85,966,229)
Net income (loss) per share	$(1.57)	$(5.23)	$0.98	$(6.35)
Net income (loss) per weighted average share	$(1.56)	$(5.20)	$0.58	$(6.78)
Weighted average shares outstanding	16,240,761	12,176,630	14,095,985	12,688,462

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

United States Copper Index Fund

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$4,887	$(391,600)	$(241,163)	$(580,813)
Change in unrealized gain (loss) on open positions	2,175	185,150	263,038	173,325
Realized gain (loss) on short-term investments	–	–	–	17
Interest income	2,343	286	5,809	839
ETF transaction fees	–	350	350	700

Total income (loss)	9,405	(205,814)	28,034	(405,932)

Expenses
Management fees (Note 4)	4,664	3,007	12,744	9,131
Professional fees	22,705	16,456	57,484	44,718
Brokerage commissions	346	178	1,242	734
Directors' fees and insurance	77	106	299	308

Total expenses	27,792	19,747	71,769	54,891

Expense waiver (Note 4)	(22,051)	(16,046)	(56,084)	(43,649)

Net expenses	5,741	3,701	15,685	11,242

Net income (loss)	$3,664	$(209,515)	$12,349	$(417,174)
Net income (loss) per share	$0.02	$(1.95)	$0.30	$(3.41)
Net income (loss) per weighted average share	$0.02	$(1.84)	$0.07	$(3.89)
Weighted average shares outstanding	200,000	114,130	184,854	107,326

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

United States Agriculture Index Fund

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(116,422)	$(51,078)	$(42,575)	$(325,516)
Change in unrealized gain (loss) on open positions	(89,660)	(155,674)	(6,224)	66,624
Realized gain (loss) on foreign currency transactions	(98)	(3)	(113)	56
Change in unrealized gain (loss) on foreign currency translations	(79)	(709)	797	(705)
Interest income	1,646	334	4,491	982

Total income (loss)	(204,613)	(207,130)	(43,624)	(258,559)

Expenses
Management fees (Note 4)	3,268	3,414	9,731	10,305
Professional fees	21,410	15,159	53,280	40,796
Brokerage commissions	772	542	1,788	1,606
Directors' fees and insurance	60	98	242	293

Total expenses	25,510	19,213	65,041	53,000

Expense waiver (Note 4)	(21,453)	(14,914)	(53,011)	(40,197)

Net expenses	4,057	4,299	12,030	12,803

Net income (loss)	$(208,670)	$(211,429)	$(55,654)	$(271,362)
Net income (loss) per share	$(2.09)	$(2.12)	$(0.56)	$(2.72)
Net income (loss) per weighted average share	$(2.09)	$(2.11)	$(0.56)	$(2.71)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

United States Commodity Index Funds Trust

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(7,383,052)	$(57,441,671)	$7,473,557	$(112,431,697)
Change in unrealized gain (loss) on open positions	(16,930,046)	(4,840,078)	3,923,409	30,310,635
Realized gain (loss) on foreign currency transactions	(98)	(3)	(113)	56
Realized gain (loss) on short-term investments	–	–	–	3,812
Change in unrealized gain (loss) on foreign currency translations	(79)	(709)	797	(705)
Interest income	579,825	111,979	1,379,261	279,314
ETF transaction fees	5,950	2,800	15,050	12,250

Total income (loss)	(23,727,500)	(62,167,682)	12,791,961	(81,826,335)

Expenses
Management fees (Note 4)	1,381,208	1,078,798	3,510,017	3,477,535
Professional fees	178,972	278,193	534,025	881,840
Brokerage commissions	248,909	171,388	610,726	523,717
Directors' fees and insurance	18,865	29,386	56,464	85,896

Total expenses	1,827,954	1,557,765	4,711,232	4,968,988

Expense waiver (Note 4)	(43,504)	(30,960)	(109,095)	(92,739)

Net expenses	1,784,450	1,526,805	4,602,137	4,876,249

Net income (loss)	$(25,511,950)	$(63,694,487)	$8,189,824	$(86,702,584)

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2016

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2015	$–	$520,635,970	$520,635,970
Additions	–	192,587,054	192,587,054
Redemptions	–	(57,471,182)	(57,471,182)
Net income (loss)	–	8,233,129	8,233,129

Balances, at September 30, 2016	$–	$663,984,971	$663,984,971

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2016

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2015	–	12,850,000	12,850,000
Additions	–	4,550,000	4,550,000
Redemptions	–	(1,400,000)	(1,400,000)

Shares Outstanding, at September 30, 2016	–	16,000,000	16,000,000

Net Asset Value Per Share:
At December 31, 2015			$40.52
At September 30, 2016			$41.50

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2016

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2015	$–	$2,135,390	$2,135,390
Additions	–	760,489	760,489
Redemptions	–	–	–
Net income (loss)	–	12,349	12,349

Balances, at September 30, 2016	$–	$2,908,228	$2,908,228

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2016

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2015	–	150,000	150,000
Additions	–	50,000	50,000
Redemptions	–	–	–

Shares Outstanding, at September 30, 2016	–	200,000	200,000

Net Asset Value Per Share:
At December 31, 2015			$14.24
At September 30, 2016			$14.54

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2016

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2015	$–	$1,979,520	$1,979,520
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	(55,654)	(55,654)

Balances, at September 30, 2016	$–	$1,923,866	$1,923,866

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2016

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2015	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–

Shares Outstanding, at September 30, 2016	–	100,000	100,000

Net Asset Value Per Share:
At December 31, 2015			$19.80
At September 30, 2016			$19.24

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2016

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2015	$–	$524,750,880	$524,750,880
Additions	–	193,347,543	193,347,543
Redemptions	–	(57,471,182)	(57,471,182)
Net income (loss)	–	8,189,824	8,189,824

Balances, at September 30, 2016	$–	$668,817,065	$668,817,065

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2016

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2015	–	13,100,000	13,100,000
Additions	–	4,600,000	4,600,000
Redemptions	–	(1,400,000)	(1,400,000)

Shares Outstanding, at September 30, 2016	–	16,300,000	16,300,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

United States Commodity Index Fund

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$8,233,129	$(85,966,229)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	6,281,564	33,312,467
Unrealized (gain) loss on open futures contracts	(3,666,595)	(29,934,122)
(Increase) decrease in directors' fees and insurance receivable	5,741	(23,451)
(Increase) decrease in ETF transaction fees receivable	–	700
Increase (decrease) in management fees payable	81,969	(190,897)
Increase (decrease) in professional fees payable	(240,022)	66,363
Increase (decrease) in brokerage commissions payable	11,200	–
Increase (decrease) in directors' fees and insurance payable	–	(15,638)
Net cash provided by (used in) operating activities	10,706,986	(82,750,807)

Cash Flows from Financing Activities:
Addition of shares	192,587,054	107,864,164
Redemption of shares	(57,471,182)	(259,559,422)
Net cash provided by (used in) financing activities	135,115,872	(151,695,258)

Net Increase (Decrease) in Cash and Cash Equivalents	145,822,858	(234,446,065)

Cash and Cash Equivalents, beginning of period	474,315,271	711,984,950
Cash and Cash Equivalents, end of period	$620,138,129	$477,538,885

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

United States Copper Index Fund

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$12,349	$(417,174)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	201,766	87,045
Unrealized (gain) loss on open futures contracts	(263,038)	(173,325)
(Increase) decrease in receivable from Sponsor	3,517	(819)
(Increase) decrease in interest receivable	–	25
(Increase) decrease in directors' fees and insurance receivable	32	(105)
Increase (decrease) in management fees payable	340	(399)
Increase (decrease) in professional fees payable	9,619	(9,117)
Increase (decrease) in directors' fees and insurance payable	–	(35)
Net cash provided by (used in) operating activities	(35,415)	(513,904)

Cash Flows from Financing Activities:
Addition of shares	760,489	799,533
Redemption of shares	–	(893,834)
Net cash provided by (used in) financing activities	760,489	(94,301)

Net Increase (Decrease) in Cash and Cash Equivalents	725,074	(608,205)

Cash and Cash Equivalents, beginning of period	1,871,256	2,729,373
Cash and Cash Equivalents, end of period	$2,596,330	$2,121,168

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

United States Agriculture Index Fund

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(55,654)	$(271,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	18,518	71,731
Unrealized (gain) loss on open futures contracts	6,224	(66,624)
(Increase) decrease in receivable from Sponsor	3,313	(1,065)
(Increase) decrease in directors' fees and insurance receivable	(10)	–
Increase (decrease) in management fees payable	(53)	(218)
Increase (decrease) in professional fees payable	8,990	(8,221)
Increase (decrease) in directors' fees and insurance payable	(64)	(90)
Net cash provided by (used in) operating activities	(18,736)	(275,849)

Cash Flows from Financing Activities:
Addition of shares	–	–
Redemption of shares	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	(18,736)	(275,849)

Cash and Cash Equivalents, beginning of period	1,820,742	2,142,415
Cash and Cash Equivalents, end of period	$1,802,006	$1,866,566

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

United States Commodity Index Funds Trust

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$8,189,824	$(86,702,584)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	6,501,848	33,789,399
Unrealized (gain) loss on open futures contracts	(3,923,409)	(30,310,635)
(Increase) decrease in receivable from Sponsor	6,830	35,901
(Increase) decrease in interest receivable	–	36
(Increase) decrease in directors' fees and insurance receivable	5,763	(23,556)
(Increase) decrease in ETF transaction fees receivable	–	700
Increase (decrease) in management fees payable	82,256	(192,642)
Increase (decrease) in professional fees payable	(221,413)	10,029
Increase (decrease) in brokerage commissions payable	11,200	–
Increase (decrease) in directors' fees and insurance payable	(64)	(15,842)
Net cash provided by (used in) operating activities	10,652,835	(83,409,194)

Cash Flows from Financing Activities:
Addition of shares	193,347,543	108,663,697
Redemption of shares	(57,471,182)	(262,387,057)
Net cash provided by (used in) financing activities	135,876,361	(153,723,360)

Net Increase (Decrease) in Cash and Cash Equivalents	146,529,196	(237,132,554)

Cash and Cash Equivalents, beginning of period	478,007,269	718,659,173
Cash and Cash Equivalents, end of period	$624,536,465	$481,526,619

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended September 30, 2016 (Unaudited)

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

In connection with the Third Amended and Restated Declaration of Trust, dated March 22, 2013, a new series of the Trust was designated on June 1, 2016, the USCF Canadian Crude Oil Index Fund (“UCCO”). UCCO is currently in registration and has not commenced operations as of the filing of this quarterly report on Form 10-Q.

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

USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. All funds listed previously, other than UCCO, are referred to collectively herein as the “Related Public Funds.”

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

Authorized Participants pay USCI a transaction fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares; prior to July 1, 2011, Authorized Participants paid USCI a transaction fee of $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Since May 1, 2012, Authorized Participants paid to CPER and USAG a transaction fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of each Trust Series but rather at market prices quoted on such exchange.

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

In accordance with GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2016 for any Trust Series.

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

Authorized Participants pay each Trust Series a transaction fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2016, USCF held 5 shares of USCI, 40 shares of CPER and 5 shares of USAG.

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

USCI’s shares began trading on August 10, 2010. As of September 30, 2016, USCI held 846 Futures Contracts on the NYMEX, 4,348 Futures Contracts on the ICE Futures, 3,911 Futures Contracts on the CBOT, 4,468 Futures Contracts on the CME, 2,560 Futures Contracts on the LME and 849 Futures Contracts on the COMEX, totaling 16,982 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of September 30, 2016, CPER held 53 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of September 30, 2016, USAG held 23 Futures Contracts on the ICE Futures, 30 Futures Contracts on the CBOT, 16 Futures Contracts on the CME, and 2 Futures Contracts on the KCBT, totaling 71 futures contracts.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the nine months ended September 30, 2016 and 2015, no Trust Series incurred any registration fees or other offering expenses.

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

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5– Contracts and Agreements below. In addition, USCF pays certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2016, USCF waived $56,084 in expenses for CPER and $53,011 for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

USCI

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Total commissions accrued to brokers	$607,696	$521,068
Total commissions as an annualized percentage of average total net assets	0.14%	0.12%
Commissions accrued as a result of rebalancing	$584,776	$494,453
Percentage of commissions accrued as a result of rebalancing	96.23%	94.89%
Commissions accrued as a result of creation and redemption activity	$22,920	$26,615
Percentage of commissions accrued as a result of creation and redemption activity	3.77%	5.11%

The increase in USCI’s total commissions accrued to brokers for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily due to an increase in the number of contracts traded during the rebalancing periods.

CPER

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Total commissions accrued to brokers	$1,242	$734
Total commissions as an annualized percentage of average total net assets	0.06%	0.05%
Commissions accrued as a result of rebalancing	$1,146	$375
Percentage of commissions accrued as a result of rebalancing	92.27%	51.09%
Commissions accrued as a result of creation and redemption activity	$96	$359
Percentage of commissions accrued as a result of creation and redemption activity	7.73%	48.91%

CPER’s total commissions accrued to brokers for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, increased due to the number contracts traded during the rebalancing periods.

USAG

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Total commissions accrued to brokers	$1,788	$1,606
Total commissions as an annualized percentage of average total net assets	0.12%	0.10%
Commissions accrued as a result of rebalancing	$1,788	$1,606
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

USAG’s total commissions accrued to brokers for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, increased slightly due to the contracts traded during the rebalancing periods.

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

Each Trust Series may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g. ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through September 30, 2016. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2016 and December 31, 2015, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2016 and December 31, 2015, USCI held cash deposits and investments in Treasuries in the amounts of $669,848,288 and $530,306,994, respectively, with the custodian and FCM. As of September 30, 2016 and December 31, 2015, CPER held cash deposits and investments in Treasuries in the amounts of $2,828,004 and $2,304,696, respectively, with the custodian and FCM. As of September 30, 2016 and December 31, 2015, USAG held cash deposits and investments in Treasuries in the amounts of $1,922,955 and $1,960,209, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the nine months ended September 30, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the nine months ended September 30, 2016 (Unaudited)	For the nine months ended September 30, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$40.52	$48.24
Total income (loss)	1.30	(5.97)
Net expenses	(0.32)	(0.38)
Net increase (decrease) in net asset value	0.98	(6.35)
Net asset value, end of period	$41.50	$41.89

Total Return	2.42%	(13.16)%

Ratios to Average Net Assets
Total income (loss)	2.20%	(14.04)%
Management fees*	0.80%**	0.80	%***
Total expenses excluding management fees*	0.25%	0.32%
Expenses waived*	— %**	—	%***
Net expenses excluding management fees*	0.25%	0.32%
Net income (loss)	1.41%	(14.88)%

*	Annualized.
**	Effective January 1, 2016 USCF’s management fee charged to USCI is 0.80% per annum of average daily total net assets.
***	Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI.

CPER

	For the nine months ended September 30, 2016 (Unaudited)	For the nine months ended September 30, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$14.24	$19.10
Total income (loss)	0.38	(3.31)
Net expenses	(0.08)	(0.10)
Net increase (decrease) in net asset value	0.30	(3.41)
Net asset value, end of period	$14.54	$15.69

Total Return	2.11%	(17.85)%

Ratios to Average Net Assets
Total income (loss)	1.07%	(21.61)%
Management fees*	0.65%**	0.65	%***
Total expenses excluding management fees*	3.01%	3.26%
Expenses waived*	(2.86)%†	(3.11	)%***†
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	0.47%	(22.21)%

*	Annualized.
**	Effective January 1, 2016 USCF’s management fee charged to CPER is 0.65% per annum of average daily total net assets.
***	Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for CPER.
†	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis, through September 30, 2016. USCF has no obligation to continue such payments into subsequent periods.

 USAG

	For the nine months ended September 30, 2016 (Unaudited)	For the nine months ended September 30, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$19.80	$22.97
Total income (loss)	(0.44)	(2.59)
Net expenses	(0.12)	(0.13)
Net increase (decrease) in net asset value	(0.56)	(2.72)
Net asset value, end of period	$19.24	$20.25

Total Return	(2.83)%	(11.84)%

Ratios to Average Net Assets
Total income (loss)	(2.18)%	(12.20)%
Management fees*	0.65%**	0.65	%***
Total expenses excluding management fees*	3.69%	2.69%
Expenses waived*	(3.54)%†	(2.54	)%***†
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(2.78)%	(12.80)%

*	Annualized.
**	Effective January 1, 2016, USCF’s management fee charged to USAG is 0.65% per annum of average daily total net assets.
***	Effective May 1, 2014 and continuing through December 31, 2015, USCF contractually agreed to lower the management fee to 0.65% per annum of average daily total net assets for USAG.
†	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis, through September 30, 2016. USCF has no obligation to continue such payments into subsequent periods.

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

The following table summarizes the valuation of USCI’s securities at September 30, 2016 using the fair value hierarchy:

At September 30, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$519,543,175	$519,543,175	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	16,690,690	16,690,690	—	—
United States Contracts	(21,606,322)	(21,606,322)	—	—

During the nine months ended September 30, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$299,704,608	$299,704,608	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(4,020,212)	(4,020,212)	—	—
United States Contracts	(4,562,015)	(4,562,015)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at September 30, 2016 using the fair value hierarchy:

At September 30, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$1,999,120	$1,999,120	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	82,413	82,413	—	—

During the nine months ended September 30, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$998,899	$998,899	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(180,625)	(180,625)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at September 30, 2016 using the fair value hierarchy:

At September 30, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$1,498,834	$1,498,834	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	41,209	41,209	—	—
United States Contracts	(41,276)	(41,276)	—	—

During the nine months ended September 30, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$749,059	$749,059	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	48,270	48,270	—	—
United States Contracts	(42,113)	(42,113)	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$(4,915,632)	$(8,582,227)

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$82,413	$(180,625)

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$(67)	$6,157

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the nine months ended September 30, 2016		For the nine months ended September 30, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$7,757,295		$(111,342,952)
	Change in unrealized gain (loss) on open contracts		$3,666,595		$29,934,122

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the nine months ended September 30, 2016		For the nine months ended September 30, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(241,163)		$(580,813)
	Change in unrealized gain (loss) on open contracts		$263,038		$173,325

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the nine months ended September 30, 2016		For the nine months ended September 30, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(42,575)		$(325,516)
	Change in unrealized gain (loss) on open contracts		$(6,224)		$66,624

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its’ per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of September 30, 2016, USCI held 846 Futures Contracts on the NYMEX, 4,348 Futures Contracts on the ICE Futures, 3,911 Futures Contracts on the CBOT, 4,468 Futures Contracts on the CME, 2,560 Futures Contracts on the LME and 849 Futures Contracts on the COMEX.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of September 30, 2016, CPER held 53 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of September 30, 2016, USAG held 23 Futures Contracts on the ICE Futures, 30 Futures Contracts on the CBOT, 16 Futures Contract on the CME and 2 Futures Contracts on the KCBT.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of September 30, 2016, USCI held 846 Futures Contracts on the NYMEX, 4,348 Futures Contracts on the ICE Futures, 3,911 Futures Contracts on the CBOT, 4,468 Futures Contracts on the CME, 2,560 Futures Contracts on the LME and 849 Futures Contracts on the COMEX, totaling 16,982 futures contracts. As of September 30, 2016, CPER held 53 Futures Contracts on the COMEX. As of September 30, 2016, USAG held 23 Futures Contracts on the ICE Futures, 30 Futures Contracts on the CBOT, 16 Futures Contracts on the CME and 2 Futures Contracts on the KCBT, totaling 71 futures contracts. For the nine months ended September 30, 2016, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the nine months ended September 30, 2016, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM.

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

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among others, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. In addition, U.S. regulators have adopted rules to impose initial and variation margin requirements that will apply to swap dealers and major swap participants and their counterparties. If a Trust Series engages in non-cleared swap transactions it will be subject to some or all of the requirements of the margin rules, which include a requirement that swap dealers and major swap participants collect variation margin daily, beginning in March 2017, and potentially initial margin, beginning in September 2020.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. A Trust Series may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with entities that are subject to EMIR. Other non-U.S. jurisdictions also impose obligations with respect to OTC swaps that could impact the Trust Series if any of them were to engage in OTC swaps with non-U.S. persons.

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” Although a Trust Series is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change decreased the burden on a Trust Series and USCF of having to comply with certain inconsistent regulatory requirements.

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940 on July 23, 2014, which goes effective on October 14, 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as those of the Trust. The new rule requires institutional prime MMFs to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating net asset value per share” or “floating NAV”). Government and retail funds can continue to use the amortized cost method to value their portfolio securities. Additionally, liquidity fees and gates allowing an MMF’s board of directors to directly address runs on a fund. MMFs’ boards of directors are required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates (temporary suspension of redemptions). The fees and gates could be imposed on a fund whose portfolios fail to meet certain liquidity thresholds although they are optional for government MMFs. The Trust Series currently invest in government MMFs, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Oil Futures Contracts. The Trust Series do not hold any non-government MMFs and, currently, do not anticipate investing in any non-government MMFs. The new rule further decreases the likelihood that the Trust Series would invest in any non-governmental MMFs. However, if the Trust Series were to make investments in non-government MMFs in the future, such investments could negatively impact the Trust Series because of the changes to MMFs resulting from the new rule.

Commodity Markets

Commodity Futures Price Movements

Nine months ended September 30, 2016

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited an upward trend during the nine months ended September 30, 2016. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	3.05%
S&P GSCI Commodity Index Total Return(2)	5.30%
Bloomberg Commodity Index Total ReturnSM(2)	8.87%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	4.41%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total Return SM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2015 was 1,265.58. As of September 30, 2016, the value of the SDCI was 1,304.20, up approximately 3.05% over the nine months ended September 30, 2016.

The return of approximately 3.05% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $40.52 and ended the period at $41.50 on September 30, 2016, an increase of approximately 2.42% over the period. USCI’s per share NAV reached its high for the period on June 8, 2016 at $43.74 and reached its low for the period on January 20, 2016 at $38.47. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s NAV.

Copper Markets

Copper Futures Price Movements

Nine months ended September 30, 2016

As measured by the two major copper indexes, copper futures prices exhibited daily swings with an upward trend during the nine months ended September 30, 2016. The table below compares the total returns of the SCI to the Bloomberg Copper Sub index Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	2.62%
Bloomberg Copper Sub Index Total Return(2)	2.44%

(1)	The inception date for the SummerHaven Copper Index Total Return TM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2015 was 704.39. As of September 30, 2016, the value of the SCI was 722.85, up approximately 2.62% over the nine months ended September 30, 2016.

The return of approximately 2.62% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $14.24 and ended the period at $14.54 on September 30, 2016, an increase of approximately 2.11% over the period. CPER’s per share NAV reached its high for the period on March 21, 2016 at $15.23 and reached its low for the period on January 15, 2016 at $12.96. See “Tracking the Each Trust Series’ Benchmark ” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets

Agriculture Futures Price Movements

Nine months ended September 30, 2016

As measured by the three major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with an upward trend during the nine months ended September 30, 2016. The table below compares the total returns of the SDAI to the two major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	(3.33)%
Bloomberg Agriculture Sub Index Total ReturnSM(2)	4.28%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(1.95)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total Return SM is September 2010.
(2)	Source: Bloomberg

The value of the SDAI as of December 31, 2015 was 285.01. As of September 30, 2016, the value of the SDAI was 275.51, down approximately (3.33)% over the nine months ended September 30, 2016.

The return of approximately (3.33)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $19.80 and ended the period at $19.24 on September 30, 2016, a decrease of approximately (2.83)% over the period. USAG’s per share NAV reached its high for the period on June 8, 2016 at $22.26 and reached its low for the period on February 11, 2016 at $18.88. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USAG’s per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of September 30, 2016, USCI had issued 29,200,000 shares, 16,000,000 of which were outstanding. As of September 30, 2016, there were 20,800,000 remaining shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of September 30, 2016, CPER had issued 400,000 shares, 200,000 of which were outstanding. As of September 30, 2016, there were 29,600,000 remaining shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of September 30, 2016, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of September 30, 2016, there were 19,800,000 remaining shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

Unlike funds that are registered under the Investment Company Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2016, USCI, CPER and USAG had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Nine Months ended September 30, 2016 Compared to the Nine Months ended September 30, 2015

USCI

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Average daily total net assets	$582,317,646	$577,583,087
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,368,961	$277,335
Annualized yield based on average daily total net assets	0.31%	0.06%
Management fee	$3,487,542	$3,456,004
Total fees and other expenses excluding management fees	$1,086,880	$1,393,575
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$607,696	$521,068
Total commissions as annualized percentage of average total net assets	0.14%	0.12%
Commissions accrued as a result of rebalancing	$584,776	$494,453
Percentage of commissions accrued as a result of rebalancing	96.23%	94.89%
Commissions accrued as a result of creation and redemption activity	$22,920	$26,615
Percentage of commissions accrued as a result of creation and redemption activity	3.77%	5.11%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

USCI’s total fees and expenses excluding management fees for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, decreased as a result of a decrease in certain operating expenses.

USCI’s total commissions accrued to brokers for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, increased primarily due to an increase in the number of contracts traded during the rebalancing periods.

CPER

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Average daily total net assets	$2,618,894	$1,878,213
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$5,809	$839
Annualized yield based on average daily total net assets	0.30%	0.06%
Management fee	$12,744	$9,131
Total fees and other expenses excluding management fees	$59,025	$45,760
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$56,084	$43,649
Expenses before the allowance for the expense waiver	$71,769	$54,891
Expenses after allowance for the expense waiver	$15,685	$11,242
Total commissions accrued to brokers	$1,242	$734
Total commissions as annualized percentage of average total net assets	0.06%	0.05%
Commissions accrued as a result of rebalancing	$1,146	$375
Percentage of commissions accrued as a result of rebalancing	92.27%	51.09%
Commissions accrued as a result of creation and redemption activity	$96	$359
Percentage of commissions accrued as a result of creation and redemption activity	7.73%	48.91%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The amount of income earned by CPER as a percentage of average daily total net assets was higher during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

CPER’s total fees and expenses excluding management fees for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, increased as a result of higher other expenses.

CPER’s total commissions accrued to brokers for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, increased due to the number of contracts traded during the rebalancing periods.

USAG

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Average daily total net assets	$1,999,753	$2,119,738
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$4,491	$982
Annualized yield based on average daily total net assets	0.30%	0.06%
Management fee	$9,731	$10,305
Total fees and other expenses excluding management fees	$55,310	$42,695
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$53,011	$40,197
Expenses before the allowance for the expense waiver	$65,041	$53,000
Expenses after allowance for the expense waiver	$12,030	$12,803
Total commissions accrued to brokers	$1,788	$1,606
Total commissions as annualized percentage of average total net assets	0.12%	0.10%
Commissions accrued as a result of rebalancing	$1,788	$1,606
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

USAG’s total fees and expenses excluding management fees for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, increased as a result of an increase in certain operating expenses.

USAG’s total commissions accrued to brokers for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, increased slightly due to the number of contracts traded during the rebalancing periods.

For the Three Months ended September 30, 2016 Compared to the Three Months ended September 30, 2015

USCI

	For the three months ended September 30, 2016	For the three months ended September 30, 2015
Average daily total net assets	$682,906,241	$531,817,182
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$575,836	$111,359
Annualized yield based on average daily total net assets	0.34%	0.08%
Management fee	$1,373,276	$1,072,377
Total fees and other expenses excluding management fees	$401,376	$446,428
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$247,791	$170,668
Total commissions as annualized percentage of average total net assets	0.14%	0.13%
Commissions accrued as a result of rebalancing	$238,251	$168,504
Percentage of commissions accrued as a result of rebalancing	96.15%	98.73%
Commissions accrued as a result of creation and redemption activity	$9,540	$2,164
Percentage of commissions accrued as a result of creation and redemption activity	3.85%	1.27%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

USCI’s total fees and expenses excluding management fees for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, decreased as a result of a decrease in certain operating expenses.

USCI’s total commissions accrued to brokers for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, increased primarily due to an increase in the number of contracts traded during the rebalancing periods.

CPER

	For the three months ended September 30, 2016	For the three months ended September 30, 2015
Average daily total net assets	$2,854,788	$1,835,617
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,343	$286
Annualized yield based on average daily total net assets	0.33%	0.06%
Management fee	$4,664	$3,007
Total fees and other expenses excluding management fees	$23,128	$16,740
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$22,051	$16,046
Expenses before the allowance for the expense waiver	$27,792	$19,747
Expenses after allowance for the expense waiver	$5,741	$3,701
Total commissions accrued to brokers	$346	$178
Total commissions as annualized percentage of average total net assets	0.05%	0.04%
Commissions accrued as a result of rebalancing	$346	$143
Percentage of commissions accrued as a result of rebalancing	100%	80.34%
Commissions accrued as a result of creation and redemption activity	$—	$35
Percentage of commissions accrued as a result of creation and redemption activity	—%	19.66%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

CPER’s total fees and expenses excluding management fees for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, increased as a result of higher other expense.

CPER’s total commissions accrued to brokers for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, increased due to the number of contracts traded during the rebalancing periods.

USAG

	For the three months ended September 30, 2016	For the three months ended September 30, 2015
Average daily total net assets	$2,000,170	$2,084,120
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,646	$334
Annualized yield based on average daily total net assets	0.33%	0.06%
Management fee	$3,268	$3,414
Total fees and other expenses excluding management fees	$22,242	$15,799
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$21,453	$14,914
Expenses before the allowance for the expense waiver	$25,510	$19,213
Expenses after allowance for the expense waiver	$4,057	$4,299
Total commissions accrued to brokers	$772	$542
Total commissions as annualized percentage of average total net assets	0.15%	0.10%
Commissions accrued as a result of rebalancing	$772	$542
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

USAG’s total fees and expenses excluding management fees for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, increased as a result of an increase in certain operating expenses.

USAG’s total commissions accrued to brokers for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, increased due to the number of contracts traded during the rebalancing periods.

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

USCI

For the 30-valuation days ended September 30, 2016, the simple average daily change in the SDCI was (0.058)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.064)% The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (1.44)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. When the benchmark movement is small, small differences are magnified. On a daily basis, USCI is tracking very close to its benchmark.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to September 30, 2016, the simple average daily change in the SDCI was (0.0030)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.0090)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (8.97)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended September 30, 2016. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended September 30, 2016.

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

For the nine months ended September 30, 2016, the actual total return of USCI as measured by changes in its per share NAV was 2.42%. This is based on an initial per share NAV of $40.52 on December 31, 2015 and an ending per share NAV as of September 30, 2016 of $41.50. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $41.76 as of September 30, 2016, for a total return over the relevant time period of 3.06%. The difference between the actual per share NAV total return of USCI of 2.42% and the expected total return based on the SDCI of 3.06% was an error over the time period of (0.64)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

By comparison, for the nine months ended September 30, 2015, the actual total return of USCI as measured by changes in its per share NAV was (13.16)%. This was based on an initial per share NAV of $48.24 on December 31, 2014 and an ending per share NAV as of September 30, 2015 of $41.89. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $42.45 as of September 30, 2015, for a total return over the relevant time period of (12.00)%. The difference between the actual per share NAV total return of USCI of (13.16)% and the expected total return based on the SDCI of (12.00)% was an error over the time period of (1.16)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended September 30, 2016, the simple average daily change in the SCI was 0.052%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.050%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (9.52)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to September 30, 2016, the simple average daily change in the SCI was (0.032)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.0360)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.20)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period September 30, 2016. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the four years ended September 30, 2016.

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

For the nine months ended September 30, 2016, the actual total return of CPER as measured by changes in its per share NAV was 2.11%. This is based on an initial per share NAV of $14.24 as of December 31, 2015 and an ending per share NAV as of September 30, 2016 of $14.54. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $14.61 as of September 30, 2016, for a total return over the relevant time period of 2.60%. The difference between the actual per share NAV total return of CPER of 2.11% and the expected total return based on the SCI of 2.60% was an error over the time period of (0.49)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

By comparison, for nine months ended September 30, 2015, the actual total return of CPER as measured by changes in its per share NAV was (17.85)%. This was based on an initial per share NAV of $19.10 as of December 31, 2014 and an ending per share NAV as of September 30, 2015 of $15.69. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $15.73 as of September 30, 2015, for a total return over the relevant time period of (17.64)%. The difference between the actual per share NAV total return of CPER of (17.85)% and the expected total return based on the SCI of (17.64)% was an error over the time period of (0.21)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

USAG

For the 30-valuation days ended September 30, 2016, the simple average daily change in the SDAI was (0.134)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.137)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was (1.99)%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. When the benchmark movement is small, small differences are magnified. On a daily basis, USAG is tracking very close to its benchmark.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to September 30, 2016, the simple average daily change in the SDAI was (0.018)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.020)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 7.31%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended September 30, 2016. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the SDAI for the three years ended September 30, 2016.

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

For the nine months ended September 30, 2016, the actual total return of USAG as measured by changes in its per share NAV was (2.83)%. This is based on an initial per share NAV of $19.80 as of December 31, 2015 and an ending per share NAV as of September 30, 2016, of $19.24. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $19.14 as of September 30, 2016, for a total return over the relevant time period of (3.36)%. The difference between the actual per share NAV total return of USAG of (2.83)% and the expected total return based on the SDAI of (3.36)% was an error over the time period of 0.53%, which is to say that USAG’s actual total return outperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses usually cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI. In this case the NAV for USAG outperformed its benchmark.

By comparison, for the nine months ended September 30, 2015, the actual total return of USAG as measured by changes in its per share NAV was (11.84)%. This was based on an initial per share NAV of $22.97 as of December 31, 2014 and an ending per share NAV as of September 30, 2015 of $20.25. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $20.17 as of September 30, 2015, for a total return over the relevant time period of (12.19)%. The difference between the actual per share NAV total return of USAG of (11.84)% and the expected total return based on the SDAI of (12.19)% was an error over the time period of 0.35%, which is to say that USAG’s actual total return outperformed the SDAI result by that percentage. USAG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses usually caused daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI. In this case the NAV for USAG outperformed its benchmark.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Index at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the nine months ended September 30, 2016. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

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

Fourth, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2016, none of the Trust Series held any Other Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of September 30, 2016.

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

SDCI Base Level

The SDCI was set to 100 on January 2, 1991.

SDCI ER Calculation

The total return of the SDCI ER reflects the percentage change of the market values of the underlying commodity futures. During the Rebalancing Period, the SDCI changes its contract holdings during a four day period. The value of the SDCI ER at the end of a business day “ t ” is equal to the SDCI ER value on day “ t -1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “ t -1”.

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2006 through September 30, 2016.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from January 1, 2006 through September 30, 2016 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from January 1, 2006 through September 30, 2016

Year	Ending Level*	Annual Return
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016 (YTD)	1,304.20	3.05%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index SM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2006-9/30/2016 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2016.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through September 30, 2016
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	11.51%	(25.29)%	144.09%	479.59%
Average annual return (total)	2.88%	2.69%	7.67%	11.80%
Annualized volatility	16.75%	23.30%	19.21%	15.27%
Annualized Sharpe ratio	0.05	0.02	0.28	0.62

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through September 30, 2016 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2016; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between September 30, 2006 and September 30, 2016.

Ten Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2006-9/30/2016)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2011-9/30/2016)

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of September 30, 2016.

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

SCI Base Level

The SCI was set to 100 on January 2, 1991.

SCI ER Calculation

The total return of the SCI ER reflects the percentage change of the market values of the underlying commodity futures. During the Rebalancing Period, the SCI changes its contract holdings and weightings during a four day period. The value of the SCI ER at the end of a business day “ t ” is equal to the SCI ER value on day “ t -1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “ t -1”.

Rebalancing Period

The SCI is rebalanced during the first 4 business days of each calendar month, when existing positions are placed by new positions and weightings based on the signals used for contract selection on the last business day of the prior calendar month as outlined above.

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2006 through September 30, 2016.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the tables below reflects how the SCI would have performed from January 1, 2006 through September 30, 2016 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCI for the period

from January 1, 2006 through September 30, 2016

Year	Ending Level*	Annual Return
2006	911.128	65.39%
2007	1,059.165	16.25%
2008	497.182	(53.06)%
2009	1,153.122	131.93%
2010	1,491.949	29.38%
2011	1,164.510	(21.95)%
2012	1,223.150	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016 (YTD)	722.85	2.62%

*	The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2006-6/30/2016 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCI in comparison with the actual total return of a major index from December 31, 1997 through September 30, 2016.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through September 30, 2016
	BCOMHGTR	Spot Copper (less storage)	SCI TR
Total return	211.57%	65.05%	361.59%
Average Annual return (total)	12.83%	8.91%	15.56%
Annualized volatility	26.94%	25.92%	26.35%
Annualized Sharpe ratio	0.39	0.26	0.50

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCI from December 31, 1997 through September 30, 2016 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Sub index Total ReturnSM (BCOMHGTR), (formerly known as Bloomberg Copper Sub index Total Return as of July 1, 2014) and spot copper prices less warehouse storage rents. The Bloomberg Copper Sub index Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Sub index Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2016; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of a major index and spot copper prices (less storage cost) between September 30, 2006 and September 30, 2016.

Ten Year Comparison of Index Returns of

BCOMHGTR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (9/30/2006-9/30/2016)

Source: SHIM, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison of Index Returns of

BCOMHGTR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (9/30/11-9/30/16)

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the SDAI as of September 30, 2016.

SDAI Commodity Weights

as of September 30, 2016

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

SDAI Base Level

The SDAI was set to 100 on January 2, 1991.

SDAI ER Calculation

The total return of the SDAI ER reflects the percentage change of the market values of the underlying Benchmark Component Agriculture Futures Contracts. During the Rebalancing Period, the SDAI changes its contract holdings and weightings during a four day period. The value of the SDAI ER at the end of a business day “ t ” is equal to the SDAI ER value on day “ t -1” multiplied by the sum of the daily percentage price changes of each commodity future factoring in each respective commodity future’s notional holding on day “ t -1”.

Rebalancing Period

During the Rebalancing Period, existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

The table and chart below show the hypothetical performance of the SDAI from January 1, 2006 through September 30, 2016.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from January 1, 2006 through September 30, 2016 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from January 1, 2006 through September 30, 2016

Year	Ending Level*	Annual Return
2006	259.773	12.14%
2007	315.849	21.59%
2008	261.024	(17.36)%
2009	282.237	8.13%
2010	377.898	33.89%
2011	348.780	(7.71)%
2012	360.610	3.39%
2013	324.11	(10.12)%
2014	329.88	1.78%
2015	285.01	(13.60)%
2016 (YTD)	275.51	(3.33)%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1/1/2006-9/30/2016 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through September 30, 2016.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through September 30, 2016
	BCOM Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	(37.04)%	(64.84)%	(20.05)%	27.85%
Average annual return (total)	(0.75)%	(3.85)%	0.28%	2.22%
Annualized volatility	20.29%	21.09%	19.52%	15.21%
Annualized Sharpe ratio	(0.13)	(0.27)	(0.09)	0.01

The table above shows the performance of the SDAI from December 31, 1997 through September 30, 2016 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Sub index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Sub index Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through September 30, 2016; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes between September 30, 2006 and September 30, 2016.

Ten Year Comparison of Index Returns of the BCOM Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(9/30/06-9/30/16)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(9/30/11-9/30/16)

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2016, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2016, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2016, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Such Futures Contracts are denominated in U.S. dollars. During the nine months ended September 30, 2016, CPER did not make investments on any foreign exchanges. During the nine months ended September 30, 2016, the only foreign exchange on which USAG made investments was the ICE Futures. Such Futures Contracts are denominated in U.S. dollars except Canola, which is denominated in Canadian dollars.

If, in the future, a Trust Series purchases OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2016, each of USCI, CPER and USAG held cash deposits and investments in Treasuries in the amount of $669,848,288, $2,828,004 and $1,922,955 respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2016, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of September 30, 2016 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to the FCM in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2016, FCM fees were approximately 0.14% of average daily total net assets for USCI, approximately 0.06% of average daily total net assets for CPER, and approximately 0.12% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by each CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s or USAG’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER or USAG.

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

As of September 30, 2016, USCI’s portfolio consisted of 16,982 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 53 Futures Contracts traded on the COMEX and USAG’s portfolio consisted of 71 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see www.unitedstatescommodityfunds.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER and USAG during the nine months ended September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

USCI, USAG, and CPER may purchase OTC Commodity-Related Interests, Agriculture-Related Interests, and Copper-Related Interests, such as forward contracts or swap or spot contracts, respectively. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the nine month reporting period ended September 30, 2016, no series of the Trust limited its OTC activities to EFRP transactions.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each Trust Series maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Date: November 7, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2016

