Form 10-K
period 2016-12-31
United States Commodity Index Funds Trust
filed 2017-03-10
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2016 and the number of outstanding shares of each series of the registrant as of March 7, 2017 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2016	Number of Outstanding Shares as of March 7, 2017
United States Commodity Index Fund	$662,966,284	13,950,000
United States Copper Index Fund	2,899,420	600,000
United States Agriculture Index Fund	2,009,900	100,000
Total	$667,875,604	14,650,000

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I

Item 1. Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware Statutory Trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into four separate series (each series, other than UCCO (defined below), a “Trust Series” and collectively, the “Trust Series”). As of December 31, 2016, the Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012, and the USCF Canadian Crude Oil Index Fund (“UCCO”), which is currently in registration, and has not commenced operations.

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by Bloomberg, L.P. (“Bloomberg”). USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contracts, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI’s shares began trading on August 10, 2010. As of December 31, 2016, USCI held 2,686 Futures Contracts on the NYMEX, 5,892 Futures Contracts on the ICE Futures, 2,138 Futures Contracts on the CBOT, 721 Futures Contracts on the CME, 9,344 Futures Contracts on the LME and 1,120 Futures Contracts on the COMEX.

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

CPER’s shares began trading on November 15, 2011. As of December 31, 2016, CPER held 92 Futures Contracts on the COMEX.

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

USAG’s shares began trading on April 13, 2012. As of December 31, 2016, USAG held 29 Futures Contracts on the ICE Futures, 29 Futures Contracts on the CBOT, 8 Futures Contracts on the CME and 2 Futures Contract on the KCBT.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, CA 94612. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”) which is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”). Mr. Nicholas Gerber (discussed below), along with certain other family members and certain other shareholders, owns the majority of the shares of Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the Stock Split Index Fund and USCF Restaurant Leaders Fund, each as series of the USCF ETF Trust, as well as the USCF Commodity Strategy Fund, a series of the USCF Mutual Funds Trust. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a Swaps Firm on August 8, 2013.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware Statutory Trust, and each of its series, the REX S&P MLP Fund, the REX S&P MLP Inverse Fund, the United States 3X Oil Fund and the United States 3X Short Oil Fund, all of which are funds that are currently in registration and have not commenced operations. The funds that are series of the USCF Funds Trust (the “REX Funds”) are not included in the Related Public Funds.

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in the Trust Series may call 1.800.920.0259 or visit www.uscfinvestments.com or the U.S. Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

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

There are no executive officers or employees of the Trust or any series thereof. Pursuant to the Trust Agreement, the affairs of the Trust and each series thereof are managed by USCF.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors (the “Management Directors”), each of whom are also executive officers or employees of USCF, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of USCF, dated as of July 22, 2011 (as amended from time to time, the “LLC Agreement”). Through its Management Directors, USCF manages the day-to-day operations of each Trust Series. The Board has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

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

The anticipated dates on which USCI, USAG and CPER’s positions in Applicable Interests will be rebalanced on a monthly basis are posted on such Trust Series’ website www.uscfinvestments.com, and are subject to change without notice.

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

Each Trust Series’ investment objective is for the daily changes in percentage terms of its per share NAV to reflect the daily changes in percentage terms of the Applicable Index, not to have the market price of its shares match, in dollar terms, changes in the price of the Applicable Index or the applicable commodities underlying the Applicable Benchmark Component Futures Contracts that make up the Applicable Index. Contango and backwardation may impact the total return on investment in shares of a Trust Series relative to a hypothetical direct investment in the commodities underlying the Applicable Benchmark Component Futures Contracts that make up the Applicable Index and, in the future, it is likely that the relationship between the market prices of a Trust Series’ shares and changes in the spot prices of the commodities underlying the Applicable Benchmark Component Futures Contracts that make up the Applicable Index could be impacted by contango and backwardation. It is important to note that this comparison ignores the potential costs associated with physically owning and storing commodities, which could be substantial. For a more in-depth discussion of the impact of contango and backwardation, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

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

A Trust Series’ total portfolio composition is disclosed on the applicable Trust Series’ website on each business day that the NYSE Arca is open for trading. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see www.uscfinvestments.com. The website disclosure of portfolio holdings for each Trust Series is made daily and includes, as applicable, the name and value of each Applicable Benchmark Component Futures Contract, the specific types and values of Other Related Investments and characteristics of such Other Related Investments, the name and value of each Treasury and cash equivalent, and the amount of cash held in each Trust Series, as applicable. Each Trust Series’ website is publicly accessible at no charge. Each Trust Series’ assets used for margin and collateral are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The shares issued by a Trust Series may only be purchased by Authorized Participants and only in blocks of 50,000 shares called “Creation Baskets” through the Marketing Agent. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Participants may redeem shares and only in blocks of 50,000 shares called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual per share NAV calculated at the end of the business day when a request for a purchase or redemption is received by the applicable Trust Series. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Applicable Benchmark Component Futures Contracts, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of each trading day.

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

USCF believes that market arbitrage opportunities will cause the daily changes in each Trust Series’ share price on the NYSE Arca on a percentage basis to closely track the daily changes in such Trust Series’ per share NAV on a percentage basis. USCF further believes that the net effect of this expected relationship and the expected relationship described above between a Trust Series’ per share NAV and the Applicable Index will be that the daily changes in the price of a Trust Series’ shares on the NYSE Arca on a percentage basis will closely track the daily changes in the Applicable Index on a percentage basis, less such Trust Series’ expenses. While the Applicable Index is composed of Applicable Benchmark Component Futures Contracts and is therefore a measure of the prices of the applicable commodities comprising the Applicable Index for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the Applicable Index and the cash or spot prices of the commodities underlying the Applicable Benchmark Component Futures Contracts.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2016, USCI held 2,686 Futures Contracts on the NYMEX, 5,892 Futures Contracts on the ICE Futures, 2,138 Futures Contracts on the CBOT, 721 Futures Contracts on the CME, 9,344 Futures Contracts on the LME and 1,120 Futures Contracts on the COMEX. CPER held 92 Futures Contracts on the COMEX. USAG held 29 Futures Contracts on the ICE Futures, 29 Futures Contracts on the CBOT, 8 Futures Contracts on the CME and 2 Futures Contract on the KCBT. No Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2016, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures, and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series. See “The Commodity Interest Markets – Regulation” in this annual report on Form 10-K for additional information.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in nine agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, a Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”). The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

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

The 14 commodities selected are included in the SDCI for the next month on an equally-weighted basis. Due to the dynamic monthly commodity selection, the sector weights will vary from approximately 7% to 43% over time, depending on the price observations each month. The Selection Date for the SDCI is the fifth business day prior to the end of that calendar month.

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of December 31, 2016.

USCI Sector Weightings as of December 31, 2016

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

Rebalancing Period

During the Rebalancing Period, existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of Selection Date, the signals are observed and on the first day following Selection Date a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of December 31, 2016.

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

As of December 31, 2016

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

2017 Holiday Schedule for All Applicable Indices

None of the Applicable Indices will be computed on the following weekdays in 2017:

January	2
January	16
February	20
April	14
May	29
July	4
September	4
November	23
December	25

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

During the 12 month reporting period ended December 31, 2016, each Trust Series limited its derivatives activities to Futures Contracts.

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

The Trust has entered into an agreement with Wells Fargo Securities, LLC whereby Wells Fargo Securities, LLC will serve as an FCM for each Trust Series. Wells Fargo Securities, LLC is an indirect wholly owned subsidiary of Wells Fargo & Co. and has a principal place of business at 550 S. Tryon Street, Charlotte, North Carolina 28202. WFS is registered in the U.S. with the Financial Industry Regulatory Authority as a broker-dealer and with the CFTC as an FCM. WFS is a member of various U.S. futures and securities exchanges.

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

NATIONAL CREDIT UNION ADMINISTRATION. The National Credit Union Administration, as the successor to various federal credit unions, has asserted claims against Wachovia Capital Markets, WFS’s predecessor and Wachovia Mortgage Loan Trust (“WMLT”) (as the issuer of residential mortgage-backed securities (“RMBS”)) in three separate actions in federal courts in Kansas (the “Kansas Actions”), California (the “California Action”), and New York (the “New York Action”) as follows: National Credit Union Administration Board v. Wachovia Mortgage Loan Trust; National Credit Union Administration Board as Liquidating Agent of Western Corporate Federal Credit Union v. RBS Securities, Inc. f/k/a RBS Greenwich Capital Markets, Inc., et al.; and National Credit Union Administration Board v. Wachovia Capital Markets, LLC n/k/a Wells Fargo Securities, LLC. These actions seek to recover losses associated with the credit unions’ investment in RMBS underwritten or sold by WCM and/or issued by WMLT. These three matters were resolved in October of 2015 for $53 million and have now been dismissed.

New Jersey Carpenters Health Fund v. NovaStar Mortgage, et al. This is a putative class action lawsuit involving six different NovaStar offerings in which Wachovia Capital Markets, LLC served as one of the underwriters. Plaintiff alleges that the offering documents were materially misleading because they failed to disclose that NovaStar, which originated or acquired the loans backing the certificates, “systematically disregarded” its lending guidelines. In rulings in March 2011 and March 2012, the district court dismissed the action with prejudice, but in 2013, the 2nd Circuit reversed in part and vacated in part those rulings, reviving the action. In a ruling in February of 2015, the lower court further ruled that all six offerings are now at issue, and ordered the Plaintiff to file a third amended complaint. The amount of losses or potential liability in these matters is not known.

SECURITIES AND EXCHANGE COMMISSION v. RHODE ISLAND COMMERCE CORP., ET AL. On March 7, 2016, the SEC filed a complaint in federal court for the District of Rhode Island against the Rhode Island Commerce Corp. (formerly the Rhode Island Economic Development Corp. (EDC)), two of the EDC’s officers, Wells Fargo Securities, LLC, and Peter Cannava, a banker at Wells Fargo Securities, LLC. The complaint charges Wells Fargo Securities, LLC with violations of Sections 17(a)(2) and (a)(3) of the Exchange Act, MSRB Rules G-17 and G-32, and Section 15B(c)(1) of the Exchange Act, and charges Mr. Cannava with aiding and abetting Wells Fargo Securities, LLC’s violations. The complaint alleges that a 2010 private offering of municipal securities by the EDC, for which Wells Fargo Securities, LLC served as lead placement agent, failed to disclose material information regarding the fees Wells Fargo Securities, LLC obtained and the financial solvency of the underlying project, which was for the benefit of video game company 38 Studios, LLC.

The Company is a defendant in two actions filed in the Southern District of New York, captioned Loreley Financing (Jersey) No. 3 Limited et al v. Wells Fargo Securities LLC et al. and LBBW Luxemburg S.A. v. Wells Fargo Securities LLC, f/k/a Wachovia Capital Markets, LLC and Fortis Securities, LLC  in which certain investors have brought claims against Wachovia Capital Markets, LLC for losses in CDOs underwritten by Wachovia Capital Markets, LLC.  These cases allege a variety of state and federal claims relating to improper disclosures and omissions and seek losses associated with these transactions. Both of these matters are in discovery.  The amount of losses or potential liability in these matters is not known.

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

SHIM’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Fees of USCI, CPER and USAG

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by Each Trust Series and USCF

United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.80% for USCI and 0.65% for each of CPER and USAG.(1)

BBH&Co., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Trust Series and the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of the Trust Series’ and the Related Public Funds’ combined net assets, (b) 0.0465% for the Trust Series’ and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Trust Series’ and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Marketing Agent	Each Trust Series pays 0.06% on assets up to $3 billion and 0.04% on assets in excess of $3 billion.(2)

WFS, FCM and Clearing Broker	Each of Trust Series pays approximately $3.50 per buy or sell; charges may vary.

SummerHaven, Commodity Trading Advisor

Advisory Fee:

On behalf of USCI, USCF pays a percentage of the average daily assets of USCI that is equal to the percentage fees paid to USCF by USCI minus 0.14%, with that result multiplied by 0.5, minus 0.06%.(2)

On behalf of each of CPER and USAG, USCF pays a percentage of the average daily assets that is equal to the percentage fees paid to USCF by each of CPER and USAG minus 0.18%, with that result multiplied by 0.5, minus 0.06%.(2)

Sublicense Fee:

For each Trust Series, USCF paid $15,000 for the calendar year 2016, plus an annual fee of 0.06% of the average daily assets of each Trust Series.(2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,000 annually.(2)

(1)	USCI, CPER or USAG, as applicable, pays this compensation. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for both CPER and USAG, respectively. From May 1, 2014 through December 31, 2015, USCF contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, and 0.65% per annum of average daily total net assets for each of CPER and USAG. Prior to May 1, 2014, USCF waived the management fee on a discretionary basis paid by each of CPER and USAG from 0.95% per annum of average daily total net assets, to 0.65% and 0.80% per annum of average daily total net assets, respectively.

(2)	USCF pays this compensation.

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of each Trust Series’ total assets and subtracting any liabilities.

Expenses Paid or Accrued by USCI from Inception through December 31, 2016 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(3):	$28,052,193
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$3,173,735
Other Amounts Paid or Accrued(4)(5):	$4,153,135
Total Expenses Paid or Accrued:	$35,379,063
Expenses Waived(3)(5):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(3)(5):	$35,290,759

(3)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015 USCF, has contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(4)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(5)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver ended.

Expenses Paid or Accrued by USCI from Inception through December 31, 2016 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(6):	0.87% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued(7)(8):	0.13% annualized
Total Expenses Paid or Accrued:	1.10% annualized
Expenses Waived(6)(8):	0.00% annualized	(9)
Total Expenses Paid or Accrued Including Expenses Waived(6)(8):	1.10% annualized

(6)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(7)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(8)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the discretionary expense waiver ended.
(9)	Represents less than 0.005%

Other Fees. USCI also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $650,000 for the fiscal year ended December 31, 2016. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2016 were $582,050 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses was $74,029.

Expenses Paid or Accrued by CPER from Inception through December 31, 2016 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(10):	$90,153
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$6,520
Other Amounts Paid or Accrued (11)(12):	$405,881
Total Expenses Paid or Accrued:	$502,554
Expenses Waived (10)(11):	$(388,836)
Total Expenses Paid or Accrued Including Expenses Waived(10)(11):	$113,718

(10)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(11)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.
(12)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.

Expenses Paid or Accrued by CPER from Inception through December 31, 2016 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(13):	0.68% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.05% annualized
Other Amounts Paid or Accrued(14)(15):	3.07% annualized
Total Expenses Paid or Accrued:	3.80% annualized
Expenses Waived(13)(15):	(2.94)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(13)(15):	0.86% annualized

(13)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 and through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(14)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(15)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. CPER also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $46,000 for the period ended December 31, 2016. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2016 were $582,050 for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses was $392.

Expenses Paid or Accrued by USAG from Inception through December 31, 2016 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(16):	$80,199
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$11,921
Other Amounts Paid or Accrued(17)(18):	$344,219
Total Expenses Paid or Accrued:	$436,339
Expenses Waived(16)(18):	$(333,453)
Total Expenses Paid or Accrued Including Expenses Waived(16)(18):	$102,886

(16)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by USAG on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.80% (80 basis points) per annum of average daily total net assets.
(17)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(18)	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by USAG from Inception through December 31, 2016 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(19):	0.73% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.11% annualized
Other Amounts Paid or Accrued(20)(21):	3.13% annualized
Total Expenses Paid or Accrued:	3.97% annualized
Expenses Waived(19)(21):	(3.04)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(19)(21):	0.93% annualized

(19)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by USAG on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.80% (80 basis points) per annum of average daily total net assets.
(20)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(21)	USCF paid certain expenses typically borne by USAG on a discretionary basis where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. USAG also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $42,000 for the period ended December 31, 2016. In addition, USAG is responsible for paying its portion of the directors’ and officers’ liability insurance for USAG, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USAG became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USAG, the other Trust Series and the Related Public Funds. USAG shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2016 were $582,050 for the Trust Series and the Related Public Funds. USAG’s portion of such fees and expenses was $301.

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

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the Futures Exchanges vary, with some Futures Exchanges ending their trading hours before the close of the core trading session on the NYSE Arca (for example, the normal trading hours of the NYMEX are 9:00 a.m. New York time to 2:30 p.m. New York time). When a Trust Series holds Applicable Benchmark Component Futures Contracts from Futures Exchanges with different trading hours than the NYSE Arca, there will be a gap in time at the beginning and/or the end of each day during which such Trust Series’ shares are traded on the NYSE Arca, but real-time Futures Exchange trading prices for Applicable Benchmark Component Futures Contracts traded on such Futures Exchanges are not available. During such gaps in time the indicative fund value will be calculated based on the end of day price of such Applicable Benchmark Component Futures Contracts from Futures Exchanges immediately preceding trading session. In addition, Other Related Investments and Treasuries held by a Trust Series will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of a Trust Series (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Participant. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for both CPER and USAG, respectively. From July 1, 2011 through April 30, 2017, Authorized Participants pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through April 30, 2017, Authorized Participants pay each of CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of shares. As of December 31, 2016, 11 Authorized Participants had entered into agreements with USCF on behalf of USCI. During the year ended December 31, 2016, USCI issued 98 Creation Baskets and redeemed 37 Redemption Baskets. As of December 31, 2016, 11 Authorized Participants had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2016, CPER issued 4 Creation Baskets and redeemed 0 Redemption Baskets. As of December 31, 2016, 11 Authorized Participants had entered into agreements with USCF on behalf of USAG. During the year ended December 31, 2016, USAG issued 0 Creation Baskets and redeemed 0 Redemption Baskets.

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

Creation and Redemption Transaction Fee

To compensate each Trust Series for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to each Trust Series per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through December 31, 2016 (and continuing at least through April 30, 2017), Authorized Participants pay USCI $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to July 1, 2011, Authorized Participants paid USCI $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. From May 1, 2012 through December 31, 2016 (and continuing at least through April 30, 2017), Authorized Participants pay each of CPER and USAG $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets; prior to May 1, 2012, Authorized Participants paid $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the OTC markets and are not standardized contracts. Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. Nevertheless, in some instances forward contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity.

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

Some swap transactions are cleared through central counterparties.  “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a central clearing counterparty, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the central clearing counterparty becoming the counterparty to both of the initial parties to the swap. These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty. Once accepted by the clearing house, the original swap transaction is terminated and replaced by two mirror trade and the central counterparty becomes the counterparty each of the original parties based upon the trade terms determined in the original transaction. In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

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

As discussed above, the CFTC has proposed to adopt Position Limits Rules, which would impose position limits on speculative positions in 25 physical commodity futures, and option contracts and swaps that are economically equivalent to such contracts, in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect a Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related. Under that system, the CFTC enforces federal limits on speculation in nine agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas). As a result, a Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required to comply with the Aggregation Rules which, subject to certain narrow exceptions, require the aggregation of all positions for which the market participant controls the trading decisions with all positions for which the participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant. The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

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

The CFTC and the SEC are required by the Dodd-Frank Wall Street Reform and Consumer Protection Act to adopt their own margin rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. The CFTC finalized its margin rules on December 16, 2015. The CFTC’s rules are substantially the same as the Final Margin Rules. The SEC has yet to finalize its margin rules.

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

Other Requirements for Swaps

In addition to the margin requirement described above, swaps that are not required to be cleared and executed on an SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. Other non-U.S. jurisdictions also impose obligations with respect to OTC swaps that could impact a Trust Series if it were to engage in OTC swaps with non-U.S. persons.

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

Each Trust Series’ investment objective is for the daily percentage change in the NAV per share to reflect the daily percentage changes of the Applicable Index, less the Trust Series’ expenses. Each Trust Series seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Commodity Related Investments such that the daily changes in its NAV, measured in percentage terms, will closely track the changes in the daily price of the Applicable Index, also measured in percentage terms. Each Trust Series’ investment strategy is designed to provide investors with a cost-effective way to invest indirectly in various commodities and to hedge against movements in the spot price of applicable commodities. An investment in a Trust Series therefore, involves investment risk and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of commodities will have an efficient hedge only if the return from their shares closely correlates with the return of the Applicable Index. In addition to investment risk and correlation risk, an investment in a Trust Series involves tax risks, OTC risks, and other risks.

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

Price Volatility May Possibly Cause the Total Loss of Your Investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in a Trust Series.

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

The design of each Applicable Index is such that every month it is made up of different Applicable Benchmark Component Futures Contracts, and a Trust Series’ investment must be rebalanced on an ongoing basis to reflect the changing composition of the Applicable Index. In the event of a commodity futures market where near month contracts to expire trade at a higher price than next month contracts to expire, a situation referred to as “backwardation,” then absent the impact of the overall movement in commodity prices, the value of the Applicable Index would tend to rise as it approaches expiration. As a result, a Trust Series may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, in the event of a commodity futures market where near month contracts trade at a lower price than next month contracts, a situation referred to as “contango,” then absent the impact of the overall movement in commodity prices, the value of the Applicable Index would tend to decline as it approaches expiration. As a result, a Trust Series’ total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may cause the total return of a Trust Series to vary significantly from the total return of other price references, such as the spot price of the commodities comprising the Applicable Index. In the event of a prolonged period of contango, and absent the impact of rising or falling commodity prices, this could have a significant negative impact on a Trust Series’ NAV and total return and investors could lose part or all of their investment.

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

As discussed above, the CFTC has proposed to adopt the Position Limit Rules, which would impose limits on speculative positions in 25 physical commodity futures, and option contracts and swaps that are economically equivalent to such contracts, in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in nine agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas). As a result, a Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required to comply with the Aggregation Rules which, subject to certain narrow exceptions, require the aggregation of all positions for which the market participant controls the trading decisions with all positions for which the participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with the market participant. The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

All of these limits may potentially cause a tracking error between the price of a Trust Series’ shares and the Applicable Index. This may in turn prevent investors from being able to effectively use a Trust Series as a way to hedge against commodity-related losses or as a way to indirectly invest in a commodity.

None of the Trust Series have limited the size of their offering and each Trust Series is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Commodity-Related Investments. If a Trust Series encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on other exchanges that trade the listed applicable commodity futures or enter into swaps or other transactions to meet its investment objective. In addition, if a Trust Series exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of a Trust Series’ shares and the Applicable Index.

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

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and for taxable periods beginning after December 31, 2017, the Trust Series could be liable for US. Federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by the Trust Series in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to large, publicly traded entities such as the Trust Series is in many respects uncertain. The Trust Series apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the IRS will successfully challenge the Trust Series’ allocation methods and require the Trust Series to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

In addition, for periods beginning after December 31, 2017, the Trust Series may be liable for U.S. federal income tax on any “imputed understatement” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed understatement generally includes increases in allocations of items of income or gains to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If the Trust Series is required to pay any U.S. federal income taxes on any imputed understatement, the resulting tax liability would reduce the net assets of the Trust Series and would likely have an adverse impact on the value of the shares. Under certain circumstances, the Trust Series may be eligible to make an election to cause the investors to take into account the amount of any imputed understatement, including any interest and penalties. The ability of a publicly traded partnership such as the Trust Series to make this election is uncertain. If the election is made, the Trust Series would be required to provide investors who owned beneficial interests in the shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued. The resulting tax liability on an investor of taking the adjustment into account in the year in which the Adjusted K-1 is issued may be less favorable to the investor than if the adjustment were taken into account in the reviewed year.

Each Trust Series could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.

The Trust, on behalf of each Trust Series, has received an opinion of counsel that, under current U.S. federal income tax laws, each Trust Series will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of the Trust Series’ annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income, (ii) the Trust and each Trust Series is organized and operated in accordance with its governing agreements and applicable law and (iii) the Trust and each Trust Series does not elect to be taxed as a corporation for federal income tax purposes. Although USCF anticipates that each Trust Series has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years that result cannot be assured. No Trust Series has requested and nor will any Trust Series request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that a Trust Series is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, the Trust Series would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to shares, any distributions would be taxable to Shareholders as dividend income. Taxation of the Trust and each Trust Series as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

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

If a Trust Series is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.

Under certain circumstances, a Trust Series may be required to pay withholding tax with respect to allocations to Non-U.S. shareholders. Although the Trust Agreement provides that any such withholding will be treated as being distributed to the Non-U.S. shareholder, a Trust Series may not be able to cause the economic cost of such withholding to be borne by the Non-U.S. shareholder on whose behalf such amounts were withheld since it does not generally expect to make any distributions. Under such circumstances, the economic cost of the withholding may be borne by all shareholders, not just the shareholders on whose behalf such amounts were withheld. This could have a material impact on the value of the shares.

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

A portion of each Trust Series’ assets may be used to trade OTC Commodity Interests, such as forward contracts or swap or spot contracts. OTC contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While certain regulations adopted over the past several years are intended to provide additional protections to participants in the OTC market, complying with such regulations could have substantial and adverse effects on each Trust Series. See “Item 1. Business – Regulation” for a discussion of how the OTC market will be subject to much more extensive regulatory oversight.

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

Limited partners may have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

Under Delaware law, a limited partner might be held liable for a Trust Series’ obligations as if it were a general partner if the limited partner participates in the control of the partnership’s business and the persons who transact business with the partnership think the limited partner is the general partner.

A limited partner will not be liable for assessments in addition to its initial capital investment in any of a Trust Series’ shares. However, a limited partner may be required to repay to a Trust Series any amounts wrongfully returned or distributed to it under some circumstances. Under Delaware law, a Trust Series may not make a distribution to limited partners if the distribution causes a Trust Series’ liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of a Trust Series’ assets. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

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

The LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by Concierge, a controlled public company where the majority of shares are owned by Nicholas Gerber along with certain family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, each of whom are executive officers or employees of USCF, and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies, Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas Gerber, along with certain other family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and each Trust Series, including their regulatory obligations.

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

Each Trust Series is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and any Authorized Participants. USCF’s officers, directors and employees do not devote their time exclusively to a Trust Series and also are directors, officers or employees of other entities that may compete with each Trust Series for their services. They could have a conflict between their responsibilities to a Trust Series and to those other entities. As a result of these and other relationships, parties involved with a Trust Series have a financial incentive to act in a manner other than in the best interests of such Trust Series and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

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

Money Market Reform

The SEC adopted Rule 2a-7 under the 1940 Act on July 23, 2014, which goes effective on October 14, 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as those of the Trust. The new rule requires institutional prime MMFs to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating net asset value per share” or “floating NAV”). Government and retail funds can continue to use the amortized cost method to value their portfolio securities. Additionally, liquidity fees and gates allowing an MMF’s board of directors to directly address runs on a fund. MMFs’ boards of directors are required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates (temporary suspension of redemptions). The fees and gates could be imposed on a fund whose portfolios fail to meet certain liquidity thresholds although they are optional for government MMFs. The Trust Series currently invest in government MMFs, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. The Trust Series do not hold any non-government MMFs and, currently, do not anticipate investing in any non-government MMFs. The new rule further decreases the likelihood that the Trust Series would invest in any non-governmental MMFs. However, if the Trust Series were to make investments in non-government MMFs in the future, such investments could negatively impact the Trust Series because of the changes to MMFs resulting from the new rule.

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

USCI

	High	Low
Fiscal year 2016
First quarter	$41.55	$38.46
Second quarter	$43.76	$39.75
Third quarter	$43.52	$40.98
Fourth quarter	$42.17	$40.00

	High	Low
Fiscal year 2015
First quarter	$48.42	$44.71
Second quarter	$47.65	$45.21
Third quarter	$47.15	$41.43
Fourth quarter	$42.92	$39.57

As of December 31, 2016, USCI had approximately 63,059 holders of shares.

CPER

	High	Low
Fiscal year 2016
First quarter	$15.33	$12.97
Second quarter	$15.06	$13.48
Third quarter	$15.03	$13.63
Fourth quarter	$17.61	$13.70

	High	Low
Fiscal year 2015
First quarter	$19.47	$16.68
Second quarter	$19.85	$16.96
Third quarter	$17.85	$14.99
Fourth quarter	$16.13	$13.44

As of December 31, 2016, CPER had approximately 1,066 holders of shares.

USAG

	High	Low
Fiscal year 2016
First quarter	$19.64	$18.29
Second quarter	$20.15	$18.23
Third quarter	$20.80	$18.90
Fourth quarter	$19.13	$18.07

	High	Low
Fiscal year 2015
First quarter	$22.57	$20.22
Second quarter	$20.80	$19.25
Third quarter	$21.76	$20.00
Fourth quarter	$19.98	$18.60

As of December 31, 2016, USAG had approximately 140 holders of shares.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USCI

USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 9 baskets (comprising 450,000 shares) and 37 baskets (comprising 1,850,000 shares) for the three and twelve months ended December 31, 2016, respectively. Monthly redemptions for last three months are detailed below.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/16 to 10/31/16	100,000	$41.87
11/1/16 to 11/30/16	100,000	$41.99
12/1/16 to 12/31/16	250,000	$40.35
Total	450,000

CPER

CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 0 baskets (comprising 0 shares) for the three and twelve months ended December 31, 2016, respectively.

USAG

USAG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USAG redeemed 0 baskets (comprising 0 shares) for the three and twelve months ended December 31, 2016, respectively.

Item 6. Selected Financial Data.

Financial Highlights for USCI (for the years ended December 31, 2016, 2015, 2014, 2013 and 2012)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Total assets	$643,374	$521,732	$753,942	$513,723	$488,827
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(12,203)	$(98,593)	$(135,557)	$(17,220)	$(3,774)
Net income (loss)	$(15,640)	$(103,688)	$(141,838)	$(22,367)	$(8,099)
Weighted-average shares	14,559,973	12,705,890	12,419,041	9,051,370	7,120,765
Net income (loss) per share	$(0.50)	$(7.72)	$(7.82)	$(2.39)	$(0.02)
Net income (loss) per weighted average share	$(1.07)	$(8.16)	$(11.42)	$(2.47)	$(1.14)
Cash and cash equivalents at end of year	$601,266	$474,315	$711,985	$474,124	$430,800

Financial Highlights for CPER (for the years ended December 31, 2016, 2015, 2014, 2013 and 2012)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Total assets	$5,805	$2,184	$2,912	$2,379	$2,645
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$248	$(623)	$(383)	$(233)	$133
Net income (loss)	$237	$(636)	$(405)	$(251)	$111
Weighted-average shares	200,546	118,082	150,411	100,000	100,410
Net income (loss) per share	$2.12	$(4.86)	$(3.82)	$(2.51)	$0.96
Net income (loss) per weighted average share	$1.18	$(5.39)	$(2.69)	$(2.51)	$1.11
Cash and cash equivalents at end of year	$5,388	$1,871	$2,729	$2,041	$2,109

Financial Highlights for USAG (for the years ended December 31, 2016, 2015, 2014, 2013 and 2012)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012*
Total assets	$1,972	$2,023	$2,338	$2,366	$2,638
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(72)	$(304)	$36	$(255)	$209
Net income (loss)	$(79)	$(317)	$18	$(277)	$193
Weighted-average shares	100,000	100,000	100,000	100,000	113,320
Net income (loss) per share	$(0.79)	$(3.17)	$0.18	$(2.77)	$0.56
Net income (loss) per weighted average share	$(0.79)	$(3.17)	$0.18	$(2.77)	$1.70
Cash and cash equivalents at end of year	$1,782	$1,821	$2,142	$2,099	$2,000

*	The commencement of operations of USAG was April 13, 2012.

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SDCI, less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts that comprise the SDCI or the prices of any particular group of Futures Contracts. The SDCI is owned and maintained by SHIM and calculated and published by the Bloomberg. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on the Selection Date, it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of December 31, 2016, USCI held 2,686 Futures Contracts on the NYMEX, 5,892 Futures Contracts on the ICE Futures, 2,138 Futures Contracts on the CBOT, 721 Futures Contracts on the CME, 9,344 Futures Contracts on the LME and 1,120 Futures Contracts on the COMEX.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in Other Copper-Related Investments. As of December 31, 2016, CPER held 92 Futures Contracts on the COMEX.

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

The investment objective of USAG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SDAI, less USAG’s expenses. USCF does not intend to operate USAG in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts that comprise the SDAI or the prices of any particular group of Agriculture Futures Contracts. The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SHIM and calculated and published by the NYSE Arca, comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.”

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in Other Agriculture-Related Interests. As of December 31, 2016, USAG held 29 Futures Contracts on the ICE Futures, 29 Futures Contracts on the CBOT, 8 Futures Contracts on the CME and 2 Futures Contract on the KCBT.

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

Commodity Markets
Commodity Futures Price Movements
Year Ended December 31, 2016

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward trend during the year ended December 31, 2016. The table below compares the total returns of the SDCI to the four major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(“SDCI”)(1)	(0.25)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	11.37%
Bloomberg Commodity Index Total Return(2)	11.77%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	8.98%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of January 1, 2016 was $1,265.58. As of December 31, 2016, the value of the SDCI was $1,262.46, down approximately (0.25)%  over the year.

The return of approximately (0.25)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $40.52 and ended the year at $40.02 on December 31, 2016, a decrease of approximately (1.23)% over the year. USCI’s per share NAV reached its high for the year on June 8, 2016 at $43.74 and reached its low for the year on January 20, 2016 at $38.47. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s NAV.

Copper Markets

Copper Futures Price Movements

Year Ended December 31, 2016

As measured by the two major copper indexes, copper futures prices exhibited a mostly upward trend during the year ended December 31, 2016. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(“SCI”)(1)	15.84%
Bloomberg Copper Subindex Total Return(2)	15.74%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of January 1, 2016 was $704.39. As of December 31, 2016, the value of the SCI was $815.94, up approximately 15.84% over the year.

The return of approximately 15.84% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $14.24 and ended the year at $16.36 on December 31, 2016, an increase of approximately 14.89% over the year. CPER’s per share NAV reached its high for the year on December 5, 2016 at $17.62 and reached its low for the year on January 15, 2016 at $12.96. See “Tracking Each Trust Series’ Benchmark” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets
Agriculture Futures Price Movements
Year Ended December 31, 2016

As measured by the three major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a mostly downward trend during the year ended December 31, 2016. The table below compares the total returns of the SDAI to the two major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(“SDAI”)(1)	(4.18)%
Bloomberg Agriculture Subindex Total ReturnSM(2)	2.10%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(2.55)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDAI as of January 1, 2016 was $285.01. As of December 31, 2016, the value of the SDAI was $273.11, down approximately (4.18)% over the year.

The return of approximately (4.18)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $19.80 and ended the year at $19.01 on December 31, 2016, a decrease of approximately (3.97)% over the period. USAG’s per share NAV reached its high for the period on June 8, 2016 at $22.26 and reached its low for the period on December 23, 2016 at $18.79. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USAG’s per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of December 31, 2016, USCI had issued 29,550,000 shares, 15,900,000 of which were outstanding. As of December 31, 2016, there were 20,450,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of December 31, 2016, CPER had issued 550,000 shares, 350,000 of which were outstanding. As of December, 31, 2016, there were 29,450,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of December 31, 2016, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of December, 31, 2016, there were 19,800,000 shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2016, USCI, CPER and USAG had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015; and for the Year Ended December 31, 2015, Compared to the Year Ended December 31, 2014

USCI

	For the Year ended December 31, 2016	For the Year ended December 31, 2015	For the Year ended December 31, 2014
Per share net asset value, end of period	$40.02	$40.52	$48.24
Average daily total net assets	$601,364,520	$564,246,884	$702,058,268
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,984,573	$462,464	$323,118
Annualized yield based on average daily total net assets	0.33%	0.08%	0.05%
Management fee	$4,810,916	$4,513,975	$5,887,414
Total fees and other expenses excluding management fees	$1,404,582	$1,773,760	$1,394,071
Fees and expenses related to the registration or offering of additional shares	$–	$–	$850
Total commissions accrued to brokers	$776,649	$711,491	$653,625
Total commissions as annualized percentage of average total net assets	0.13%	0.13%	0.09%
Commissions accrued as a result of rebalancing	$752,519	$675,051	$614,322
Percentage of commissions accrued as a result of rebalancing	96.89%	94.88%	93.99%
Commissions accrued as a result of creation and redemption activity	$24,130	$36,440	$39,303
Percentage of commissions accrued as a result of creation and redemption activity	3.11%	5.12%	6.01%

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

The decrease in the per share NAV for the year ended December 31, 2016, compared to the year ended December 31, 2015 was due to the decrease in values of the Futures Contracts held by USCI; and for the year ended December 31, 2015, compared to the year ended December 31, 2014, the decrease in the per share was due to the decrease in values of the Futures Contracts held by USCI.

The increase in dividend and interest income earned on Treasuries, cash and/or cash equivalents for the year ended December 31, 2016, compared to year ended December 31, 2015 was primarily due to USCI’s increase on interest earned on Treasuries, cash and/or cash equivalents; and for the year ended December 31, 2015, compared to the year ended December 31, 2014, the increase in dividend and interest income earned on Treasuries, cash and/or cash equivalents was primarily due to USCI’s increase on interest earned on Treasuries, cash and/or cash equivalents.

The decrease in total gross fees and expenses excluding management fees for the year ended December 31, 2016, compared to the year ended December 31, 2015 was primarily due to a decrease in USCI’s accrued tax; and for the year ended December 31, 2015, compared to the year ended December 31, 2014, the increase in total gross fees and expenses excluding management fees was primarily due to an increase in USCI’s accrued tax.

The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2016, compared to the year ended December 31, 2015 was primarily due to an increase in contracts traded during rebalancing; and for the year ended December 31, 2015, compared to the year ended December 31, 2014, the increase in USCI’s total commissions accrued to brokers was primarily due to an increase in contracts traded during rebalancing.

CPER

	For the Year ended December 31, 2016	For the Year ended December 31, 2015	For the Year ended December 31, 2014
Per share net asset value, end of period	$16.36	$14.24	$19.10
Average daily total net assets	$2,949,214	$1,963,135	$3,151,177
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$9,625	$1,408	$1,455
Annualized yield based on average daily total net assets	0.33%	0.07%	0.05%
Management fee	$19,170	$12,760	$20,483
Total fees and other expenses excluding management fees	$80,063	$62,540	$68,468
Total amount of the expense waiver	$75,640	$59,601	$62,989
Expenses before allowance for the expense waiver	$99,233	$75,300	$88,951
Expenses after allowance for the expense waiver	$23,593	$15,699	$25,962
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$1,628	$947	$1,896
Total commissions as annualized percentage of average total net assets	0.06%	0.05%	0.06%
Commissions accrued as a result of rebalancing	$1,455	$588	$1,382
Percentage of commissions accrued as a result of rebalancing	89.37%	62.13%	72.89%
Commissions accrued as a result of creation and redemption activity	$173	$359	$514
Percentage of commissions accrued as a result of creation and redemption activity	10.63%	37.87%	27.11%

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

The increase in the per share NAV for the year ended December 31, 2016, compared to the year ended December 31, 2015 was primarily due to the increase in values of the Futures Contracts held by CPER; and for the year ended December 31, 2015, compared to the year ended December 31, 2014, the decrease in the per share NAV was primarily due to the increase in values of the Futures Contracts held by CPER.

The dividend and interest income earned on Treasuries, cash and/or cash equivalents for the year ended December 31, 2016, compared to December 31, 2015, was higher. The dividend and interest income earned on Treasuries, cash and/or cash equivalents for the year ended December 31, 2015, compared to year ended December 31, 2014 was higher. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the year ended December 31, 2016, compared to year ended 2015 and higher during the year ended December 31, 2015, compared to year ended December 31, 2014.

The increase in total gross fees and expenses excluding management fees for the year ended December 31, 2016, compared to the year ended December 31, 2015 was primarily due to an increase in certain of CPER’s operating expenses; and for the year ended December 31, 2015, compared to the year ended December 31, 2014, the decrease in total gross fees and expenses excluding management fees was primarily due to a decrease in certain of CPER’s operating expenses.

The increase in CPER’s total commissions accrued to brokers for the year ended December 31, 2016, compared to the year ended December 31, 2015 was due to an increase in number of contracts traded; and for the year ended December 31, 2015, compared to December 31, 2014, the decrease in total commissions accrued to brokers was primarily due to the decrease in number of contracts traded.

USAG

	For the Year ended December 31, 2016	For the Year ended December 31, 2015	For the Year ended December 31, 2014
Per share net asset value, end of period	$19.01	$19.80	$22.97
Average daily total net assets	$1,984,755	$2,092,129	$2,441,385
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,205	$1,466	$1,176
Annualized yield based on average daily total net assets	0.31%	0.07%	0.05%
Management fee	$12,901	$13,599	$17,092
Total fees and other expenses excluding management fees	$75,162	$59,456	$50,816
Total amount of the expense waiver	$72,173	$56,318	$46,339
Expenses before allowance for the expense waiver	$88,063	$73,055	$67,908
Expenses after allowance for the expense waiver	$15,890	$16,737	$21,569
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$2,150	$3,116	$2,020
Total commissions as annualized percentage of average total net assets	0.11%	0.15%	0.08%
Commissions accrued as a result of rebalancing	$2,150	$3,116	$2,020
Percentage of commissions accrued as a result of rebalancing	100%	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

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

The decrease in the per share NAV for the year ended December 31, 2016, compared to the year ended December 31, 2015 was due to the decrease in values of the Futures Contracts held by USAG; and for the year ended December 31, 2015, compared to the year ended December 31, 2014, the decrease in the per share NAV was due to the decrease in values of the Futures Contracts held by USAG.

The dividend and interest income earned on Treasuries, cash and/or cash equivalents for the year ended December 31, 2016, compared to year ended December 31, 2015 was larger. The dividend and interest income earned on Treasuries, cash and/or cash equivalents for the year ended December 31, 2015, compared to year ended December 31, 2014 was larger. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the year ended December 31, 2016, compared to year ended 2015 and higher during the year ended December 31, 2015, compared to year ended 2014.

The increase in gross total fees and expenses excluding management fees for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily due to an increase in certain of USAG’s operating expenses; and the increase in gross total fees and expenses excluding management fees for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily due to an increase in certain of USAG’s operating expenses.

The decrease in USAG’s total commissions accrued to brokers for the year ended December 31, 2016, compared to the year ended December 31, 2015 was due to a decrease in number of contracts traded; and for the year ended December 31, 2015, compared to December 31, 2014, the increase in total commissions accrued to brokers were primarily due was due to the increase in number of contracts traded.

For the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015; and for the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

USCI

	For the three months ended December 31, 2016	For the three months ended December 31, 2015	For the three months ended December 31, 2014
Per share net asset value, end of period	$40.02	$40.52	$48.24
Average daily total net assets	$658,091,080	$524,673,153	$817,200,303
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$615,612	$185,129	$89,995
Annualized yield based on average daily total net assets	0.37%	0.14%	0.04%
Management fee	$1,323,374	$1,057,971	$1,647,834
Total fees and other expenses excluding management fees	$317,702	$380,185	$485,590
Fees and expenses related to the registration or offering of additional shares	$–	$–	$–
Total commissions accrued to brokers	$168,953	$190,423	$207,424
Total commissions as annualized percentage of average total net assets	0.10%	0.14%	0.10%
Commissions accrued as a result of rebalancing	$167,743	$180,598	$200,561
Percentage of commissions accrued as a result of rebalancing	99.28%	$94.84%	96.69%
Commissions accrued as a result of creation and redemption activity	$1,210	$9,825	$6,863
Percentage of commissions accrued as a result of creation and redemption activity	0.72%	5.16%	3.31%

The decrease in the per share NAV for the three months ended December 31, 2016, compared to the three months ended December 31, 2015 was due to the decrease in values of the Futures Contracts held by USCI; and the decrease in the per share NAV for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 was primarily due to the decrease in values of the Futures Contracts held by USCI.

The increase in USCI’s average daily total net assets for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, assets was primarily due to an increase in the value of futures contracts held by USCI; and for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, the decrease in USCI’s average daily total net assets was primarily due to a decrease in the value of futures contracts held by USCI.

The increase in USCI’s dividend and interest income earned on Treasuries, cash and/or cash equivalents for the three months ended December 31, 2016, compared to the three months ended December 31, 2015 was due to higher yield earned on Treasuries, cash and/or cash equivalents; and for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, the increase was due to higher yield earned on Treasuries, cash and/or cash equivalents.

The decrease in USCI’s total fees and expenses excluding management fees for the three months ended December 31, 2016, compared to the three months ended December 31, 2015 was due to a decrease in USCI’s audit and legal expenses; and for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, the decrease in USCI’s total fees and expenses excluding management fees was due to a decrease in USCI’s commissions resulting from USCI’s smaller size as represented by total net assets.

The decrease in USCI’s total commissions accrued to brokers for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was primarily due to fewer contracts traded; and for the three months ended December 31, 2015, compared to the three months December 31, 2014, the decrease in USCI’s total commissions accrued to brokers was primarily due to a decrease in USCI’s total net assets resulting in less contracts traded.

CPER

	For the three months ended December 31, 2016	For the three months ended December 31, 2015	For the three months ended December 31, 2014
Per share net asset value, end of period	$16.36	$14.24	$19.10
Average daily total net assets	$3,932,994	$2,215,133	$3,015,303
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,816	$569	$340
Annualized yield based on average daily total net assets	0.39%	0.10%	0.04%
Management fee	$6,426	$3,629	$4,940
Total fees and other expenses excluding management fees	$21,038	$16,780	$16,751
Total amount of the expense waiver	$19,556	$15,952	$15,611
Expenses before allowance for the expense waiver	$27,464	$20,409	$21,691
Expenses after allowance for the expense waiver	$7,908	$4,457	$6,080
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$386	$213	$225
Total commissions as annualized percentage of average total net assets	0.04%	0.04%	0.03%
Commissions accrued as a result of rebalancing	$309	$213	$225
Percentage of commissions accrued as a result of rebalancing	80.05%	100%	100%
Commissions accrued as a result of creation and redemption activity	$77	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	19.95%	—%	—%

The increase in the per share NAV for the three months ended December 31, 2016, compared to the three months ended December 31, 2015 was primarily due to the increase in values of the Futures Contracts held by CPER; and for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, the decrease in the per share NAV was primarily due to the decrease in values of the Futures Contracts held by CPER.

The increase in CPER’s average daily total net assets for the three months ended December 31, 2016, compared to the three months ended December 31, 2015 were due to an increase in values of Futures Contracts held in CPER and net creates; and for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, the decrease in CPER’s average daily total net assets was primarily due to a decrease in values of Futures Contracts held in CPER.

The increase in CPER’s dividend and interest income earned on Treasuries, cash and/or cash equivalents for the three months ended December 31, 2016, compared to the three months ended December 31, 2015 were due to higher yield earned on Treasuries, cash and/or cash equivalents and net creates; and for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, the increase was due to higher yield earned on Treasuries, cash and/or cash equivalents.

The increase in CPER’s total gross fees and expenses excluding management fees for the three months ended December 31, 2016, compared to the three months ended December 31, 2015 was due to an increase in CPER’s audit expenses; and for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, the total gross fees and expenses excluding management fees were similar.

The increase in CPER’s total commissions accrued to brokers for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was primarily due to an increase in CPER’s total net assets due to creates resulting in more contracts traded; and for the three months ended December 31, 2015, compared to the three months December 31, 2014, CPER’s total commissions accrued to brokers were similar.

USAG

	For the three months ended December 31, 2016	For the three months ended December 31, 2015	For the three months ended December 31, 2014
Per share net asset value, end of period	$19.01	$19.80	$22.97
Average daily total net assets	$1,940,085	$2,010,205	$2,352,554
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,714	$484	$267
Annualized yield based on average daily total net assets	0.35%	0.10%	0.05%
Management fee	$3,170	$3,294	$3,855
Total fees and other expenses excluding management fees	$19,852	$16,761	$22,974
Total amount of the expense waiver	$19,162	$16,121	$21,749
Expenses before allowance for the expense waiver	$23,022	$20,055	$26,829
Expenses after allowance for the expense waiver	$3,860	$3,934	$5,080
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$362	$1,510	$555
Total commissions as annualized percentage of average total net assets	0.07%	0.30%	0.09%
Commissions accrued as a result of rebalancing	$362	$1,150	$555
Percentage of commissions accrued as a result of rebalancing	100%	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

The decrease in the per share NAV for the three months ended December 31, 2016, compared to the three months ended December 31, 2015 was due to the decrease in values of the Futures Contracts held by USAG; and the decrease in the per share NAV for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was due to the decrease in values of the Futures Contracts held by USAG.

USAG’s average daily total net assets for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was lower primarily due to a decrease in values of the Futures Contracts held by USAG; and for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, USAG’s average daily total net assets was higher primarily due to an increase in values of the Futures Contracts held by USAG.

The increase in CPER’s dividend and interest income earned on Treasuries, cash and/or cash equivalents for the three months ended December 31, 2016, compared to the three months ended December 31, 2015 was due to higher yield earned on Treasuries, cash and/or cash equivalents; and for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, the increase was due to higher yield earned on Treasuries, cash and/or cash equivalents.

The increase in total gross fees and expenses excluding management fees for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was primarily due to an increase in certain USAG’s operating expenses; and for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, the decrease in total gross fees and expenses excluding management fees was primarily due to a decrease in certain USAG’s operating expenses.

USAG’s total commissions accrued to brokers for the three months ended December 31, 2016, compared to the three months ended December 31, 2015 were lower and primarily due to the total number of contracts traded; and for the three months ended December 31, 2015, compared to the three month ended December 31, 2014, were higher and primarily due to the total number of contracts traded.

Portfolio Holdings for USCI

During the year ended December 31, 2016, USCI’s portfolio held at all times Futures Contracts based on at least fourteen different commodities. Due to changes in the composition of the SDCI, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The SDCI” below). The table below lists the Benchmark Component Futures Contracts held during the year ended December 31, 2016.

Benchmark Component Futures Contracts for USCI

• = Component

Source: Bloomberg

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2016. Second, while the tables above list the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

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

USCI

For the 30 valuation days ended December 31, 2016, the simple average daily change in the SDCI was (0.064)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.072)%. The average daily difference was (0.008)% (or (0.8) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (6.161)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended December 31, 2016, the last trading day in December. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts for the five years ended December 31, 2016.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to December 31, 2016, the simple average daily change in the SDCI was (0.008)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.011)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (8.855)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2016, the actual total return of USCI as measured by changes in its per share NAV was (1.23)%. This is based on an initial per share NAV of $40.52 on December 31, 2015 and an ending per share NAV as of December 31, 2016 of $40.02. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $40.42 as of December 31, 2016, for a total return over the relevant time period of (0.25)%. The difference between the actual per share NAV total return of USCI of (1.23)% and the expected total return based on the SDCI of (0.25)% was an error over the time period of (0.98)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2016, USCI earned interest income of $1,984,573, which is equivalent to a weighted average income rate of approximately 0.33% for such period. In addition, during the year ended December 31, 2016, USCI also collected $17,500 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2016, USCI incurred total expenses of $6,215,498. Income from interest and Authorized Participant collections net of expenses was $(4,213,425), which is equivalent to a weighted average net income rate of approximately (0.70)% for the year ended December 31, 2016.

By comparison, for the year ended December 31, 2015, the actual total return of USCI as measured by changes in its per share NAV was (16.00)%. This was based on an initial per share NAV of $48.24 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $40.52. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $41.37 as of December 31, 2015, for a total return over the relevant time period of (14.24)%. The difference between the actual per share NAV total return of USCI of (16.00)% and the expected total return based on the SDCI of (14.24)% was an error over the time period of (1.76)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2015, USCI earned interest income of $462,464, which is equivalent to a weighted average income rate of approximately 0.08% for such period. In addition, during the year ended December 31, 2015, USCI also collected $15,400 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2015, USCI incurred total expenses of $6,287,735. Income from interest and Authorized Participant collections net of expenses was $(5,810,221), which is equivalent to a weighted average net income rate of approximately (1.03)% for the year ended December 31, 2015.

By comparison, for the year ended December 31, 2014, the actual total return of USCI as measured by changes in its per share NAV was (13.95)%. This was based on an initial per share NAV of $56.06 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $48.24. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $49.28 as of December 31, 2014, for a total return over the relevant time period of (12.09)%. The difference between the actual per share NAV total return of USCI of (13.95)% and the expected total return based on the SDCI of (12.09)% was an error over the time period of (1.86)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDCI total return can be attributed to the net impact of the expenses that USCI pays, offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2014, USCI earned interest income of $323,118, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the year ended December 31, 2014, USCI also collected $23,400 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2014, USCI incurred total expenses of $7,281,485. Income from interest and Authorized Participant collections net of expenses was $(6,934,967), which is equivalent to a weighted average net income rate of approximately (0.99)% for the year ended December 31, 2014.

CPER

For the 30 valuation days ended December 31, 2016, the simple average daily change in the SCI was 0.049%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.039% The average daily difference was (0.010)% (or (1.0) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was 0.309%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended December 31, 2016, the last trading day in December. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the Benchmark Component Copper Futures Contracts for the five years ended December 31, 2016.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to December 31, 2016, the simple average daily change in the SCI was (0.023)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.025)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.505)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2016, the actual total return of CPER as measured by changes in its per share NAV was 14.89%. This is based on an initial per share NAV of $14.24 on December 31, 2015 and an ending per share NAV as of December 31, 2016 of $16.36. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SCI, CPER would have had an estimated per share NAV of $16.50 as of December 31, 2016, for a total return over the relevant time period of 15.87%. The difference between the actual per share NAV total return of CPER of 14.89% and the expected total return based on the SCI of 15.87% was an error over the time period of (0.98)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2016, CPER earned interest income of $9,625, which is equivalent to a weighted average income rate of approximately 0.33% for such period. During the year ended December 31, 2016, CPER collected $1,400 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2016, CPER incurred net expenses of $23,593. Income from interest and Authorized Participant collections net of expenses was $(12,568), which is equivalent to a weighted average net income rate of approximately (0.43)% for the year ended December 31, 2016.

By comparison, for the year ended December 31, 2015, the actual total return of CPER as measured by changes in its per share NAV was (25.45)%. This was based on an initial per share NAV of $19.10 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $14.24. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SCI, CPER would have had an estimated per share NAV of $14.35 as of December 31, 2015, for a total return over the relevant time period of (24.85)%. The difference between the actual per share NAV total return of CPER of (25.45)% and the expected total return based on the SCI of (24.85)% was an error over the time period of (0.60)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2015, CPER earned interest income of $1,408, which is equivalent to a weighted average income rate of approximately 0.07% for such period. During the year ended December 31, 2015, CPER collected $700 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2015, CPER incurred net expenses of $15,699. Income from interest and Authorized Participant collections net of expenses was $(13,591), which is equivalent to a weighted average net income rate of approximately (0.69)% for the year ended December 31, 2015.

By comparison, for the year ended December 31, 2014, the actual total return of CPER as measured by changes in its per share NAV was (16.67)%. This was based on an initial per share NAV of $22.92 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $19.10. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SCI, CPER would have had an estimated per share NAV of $19.28 as of December 31, 2014, for a total return over the relevant time period of (15.88)%. The difference between the actual per share NAV total return of CPER of (16.67)% and the expected total return based on the SCI of (15.88)% was an error over the time period of (0.79)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SCI total return can be attributed to the net impact of the expenses that CPER pays, offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2014, CPER earned interest income of $1,455, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the year ended December 31, 2014, CPER collected $1,750 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2014, CPER incurred net expenses of $25,962. Income from interest and Authorized Participant collections net of expenses was $(22,757), which is equivalent to a weighted average net income rate of approximately (0.72)% for the year ended December 31, 2014.

USAG

For the 30-valuation days ended December 31, 2016, the simple average daily change in the SDAI was (0.061)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.070)%. The average daily difference was (0.008)% (or (0.8)% basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was (8.279)%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended December 31, 2016, the last trading day in December. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the Benchmark Component Agriculture Futures Contracts for the four years ended December 31, 2016.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to December 31, 2016, the simple average daily change in the SDAI was (0.019)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.020)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 6.521%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2016, the actual total return of USAG as measured by changes in its per share NAV was (3.99)%. This is based on an initial per share NAV of $19.80 on December 31, 2015 and an ending per share NAV as of December 31, 2016 of $19.01. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $18.97 as of December 31, 2016, for a total return over the relevant time period of (4.19)%. The difference between the actual per share NAV total return of USAG of (3.99)% and the expected total return based on the SDAI of (4.19)% was an error over the time period of 0.20%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI. These expenses are offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the year ended December 31, 2016, USAG earned interest income of $6,205, which is equivalent to a weighted average income rate of approximately 0.31% for such period. During the year ended December 31, 2016, USAG did not have any baskets for creates or redeems. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2016, USAG incurred net expenses of $15,890. Income from interest and Authorized Participant collections net of expenses was $(9,685), which is equivalent to a weighted average net income rate of approximately (0.35%) for the year ended December 31, 2016.

By comparison, for the year ended December 31, 2015, the actual total return of USAG as measured by changes in its per share NAV was (13.80)%. This was based on an initial per share NAV of $22.97 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $19.80. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $19.85 as of December 31, 2015, for a total return over the relevant time period of (13.58)%. The difference between the actual per share NAV total return of USAG of (13.80)% and the expected total return based on the SDAI of (13.58)% was an error over the time period of (0.22)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI. These expenses are offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the year ended December 31, 2015, USAG earned interest income of $1,466, which is equivalent to a weighted average income rate of approximately 0.07% for such period. During the year ended December 31, 2015, USAG did not have any baskets for creates or redeems. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2015, USAG incurred net expenses of $16,737. Income from interest and Authorized Participant collections net of expenses was $(15,271), which is equivalent to a weighted average net income rate of approximately (0.73)% for the year ended December 31, 2015.

By comparison, for the year ended December 31, 2014, the actual total return of USAG as measured by changes in its per share NAV was 0.79%. This was based on an initial per share NAV of $22.79 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $22.97. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $23.60 as of December 31, 2014, for a total return over the relevant time period of 3.55%. The difference between the actual per share NAV total return of USAG of 0.79% and the expected total return based on the SDAI of 3.55% was an error over the time period of 2.76%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected SDAI total return can be attributed to the net impact of the expenses that USAG pays, offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the year ended December 31, 2014, USAG earned interest income of $1,176, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the year ended December 31, 2014, USAG did not collect from its Authorized Participants for creating or redeeming baskets of shares. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2014, USAG incurred net expenses of $21,569. Income from interest and Authorized Participant collections net of expenses was $(20,393), which is equivalent to a weighted average net income rate of approximately (0.84)% for the year ended December 31, 2014.

Factors That Can Impact Ability to Track Futures Contracts

There are currently five factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the year ended December 31, 2016. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2016. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2016. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2016. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2016. During the year ended December 31, 2016, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2016, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from December 31, 2006 through December 31, 2016.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from December 31, 2006 through December 31, 2016 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for

the periods ending 2006 to 2016

Year	Ending Level*	Annual Return
2006	1,115.82	42.70%
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns 2006 to 2016

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2016.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2016
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI
Total return	14.47%	(20.98)%	154.78%	461.04%
Average annual return (total)	2.87%	2.91%	7.83%	11.58%
Annualized volatility	16.65%	23.18%	19.10%	15.21%
Annualized Sharpe ratio	0.05	0.03	0.29	0.61

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through December 31, 2016 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2016; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI

(12/31/2006 — 12/31/2016)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI

(12/31/2011 — 12/31/2016)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SCI

The table and chart below show the hypothetical performance of the SCI from December 31, 2006 through December 31, 2016.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the SCI would have performed from December 31, 2006 through December 31, 2016 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCI for the period

from 2006 to 2016

Year	Ending Level*	Annual Return
2006	911.13	65.39%
2007	1,059.17	16.25%
2008	497.18	(53.06)%
2009	1,153.12	131.93%
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%

*	The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SCI Year-Over-Year

Hypothetical Total Returns (12/31/06-12/31/16)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2016.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2016
	BCOM HG TR	Spot Copper (less storage)	SCI TR
Total return	252.01%	86.35%	421.03%
Average annual return (total)	13.49%	9.59%	16.21%
Annualized volatility	27.11%	26.16%	26.52%
Annualized Sharpe ratio	0.42	0.29	0.52

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCI from December 31, 1997 through December 31, 2016 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2016; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes over a ten year period.

Ten Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI (12/31/2006-12/31/2016)

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

Cost, and the Hypothetical Returns of the SCI (12/31/2011-12/31/2016)

Source: SHIM, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SDAI

The table and chart below show the hypothetical performance of the SDAI from December 31, 2006 through December 31, 2016.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from December 31, 2006 through December 31, 2016 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2006 through December 31, 2016

Year	Ending Level*	Annual Return
2006	259.77	12.14%
2007	315.85	21.59%
2008	261.02	(17.36)%
2009	282.24	8.13%
2010	377.90	33.89%
2011	348.78	(7.71)%
2012	360.61	3.39%
2013	324.10	(10.12)%
2014	329.88	1.78%
2015	285.01	(13.60)%
2016	273.11	(4.18)%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (12/31/2006-12/31/2016)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through December 31, 2016.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2016
	BCOM AG TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI
Total return	(38.36)%	(65.95)%	(22.06)%	26.73%
Average annual return (total)	(0.94)%	(4.00)%	(0.00)%	2.23%
Annualized volatility	20.19%	20.98%	19.41%	15.14%
Annualized Sharpe ratio	(0.14)	(0.28)	(0.10)	0.01

The table above shows the performance of the SDAI from December 31, 1997 through December 31, 2016 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Agriculture Subindex Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Subindex Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through December 31, 2016; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

Ten Year Comparison of Index Returns of the BCOM AG TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI

(12/31/2006-12/31/2016)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM AG TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI

(12/31/2011-12/31/2016)

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2016, the Trust Series’ expenses exceeded the income earned or the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2015, the Trust Series’ expenses exceeded the income each Trust Series earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, the Trust Series’ NAV was negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2016, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the year ended December 31, 2016, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the year ended December 31, 2016, CPER did not make investments on any foreign exchanges. During the year ended December 31, 2016, the only foreign exchange on which USAG made investments was the ICE Futures. Such Futures Contracts are denominated in Canadian dollars and U.S. dollars.

In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2016, each of USCI, CPER and USAG held cash deposits and investments in Treasuries in the amount of $641,316,546, $5,640,820 and $1,989,821, respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian and/or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2016, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of December 31, 2016 or had direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for both CPER and USAG. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2016, FCM fees were approximately 0.13% of average daily total net assets for USCI, approximately 0.06% of average daily total net assets for CPER, and approximately 0.11% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s or USAG’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER and USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust.

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

As of December 31, 2016, USCI’s portfolio consisted of 21,901 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 92 Futures Contracts traded on the COMEX, and USAG’s portfolio consisted of 68 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see www.uscfinvestments.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER and USAG during the year ended December 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

During the 12 month reporting period ended December 31, 2016, each Trust Series limited did not have EFRP transactions.

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

Item 8. Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Index to Financial Statements

Documents	Page
Management’s Annual Report on Internal Control Over Financial Reporting.	105

Reports of Independent Registered Public Accounting Firm.	106

Statements of Financial Condition at December 31, 2016 and 2015.	108

Schedule of Investments at December 31, 2016 and 2015.	112

Statements of Operations for the years ended December 31, 2016, 2015 and 2014.	118

Statements of Changes in Capital for the years ended December 31, 2016, 2015 and 2014 and Statements of Changes in Shares Outstanding for the years ended December 31, 2016, 2015 and 2014.	122

Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.	126

Notes to Financial Statements for the years ended December 31, 2016, 2015 and 2014.	130

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust’s and each Trust Series’ internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2016, the internal control over financial reporting for the Trust and each Trust Series is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Sponsor of

United States Commodity Index Funds Trust

We have audited the internal control over financial reporting of the United States Commodity Index Funds Trust (the “Trust”), the United States Commodity Index Fund, the United States Copper Index Fund and the United States Agriculture Index Fund (collectively, the “Series”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s and the Series’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s and the Series’ internal control over financial reporting based on our audit.

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

In our opinion, the Trust and the Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2016, of the Trust and the Series and our report dated March 10, 2017 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 10, 2017

Report of Independent Registered Public Accounting Firm

To the Sponsor of

United States Commodity Index Funds Trust

We have audited the accompanying statements of financial condition of the United States Commodity Index Funds Trust (the “Trust”), the United States Commodity Index Fund, the United States Copper Index Fund and the United States Agriculture Index Fund (collectively, the “Series”), in total and for the Series as of December 31, 2016 and 2015, including the schedule of investments as of December 31, 2016 and 2015, and the related statements of operations, changes in capital and changes in shares outstanding and cash flows for the years ended December 31, 2016, 2015 and 2014. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the United States Commodity Index Funds Trust, the United States Commodity Index Fund, the United States Copper Index Fund and the United States Agriculture Index Fund as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Trust’s and the Series’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2017 expressed an unqualified opinion on the Trust’s and the Series’ internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 10, 2017

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2016 and 2015

United States Commodity Index Fund

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$601,266,026	$474,315,271
Equity in trading accounts:
Cash and cash equivalents	40,050,520	55,991,723
Unrealized gain (loss) on open commodity futures contracts	2,055,460	(8,582,227)
Interest receivable	1,261	1,261
Directors' fees and insurance receivable	–	6,190
ETF transaction fees receivable	350	–

Total assets	$643,373,617	$521,732,218

Liabilities and Capital
Payable for shares redeemed	$6,015,383	$–
Management fees payable (Note 4)	445,163	359,544
Professional fees payable	560,068	693,889
Brokerage commissions payable	54,015	42,815
Directors' fees and insurance payable	6,164	–

Total liabilities	7,080,793	1,096,248

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	636,292,824	520,635,970
Total Capital	636,292,824	520,635,970

Total liabilities and capital	$643,373,617	$521,732,218

Shares outstanding	15,900,000	12,850,000
Net asset value per share	$40.02	$40.52
Market value per share	$40.00	$40.47

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2016 and 2015

United States Copper Index Fund

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$5,387,655	$1,871,256
Equity in trading accounts:
Cash and cash equivalents	253,165	433,440
Unrealized gain (loss) on open commodity futures contracts	88,575	(180,625)
Receivable from Sponsor (Note 4)	75,640	59,601
Directors' fees and insurance receivable	–	32

Total assets	$5,805,035	$2,183,704

Liabilities and Capital
Management fees payable (Note 4)	$3,038	$1,156
Professional fees payable	77,296	47,158
Directors' fees and insurance payable	47	–

Total liabilities	80,381	48,314

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	5,724,654	2,135,390
Total Capital	5,724,654	2,135,390

Total liabilities and capital	$5,805,035	$2,183,704

Shares outstanding	350,000	150,000
Net asset value per share	$16.36	$14.24
Market value per share	$16.35	$14.27

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2016 and 2015

United States Agriculture Index Fund

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,781,515	$1,820,742
Equity in trading accounts:
Cash and cash equivalents	208,306	139,467
Unrealized gain (loss) on open commodity futures contracts	(89,700)	6,157
Receivable from Sponsor (Note 4)	72,173	56,324
Interest receivable	–	46

Total assets	$1,972,294	$2,022,736

Liabilities and Capital
Management fees payable (Note 4)	$2,129	$2,171
Professional fees payable	69,395	40,981
Directors' fees and insurance payable	15	64

Total liabilities	71,539	43,216

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	1,900,755	1,979,520
Total Capital	1,900,755	1,979,520

Total liabilities and capital	$1,972,294	$2,022,736

Shares outstanding	100,000	100,000
Net asset value per share	$19.01	$19.80
Market value per share	$18.07	$19.39

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2016 and 2015

United States Commodity Index Funds Trust

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 6)	$608,435,196	$478,007,269
Equity in trading accounts:
Cash and cash equivalents	40,511,991	56,564,630
Unrealized gain (loss) on open commodity futures contracts	2,054,335	(8,756,695)
Receivable from Sponsor (Note 4)	147,813	115,925
Interest receivable	1,261	1,307
Directors' fees and insurance receivable	–	6,222
ETF transaction fees receivable	350	–

Total assets	$651,150,946	$525,938,658

Liabilities and Capital
Payable for shares redeemed	$6,015,383	$–
Management fees payable (Note 4)	450,330	362,871
Professional fees payable	706,759	782,028
Brokerage commissions payable	54,015	42,815
Directors' fees and insurance payable	6,226	64

Total liabilities	7,232,713	1,187,778

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	643,918,233	524,750,880
Total Capital	643,918,233	524,750,880

Total liabilities and capital	$651,150,946	$525,938,658

Shares outstanding	16,350,000	13,100,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2016

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Aluminum Futures LA January 2017 contracts, expiring January 2017	1,106	$(1,172,206)	(0.19)
LME Tin Futures LT January 2017 contracts, expiring January 2017	611	12,573,896	1.98
LME Aluminum Futures LA February 2017 contracts, expiring February 2017	1,067	(80,638)	(0.01)
LME Tin Futures LT February 2017 contracts, expiring February 2017	434	305,433	0.05
ICE-US Cocoa Futures CC March 2017 contracts, expiring March 2017	2,030	(11,784,830)	(1.85)
LME Zinc Futures LX April 2017 contracts, expiring April 2017	883	5,474,631	0.86
ICE-US Sugar #11 Futures SB May 2017 contracts, expiring April 2017	2,216	(2,386,821)	(0.38)
LME Lead Futures LL May 2017 contracts, expiring May 2017	978	(769,450)	(0.12)
LME Nickel Futures LN July 2017 contracts, expiring July 2017	695	(5,868,193)	(0.92)
ICE Brent Crude Oil Futures CO December 2017 contracts, expiring October 2017	777	90,120	0.01
ICE-US Gas Oil Futures QS December 2017 contracts, expiring December 2017	869	(6,850)	0.00 *
	11,666	(3,624,908)	(0.57)
United States Contracts
CBOT Soybean Oil Futures BO March 2017 contracts, expiring March 2017	2,138	1,593,960	0.25
COMEX Copper Futures HG March 2017 contracts, expiring March 2017	722	(2,564,963)	(0.40)
CME Feeder Cattle Futures FC March 2017 contracts, expiring March 2017	721	569,113	0.09
COMEX Gold Futures GC April 2017 contracts, expiring April 2017	398	127,560	0.02
NYMEX Natural Gas Futures NG October 2017 contracts, expiring September 2017	1,283	5,532,650	0.87
NYMEX WTI Crude Oil Futures CL December 2017 contracts, expiring November 2017	798	33,140	0.00 *
NYMEX Heating Oil Futures HO December 2017 contracts, expiring November 2017	605	130,242	0.02
	6,665	5,421,702	0.85
Open Futures Contracts - Short**
Foreign Contracts
LME Aluminum Futures LA January 2017 contracts, expiring January 2017	1,106	65,634	0.01
LME Tin Futures LT January 2017 contracts, expiring January 2017	611	(1,864,792)	(0.29)
LME Zinc Futures LX April 2017 contracts, expiring April 2017	180	421,463	0.07
LME Lead Futures LL May 2017 contracts, expiring May 2017	978	1,281,082	0.20
LME Nickel Futures LN July 2017 contracts, expiring July 2017	695	355,279	0.05
	3,570	258,666	0.04
Total Open Futures Contracts***	21,901	$2,055,460	0.32

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.34%, 1/05/2017	$40,000,000	$39,998,489	6.29
0.38%, 1/12/2017	30,000,000	29,996,517	4.72
0.43%, 1/19/2017	20,000,000	19,995,750	3.14
0.36%, 1/26/2017	20,000,000	19,995,000	3.14
0.45%, 2/16/2017	20,000,000	19,988,500	3.14
0.45%, 3/02/2017	20,000,000	19,985,000	3.14
0.47%, 3/09/2017	20,000,000	19,982,505	3.14
0.43%, 3/30/2017	20,000,000	19,978,978	3.14
0.47%, 4/13/2017	20,000,000	19,973,367	3.14
0.46%, 4/20/2017	20,000,000	19,972,447	3.14
0.47%, 4/27/2017	35,000,000	34,947,558	5.49
0.49%, 5/04/2017	35,000,000	34,941,105	5.49
0.55%, 5/11/2017	25,000,000	24,950,799	3.92
0.60%, 5/18/2017	30,000,000	29,932,071	4.70
0.61%, 5/25/2017	30,000,000	29,927,100	4.70
0.60%, 6/01/2017	10,000,000	9,975,043	1.57
0.62%, 6/08/2017	40,000,000	39,892,033	6.27
0.65%, 6/15/2017	40,000,000	39,881,750	6.27
0.64%, 6/22/2017	30,000,000	29,908,266	4.70
0.60%, 6/29/2017	10,000,000	9,970,167	1.57
Total Cash Equivalents		$514,192,445	80.81

*	Represents less than 0.005%.
**	All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).
***	Collateral amounted to $40,050,520 on open futures contracts.

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

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2016

United States Copper Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2017 contracts, expiring March 2017	46	$276,338	4.83
COMEX Copper Futures HG May 2017 contracts, expiring May 2017	46	(187,763)	(3.28)
Total Open Futures Contracts*	92	$88,575	1.55

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.34%, 1/05/2017	$250,000	$249,990	4.37
0.44%, 1/26/2017	150,000	149,955	2.62
0.46%, 2/16/2017	150,000	149,913	2.62
0.48%, 3/09/2017	150,000	149,866	2.62
0.46%, 4/06/2017	250,000	249,700	4.36
0.47%, 4/13/2017	250,000	249,667	4.36
0.46%, 4/20/2017	250,000	249,656	4.36
0.47%, 4/27/2017	400,000	399,401	6.98
0.49%, 5/04/2017	350,000	349,411	6.10
0.55%, 5/11/2017	300,000	299,410	5.23
0.60%, 5/18/2017	350,000	349,207	6.10
0.60%, 6/01/2017	200,000	199,501	3.48
0.62%, 6/08/2017	500,000	498,650	8.71
0.65%, 6/15/2017	500,000	498,522	8.71
0.64%, 6/22/2017	500,000	498,471	8.71
Total Cash Equivalents		$4,541,320	79.33

*	Collateral amounted to $253,165 on open futures contracts.

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

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2016

United States Agriculture Index Fund

		Unrealized Gain
		(Loss)
		on Open
	Number of Contracts	Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Cotton #2 Futures CT March 2017 contracts, expiring March 2017	4	$915	0.05
ICE-Canola Futures RS March 2017 contracts, expiring March 2017	3	63	0.00 *
ICE-US Cocoa Futures CC March 2017 contracts, expiring March 2017	7	(33,980)	(1.79)
ICE-US Sugar #11 Futures SB May 2017 contracts, expiring April 2017	11	(14,090)	(0.74)
ICE-US Coffee-C Futures KC July 2017 contracts, expiring July 2017	4	(43,350)	(2.28)
	29	(90,442)	(4.76)
United States Contracts
CBOT Soybean Oil Futures BO March 2017 contracts, expiring March 2017	4	3,300	0.17
CBOT Wheat Futures W March 2017 contracts, expiring March 2017	6	(11,988)	(0.63)
CME Feeder Cattle Futures FC March 2017 contracts, expiring March 2017	2	1,038	0.06
CME Lean Hogs Futures LH April 2017 contracts, expiring April 2017	3	6,790	0.36
CME Live Cattle Futures LC April 2017 contracts, expiring April 2017	3	4,510	0.24
KCBT Hard Red Winter Wheat Futures KW May 2017 contracts, expiring May 2017	2	(300)	(0.02)
CBOT Soybean Meal Futures SM July 2017 contracts, expiring July 2017	5	(2,270)	(0.12)
CBOT Soybean Futures S November 2017 contracts, expiring November 2017	4	1,412	0.07
CBOT Corn Futures C December 2017 contracts, expiring December 2017	10	(1,750)	(0.09)
	39	742	0.04
Total Open Futures Contracts*	68	$(89,700)	(4.72)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.34%, 1/05/2017	$250,000	$249,991	13.15
0.45%, 2/16/2017	250,000	249,856	13.15
0.49%, 5/04/2017	400,000	399,327	21.01
0.60%, 5/18/2017	250,000	249,434	13.12
0.64%, 6/22/2017	250,000	249,235	13.11
Total Cash Equivalents		$1,397,843	73.54

*	Represents less than 0.005%.
**	Collateral amounted to $208,306 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2015

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Cotton #2 Futures CT March 2016 contracts, expiring March 2016	5	$2,170	0.11
ICE-Canola Futures RS March 2016 contracts, expiring March 2016	3	279	0.01
ICE-US Sugar #11 Futures SB May 2016 contracts, expiring April 2016	15	42,347	2.14
ICE-US Cocoa Futures CC July 2016 contracts, expiring July 2016	5	(220)	(0.01)
ICE-US Coffee-C Futures KC July 2016 contracts, expiring July 2016	3	3,694	0.19
	31	48,270	2.44
United States Contracts
CME Lean Hogs Futures LH February 2016 contracts, expiring February 2016	3	2,453	0.12
CME Live Cattle Futures LC February 2016 contracts, expiring February 2016	3	(1,740)	(0.09)
CBOT Soybean Futures S March 2016 contracts, expiring March 2016	7	(8,138)	(0.41)
CBOT Soybean Meal Futures SM March 2016 contracts, expiring March 2016	3	(6,310)	(0.32)
CBOT Wheat Futures W March 2016 contracts, expiring March 2016	5	(10,725)	(0.54)
CME Feeder Cattle Futures LC March 2016 contracts, expiring March 2016	1	2,788	0.14
KCBT Hard Red Winter Wheat Futures KW May 2016 contracts, expiring May 2016	2	(3,875)	(0.20)
CBOT Soybean Oil Futures BO July 2016, expiring July 2016	5	1,284	0.07
CBOT Corn Futures C September 2016 contracts, expiring September 2016	15	(17,850)	(0.90)
	44	(42,113)	(2.13)
Total Open Futures Contracts*	75	$6,157	0.31

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.20%, 4/28/2016	$250,000	$249,840	12.62
0.26%, 5/05/2016	250,000	249,775	12.62
0.46%, 6/23/2016	250,000	249,444	12.60
Total Cash Equivalents		$749,059	37.84

*	Collateral amounted to $139,467 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2016 , 2015 and 2014

United States Commodity Index Fund

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(22,063,913)	$(127,566,722)	$(85,846,605)
Change in unrealized gain (loss) on open positions	10,637,687	29,684,932	(49,056,906)
Realized gain (loss) on foreign currency transactions	–	–	6
Realized gain (loss) on short-term investments	–	3,645	–
Change in unrealized gain (loss) on foreign currency translations	–	–	(1)
Interest income	1,984,573	462,464	323,118
ETF transaction fees	17,500	15,050	23,400

Total income (loss)	(9,424,153)	(97,400,631)	(134,556,988)

Expenses
Management fees (Note 4)	4,810,916	4,513,975	5,887,414
Professional fees	553,904	948,893	594,787
Brokerage commissions	776,649	711,491	653,625
Directors' fees and insurance	74,029	113,376	144,809
Registration fees	–	–	850

Total expenses	6,215,498	6,287,735	7,281,485

Net income (loss)	$(15,639,651)	$(103,688,366)	$(141,838,473)
Net income (loss) per share	$(0.50)	$(7.72)	$(7.82)
Net income (loss) per weighted average share	$(1.07)	$(8.16)	$(11.42)
Weighted average shares outstanding	14,559,973	12,705,890	12,419,041

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2016 , 2015 and 2014

United States Copper Index Fund

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(19,600)	$(639,262)	$(54,825)
Change in unrealized gain (loss) on open positions	269,200	16,900	(327,688)
Realized gain (loss) on short-term investments	–	17	–
Interest income	9,625	1,408	1,455
ETF transaction fees	1,400	700	1,750

Total income (loss)	260,625	(620,237)	(379,308)

Expenses
Management fees (Note 4)	19,170	12,760	20,483
Professional fees	78,043	61,175	65,914
Brokerage commissions	1,628	947	1,896
Directors' fees and insurance	392	418	658

Total expenses	99,233	75,300	88,951

Expense waiver (Note 4)	(75,640)	(59,601)	(62,989)

Net expenses	23,593	15,699	25,962

Net income (loss)	$237,032	$(635,936)	$(405,270)
Net income (loss) per share	$2.12	$(4.86)	$(3.82)
Net income (loss) per weighted average share	$1.18	$(5.39)	$(2.69)
Weighted average shares outstanding	200,546	118,082	150,411

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2016 , 2015 and 2014

United States Agriculture Index Fund

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$26,386	$(373,442)	$60,213
Change in unrealized gain (loss) on open positions	(95,857)	72,733	(22,043)
Realized gain (loss) on foreign currency transactions	(113)	18	(129)
Change in unrealized gain (loss) on foreign currency translations	504	(1,120)	15
Interest income	6,205	1,466	1,176

Total income (loss)	(62,875)	(300,345)	39,232

Expenses
Management fees (Note 4)	12,901	13,599	17,092
Professional fees	72,711	55,955	48,227
Brokerage commissions	2,150	3,116	2,020
Directors' fees and insurance	301	385	569

Total expenses	88,063	73,055	67,908

Expense waiver (Note 4)	(72,173)	(56,318)	(46,339)

Net expenses	15,890	16,737	21,569

Net income (loss)	$(78,765)	$(317,082)	$17,663
Net income (loss) per share	$(0.79)	$(3.17)	$0.18
Net income (loss) per weighted average share	$(0.79)	$(3.17)	$0.18
Weighted average shares outstanding	100,000	100,000	100,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2016 , 2015 and 2014

United States Commodity Index Funds Trust

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(22,057,127)	$(128,761,842)	$(85,949,027)
Change in unrealized gain (loss) on open positions	10,811,030	29,911,129	(49,496,908)
Realized gain (loss) on foreign currency transactions	(113)	18	(123)
Realized gain (loss) on short-term investments	–	3,812	–
Change in unrealized gain (loss) on foreign currency translations	504	(1,120)	14
Interest income	2,000,403	465,496	326,764
ETF transaction fees	18,900	16,100	25,150

Total income (loss)	(9,226,403)	(98,366,407)	(135,094,130)

Expenses
Management fees (Note 4)	4,842,987	4,542,429	5,939,763
Professional fees	704,658	1,075,066	756,301
Brokerage commissions	780,427	715,863	658,367
Directors' fees and insurance	74,722	114,250	146,584
Registration fees	–	–	850

Total expenses	6,402,794	6,447,608	7,501,865

Expense waiver (Note 4)	(147,813)	(124,812)	(154,313)

Net expenses	6,254,981	6,322,796	7,347,552

Net income (loss)	$(15,481,384)	$(104,689,203)	$(142,441,682)

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2016, 2015 and 2014

United States Commodity Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2013	$–	$512,945,022	$512,945,022
Additions	–	439,876,572	439,876,572
Redemptions	–	(101,862,281)	(101,862,281)
Net income (loss)	–	(141,838,473)	(141,838,473)
Balances, at December 31, 2014	–	709,120,840	709,120,840
Additions	–	155,622,096	155,622,096
Redemptions	–	(240,418,600)	(240,418,600)
Net income (loss)	–	(103,688,366)	(103,688,366)
Balances, at December 31, 2015	–	520,635,970	520,635,970
Additions	–	207,139,996	207,139,996
Redemptions	–	(75,843,491)	(75,843,491)
Net income (loss)	–	(15,639,651)	(15,639,651)
Balances, at December 31, 2016	$–	$636,292,824	$636,292,824

Statements of Changes in Shares Outstanding

For the years ended December 31, 2016 , 2015 and 2014

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2013	–	9,150,000	9,150,000
Additions	–	7,500,000	7,500,000
Redemptions	–	(1,950,000)	(1,950,000)
Shares Outstanding, at December 31, 2014	–	14,700,000	14,700,000
Additions	–	3,500,000	3,500,000
Redemptions	–	(5,350,000)	(5,350,000)
Shares Outstanding, at December 31, 2015	–	12,850,000	12,850,000
Additions	–	4,900,000	4,900,000
Redemptions	–	(1,850,000)	(1,850,000)
Shares Outstanding, at December 31, 2016	–	15,900,000	15,900,000

Net Asset Value Per Share:
At December 31, 2013			$56.06
At December 31, 2014			$48.24
At December 31, 2015			$40.52
At December 31, 2016			$40.02

See accompanying notes to financial statements.

For the years ended December 31, 2016, 2015 and 2014

United States Copper Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2013	$–	$2,292,199	$2,292,199
Additions	–	3,118,249	3,118,249
Redemptions	–	(2,139,551)	(2,139,551)
Net income (loss)	–	(405,270)	(405,270)
Balances, at December 31, 2014	–	2,865,627	2,865,627
Additions	–	799,533	799,533
Redemptions	–	(893,834)	(893,834)
Net income (loss)	–	(635,936)	(635,936)
Balances, at December 31, 2015	–	2,135,390	2,135,390
Additions	–	3,352,232	3,352,232
Redemptions	–	–	–
Net income (loss)	–	237,032	237,032
Balances, at December 31, 2016	$–	$5,724,654	$5,724,654

Statements of Changes in Shares Outstanding

For the years ended December 31, 2016, 2015 and 2014

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2013	–	100,000	100,000
Additions	–	150,000	150,000
Redemptions	–	(100,000)	(100,000)
Shares Outstanding, at December 31, 2014	–	150,000	150,000
Additions	–	50,000	50,000
Redemptions	–	(50,000)	(50,000)
Shares Outstanding, at December 31, 2015	–	150,000	150,000
Additions	–	200,000	200,000
Redemptions	–	–	–
Shares Outstanding, at December 31, 2016	–	350,000	350,000

Net Asset Value Per Share:
At December 31, 2013			$22.92
At December 31, 2014			$19.10
At December 31, 2015			$14.24
At December 31, 2016			$16.36

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Statements of Changes in Capital

For the years ended December 31, 2016, 2015 and 2014

United States Agriculture Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2013	$–	$2,278,939	$2,278,939
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	17,663	17,663
Balances, at December 31, 2014	–	2,296,602	2,296,602
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	(317,082)	(317,082)
Balances, at December 31, 2015	–	1,979,520	1,979,520
Additions	–	–	–
Redemptions	–	–	–
Net income (loss)	–	(78,765)	(78,765)
Balances, at December 31, 2016	$–	$1,900,755	$1,900,755

Statements of Changes in Shares Outstanding

For the years ended December 31, 2016 , 2015 and 2014

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2013	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–
Shares Outstanding, at December 31, 2014	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–
Shares Outstanding, at December 31, 2015	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–
Shares Outstanding, at December 31, 2016	–	100,000	100,000

Net Asset Value Per Share:
At December 31, 2013			$22.79
At December 31, 2014			$22.97
At December 31, 2015			$19.80
At December 31, 2016			$19.01

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2016 , 2015 and 2014

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total
Balances, at December 31, 2013	$–	$519,713,382	$519,713,382
Additions	–	442,994,821	442,994,821
Redemptions	–	(104,001,832)	(104,001,832)
Net income (loss)	–	(142,441,682)	(142,441,682)
Balances, at December 31, 2014	–	716,264,689	716,264,689
Additions	–	156,421,629	156,421,629
Redemptions	–	(243,246,235)	(243,246,235)
Net income (loss)	–	(104,689,203)	(104,689,203)
Balances, at December 31, 2015	–	524,750,880	524,750,880
Additions	–	210,492,228	210,492,228
Redemptions	–	(75,843,491)	(75,843,491)
Net income (loss)	–	(15,481,384)	(15,481,384)
Balances, at December 31, 2016	$–	$643,918,233	$643,918,233

Statements of Changes in Shares Outstanding

For the years ended December 31, 2016 , 2015 and 2014

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2013	–	9,450,000	9,450,000
Additions	–	7,650,000	7,650,000
Redemptions	–	(2,050,000)	(2,050,000)
Shares Outstanding, at December 31, 2014	–	15,050,000	15,050,000
Additions	–	3,550,000	3,550,000
Redemptions	–	(5,500,000)	(5,500,000)
Shares Outstanding, at December 31, 2015	–	13,100,000	13,100,000
Additions	–	5,100,000	5,100,000
Redemptions	–	(1,850,000)	(1,850,000)
Shares Outstanding, at December 31, 2016	–	16,350,000	16,350,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2016 , 2015 and 2014

United States Commodity Index Fund

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(15,639,651)	$(103,688,366)	$(141,838,473)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	15,941,203	24,230,603	(59,905,773)
Unrealized (gain) loss on open futures contracts	(10,637,687)	(29,684,932)	49,056,906
(Increase) decrease in directors' fees and insurance receivable	6,190	(6,190)	–
(Increase) decrease in ETF transaction fees receivable	(350)	1,050	(700)
Increase (decrease) in management fees payable	85,619	(172,237)	128,287
Increase (decrease) in professional fees payable	(133,821)	199,184	151,042
Increase (decrease) in brokerage commissions payable	11,200	–	20,000
Increase (decrease) in directors' fees and insurance payable	6,164	(15,638)	7,439
Increase (decrease) in registration fees payable	–	–	(152)
Net cash provided by (used in) operating activities	(10,361,133)	(109,136,526)	(152,381,424)

Cash Flows from Financing Activities:
Addition of shares	207,139,996	155,622,096	448,368,483
Redemption of shares	(69,828,108)	(284,155,249)	(58,125,632)
Net cash provided by (used in) financing activities	137,311,888	(128,533,153)	390,242,851

Net Increase (Decrease) in Cash and Cash Equivalents	126,950,755	(237,669,679)	237,861,427

Cash and Cash Equivalents, beginning of year	474,315,271	711,984,950	474,123,523
Cash and Cash Equivalents, end of year	$601,266,026	$474,315,271	$711,984,950

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2016 , 2015 and 2014

United States Copper Index Fund

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$237,032	$(635,936)	$(405,270)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	180,275	(96,292)	(211,188)
Unrealized (gain) loss on open futures contracts	(269,200)	(16,900)	327,688
(Increase) decrease in receivable from Sponsor	(16,039)	(16,771)	38,959
(Increase) decrease in interest receivable	–	25	–
(Increase) decrease in directors' fees and insurance receivable	32	(32)	–
Increase (decrease) in management fees payable	1,882	(456)	383
Increase (decrease) in professional fees payable	30,138	2,581	(40,651)
Increase (decrease) in directors' fees and insurance payable	47	(35)	19
Net cash provided by (used in) operating activities	164,167	(763,816)	(290,060)

Cash Flows from Financing Activities:
Addition of shares	3,352,232	799,533	3,118,249
Redemption of shares	–	(893,834)	(2,139,551)
Net cash provided by (used in) financing activities	3,352,232	(94,301)	978,698

Net Increase (Decrease) in Cash and Cash Equivalents	3,516,399	(858,117)	688,638

Cash and Cash Equivalents, beginning of year	1,871,256	2,729,373	2,040,735
Cash and Cash Equivalents, end of year	$5,387,655	$1,871,256	$2,729,373

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2016 , 2015 and 2014

United States Agriculture Index Fund

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(78,765)	$(317,082)	$17,663
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(68,839)	83,359	7,255
Unrealized (gain) loss on open futures contracts	95,857	(72,733)	22,043
(Increase) decrease in receivable from Sponsor	(15,849)	(17,185)	42,633
(Increase) decrease in interest receivable	46	–	–
Increase (decrease) in management fees payable	(42)	877	(276)
Increase (decrease) in professional fees payable	28,414	1,131	(45,500)
Increase (decrease) in directors' fees and insurance payable	(49)	(40)	52
Net cash provided by (used in) operating activities	(39,227)	(321,673)	43,870

Cash Flows from Financing Activities:
Addition of shares	–	–	–
Redemption of shares	–	–	–
Net cash provided by (used in) financing activities	–	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	(39,227)	(321,673)	43,870

Cash and Cash Equivalents, beginning of year	1,820,742	2,142,415	2,098,545
Cash and Cash Equivalents, end of year	$1,781,515	$1,820,742	$2,142,415

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2016 , 2015 and 2014

United States Commodity Index Funds Trust

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(15,481,384)	$(104,689,203)	$(142,441,682)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	16,052,639	24,535,826	(60,098,264)
Unrealized (gain) loss on open futures contracts	(10,811,030)	(29,911,129)	49,496,908
(Increase) decrease in receivable from Sponsor	(31,888)	3,829	125,972
(Increase) decrease in interest receivable	46	36	–
(Increase) decrease in directors' fees and insurance receivable	6,222	(6,222)	–
(Increase) decrease in ETF transaction fees receivable	(350)	1,050	(700)
Increase (decrease) in management fees payable	87,459	(172,944)	128,225
Increase (decrease) in professional fees payable	(75,269)	163,900	18,255
Increase (decrease) in brokerage commissions payable	11,200	–	20,000
Increase (decrease) in directors' fees and insurance payable	6,162	(15,792)	7,553
Increase (decrease) in registration fees payable	–	–	(152)
Net cash provided by (used in) operating activities	(10,236,193)	(110,090,649)	(152,743,885)

Cash Flows from Financing Activities:
Addition of shares	210,492,228	156,421,629	451,486,732
Redemption of shares	(69,828,108)	(286,982,884)	(60,265,183)
Net cash provided by (used in) financing activities	140,664,120	(130,561,255)	391,221,549

Net Increase (Decrease) in Cash and Cash Equivalents	130,427,927	(240,651,904)	238,477,664

Cash and Cash Equivalents, beginning of year	478,007,269	718,659,173	480,181,509
Cash and Cash Equivalents, end of year	$608,435,196	$478,007,269	$718,659,173

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years ended December 31, 2016, 2015 and 2014

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware Statutory Trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, and the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012. USCF as the sponsor of the Trust and its series the United States Metals Index Fund (“USMI”), terminated USMI effective March 18, 2015 and USMI was also delisted from NYSE Arca. On March 24, 2015, USMI liquidated all its assets and distributed cash pro rata to all remaining shareholders as of such date.

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

In connection with the Third Amended and Restated Declaration of Trust, dated March 22, 2013, a new series of the Trust was designated on June 1, 2016, the USCF Canadian Crude Oil Index Fund (“UCCO”). UCCO is currently in registration and has not commenced operations as of the filing of this annual report on Form 10-K.

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

All funds listed previously, other than UCCO, are referred to collectively herein as the “Related Public Funds.” In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware Statutory Trust, and each of its series, the REX S&P MLP Fund, the REX S&P MLP Inverse Fund, the United States 3X Oil Fund and the United States 3X Short Oil Fund, all of which are funds that are currently in registration and have not commenced operations.  The funds that are series of the USCF Funds Trust (the “REX Funds”) are not included in the Related Public Funds.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. Each Trust Series is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2016 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2016, USCF held 5 shares of USCI, 40 shares of CPER and 5 shares of USAG.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

In connection with the Third Amended and Restated Declaration of Trust, dated March 22, 2013, a new series of the Trust was designated on June 1, 2016, the USCF Canadian Crude Oil Index Fund (“UCCO”). UCCO has not commenced operations as of the filing of this annual report on Form 10-K.

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2016, USCI held 2,686 Futures Contracts on the NYMEX, 5,892 Futures Contracts on the ICE Futures, 2,138 Futures Contracts on the CBOT, 721 Futures Contracts on the CME, 9,344 Futures Contracts on the LME and 1,120 Futures Contracts on the COMEX, totaling 21,901 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of December 31, 2016, CPER held 92 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of December 31, 2016, USAG held 29 Futures Contracts on the ICE Futures, 29 Futures Contracts on the CBOT, 8 Futures Contracts on the CME and 2 Futures Contract on the KCBT, totaling 68 futures contracts.

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

NOTE 4 - FEES PAID BY EACH TRUST SERIES AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. For these services, each of USCI, CPER and USAG is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for both CPER and USAG, respectively.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the years ended December 31, 2016 and 2015, none of the Trust Series incurred any registration fees or other offering expenses. During the year ended December 31, 2014, USCI incurred $850 in registration fees or other offering expenses. CPER and USAG did not incur any registration fees or other offering expenses during the year ended December 31, 2014.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2016 amounted to a total of $582,050 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2016 was $74,029, CPER’s portion of such fees and expenses for the year ended December 31, 2016 was $392. USAG’s portion of such fees and expenses for the year ended December 31, 2016 was $301. For the year ended December 31, 2015, these fees and expenses were $569,303 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2015 was $113,376, CPER’s portion of such fees and expenses for the year ended December 31, 2015 was $418, USAG’s portion of such fees and expenses for the year ended December 31, 2015 was $385.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs amounted to a total of $550,000 for the year ended December 31, 2016 for USCI, $60,000 for the year ended December 31, 2016 for CPER and $50,000 for the year ended December 31, 2016 for USAG. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. In addition, USCF pays certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2016, USCF waived $75,640 in expenses for CPER and $72,173 for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

USCI

	For the Year ended December 31, 2016	For the Year ended December 31, 2015	For the Year ended December 31, 2014
Total commissions accrued to brokers	$776,649	$711,491	$653,625
Total commissions as an annualized percentage of net assets	0.13%	0.13%	0.09%
Commissions accrued as a result of rebalancing	$752,519	$675,051	$614,322
Percentage of commissions accrued as a result of rebalancing	96.89%	94.88%	93.99%
Commissions accrued as a result of creation and redemption activity	$24,130	$36,440	$39,303
Percentage of commissions accrued as a result of creation and redemption activity	3.11%	5.12%	6.01%

The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily a result of increased brokerage fees due to a higher number of contracts held and traded, and for the year ended December 31, 2015, compared to the year ended December 31, 2014, the increase in USCI’s total commissions accrued to brokers was primarily a result of increased brokerage fees due to a higher number of contracts held and traded, a higher level of create activity, and transition trades due to change of FCM. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

CPER

	For the Year ended December 31, 2016	For the Year ended December 31, 2015	For the Year ended December 31, 2014
Total commissions accrued to brokers	$1,628	$947	$1,896
Total commissions as an annualized percentage of net assets	0.06%	0.05%	0.06%
Commissions accrued as a result of rebalancing	$1,455	$588	$1,382
Percentage of commissions accrued as a result of rebalancing	89.37%	62.09%	72.89%
Commissions accrued as a result of creation and redemption activity	$173	$359	$514
Percentage of commissions accrued as a result of creation and redemption activity	10.63%	37.91%	27.11%

The increase in CPER’s total commissions accrued to brokers for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily a result of increased brokerage fees due to a higher number of contracts held and traded as well as net creates; and for the year ended December 31, 2015, compared to the year ended December 31, 2014, the decrease in CPER’s total commissions accrued to brokers was primarily a result of decreased brokerage fees due to a lower number of contracts held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USAG

	For the Year ended December 31, 2016	For the Year ended December 31, 2015	For the Year ended December 31, 2014
Total commissions accrued to brokers	$2,150	$3,116	$2,020
Total commissions as an annualized percentage of net assets	0.11%	0.15%	0.08%
Commissions accrued as a result of rebalancing	$2,150	$3,116	$2,020
Percentage of commissions accrued as a result of rebalancing	100%	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

USAG’s total commissions accrued to brokers for the year ended December 31, 2016, compared to the year ended December 31, 2015, was lower primarily as a result of decreased brokerage fees due to a lower number of contracts held and traded; and for the year ended December 31, 2015, compared to the year ended December 31, 2014, was higher primarily as a result of increased brokerage fees due to a higher number of contracts held and traded.

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

USCF is also party to an Amended Licensing Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven sub-licensed to each Trust Series the use of certain names and marks, including the Applicable Index for each Trust Series for which SummerHaven has a sub-license from SHIM, the owner of each Applicable Index. Under the Licensing Agreement, USCF paid SummerHaven an annual fee of $15,000 per each Trust Series for the year ended December 31, 2016, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through December 31, 2016. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2016 and December 31, 2015, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of December 31, 2016 and December 31, 2015, USCI held cash deposits and investments in Treasuries in the amounts of $641,316,546 and $530,306,994, respectively, with the custodian and FCM. As of December 31, 2016 and December 31, 2015, CPER held cash deposits and investments in Treasuries in the amounts of $5,640,820 and $2,304,696, respectively, with the custodian and FCM. As of December 31, 2016 and December 31, 2015, USAG held cash deposits and investments in Treasuries in the amounts of $1,989,821 and $1,960,209, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the years ended December 31, 2016, 2015 and 2014 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Per Share Operating Performance:
Net asset value, beginning of year	$40.52	$48.24	$56.06
Total income (loss)	(0.07)	(7.23)	(7.23)
Net expenses	(0.43)	(0.49)	(0.59)
Net increase (decrease) in net asset value	(0.50)	(7.72)	(7.82)
Net asset value, end of year	$40.02	$40.52	$48.24
Total Return	(1.23)%	(16.00)%	(13.95)%
Ratios to Average Net Assets
Total income (loss)	(1.57)%	(17.26)%	(19.17)%
Management fees	0.80%*	0.80%**	0.84%**
Total expenses excluding management fees	0.23%	0.31%	0.20%
Expenses waived	— %*	— %**	— %**
Net expenses excluding management fees	0.23%	0.31%	0.20%
Net income (loss)	(2.60)%	(18.38)%	(20.20)%

*	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
**	From May 1, 2014 through December 31, 2016, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI.

CPER

	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
Per Share Operating Performance:
Net asset value, beginning of year	$14.24		$19.10		$22.92
Total income (loss)	2.24		(4.73)		(3.65)
Net expenses	(0.12)		(0.13)		(0.17)
Net increase (decrease) in net asset value	2.12		(4.86)		(3.82)
Net asset value, end of year	$16.36		$14.24		$19.10
Total Return	14.89%		(25.45)%		(16.67)%
Ratios to Average Net Assets
Total income (loss)	8.84%		(31.59)%		(12.04)%
Management fees	0.65	%*	0.65	%**	0.65	%**
Total expenses excluding management fees	2.71%		3.19	%†	2.17%
Expenses waived	(2.56	)%* †	(3.04	)%**†	(2.00	)%**
Net expenses excluding management fees	0.15%		0.15	%†	0.17%
Net income (loss)	8.04%		(32.39)%		(12.86)%

*	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.
**	From May 1, 2014 through December 31, 2016, USCF contractually lowered the management fee to 0.65% per annum of average daily total net assets for CPER.
†	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

USAG

	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
Per Share Operating Performance:
Net asset value, beginning of year	$19.80		$22.97		$22.79
Total income (loss)	(0.63)		(3.00)		0.40
Net expenses	(0.16)		(0.17)		(0.22)
Net increase (decrease) in net asset value	(0.79)		(3.17)		0.18
Net asset value, end of year	$19.01		$19.80		$22.97
Total Return	(3.99)%		(13.80)%		0.79%
Ratios to Average Net Assets
Total income (loss)	(3.17)%		(14.36)%		1.61%
Management fees	0.65	%*	0.65	%**	0.70	%**
Total expenses excluding management fees	3.79%		2.84	%†	2.08	%†
Expenses waived	(3.64	)%* †	(2.69	)%**†	(1.90	)%** †
Net expenses excluding management fees	0.15%		0.15	%†	0.18	%†
Net income (loss)	(3.97)%		(15.16)%		0.72%

*	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG.
**	From May 1, 2014 through December 31, 2016, USCF contractually lowered the management fee to 0.65% per annum of average daily total net assets for USAG.
†	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2016 and 2015.

USCI

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
Total Income (Loss)	$(731,412)	$37,071,255	$(23,532,292)	$(22,231,704)
Total Expenses	1,348,751	1,451,019	1,774,652	1,641,076
Net Income (Loss)	$(2,080,163)	$35,620,236	$(25,306,944)	$(23,872,780)
Net Income (Loss) per Share	$(0.11)	$2.66	$(1.57)	$(1.48)

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Total Income (Loss)	$(45,897,074)	$26,535,162	$(61,754,738)	$(16,283,981)
Total Expenses	1,799,596	1,531,178	1,518,805	1,438,156
Net Income (Loss)	$(47,696,670)	$25,003,984	$(63,273,543)	$(17,722,137)
Net Income (Loss) per Share	$(3.30)	$2.18	$(5.23)	$(1.37)

CPER

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
Total Income (Loss)	$14,977	$3,652	$9,405	$232,591
Total Expenses	20,562	23,415	27,792	27,464
Expense waivers	(16,334)	(17,699)	(22,051)	(19,556)
Net expenses	4,228	5,716	5,741	7,908
Net Income (Loss)	$10,749	$(2,064)	$3,664	$224,683
Net Income (Loss) per Share	$0.29	$(0.01)	$0.02	$1.82

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Total Income (Loss)	$(114,469)	$(85,649)	$(205,814)	$(214,305)
Total Expenses	14,647	20,497	19,747	20,409
Expense waivers	(10,824)	(16,779)	(16,046)	(15,952)
Net expenses	3,823	3,718	3,701	4,457
Net Income (Loss)	$(118,292)	$(89,367)	$(209,515)	$(218,762)
Net Income (Loss) per Share	$(0.56)	$(0.90)	$(1.95)	$(1.45)

USAG

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
Total Income (Loss)	$(11,112)	$172,101	$(204,613)	$(19,251)
Total Expenses	18,802	20,729	25,510	23,022
Expense waivers	(14,946)	(16,612)	(21,453)	(19,162)
Net expenses	3,856	4,117	4,057	3,860
Net Income (Loss)	$(14,968)	$167,984	$(208,670)	$(23,111)
Net Income (Loss) per Share	$(0.15)	$1.68	$(2.09)	$(0.23)

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Total Income (Loss)	$(204,458)	$153,029	$(207,130)	$(41,786)
Total Expenses	14,265	19,522	19,213	20,055
Expense waivers	(9,891)	(15,392)	(14,914)	(16,121)
Net expenses	4,374	4,130	4,299	3,934
Net Income (Loss)	$(208,832)	$148,899	$(211,429)	$(45,720)
Net Income (Loss) per Share	$(2.09)	$1.49	$(2.12)	$(0.45)

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

The following table summarizes the valuation of USCI’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$514,192,445	$514,192,445	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(3,366,242)	(3,366,242)	—	—
United States Contracts	5,421,702	5,421,702	—	—

During the year ended December 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$299,704,608	$299,704,608	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(4,020,212)	(4,020,212)	—	—
United States Contracts	(4,562,015)	(4,562,015)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$4,541,320	$4,541,320	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	88,575	88,575	—	—

During the year ended December 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$998,899	$998,899	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(180,625)	(180,625)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$1,397,843	$1,397,843	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(90,442)	(90,442)	—	—
United States Contracts	742	742	—	—

During the year ended December 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$749,059	$749,059	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	48,270	48,270	—	—
United States Contracts	(42,113)	(42,113)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$2,055,460	$(8,582,227)

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$88,575	$(180,625)

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$(89,700)	$6,157

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended December 31, 2016		For the year ended December 31, 2015		For the year ended December 31, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(22,063,913)		$(127,566,722)		$(85,846,605)
	Change in unrealized gain (loss) on open positions		$10,637,687		$29,684,932		$(49,056,906)

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended December 31, 2016		For the year ended December 31, 2015		For the year ended December 31, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(19,600)		$(639,262)		$(54,825)
	Change in unrealized gain (loss) on open positions		$269,200		$16,900		$(327,688)

The Effect of Derivative Instruments on the Statements of Operations of USAG

		For the year ended December 31, 2016		For the year ended December 31, 2015		For the year ended December 31, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$26,386		$(373,442)		$60,213
	Change in unrealized gain (loss) on open positions		$(95,857)		$72,733		$(22,043)

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

United States Commodity Funds LLC

____________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
United States Commodity Funds LLC

We have audited the accompanying statements of financial condition of United States Commodity Funds LLC (the “Company”) as of December 31, 2016 and 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Commodity Funds LLC as of December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ BPM LLP

San Francisco, California

February 24, 2017

F - 1

United States Commodity Funds LLC

Statements of Financial Condition

December 31, 2016 and 2015

____________

	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$5,941,128	$1,796,767
Short-term investments	1,041	966
Management fees receivable - related party	2,199,866	1,933,672
Prepaid income taxes	931,556	508,070
Other current assets	100,526	36,251

Total current assets	9,174,117	4,275,726

Deferred tax assets, net	1,085,720	1,162,919
Other assets	8,558	8,558

Total assets	$10,268,395	$5,447,203

LIABILITIES AND MEMBER'S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,695,149	$1,281,780
Dividend payable - related party	2,000,000	-
Expense waivers payable - related party	939,385	760,973

Total current liabilities	4,634,534	2,042,753

Commitments and contingencies (Note 5)

Member's equity	5,633,861	3,404,450

Total liabilities and member's equity	$10,268,395	$5,447,203

The accompanying notes are an integral
part of these statements of financial condition.

F - 2

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

1.	Business

In May 2005, United States Commodity Funds, LLC (“USCF” or the “Company”), a wholly-owned subsidiary of Wainwright Holdings Inc. (“Wainwright”), was formed as a single member limited liability company in the State of Delaware. On December 9, 2016, Wainwright was acquired by Concierge Technologies, Inc., (“Concierge”) a public company (“CNCG”) currently traded on the OTC Markets QB Exchange with majority ownership held by two shareholders who also are majority owners of Wainwright. CNCG will continue to operate USCF as an independent wholly-owned subsidiary of Wainwright. USCF will also maintain its current independent and management director structure. USCF is a registered commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”) and serves as the General Partner (“General Partner”) for various limited partnerships (“LP”) as noted below.

The Company’s operating activities consist primarily of providing management services to eleven public funds.

The Company is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds and Sponsor (“Sponsor”) for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”):

USCF as General Partner for the following Funds
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in April 2007
United States Diesel Heating Oil Fund, LP (“UHN”)	Organized as a Delaware limited partnership in April 2007
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in June 2007
United States Short Oil Fund, LP (“DNO”)	Organized as a Delaware limited partnership in June 2008
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in September 2009
USCF as fund Sponsor - each a series within the USCIF Trust
United States Commodity Index Funds Trust (“USCIF Trust”)	A series trust formed in Delaware December 2009
United States Commodity Index Fund (“USCI”)	A commodity pool formed in April 2010 and made public August 2010
United States Copper Index Fund (“CPER”)	A commodity pool formed in November 2010 and made public November 2011
United States Agriculture Index Fund (“USAG”)	A commodity pool formed in November 2010 and made public April 2012
United States Metal Index Fund (“USMI”)	A commodity pool formed in November 2010, and made public June 2012, ceased trading and liquidated March 2015

The USCIF Trust currently has a new fund, USCF Canadian Crude Oil Index Fund (“UCCO”), in registration. In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund, the REX S&P MLP Inverse Fund, the United States 3X Oil Fund and the United States 3X Short Oil Fund, all of which are funds that are currently in registration and have not commenced operations.  All USCF funds are collectively referred to as the “Funds” hereafter.

Continued

F - 3

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying statements of financial condition of the Company have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue under the Funds’ respective Limited Partnership Agreements, as amended from time to time (the “Limited Partnership Agreements”) and the Trust Agreement, as amended from time to time (the “Trust Agreement”). These Agreements provide for fees based upon a percentage of the daily average net asset value of the Funds. The Company is responsible for investing the assets of the Funds in accordance with the objectives and policies of the respective Funds. In addition, The Company has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds and is contractually obligated to pay for these services. The Funds are contractually obligated to pay the Company a management fee, which is paid monthly, based on the average daily net assets of the Funds.

USO pays a management fee of 0.45% (45 basis points) per annum on its average daily net assets. UNG pays a fee equal to 0.60% (60 basis points) per annum on average daily net assets of $1,000,000,000 or less and 0.50% (50 basis points) of average daily net assets that are greater than $1,000,000,000. USL, UGA, UHN, and DNO each pay a fee of 0.60% (60 basis points) per annum on their average daily net assets. From inception through April 30, 2010, the Company has been charging UNL a management fee at a reduced rate of 0.60% (60 basis points) per annum of average daily net assets. Effective May 1, 2010, the Company resumed charging UNL its standard rate of 0.75% (75 basis points) per annum of average daily net assets. The difference of 0.15% (15 basis points) per annum of average daily net assets since inception through April 30, 2010 has been waived by the Company and will not be recouped from UNL. BNO pays a management fee of 0.75% (75 basis points) per annum on its average daily net assets.

Effective January 1, 2014 and continuing through December 31, 2015, the Company contractually agreed to lower the management fee for USCI to 0.80% (80 basis points), 0.65% (65 basis points) for CPER and 0.65% (65 basis points) for USAG, per annum on its average daily net assets. Effective January 1, 2016, the Company permanently lowered the management fee to 0.80% (80 basis points) for USCI, 0.65% (65 basis points) for CPER and 0.65% (65 basis points) for USAG, per annum on its average daily net assets.

Management fees are recognized in the period earned in accordance with the terms of their respective agreements.

Continued

F - 4

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

2.	Summary of Significant Accounting Policies, continued

Expense Waivers

The Company has voluntarily agreed to pay certain expenses normally borne by UGA, UHN, DNO, UNL, BNO, CPER and USAG to the extent such expenses exceed 0.15% (15 basis points) of the respective fund’s average daily net assets, on an annualized basis. The Company has no obligation to continue such payments into subsequent periods. These expenses totaled $939,385 and $760,973 for the years ended December 31, 2016 and 2015, respectively, and are included in general and administrative expense. Expense waivers payable totaled $939,385 and $760,973 as of December 31, 2016 and 2015, respectively.

Fund Startup Expenses

The Company expenses all startup expenses associated with the registration of each fund and the expense is charged to general and administrative expense. Fund startup expenses include costs relating to the initial registration of shares and include, but are not limited to, legal fees pertaining to the initial registration of shares, SEC and FINRA registration fees, initial fees to be listed on an exchange, and other similar costs.

The Funds pay for all brokerage fees, taxes and other expenses, including registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent shares after their initial registration and all legal, accounting, printing and other expenses associated therewith.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company places its cash with various high credit quality institutions. At times, the Company maintains cash deposits in excess of the United States Federal Deposit Corporation coverage of $250,000, but the Company does not expect any losses.

Management Fees Receivable – Related Party

Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned.

Management closely monitors receivables and records an allowance for any balances that are determined to be uncollectible. As of December 31, 2016 and 2015, the Company considered all remaining accounts receivable to be fully collectible.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with respect to such investments. Short-term investments consist of equities and money market funds. Short-term investments are classified as available-for-sale securities. The Company measures the investments at estimated fair value at period end with any changes in estimated fair value reflected as unrealized gains (losses) in the accumulated other comprehensive income (loss).

Continued

F - 5

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

2.	Summary of Significant Accounting Policies, continued

Comprehensive Income (Loss)

The Company reports all changes in equity during the year, except those resulting from investment by its member and distributions to its member, in the year in which they are recognized. Comprehensive income is the total of net income (loss) and other comprehensive income (loss). The Company recognized $75 of other comprehensive income and $707 of other comprehensive loss in 2016 and 2015, respectively, related to changes in unrealized losses on investments.

Fair Value Measurements

The Company’s short-term investments are carried at estimated fair value. In determining fair value, the Company follows the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”). Under ASC 820, the fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety:

Level 1 – Quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities, without adjustment.

Level 2 – Quoted prices in markets that are not considered to be active for identical or similar assets or liabilities, quoted prices in active markets of similar assets or liabilities, and inputs other than quoted prices that are observable or can be corroborated by observable market data.

Level 3 – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment.

Unrealized gains and losses on investments resulting from market fluctuations are recorded in the accumulated other comprehensive income (loss) account. Realized gains or losses on sales of investments determined on a specific identification basis.

All short-term investments, which include money market funds and equities, are classified as Level 1 investments at December 31, 2016 and 2015. The Company has no Level 2 and 3 investments. There were no transfers between levels during the years ended December 31, 2016 and 2015.

Short-term investments are valued at the closing price reported on the active market on which the individual securities are traded.

Continued

F - 6

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

2.	Summary of Significant Accounting Policies, continued

Income Taxes

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation. The Company files a federal consolidated income tax return with entities not included on these financials. In connection with filing a consolidated federal income tax return, the tax benefit of utilizing tax losses generated by the consolidated group is not reflected on USCF’s statements of financial condition. The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, valuation of net operating losses and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If necessary, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets until it is more likely than not that such assets will be realized.

The Company provides for uncertain tax positions using guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the accounting standard and in subsequent periods. In addition, the accounting standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Concentration of Credit Risk

Concentrations of management fees receivable as of December 31, 2016 and 2015 are as follows:

	December 31, 2016
Fund	Management Fees Receivable

USO	$1,256,213	57%
USCI	445,163	20%
UNG	303,354	14%
All Others	195,136	9%

Total	$2,199,866	100%

	December 31, 2015
Fund	Management Fees Receivable

USCI	$1,179,092	61%
USO	359,544	19%
UNG	249,953	13%
All Others	145,083	7%

Total	$1,933,672	100%

Continued

F - 7

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company does not anticipate that the adoption of the ASU will have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s financial statements.

3.	Investments and Fair Value Measurements

Investments measured at estimated fair value consist of the following as of December 31, 2016 and 2015:

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$96	$-	$-	$96
Equities	1,577	-	(632)	945

Total short-term
investments	$1,673	$-	$(632)	$1,041

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$96	$-	$-	$96
Equities	1,577	-	(707)	870

Total short-term
investments	$1,673	$-	$(707)	$966

As of December 31, 2016 and 2015, the Company did not have any investments with gross unrealized losses greater than 12 months on a continuous basis.

Continued

F - 8

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is included in member’s equity on the statements of financial condition. Changes in accumulated other comprehensive income (loss) are as follows:

Balance, January 1, 2015	$-
Other comprehensive (loss)	(707)

Balance, December 31, 2015	(707)
Other comprehensive income	75

Balance, December 31, 2016	$(632)

5.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakland, California under an operating lease, which expires in October 2018. Rent expense was $127,985 and $108,350 for the years ended December 31, 2016 and 2015, respectively.

Future minimum rental payments required under the operating lease, which has remaining non-cancellable lease terms in excess of one year, are as follows:

For the years ending December 31:

2017	$132,665
2018	113,304

$245,969

Contingencies

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

Continued

F - 9

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

6.	Income Taxes

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation. The Company files a federal consolidated income tax return with entities not included on these financials. In connection with filing a consolidated federal income tax return, the tax benefit of utilizing tax losses generated by the consolidated group is not reflected on USCF’s statements of financial condition. In connection with filing a consolidated federal income tax return, the Company has recorded federal income tax expense and deferred tax assets at the legal entity level as if it was filing its own stand-alone taxes.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are as follows:

	2016	2015

Deferred tax assets:
Intangible assets	$1,041,325	$1,162,919
Capital loss carryover	6,969	20,213
Accruals, reserves and other	44,395	-

Gross deferred tax assets	1,092,689	1,183,132
Less valuation allowance	(6,969)	(20,213)

Total deferred tax assets, net	$1,085,720	$1,162,919

The majority of the deferred tax assets relate to startup costs associated with the organization and registration of the Funds for which the Company is a general partner and having paid such costs.

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based upon available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable for capital loss carryover. Accordingly, management has established a valuation allowance related to this deferred tax asset. The valuation allowance decreased by approximately $13,000 during 2016 and $0 during 2015. The change in the valuation allowance is due to the expiration of the deferred tax asset for capital loss carryover.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years 2012 through 2016 will remain open for examination by the federal and state authorities for three and four years, respectively. As of December 31, 2016, there were no active taxing authority examinations.

The Company had unrecognized tax benefits (“UTBs”) of approximately $29,000 and $15,000 as of December 31, 2016 and 2015, respectively, which would affect the effective tax rate if recognized before consideration of the valuation allowance. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. There is no interest or penalties to be recognized for the years ended December 31, 2016 and 2015. The Company does not expect its UTBs to change significantly over the next 12 months.

Continued

F - 10

United States Commodity Funds LLC

Notes to Statements of Financial Condition

December 31, 2016 and 2015

____________

7.	Related Party Transactions

The Funds are deemed by management to be related parties. The Company’s revenues, totaling $25,425,892 and $21,716,866 for the years ended December 31, 2016 and 2015, respectively, were earned from these related parties. Accounts receivable, totaling $2,199,866 and $1,933,672 as of December 31, 2016 and 2015, respectively, were owed from these relate parties. Expense waivers, totaling $939,385 and $760,973 for the years ended December 31, 2016 and 2015, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $939,385 and $760,973 as of December 31, 2016 and 2015, respectively, were owed to these related parties.

During the years ended December 31, 2016 and 2015, the Company paid $2,100,000 and $5,576,099, respectively, in distributions to its member Wainwright. As of December 31, 2016, the Company approved an additional dividend of $2,000,000 payable to Wainwright which was paid in January 2017.

On January 14, 2015, Wainwright entered into a stock repurchase agreement as part of an employment separation agreement with one of its shareholders. The agreement called for Wainwright to purchase the shareholder’s stock for $4,389,066. The payments were made from funds from the Company’s distribution payments to its member parent company, Wainwright. The total repurchase amount was paid by July 15, 2015.

The Company files a federal consolidated income tax return with entities not included on these financials. In connection with filing a consolidated federal income tax return, the tax benefit of utilizing tax losses generated by the consolidated group is not reflected on USCF’s statements of financial condition. The Company’s taxes are computed as if it files on a stand-alone basis (see Note 6).

8.	Subsequent Events

The Company evaluated subsequent events for recognition and disclosure through February 24, 2017, the date the statements of financial condition were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these statements of financial condition other than the items noted below.

On January 6, 2017, the Company paid a $2,000,000 dividend to Wainwright.

On February 16, 2017, the Company approved a $2,500,000 dividend to Wainwright.

F - 11

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

Item 9B. Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month the Trust and each Trust Series publish account statements for the Trust Series’ shareholders, which include Statements of Income (Loss), Statements of Changes in Net Asset Value and Statements of Changes in Shares Outstanding. The account statements are furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each Trust Series’ website at www.uscfinvestments.com.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. The Trust has no executive officers. Pursuant to the terms of the Trust Agreement, the Trust’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	54	Chairman of the Board of Directors, Vice President
Andrew F Ngim	56	Chief Operating Officer, Management Director and Portfolio Manager
Robert Nguyen	57	Management Director
John P. Love	45	President and Chief Executive Officer
Stuart P. Crumbaugh	53	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	58	General Counsel and Chief Compliance Officer
Ray W. Allen	60	Portfolio Manager
Kevin A. Baum	46	Chief Investment Officer, Portfolio Manager
Gordon L. Ellis	70	Independent Director
Malcolm R. Fobes	52	Independent Director
Peter M. Robinson	59	Independent Director

Ray W. Allen, 60, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of UGA from February 2008 until March 2010, the portfolio manager of UHN from April 2008 until March 2010 and the portfolio manager of UNL from November 2009 until March 2010. Mr. Allen has been the portfolio manager of DNO since September 2009, the portfolio manager of USO and USL since March 2010 and the manager of BNO since June 2010. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of January 2017, he also is an associated person and swap associated person of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 46, has served as a Portfolio Manager of USCF since March 2016 and as the Chief Investment Officer of USCF since September 1, 2016. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco PowerShares Capital Management LLC, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been a principal and associated person of USCF since March 2016 and became listed as such with the CFTC via the NFA in April 2016 and, as of January 2016, a branch manager of USCF. As of January 2017, he also is an associated person, swap associated person, and branch manager of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, and earned a B.B.A. in Finance from Texas Tech University.

Stuart P. Crumbaugh, 53, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. In addition, Mr. Crumbaugh has served as a director of Wainwright Holdings, Inc. (“Wainwright”), the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015. In addition, he is a principal of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh was the Global Vice President of Finance at Virage Logic Corporation, a semi-conductor IP and software company (acquired by Synopsys, Inc., a software company), from January 2010 through December 2010. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Melinda D. Gerber, 49, Management Director of USCF from June 2015 to October 2016. Ms. Gerber co-founded USCF in 2005. She is a writer and published her book, How to Create and manage a Mutual Fund or Exchange-Traded Fund: A Professional’s Guide (Wiley, 2008). Ms. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005. Ms. Gerber co-founded USCF in 2005 and prior to that, she co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From March 1995 to January 2013, Ms. Gerber served as Secretary on the Board of Directors for the Ameristock Corporation and Ameristock Mutual Fund. Concurrent to her service as Secretary during the period of September 1994 to June 1999, Ms. Gerber was a project manager and consultant at GAP, Inc., a global apparel retail company. She was recognized by GAP, Inc. as one of the five most innovative individuals in the company. Ms. Gerber earned an MBA from the University of Southern California in 1994 and graduated from the University of California at Santa Barbara in 1990.

Nicholas D. Gerber, 54, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through June 2015 and Vice President since June 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNGC.” Concierge is the sole shareholder of Wainwright. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period June 2014 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, and has previously served as President of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is registered as a commodity pool operator, NFA member and swap firm. In addition to his role as Chairman of the Board of USCF ETF Trust, he also served as its President and Chief Executive Officer from June 2014 until December 2015. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. As of January 2017, he also is a principal, associated person, swap associated person, and branch manager of USFC Advisers LLC. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 45, President and Chief Executive Officer of USCF since June 2015 and Management Director of USCF since October 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through June 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006.  Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010.  Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Additionally, Mr. Love serves as President of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer upon Mr. Gerber’s resignation from those positions. In addition, Mr. Love has served as on the Board of Managers of USCF Advisers LLC since November 2016 and as a director of Wainwright Holdings Inc. since December 2016. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. As of January 2017, he also is a principal, associated person, swap associated person, and branch manager of USCF Advisers LLC. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 56, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. From September 2014 to the present, Mr. Ngim also serves as portfolio manager of the Stock Split Index Fund, and, since November 2016, he also serves as portfolio manager of the USCF Restaurant Leaders Fund, each of which is a series of the USCF ETF Trust, as well as a Management Trustee of the USCF ETF Trust from August 2014 to the present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 57, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, a high net worth money management firm, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and a swap associated person of USCF listed with the CFTC and NFA since December 2015. As of January 2017, he also is an associated person and swap associated person of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento.

Carolyn M. Yu, 58, General Counsel and Chief Compliance Officer of USCF since May 2015 and February 2013, respectively, and from August 2011 through April 2015, Ms. Yu served as Assistant General Counsel. Since May 2015, Ms. Yu has served as Chief Legal Officer and Chief Compliance Officer of USCF Advisers LLC and USCF ETF Trust as well as Chief AML Officer of USCF ETF Trust. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013 and a principal of USCF Advisers LLC since January 2017. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of January 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 70, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 52, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 59, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, Kevin Baum, Carolyn Yu and Wainwright Holdings Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, Kevin Baum and Carolyn Yu. In addition Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USCIFT. Ray Allen and John P. Love make trading and investment decisions for USCIFT. John P. Love and Ray Allen execute trades on behalf of USCIFT. In addition, Nicholas D. Gerber, John P. Love, Robert Nguyen, Ray Allen, Kevin Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert Nguyen, Ray Allen and Kevin Baum are also registered with the CFTC as Swaps Associated Persons. In addition, Nicholas D. Gerber, John P. Love, Robert Nguyen, Ray Allen, Kevin Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert Nguyen, Ray Allen and Kevin Baum are also registered with the CFTC as Swaps Associated Persons.

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

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III, and Peter M. Robinson). The audit committee is governed by an audit committee charter that is posted on each Trust Series’ website at www.uscfinvestments.com. Any shareholder of a Trust Series may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to each Trust Series and the Related Public Funds. Each Trust Series has posted the text of the Corporate Governance Policy on its website at www.uscfinvestments.com. Any shareholder of the Trust Series’ may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to each Trust Series. Each Trust Series has posted the text of the Code of Ethics on its website at www.uscfinvestments.com. Any shareholder of the Trust Series’ may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. Each Trust Series intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

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

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF as the founder of USCF. Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, the Trust Series’ and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of a Trust Series’ shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Trust Series’ shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of a Trust Series. To each Trust Series’ knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2016 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USCI, CPER and USAG is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. From May 1, 2014 through December 31, 2016, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER, and 0.65% per annum of average daily total net assets for USAG.

For 2016, each of USCI, CPER and USAG accrued aggregate management fees of $4,810,916, $19,170, and $12,901, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2016 by the directors of USCF. Each of USCI’s, CPER’s and USAG’s portion of the aggregate fees paid to the directors for the year ended December 31, 2016 was $39,332, $196 and $131, respectively.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Melinda Gerber	$0	NA	NA	NA	$0	$0	$0
John P. Love	$0	NA	NA	NA	$0	$0	$0
Andrew F Ngim	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$100,000	NA	NA	NA	$0	$0	$100,000
Gordon L. Ellis	$100,000	NA	NA	NA	$0	$0	$100,000
Malcolm R. Fobes III(1)	$120,000	NA	NA	NA	$0	$0	$120,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2016	2015
Audit fees	$165,000	$165,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$165,000	$165,000

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2016	2015
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$25,000	$25,000

The fees for services billed to USAG by its independent auditors for the last fiscal year are as follows

	2016	2015
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$25,000	$25,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 104.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Third Amended and Restated Declaration of Trust and Trust Agreement.
3.3(8)	Sixth Amended and Restated Limited Liability Company Agreement of the Sponsor.
10.1(4)	Authorized Participant Agreement.
10.2(4)	Marketing Agent Agreement.
10.3(4)	Amendment Agreement to Marketing Agent Agreement.
10.4(3)	Custodian Agreement.
10.5(4)	Amendment Agreement to Custodian Agreement.
10.6(3)	Administrative Agency Agreement.
10.7(5)	Amendment Agreement to Administrative Agency Agreement.
10.8(6)	Licensing Agreement.
10.9(6)	Advisory Agreement.
10.10(7)	Amendment No. 1 to Licensing Agreement.
10.11(7)	Amendment No. 1 to Advisory Agreement.
10.12(7)	Amendment No. 2 to Licensing Agreement.
10.13(7)	Amendment No. 2 to Advisory Agreement.
14.1(8)	Code of Ethics.
23.1(9)	Consent of Independent Registered Public Accounting Firm.
23.2(9)	Consent of Independent Registered Public Accounting Firm.
31.1(9)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(9)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(9)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(9)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
99.1(4)	Customer Agreement for Futures Contracts.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (File No. 333-187515) filed on April 10, 2013.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012.
(4)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.
(5)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(6)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on June 21, 2010.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-170844) filed on November 26, 2010.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(9)	Filed herewith.

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

Date: March 10, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ John P. Love	Chief Executive Officer of	March 10, 2017
John P. Love	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Stuart P. Crumbaugh	Chief Financial Officer of	March 10, 2017
Stuart P. Crumbaugh	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.

