Form 10-Q
period 2017-03-31
United States Commodity Index Funds Trust
filed 2017-05-05
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes ☒   No

The number of shares outstanding of each series of the registrant as of May 2, 2017 are included in the table below:

Number of Outstanding Shares as of May 2, 2017
United States Commodity Index Fund	14,100,000
United States Copper Index Fund	850,000
United States Agriculture Index Fund	100,000
Total	15,050,000

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at March 31, 2017 (Unaudited) and December 31, 2016	2

Condensed Schedules of Investments (Unaudited) at March 31, 2017	6

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2017 and 2016	9

Condensed Statements of Changes in Capital (Unaudited) for the three months ended March 31, 2017 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the three months ended March 31, 2017	13

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016	17

Notes to Condensed Financial Statements for the period ended March 31, 2017 (Unaudited)	21

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2017 (Unaudited) and December 31, 2016

United States Commodity Index Fund

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 6)	$508,529,415	$601,266,026
Equity in trading accounts:
Cash and cash equivalents	38,839,980	40,050,520
Unrealized gain (loss) on open commodity futures contracts	2,141,577	2,055,460
Interest receivable	1,261	1,261
Directors' fees and insurance receivable	16,178	–
ETF transaction fees receivable	–	350

Total assets	$549,528,411	$643,373,617

Liabilities and Capital
Payable for shares redeemed	$–	$6,015,383
Management fees payable (Note 4)	371,475	445,163
Professional fees payable	233,908	560,068
Brokerage commissions payable	43,305	54,015
Directors' fees and insurance payable	–	6,164

Total liabilities	648,688	7,080,793

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	548,879,723	636,292,824
Total Capital	548,879,723	636,292,824

Total liabilities and capital	$549,528,411	$643,373,617

Shares outstanding	14,000,000	15,900,000
Net asset value per share	$39.21	$40.02
Market value per share	$39.16	$40.00

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2017 (Unaudited) and December 31, 2016

United States Copper Index Fund

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 6)	$13,756,316	$5,387,655
Equity in trading accounts:
Cash and cash equivalents	981,419	253,165
Unrealized gain (loss) on open commodity futures contracts	(44,075)	88,575
Receivable from Sponsor (Note 4)	93,419	75,640
Directors' fees and insurance receivable	953	–

Total assets	$14,788,032	$5,805,035

Liabilities and Capital
Management fees payable (Note 4)	$7,077	$3,038
Professional fees payable	64,848	77,296
Directors' fees and insurance payable	–	47

Total liabilities	71,925	80,381

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	14,716,107	5,724,654
Total Capital	14,716,107	5,724,654

Total liabilities and capital	$14,788,032	$5,805,035

Shares outstanding	850,000	350,000
Net asset value per share	$17.31	$16.36
Market value per share	$17.31	$16.35

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2017 (Unaudited) and December 31, 2016

United States Agriculture Index Fund

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,748,604	$1,781,515
Equity in trading accounts:
Cash and cash equivalents	160,288	208,306
Unrealized gain (loss) on open commodity futures contracts	(54,730)	(89,700)
Receivable from Sponsor (Note 4)	90,747	72,173
Directors' fees and insurance receivable	1,091	–

Total assets	$1,946,000	$1,972,294

Liabilities and Capital
Management fees payable (Note 4)	$2,138	$2,129
Professional fees payable	57,272	69,395
Directors' fees and insurance payable	–	15

Total liabilities	59,410	71,539

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	1,886,590	1,900,755
Total Capital	1,886,590	1,900,755

Total liabilities and capital	$1,946,000	$1,972,294

Shares outstanding	100,000	100,000
Net asset value per share	$18.87	$19.01
Market value per share	$17.96	$18.07

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2017 (Unaudited) and December 31, 2016

United States Commodity Index Funds Trust

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 6)	$524,034,335	$608,435,196
Equity in trading accounts:
Cash and cash equivalents	39,981,687	40,511,991
Unrealized gain (loss) on open commodity futures contracts	2,042,772	2,054,335
Receivable from Sponsor (Note 4)	184,166	147,813
Interest receivable	1,261	1,261
Directors' fees and insurance receivable	18,222	–
ETF transaction fees receivable	–	350

Total assets	$566,262,443	$651,150,946

Liabilities and Capital
Payable for shares redeemed	$–	$6,015,383
Management fees payable (Note 4)	380,690	450,330
Professional fees payable	356,028	706,759
Brokerage commissions payable	43,305	54,015
Directors' fees and insurance payable	–	6,226

Total liabilities	780,023	7,232,713

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	565,482,420	643,918,233
Total Capital	565,482,420	643,918,233

Total liabilities and capital	$566,262,443	$651,150,946

Shares outstanding	14,950,000	16,350,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2017

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Zinc Futures LX April 2017 contracts, expiring April 2017	888	$9,410,823	1.71
LME Lead Futures LL May 2017 contracts, expiring May 2017	978	7,005,650	1.28
ICE-US Sugar #11 Futures SB July 2017 contracts, expiring June 2017	1,998	(629,339)	(0.11)
LME Nickel Futures LN July 2017 contracts, expiring July 2017	695	(6,012,059)	(1.09)
LME Lead Futures LL September 2017 contracts, expiring September 2017	736	78,475	0.01
LME Tin Futures LT September 2017 contracts, expiring September 2017	413	657,720	0.12
ICE Brent Crude Oil Futures CO December 2017 contracts, expiring October 2017	755	(2,989,790)	(0.54)
LME Tin Futures LT November 2017 contracts, expiring November 2017	395	131,098	0.02
LME Zinc Futures LX November 2017 contracts, expiring November 2017	557	(810,375)	(0.15)
ICE-US Cotton #2 Futures CT December 2017 contracts, expiring December 2017	1,052	(55,370)	(0.01)
LME Aluminum Futures LA February 2018 contracts, expiring February 2018	805	49,504	0.01
	9,272	6,836,337	1.25
United States Contracts
COMEX Gold Futures GC June 2017 contracts, expiring June 2017	313	(219,510)	(0.04)
CME Live Cattle Futures LC June 2017 contracts, expiring June 2017	882	1,816,570	0.33
CBOT Soybean Meal Futures SM July 2017 contracts, expiring July 2017	1,235	(645,580)	(0.12)
COMEX Silver Futures SI July 2017 contracts, expiring July 2017	430	107,040	0.02
NYMEX Platinum Futures PL July 2017 contracts, expiring July 2017	820	(174,455)	(0.03)
COMEX Copper Futures HG December 2017 contracts, expiring December 2017	579	(408,875)	(0.08)
NYMEX Natural Gas Futures NG February 2018 contracts, expiring January 2018	1,114	2,886,700	0.53
	5,373	3,361,890	0.61
Open Futures Contracts - Short**
Foreign Contracts
LME Zinc Futures LX April 2017 contracts, expiring April 2017	888	369,678	0.07
LME Lead Futures LL May 2017 contracts, expiring May 2017	978	(6,494,018)	(1.19)
LME Nickel Futures LN July 2017 contracts, expiring July 2017	695	499,144	0.09
LME Lead Futures LL September 2017 contracts, expiring September 2017	61	(5,545)	0.00 *
LME Tin Futures LT September 2017 contracts, expiring September 2017	413	(2,425,909)	(0.44)
	3,035	(8,056,650)	(1.47)
Total Open Futures Contracts***	17,680	$2,141,577	0.39

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.47%, 4/13/2017	$20,000,000	$19,996,867	3.64
0.46%, 4/20/2017	20,000,000	19,995,197	3.64
0.47%, 4/27/2017	35,000,000	34,988,246	6.38
0.49%, 5/04/2017	35,000,000	34,984,199	6.37
0.55%, 5/11/2017	25,000,000	24,984,861	4.55
0.60%, 5/18/2017	30,000,000	29,976,696	5.46
0.61%, 5/25/2017	30,000,000	29,972,662	5.46
0.60%, 6/01/2017	10,000,000	9,989,918	1.82
0.62%, 6/08/2017	40,000,000	39,953,533	7.28
0.65%, 6/15/2017	40,000,000	39,946,250	7.28
0.64%, 6/22/2017	30,000,000	29,956,267	5.46
0.60%, 6/29/2017	10,000,000	9,985,167	1.82
0.62%, 7/06/2017	40,000,000	39,934,400	7.28
0.60%, 7/27/2017	20,000,000	19,961,325	3.64
0.65%, 8/17/2017	5,000,000	4,987,542	0.91
0.76%, 8/31/2017	15,000,000	14,952,183	2.72
0.84%, 9/07/2017	10,000,000	9,962,900	1.82
0.89%, 9/28/2017	15,000,000	14,933,250	2.72
0.83%, 2/01/2018	10,000,000	9,929,875	1.81
1.00%, 3/01/2018	5,000,000	4,953,843	0.90
1.02%, 3/29/2018	5,000,000	4,949,219	0.90
Total Cash Equivalents		$449,294,400	81.86

* Represents less than 0.005%.

** All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

*** Collateral amounted to $38,839,980 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2017

United States Copper Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG May 2017 contracts, expiring May 2017	110	$(44,413)	(0.30)
COMEX Copper Futures HG December 2017 contracts, expiring December 2017	109	338	0.00 *
Total Open Futures Contracts**	219	$(44,075)	(0.30)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.46%, 4/06/2017	$250,000	$249,984	1.70
0.47%, 4/13/2017	250,000	249,961	1.70
0.46%, 4/20/2017	250,000	249,940	1.70
0.47%, 4/27/2017	400,000	399,866	2.72
0.49%, 5/04/2017	350,000	349,842	2.38
0.55%, 5/11/2017	300,000	299,818	2.04
0.60%, 5/18/2017	350,000	349,728	2.38
0.60%, 6/01/2017	200,000	199,798	1.36
0.62%, 6/08/2017	500,000	499,419	3.39
0.65%, 6/15/2017	500,000	499,328	3.39
0.64%, 6/22/2017	500,000	499,271	3.39
0.62%, 7/06/2017	250,000	249,590	1.70
0.59%, 7/13/2017	500,000	499,163	3.39
0.61%, 7/20/2017	250,000	249,538	1.69
0.60%, 7/27/2017	500,000	499,033	3.39
0.63%, 8/03/2017	250,000	249,462	1.69
0.61%, 8/10/2017	200,000	199,556	1.36
0.65%, 8/17/2017	250,000	249,377	1.69
0.67%, 8/24/2017	300,000	299,191	2.03
0.76%, 8/31/2017	300,000	299,044	2.03
0.84%, 9/07/2017	750,000	747,218	5.08
0.86%, 9/14/2017	750,000	747,026	5.08
0.87%, 9/21/2017	750,000	746,864	5.07
0.89%, 9/28/2017	500,000	497,775	3.38
0.92%, 1/04/2018	250,000	248,243	1.69
0.82%, 2/01/2018	200,000	198,619	1.35
1.02%, 3/01/2018	500,000	495,326	3.37
1.02%, 3/29/2018	250,000	247,461	1.68
Total Cash Equivalents		$10,569,441	71.82

* Represents less than 0.005%.

** Collateral amounted to $981,419 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2017

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Sugar #11 Futures SB July 2017 contracts, expiring June 2017	12	$(3,763)	(0.20)
ICE-US Cotton #2 Futures CT July 2017 contracts, expiring July 2017	4	5,805	0.31
ICE-Canola Futures RS July 2017 contracts, expiring July 2017	3	(837)	(0.05)
ICE-US Coffee-C Futures KC July 2017 contracts, expiring July 2017	4	(43,425)	(2.30)
ICE-US Cocoa Futures CC September 2017 contracts, expiring September 2017	7	(800)	(0.04)
	30	(43,020)	(2.28)
United States Contracts
CME Feeder Cattle Futures FC May 2017 contracts, expiring May 2017	1	4,825	0.26
CME Live Cattle Futures LC June 2017 contracts, expiring June 2017	5	(1,070)	(0.06)
CBOT Soybean Meal Futures SM July 2017 contracts, expiring July 2017	4	(6,840)	(0.36)
KCBT Hard Red Winter Wheat Futures KW July 2017 contracts, expiring July 2017	1	(163)	(0.01)
CME Lean Hogs Futures LH August 2017 contracts, expiring August 2017	3	(90)	0.00 *
CBOT Wheat Futures W September 2017 contracts, expiring September 2017	5	(2,675)	(0.14)
CBOT Soybean Oil Futures BO October 2017 contracts, expiring October 2017	5	(2,172)	(0.12)
CBOT Soybean Futures S November 2017 contracts, expiring November 2017	4	(5,638)	(0.30)
CBOT Corn Futures C December 2017 contracts, expiring December 2017	10	2,113	0.11
	38	(11,710)	(0.62)
Total Open Futures Contracts**	68	$(54,730)	(2.90)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.49%, 5/04/2017	$400,000	$399,819	21.19
0.60%, 5/18/2017	250,000	249,806	13.24
0.64%, 6/22/2017	250,000	249,636	13.23
0.62%, 7/06/2017	250,000	249,590	13.23
0.65%, 8/17/2017	250,000	249,377	13.22
Total Cash Equivalents		$1,398,228	74.11

* Represents less than 0.005%.

** Collateral amounted to $160,288 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2017 and 2016

United States Commodity Index Fund

	Three months ended March 31, 2017	Three months ended March 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(10,160,460)	$(15,199,289)
Change in unrealized gain (loss) on open positions	86,117	14,127,444
Interest income	704,289	337,983
ETF transaction fees	4,200	2,450

Total income (loss)	(9,365,854)	(731,412)

Expenses
Management fees (Note 4)	1,128,905	999,051
Professional fees	86,110	149,961
Brokerage commissions	199,606	176,687
Directors' fees and insurance	17,109	23,052

Total expenses	1,431,730	1,348,751

Net income (loss)	$(10,797,584)	$(2,080,163)
Net income (loss) per share	$(0.81)	$(0.11)
Net income (loss) per weighted average share	$(0.75)	$(0.16)
Weighted average shares outstanding	14,306,667	12,615,934

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2017 and 2016

United States Copper Index Fund

	Three months ended March 31, 2017	Three months ended March 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$511,350	$(248,876)
Change in unrealized gain (loss) on open positions	(132,650)	262,238
Interest income	11,796	1,265
ETF transaction fees	1,750	350

Total income (loss)	392,246	14,977

Expenses
Management fees (Note 4)	15,051	3,512
Professional fees	18,752	16,277
Brokerage commissions	2,236	681
Directors' fees and insurance	266	92

Total expenses	36,305	20,562

Expense waiver (Note 4)	(17,779)	(16,334)

Net expenses	18,526	4,228

Net income (loss)	$373,720	$10,749
Net income (loss) per share	$0.95	$0.29
Net income (loss) per weighted average share	$0.69	$0.07
Weighted average shares outstanding	541,667	154,396

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2017 and 2016

United States Agriculture Index Fund

	Three months ended March 31, 2017	Three months ended March 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(47,670)	$24,010
Change in unrealized gain (loss) on open positions	34,970	(37,208)
Realized gain (loss) on foreign currency transactions	(42)	(15)
Change in unrealized gain (loss) on foreign currency translations	181	870
Interest income	2,318	1,231

Total income (loss)	(10,243)	(11,112)

Expenses
Management fees (Note 4)	3,128	3,134
Professional fees	18,752	14,994
Brokerage commissions	491	596
Directors' fees and insurance	126	78

Total expenses	22,497	18,802

Expense waiver (Note 4)	(18,575)	(14,946)

Net expenses	3,922	3,856

Net income (loss)	$(14,165)	$(14,968)
Net income (loss) per share	$(0.14)	$(0.15)
Net income (loss) per weighted average share	$(0.14)	$(0.15)
Weighted average shares outstanding	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2017 and 2016

United States Commodity Index Funds Trust

	Three months ended March 31, 2017	Three months ended March 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(9,696,780)	$(15,424,155)
Change in unrealized gain (loss) on open positions	(11,563)	14,352,474
Realized gain (loss) on foreign currency transactions	(42)	(15)
Change in unrealized gain (loss) on foreign currency translations	181	870
Interest income	718,403	340,479
ETF transaction fees	5,950	2,800

Total income (loss)	(8,983,851)	(727,547)

Expenses
Management fees (Note 4)	1,147,084	1,005,697
Professional fees	123,614	181,232
Brokerage commissions	202,333	177,964
Directors' fees and insurance	17,501	23,222

Total expenses	1,490,532	1,388,115

Expense waiver (Note 4)	(36,354)	(31,280)

Net expenses	1,454,178	1,356,835

Net income (loss)	$(10,438,029)	$(2,084,382)

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2017

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2016	$–	$636,292,824	$636,292,824
Additions	–	17,800,514	17,800,514
Redemptions	–	(94,416,031)	(94,416,031)
Net income (loss)	–	(10,797,584)	(10,797,584)

Balances, at March 31, 2017	$–	$548,879,723	$548,879,723

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2017

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2016	–	15,900,000	15,900,000
Additions	–	450,000	450,000
Redemptions	–	(2,350,000)	(2,350,000)

Shares Outstanding, at March 31, 2017	–	14,000,000	14,000,000

Net Asset Value Per Share:
At December 31, 2016			$40.02
At March 31, 2017			$39.21

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2017

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2016	$–	$5,724,654	$5,724,654
Additions	–	8,617,733	8,617,733
Net income (loss)	–	373,720	373,720

Balances, at March 31, 2017	$–	$14,716,107	$14,716,107

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2017

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2016	–	350,000	350,000
Additions	–	500,000	500,000
Redemptions	–	–	–

Shares Outstanding, at March 31, 2017	–	850,000	850,000

Net Asset Value Per Share:
At December 31, 2016			$16.36
At March 31, 2017			$17.31

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2017

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2016	$–	$1,900,755	$1,900,755
Net income (loss)	–	(14,165)	(14,165)

Balances, at March 31, 2017	$–	$1,886,590	$1,886,590

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2017

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2016	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–

Shares Outstanding, at March 31, 2017	–	100,000	100,000

Net Asset Value Per Share:
At December 31, 2016			$19.01
At March 31, 2017			$18.87

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2017

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2016	$–	$643,918,233	$643,918,233
Additions	–	26,418,247	26,418,247
Redemptions	–	(94,416,031)	(94,416,031)
Net income (loss)	–	(10,438,029)	(10,438,029)

Balances, at March 31, 2017	$–	$565,482,420	$565,482,420

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2017

	Sponsor	Shareholders	Shareholders

Shares Outstanding, at December 31, 2016	–	16,350,000	16,350,000
Additions	–	950,000	950,000
Redemptions	–	(2,350,000)	(2,350,000)

Shares Outstanding, at March 31, 2017	–	14,950,000	14,950,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and 2016

United States Commodity Index Fund

	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(10,797,584)	$(2,080,163)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	1,210,540	30,040,007
Unrealized (gain) loss on open futures contracts	(86,117)	(14,127,444)
(Increase) decrease in directors' fees and insurance receivable	(16,178)	(15,272)
(Increase) decrease in ETF transaction fees receivable	350	–
Increase (decrease) in management fees payable	(73,688)	(15,334)
Increase (decrease) in professional fees payable	(326,160)	(304,858)
Increase (decrease) in brokerage commissions payable	(10,710)	–
Increase (decrease) in directors' fees and insurance payable	(6,164)	–
Net cash provided by (used in) operating activities	(10,105,711)	13,496,936

Cash Flows from Financing Activities:
Addition of shares	17,800,514	12,297,318
Redemption of shares	(100,431,414)	(19,655,279)
Net cash provided by (used in) financing activities	(82,630,900)	(7,357,961)

Net Increase (Decrease) in Cash and Cash Equivalents	(92,736,611)	6,138,975

Cash and Cash Equivalents, beginning of period	601,266,026	474,315,271
Cash and Cash Equivalents, end of period	$508,529,415	$480,454,246

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and 2016

United States Copper Index Fund

	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$373,720	$10,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(728,254)	324,506
Unrealized (gain) loss on open futures contracts	132,650	(262,238)
(Increase) decrease in receivable from Sponsor	(17,779)	43,267
(Increase) decrease in directors' fees and insurance receivable	(953)	(63)
Increase (decrease) in management fees payable	4,039	177
Increase (decrease) in professional fees payable	(12,448)	(12,020)
Increase (decrease) in directors' fees and insurance payable	(47)	–
Net cash provided by (used in) operating activities	(249,072)	104,378

Cash Flows from Financing Activities:
Addition of shares	8,617,733	760,489
Redemption of shares	–	–
Net cash provided by (used in) financing activities	8,617,733	760,489

Net Increase (Decrease) in Cash and Cash Equivalents	8,368,661	864,867

Cash and Cash Equivalents, beginning of period	5,387,655	1,871,256
Cash and Cash Equivalents, end of period	$13,756,316	$2,736,123

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and 2016

United States Agriculture Index Fund

	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(14,165)	$(14,968)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	48,018	(24,836)
Unrealized (gain) loss on open futures contracts	(34,970)	37,208
(Increase) decrease in receivable from Sponsor	(18,574)	41,377
(Increase) decrease in directors' fees and insurance receivable	(1,091)	(3)
Increase (decrease) in management fees payable	9	(11)
Increase (decrease) in professional fees payable	(12,123)	(10,656)
Increase (decrease) in directors' fees and insurance payable	(15)	(64)
Net cash provided by (used in) operating activities	(32,911)	28,047

Cash Flows from Financing Activities:
Addition of shares	–	–
Redemption of shares	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	(32,911)	28,047

Cash and Cash Equivalents, beginning of period	1,781,515	1,820,742
Cash and Cash Equivalents, end of period	$1,748,604	$1,848,789

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and 2016

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(10,438,029)	$(2,084,382)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	530,304	30,339,677
Unrealized (gain) loss on open futures contracts	11,563	(14,352,474)
(Increase) decrease in receivable from Sponsor	(36,353)	84,644
(Increase) decrease in directors' fees and insurance receivable	(18,222)	(15,338)
(Increase) decrease in ETF transaction fees receivable	350	–
Increase (decrease) in management fees payable	(69,640)	(15,168)
Increase (decrease) in professional fees payable	(350,731)	(327,534)
Increase (decrease) in brokerage commissions payable	(10,710)	–
Increase (decrease) in directors' fees and insurance payable	(6,226)	(64)
Net cash provided by (used in) operating activities	(10,387,694)	13,629,361

Cash Flows from Financing Activities:
Addition of shares	26,418,247	13,057,807
Redemption of shares	(100,431,414)	(19,655,279)
Net cash provided by (used in) financing activities	(74,013,167)	(6,597,472)

Net Increase (Decrease) in Cash and Cash Equivalents	(84,400,861)	7,031,889

Cash and Cash Equivalents, beginning of period	608,435,196	478,007,269
Cash and Cash Equivalents, end of period	$524,034,335	$485,039,158

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended March 31, 2017 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, and the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012. United States Commodity Funds LLC (“USCF”), as the sponsor of the Trust and its series the United States Metals Index Fund (“USMI”), terminated USMI effective March 18, 2015 and USMI was also delisted from NYSE Arca. On March 24, 2015, USMI liquidated all its assets and distributed cash pro rata to all remaining shareholders as of such date.

USCI, CPER and USAG each issue shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”). USCI, CPER, and USAG are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Third Amended and Restated Declaration of Trust and Trust Agreement dated as of March 22, 2013 (the “Trust Agreement”). USCF is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. Each Trust Series is an investment company and follows the accounting and reporting guidance in FASB Topic 946. The Trust financial statements included its respective series of funds financial statements including USCI, CPER, and USAG through March 31, 2015. For reporting commencing with the June 30, 2015 reporting period, and in conjunction with the termination of USMI on March 18, 2015 the USMI financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2017 for any Trust Series.

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

Calculation of Per Share NAV

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2017, USCF held 5 shares of USCI, 40 shares of CPER and 5 shares of USAG.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

On July 30, 2010, USCI received a notice of effectiveness from the U.S. Securities and Exchange Commission (the “SEC”) for its registration of 50,000,000 shares on Form S-1 with the SEC. On August 10, 2010, USCI listed its shares on the NYSE Arca under the ticker symbol “USCI.” USCI established its’ initial per share NAV by setting the price at $50.00 and issued 100,000 shares in exchange for $5,000,000 on August 10, 2010. USCI also commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 shares be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Participant at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Participant repurchased the shares comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Shares of USCI and, on September 19, 2011, USCF purchased five shares of USCI in the open market.

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

USCI’s shares began trading on August 10, 2010. As of March 31, 2017, USCI held 1,934 Futures Contracts on the NYMEX, 3,805 Futures Contracts on the ICE Futures, 1,235 Futures Contracts on the CBOT, 882 Futures Contracts on the CME, 8,502 Futures Contracts on the LME and 1,322 Futures Contracts on the COMEX, totaling 17,680 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of March 31, 2017, CPER held 219 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of March 31, 2017, USAG held 30 Futures Contracts on the ICE Futures, 28 Futures Contracts on the CBOT, 9 Futures Contracts on the CME, and 1 Futures Contracts on the KCBT, totaling 68 futures contracts.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the three months ended March 31, 2017 and 2016, no Trust Series incurred any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2017, are estimated to be a total of $539,350 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for year ended December 31, 2017 are estimated to be a total of $71,700, CPER’s portion of such fees and expenses for year ended December 31, 2017 are estimated to be a total of $1,500 and USAG’s portion of such fees and expenses for year ended December 31, 2017 are estimated to be a total of $1,500.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $650,000 for the year ended December 31, 2017 for USCI, $40,000 for the year ended December 31, 2017 for CPER, and $40,000 for the year ended December 31, 2017 for USAG. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5– Contracts and Agreements below. In addition, USCF pays certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2017, USCF waived $17,779 in expenses for CPER and $18,575 for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

Brokerage and Futures Commission Merchant Agreements

On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). WFS is referred to as the “Futures Commissions Merchant” or “FCM.” The agreements require the FCM to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for each Trust Series’ account. In accordance with the agreement, the FCM charges each Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Total commissions accrued to brokers	$199,606	$176,687
Total commissions as an annualized percentage of average total net assets	0.14%	0.14%
Commissions accrued as a result of rebalancing	$188,779	$172,946
Percentage of commissions accrued as a result of rebalancing	94.58%	97.88%
Commissions accrued as a result of creation and redemption activity	$10,827	$3,741
Percentage of commissions accrued as a result of creation and redemption activity	5.42%	2.12%

The increase in USCI’s total commissions accrued to brokers for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily due to an increase in the number of contracts traded during the rebalancing periods.

CPER

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Total commissions accrued to brokers	$2,236	$681
Total commissions as an annualized percentage of average total net assets	0.10%	0.13%
Commissions accrued as a result of rebalancing	$1,697	$585
Percentage of commissions accrued as a result of rebalancing	75.89%	85.90%
Commissions accrued as a result of creation and redemption activity	$539	$96
Percentage of commissions accrued as a result of creation and redemption activity	24.11%	14.10%

CPER’s total commissions accrued to brokers for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, increased due to the higher level of creation activity during the quarter.

USAG

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Total commissions accrued to brokers	$491	$596
Total commissions as an annualized percentage of average total net assets	0.10%	0.12%
Commissions accrued as a result of rebalancing	$491	$596
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

USAG’s total commissions accrued to brokers for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, decreased slightly due to the contracts traded during the rebalancing periods.

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

Each Trust Series may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through March 31, 2017. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2017 and December 31, 2016, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2017 and December 31, 2016, USCI held cash deposits and investments in Treasuries in the amounts of $547,369,395 and $641,316,546, respectively, with the custodian and FCM. As of March 31, 2017 and December 31, 2016, CPER held cash deposits and investments in Treasuries in the amounts of $14,737,735 and $5,640,820, respectively, with the custodian and FCM. As of March 31, 2017 and December 31, 2016, USAG held cash deposits and investments in Treasuries in the amounts of $1,908,892 and $1,989,821, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the three months ended March 31, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$40.02	$40.52
Total income (loss)	(0.71)	0.00 †
Net expenses	(0.10)	(0.11)
Net increase (decrease) in net asset value	(0.81)	(0.11)
Net asset value, end of period	$39.21	$40.41

Total Return	(2.02)%	(0.27)%

Ratios to Average Net Assets
Total income (loss)	(1.64)%	(0.15)%
Management fees*	0.80%**	0.80%**
Total expenses excluding management fees*	0.21%	0.28%
Expenses waived*	— %**	— %**
Net expenses excluding management fees*	0.21%	0.28%
Net income (loss)	(1.89)%	(0.41)%

*	Annualized.
**	Effective January 1, 2016 USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
†	Amount represents less than $0.005 per share.

CPER

	For the three months ended March 31, 2017 (Unaudited)		For the three months ended March 31, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$16.36		$14.24
Total income (loss)	0.98		0.32
Net expenses	(0.03)		(0.03)
Net increase (decrease) in net asset value	0.95		0.29
Net asset value, end of period	$17.31		$14.53

Total Return	5.81%		2.04%

Ratios to Average Net Assets
Total income (loss)	4.18%		0.69%
Management fees*	0.65	%**	0.65	%**
Total expenses excluding management fees*	0.92%		3.16%
Expenses waived*	(0.77	)%**†	(3.01	)%**†
Net expenses excluding management fees*	0.15%		0.15%
Net income (loss)	3.98%		0.49%

*	Annualized.
**	Effective January 1, 2016 USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.
†	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

USAG

	For the three months ended March 31, 2017 (Unaudited)		For the three months ended March 31, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$19.01		$19.80
Total income (loss)	(0.10)		(0.11)
Net expenses	(0.04)		(0.04)
Net increase (decrease) in net asset value	(0.14)		(0.15)
Net asset value, end of period	$18.87		$19.65

Total Return	(0.74)%		(0.76)%

Ratios to Average Net Assets
Total income (loss)	(0.52)%		(0.57)%
Management fees*	0.65	%**	0.65	%**
Total expenses excluding management fees*	4.02%		3.25%
Expenses waived*	(3.87	)%**†	(3.10	)%**†
Net expenses excluding management fees*	0.15%		0.15%
Net income (loss)	(0.73)%		(0.77)%

*	Annualized.
**	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG.
†	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

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

The following table summarizes the valuation of USCI’s securities at March 31, 2017 using the fair value hierarchy:

At March 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$449,294,400	$449,294,400	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,220,313)	(1,220,313)	—	—
United States Contracts	3,361,890	3,361,890	—	—

During the three months ended March 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$514,192,445	$514,192,445	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(3,366,242)	(3,366,242)	—	—
United States Contracts	5,421,702	5,421,702	—	—

During the year ended December 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at March 31, 2017 using the fair value hierarchy:

At March 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$10,569,441	$10,569,441	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(44,075)	(44,075)	—	—

During the three months ended March 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$4,541,320	$4,541,320	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	88,575	88,575	—	—

During the year ended December 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at March 31, 2017 using the fair value hierarchy:

At March 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,398,228	$1,398,228	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(43,020)	(43,020)	—	—
United States Contracts	(11,710)	(11,710)	—	—

During the three months ended March 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$1,397,843	$1,397,843	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(90,442)	(90,442)	—	—
United States Contracts	742	742	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$2,141,577	$2,055,460

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$(44,075)	$88,575

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$(54,730)	$(89,700)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the three months ended March 31, 2017		For the three months ended March 31, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(10,160,460)		$(15,199,289)
	Change in unrealized gain (loss) on open contracts		$86,117		$14,127,444

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the three months ended March 31, 2017		For the three months ended March 31, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$511,350		$(248,876)
	Change in unrealized gain (loss) on open contracts		$(132,650)		$262,238

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the three months ended March 31, 2017		For the three months ended March 31, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(47,670)		$24,010
	Change in unrealized gain (loss) on open contracts		$34,970		$(37,208)

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its’ per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of March 31, 2017, USCI held 1,934 Futures Contracts on the NYMEX, 3,805 Futures Contracts on the ICE Futures, 1,235 Futures Contracts on the CBOT, 882 Futures Contracts on the CME, 8,502 Futures Contracts on the LME and 1,322 Futures Contracts on the COMEX, totaling 17,680 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of March 31, 2017, CPER held 219 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of March 31, 2017, USAG held 30 Futures Contracts on the ICE Futures, 28 Futures Contracts on the CBOT, 9 Futures Contracts on the CME, and 1 Futures Contracts on the KCBT, totaling 68 futures contracts.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of March 31, 2017, USCI held 1,934 Futures Contracts on the NYMEX, 3,805 Futures Contracts on the ICE Futures, 1,235 Futures Contracts on the CBOT, 882 Futures Contracts on the CME, 8,502 Futures Contracts on the LME and 1,322 Futures Contracts on the COMEX, totaling 17,680 futures contracts. As of March 31, 2017, CPER held 219 Futures Contracts on the COMEX. As of March 31, 2017, USAG held 30 Futures Contracts on the ICE Futures, 28 Futures Contracts on the CBOT, 9 Futures Contracts on the CME, and 1 Futures Contracts on the KCBT, totaling 68 futures contracts. For the three months ended March 31, 2017, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2017, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which the market participant controls the trading decisions with all positions for which the participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant (the “Aggregation Rules”). The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

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

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940 on July 23, 2014, which became effective on October 14, 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as those of the Trust. The new rule requires institutional prime MMFs to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating net asset value per share” or “floating NAV”). Government and retail funds can continue to use the amortized cost method to value their portfolio securities. Additionally, liquidity fees and gates allow an MMF’s board of directors to directly address runs on a fund. MMFs’ boards of directors are required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates (temporary suspension of redemptions). The fees and gates could be imposed on a fund whose portfolios fail to meet certain liquidity thresholds although they are optional for government MMFs. The Trust Series currently invest in government MMFs, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Oil Futures Contracts. The Trust Series do not hold any non-government MMFs and, currently, do not anticipate investing in any non-government MMFs. The new rule further decreases the likelihood that the Trust Series would invest in any non-governmental MMFs. However, if the Trust Series were to make investments in non-government MMFs in the future, such investments could negatively impact the Trust Series because of the changes to MMFs resulting from the new rule.

Commodity Markets

Commodity Futures Price Movements

Three months ended March 31, 2017

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a downward trend during the three months ended March 31, 2017. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	(1.42)%
S&P GSCI Commodity Index Total Return(2)	(5.05)%
Bloomberg Commodity Index Total ReturnSM(2)	(2.33)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(3.57)%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2016 was $1,262.46. As of March 31, 2017, the value of the SDCI was $1,244.52, down approximately (1.42)% over the three months ended March 31, 2017.

The return of approximately (1.42)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $40.02 and ended the period at $39.21 on March 31, 2017, a decrease of approximately (2.02)% over the period. USCI’s per share NAV reached its high for the period on January 24, 2017 at $40.93 and reached its low for the period on March 14, 2017 at $38.56. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s NAV.

Copper Markets

Copper Futures Price Movements

Three months ended March 31, 2017

As measured by the two major copper indexes, copper futures prices exhibited daily swings with an upward trend during the three months ended March 31, 2017. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	6.44%
Bloomberg Copper Subindex Total Return(2)	5.48%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2016 was $815.94. As of March 31, 2017, the value of the SCI was $868.48, up approximately 6.44% over the three months ended March 31, 2017.

The return of approximately 6.44% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $16.36 and ended the period at $17.31 on March 31, 2017, an increase of approximately 5.81% over the period. CPER’s per share NAV reached its high for the period on February 13, 2017 at $18.19 and reached its low for the period on January 3, 2017 at $16.25. See “Tracking the Each Trust Series’ Benchmark” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets

Agriculture Futures Price Movements

Three months ended March 31, 2017

As measured by the three major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a downward trend during the three months ended March 31, 2017. The table below compares the total returns of the SDAI to the two major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	(0.91)%
Bloomberg Agriculture Subindex Total ReturnSM(2)	(2.97)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(0.85)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDAI as of December 31, 2016 was $273.11. As of March 31, 2017, the value of the SDAI was $270.63, down approximately (0.91)% over the three months ended March 31, 2017.

The return of approximately (0.91)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $19.01 and ended the period at $18.87 on March 31, 2017, a decrease of approximately (0.74)% over the period. USAG’s per share NAV reached its high for the period on January 23, 2017 at $20.07 and reached its low for the period on March 30, 2017 at $18.86. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USAG’s per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of March 31, 2017, USCI had issued 30,000,000 shares, 14,000,000 of which were outstanding. As of March 31, 2017, there were 20,000,000 remaining shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of March 31, 2017, CPER had issued 1,050,000 shares, 850,000 of which were outstanding. As of March 31, 2017, there were 28,950,000 remaining shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of March 31, 2017, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of March 31, 2017, there were 19,800,000 remaining shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

Unlike funds that are registered under the Investment Company Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2017, USCI, CPER and USAG had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Three Months ended March 31, 2017 Compared to the Three Months ended March 31, 2016

USCI

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Average daily total net assets	$572,292,286	$502,270,389
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$704,289	$337,983
Annualized yield based on average daily total net assets	0.50%	0.27%
Management fee	$1,128,905	$999,051
Total fees and other expenses excluding management fees	$324,244	$349,700
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$199,606	$176,687
Total commissions as annualized percentage of average total net assets	0.14%	0.14%
Commissions accrued as a result of rebalancing	$188,779	$172,946
Percentage of commissions accrued as a result of rebalancing	94.58%	97.88%
Commissions accrued as a result of creation and redemption activity	$10,827	$3,741
Percentage of commissions accrued as a result of creation and redemption activity	5.42%	2.12%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

USCI’s total fees and expenses excluding management fees for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, decreased as a result of a decrease in certain operating expenses.

USCI’s total commissions accrued to brokers for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, increased primarily due to an increase in the number of contracts traded during the rebalancing periods.

CPER

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Average daily total net assets	$9,390,865	$2,172,933
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$11,796	$1,265
Annualized yield based on average daily total net assets	0.51%	0.23%
Management fee	$15,051	$3,512
Total fees and other expenses excluding management fees	$21,254	$17,050
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$17,779	$16,334
Expenses before the allowance for the expense waiver	$36,305	$20,562
Expenses after allowance for the expense waiver	$18,526	$4,228
Total commissions accrued to brokers	$2,236	$681
Total commissions as annualized percentage of average total net assets	0.10%	0.13%
Commissions accrued as a result of rebalancing	$1,697	$585
Percentage of commissions accrued as a result of rebalancing	75.89%	85.90%
Commissions accrued as a result of creation and redemption activity	$539	$96
Percentage of commissions accrued as a result of creation and redemption activity	24.11%	14.10%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

CPER’s total fees and expenses excluding management fees for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, increased as a result of higher other expense.

CPER’s total commissions accrued to brokers for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, increased due to the creation activity during the quarter.

USAG

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Average daily total net assets	$1,951,765	$1,939,398
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,318	$1,231
Annualized yield based on average daily total net assets	0.48%	0.26%
Management fee	$3,128	$3,134
Total fees and other expenses excluding management fees	$19,369	$15,668
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$18,575	$14,946
Expenses before the allowance for the expense waiver	$22,497	$18,802
Expenses after allowance for the expense waiver	$3,922	$3,856
Total commissions accrued to brokers	$491	$596
Total commissions as annualized percentage of average total net assets	0.10%	0.12%
Commissions accrued as a result of rebalancing	$491	$596
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

USAG’s total fees and expenses excluding management fees for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, increased as a result of an increase in certain operating expenses.

USAG’s total commissions accrued to brokers for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, decreased due to the number of contracts traded during the rebalancing periods.

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

USCI

For the 30-valuation days ended March 31, 2017, the simple average daily change in the SDCI was (0.079)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.093)%. The average daily difference was (0.014) % (or (1.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (8.00)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. When the benchmark movement is small, small differences are magnified. On a daily basis, USCI is tracking very close to its benchmark.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to March 31, 2017, the simple average daily change in the SDCI was (0.005)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.011)%. The average daily difference was (0.006) % (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (8.94)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended March 31, 2017. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended March 31, 2017.

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

For the three months ended March 31, 2017, the actual total return of USCI as measured by changes in its per share NAV was (2.02)%. This is based on an initial per share NAV of $40.02 on December 31, 2016 and an ending per share NAV as of March 31, 2017 of $39.21. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $39.45 as of March 31, 2017, for a total return over the relevant time period of (1.42)%. The difference between the actual per share NAV total return of USCI of (2.02)% and the expected total return based on the SDCI of (1.42)% was an error over the time period of (0.60)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

By comparison, for the three months ended March 31, 2016, the actual total return of USCI as measured by changes in its per share NAV was (0.27)%. This was based on an initial per share NAV of $40.52 on December 31, 2015 and an ending per share NAV as of March 31, 2016 of $40.41. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $40.48 as of March 31, 2016, for a total return over the relevant time period of (0.10)%. The difference between the actual per share NAV total return of USCI of (0.27)% and the expected total return based on the SDCI of (0.10)% was an error over the time period of (0.17)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended March 31, 2017, the simple average daily change in the SCI was (0.089)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.093)%. The average daily difference was (0.004) % (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (1.80)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to March 31, 2017, the simple average daily change in the SCI was (0.015)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.019)%. The average daily difference was (0.004) % (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.50)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period March 31, 2017. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended March 31, 2017.

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

For the three months ended March 31, 2017, the actual total return of CPER as measured by changes in its per share NAV was 5.81%. This is based on an initial per share NAV of $16.36 as of December 31, 2016 and an ending per share NAV as of March 31, 2017 of $17.31. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.41 as of March 31, 2017, for a total return over the relevant time period of 6.42%. The difference between the actual per share NAV total return of CPER of 5.81% and the expected total return based on the SCI of 6.42% was an error over the time period of (0.61)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

By comparison, the three months ended March 31, 2016, the actual total return of CPER as measured by changes in its per share NAV was 2.04%. This was based on an initial per share NAV of $14.24 as of December 31, 2015 and an ending per share NAV as of March 31, 2016 of $14.53. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $14.54 as of March 31, 2016, for a total return over the relevant time period of 2.14%. The difference between the actual per share NAV total return of CPER of 2.04% and the expected total return based on the SCI of 2.14% was an error over the time period of (0.10)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

USAG

For the 30-valuation days ended March 31, 2017, the simple average daily change in the SDAI was (0.153)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.147)%. The average daily difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was (3.72)%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. When the benchmark movement is small, small differences are magnified. On a daily basis, USAG is tracking very close to its benchmark.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to March 31, 2017, the simple average daily change in the SDAI was (0.018)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.020)%. The average daily difference was (0.002) % (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 6.31%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended March 31, 2017. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the SDAI for the five years ended March 31, 2017.

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

For the three months ended March 31, 2017, the actual total return of USAG as measured by changes in its per share NAV was (0.74)%. This is based on an initial per share NAV of $19.01 as of December 31, 2016 and an ending per share NAV as of March 31, 2017, of $18.87. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $18.84 as of March 31, 2017, for a total return over the relevant time period of (0.89)%. The difference between the actual per share NAV total return of USAG of (0.74)% and the expected total return based on the SDAI of (0.89)% was an error over the time period of 0.15%, which is to say that USAG’s actual total return outperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses usually cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI. In this case the NAV for USAG outperformed its benchmark.

By comparison, for the three months ended March 31, 2016, the actual total return of USAG as measured by changes in its per share NAV was (0.76)%. This was based on an initial per share NAV of $19.80 as of December 31, 2015 and an ending per share NAV as of March 31, 2016, of $19.65. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $19.70 as of March 31, 2016, for a total return over the relevant time period of (0.48)%. The difference between the actual per share NAV total return of USAG of (0.76)% and the expected total return based on the SDAI of (0.48)% was an error over the time period of (0.28)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Index at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the three months ended March 31, 2017. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

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

Fourth, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2017, none of the Trust Series held any Other Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of March 31, 2017.

SDCI Commodity Weights

as of March 31, 2017

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2007 through March 31, 2017.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from January 1, 2007 through March 31, 2017 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from January 1, 2007 through March 31, 2017

Year	Ending Level*	Annual Return
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017 (YTD)	1,244.52	(1.42)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index SM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2007-3/31/2017 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2017.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through March 31, 2017
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	11.80%	(24.97)%	147.80%	453.07%
Average annual return (total)	2.26%	1.76%	6.89%	10.71%
Annualized volatility	16.55%	23.05%	19.00%	15.13%
Annualized Sharpe ratio	0.01	(0.01)	0.25	0.56

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through March 31, 2017 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2017; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2007 and March 31, 2017.

Ten Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2007-3/31/2017)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2012-3/31/2017)

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of March 31, 2017.

SCI Contract Weights

as of March 31, 2017

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2007 through March 31, 2017.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the SCI would have performed from January 1, 2007 through March 31, 2017 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCI for the period

from January 1, 2007 through March 31, 2017

Year	Ending Level*	Annual Return
2007	1,059.17	16.25%
2008	497.18	(53.06)%
2009	1,153.12	131.93%
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,223.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	5.84%
2017 (YTD)	868.48	6.44%

*	The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2007-3/31/2017 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCI in comparison with the actual total return of a major index from December 31, 1997 through March 31, 2017.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through March 31, 2017
	BCOMHGTR	Spot Copper (less storage)	SCI TR
Total return	271.29%	94.44%	454.58%
Average Annual return (total)	13.91%	9.98%	16.69%
Annualized volatility	27.01%	26.06%	26.43%
Annualized Sharpe ratio	0.44	0.31	0.55

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCI from December 31, 1997 through March 31, 2017 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM (BCOMHGTR), (formerly known as Bloomberg Copper Subindex Total Return as of July 1, 2014) and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2017; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of a major index and spot copper prices (less storage cost) between March 31, 2007 and March 31, 2017.

Ten Year Comparison of Index Returns of

BCOMHGTR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (3/31/2007-3/31/2017)

Source: SHIM, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison of Index Returns of

BCOMHGTR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (3/31/12-3/31/17)

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the SDAI as of March 31, 2017.

SDAI Commodity Weights

as of March 31, 2017

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

The table and chart below show the hypothetical performance of the SDAI from January 1, 2007 through March 31, 2017.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from January 1, 2007 through March 31, 2017 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from January 1, 2007 through March 31, 2017

Year	Ending Level*	Annual Return
2007	315.85	21.59%
2008	261.02	(17.36)%
2009	282.24	8.13%
2010	377.90	33.89%
2011	348.78	(7.71)%
2012	360.61	3.39%
2013	324.11	(10.12)%
2014	329.88	1.78%
2015	285.01	(13.60)%
2016	273.11	(4.18)%
2017 (YTD)	270.63	(0.91)%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1/1/2007-3/31/2017 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through March 31, 2017.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through March 31, 2017
	BCOM Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	(40.20)%	(66.67)%	(23.78)%	25.58%
Average annual return (total)	(1.48)%	(4.22)%	(0.44)%	1.94%
Annualized volatility	20.11%	20.89%	19.35%	15.07%
Annualized Sharpe ratio	(0.17)	(0.29)	(0.12)	(0.00)

The table above shows the performance of the SDAI from December 31, 1997 through March 31, 2017 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Subindex Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Subindex Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through March 31, 2017; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes between March 31, 2007 and March 31, 2017.

Ten Year Comparison of Index Returns of the BCOM Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(3/31/07-3/31/17)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(3/31/12-3/31/17)

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2017, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2017, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the three months ended March 31, 2017, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Such Futures Contracts are denominated in U.S. dollars. During the three months ended March 31, 2017, CPER did not make investments on any foreign exchanges. During the three months ended March 31, 2017, the only foreign exchange on which USAG made investments was the ICE Futures. Such Futures Contracts are denominated in U.S. dollars except Canola, which is denominated in Canadian dollars.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2017, each of USCI, CPER and USAG held cash deposits and investments in Treasuries in the amount of $547,369,395, $14,737,735 and $1,908,892 respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2017, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of March 31, 2017 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to the FCM in connection with its transactions in Futures Contracts. For the three months ended March 31, 2017, FCM fees were approximately 0.14% of average daily total net assets for USCI, approximately 0.10% of average daily total net assets for CPER, and approximately 0.10% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by each CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s or USAG’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER or USAG.

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

As of March 31, 2017, USCI’s portfolio consisted of 17,680 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 219 Futures Contracts traded on the COMEX and USAG’s portfolio consisted of 68 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see www.uscfinvestments.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER and USAG during the three months ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

USCI, USAG, and CPER are exposed to commodity price risk. In particular, each Trust Series is exposed to commodity risk of the commodities that comprise the Applicable Index for such Trust Series through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that each Trust Series holds in its portfolio, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are expected to directly affect the value of the shares of the Trust Series.

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

During the three month reporting period ended March 31, 2017, no series of the Trust limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 10, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 47 baskets (comprising 2,350,000 shares) during the first quarter of the year ended March 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/17 to 1/31/17	1,700,000	$40.31
2/1/17 to 2/28/17	400,000	$40.31
3/1/17 to 3/31/17	250,000	$39.07
Total	2,350,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed no baskets during the first quarter of the year ended March 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/17 to 1/31/17	0	$	NA
2/1/17 to 2/28/17	0	$	NA
3/1/17 to 3/31/17	0	$	NA
Total	0

(e)	USAG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USAG redeemed no baskets during the first quarter of the year ended March 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/17 to 1/31/17	0	$	NA
2/1/17 to 2/28/17	0	$	NA
3/1/17 to 3/31/17	0	$	NA
Total	0

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

Date: May 5, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 5, 2017

