Form 10-Q
period 2017-06-30
United States Commodity Index Funds Trust
filed 2017-08-07
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes ☒   No

The number of shares outstanding of each series of the registrant as of August 2, 2017 are included in the table below:

Number of Outstanding Shares as of August 2, 2017
United States Commodity Index Fund	12,400,000
United States Copper Index Fund	550,000
United States Agriculture Index Fund	100,000
Total	13,050,000

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at June 30, 2017 (Unaudited) and December 31, 2016	2

Condensed Schedules of Investments (Unaudited) at June 30, 2017	6

Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2017 and 2016	9

Condensed Statements of Changes in Capital (Unaudited) for the six months ended June 30, 2017 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the six months ended June 30, 2017	13

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016	17

Notes to Condensed Financial Statements for the period ended June 30, 2017 (Unaudited)	21

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2017 (Unaudited) and December 31, 2016

United States Commodity Index Fund

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 6)	$434,907,741	$601,266,026
Equity in trading accounts:
Cash and cash equivalents	56,851,214	40,050,520
Unrealized gain (loss) on open commodity futures contracts	(12,350,339)	2,055,460
Interest receivable	–	1,261
Directors' fees and insurance receivable	9,990	–
ETF transaction fees receivable	–	350

Total assets	$479,418,606	$643,373,617

Liabilities and Capital
Payable for shares redeemed	$–	$6,015,383
Management fees payable (Note 4)	317,032	445,163
Professional fees payable	270,888	560,068
Brokerage commissions payable	43,305	54,015
Directors' fees and insurance payable	–	6,164

Total liabilities	631,225	7,080,793

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	478,787,381	636,292,824
Total Capital	478,787,381	636,292,824

Total liabilities and capital	$479,418,606	$643,373,617

Shares outstanding	12,450,000	15,900,000
Net asset value per share	$38.46	$40.02
Market value per share	$38.49	$40.00

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2017 (Unaudited) and December 31, 2016

United States Copper Index Fund

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 6)	$11,978,901	$5,387,655
Equity in trading accounts:
Cash and cash equivalents	775,887	253,165
Unrealized gain (loss) on open commodity futures contracts	385,713	88,575
Receivable from Sponsor (Note 4)	25,086	75,640
Directors' fees and insurance receivable	574	–

Total assets	$13,166,161	$5,805,035

Liabilities and Capital
Management fees payable (Note 4)	$6,789	$3,038
Professional fees payable	30,688	77,296
Directors' fees and insurance payable	–	47

Total liabilities	37,477	80,381

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	13,128,684	5,724,654
Total Capital	13,128,684	5,724,654

Total liabilities and capital	$13,166,161	$5,805,035

Shares outstanding	750,000	350,000
Net asset value per share	$17.50	$16.36
Market value per share	$17.46	$16.35

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2017 (Unaudited) and December 31, 2016

United States Agriculture Index Fund

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 6)	$1,672,474	$1,781,515
Equity in trading accounts:
Cash and cash equivalents	195,861	208,306
Unrealized gain (loss) on open commodity futures contracts	2,178	(89,700)
Receivable from Sponsor (Note 4)	22,554	72,173
Directors' fees and insurance receivable	793	–

Total assets	$1,893,860	$1,972,294

Liabilities and Capital
Management fees payable (Note 4)	$2,058	$2,129
Professional fees payable	22,767	69,395
Directors' fees and insurance payable	–	15

Total liabilities	24,825	71,539

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	1,869,035	1,900,755
Total Capital	1,869,035	1,900,755

Total liabilities and capital	$1,893,860	$1,972,294

Shares outstanding	100,000	100,000
Net asset value per share	$18.69	$19.01
Market value per share	$17.56	$18.07

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2017 (Unaudited) and December 31, 2016

United States Commodity Index Funds Trust

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 6)	$448,559,116	$608,435,196
Equity in trading accounts:
Cash and cash equivalents	57,822,962	40,511,991
Unrealized gain (loss) on open commodity futures contracts	(11,962,448)	2,054,335
Interest receivable	–	1,261
Receivable from Sponsor (Note 4)	47,640	147,813
Directors' fees and insurance receivable	11,357	–
ETF transaction fees receivable	–	350

Total assets	$494,478,627	$651,150,946

Liabilities and Capital
Payable for shares redeemed	$–	$6,015,383
Management fees payable (Note 4)	325,879	450,330
Professional fees payable	324,343	706,759
Brokerage commissions payable	43,305	54,015
Directors' fees and insurance payable	–	6,226

Total liabilities	693,527	7,232,713

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	–	–
Shareholders	493,785,100	643,918,233
Total Capital	493,785,100	643,918,233

Total liabilities and capital	$494,478,627	$651,150,946

Shares outstanding	13,300,000	16,350,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2017

United States Commodity Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Nickel Futures LN July 2017 contracts, expiring July 2017	695	$(8,858,084)	(1.85)
LME Nickel Futures LN August 2017 contracts, expiring August 2017	605	308,683	0.07
LME Lead Futures LL September 2017 contracts, expiring September 2017	809	(655,469)	(0.14)
LME Tin Futures LT September 2017 contracts, expiring September 2017	413	430,570	0.09
LME Tin Futures LT November 2017 contracts, expiring November 2017	414	(309,035)	(0.06)
LME Zinc Futures LX November 2017 contracts, expiring November 2017	605	(923,912)	(0.19)
ICE-US Cotton #2 Futures CT December 2017 contracts, expiring December 2017	992	(2,565,225)	(0.54)
LME Aluminum Futures LA February 2018 contracts, expiring February 2018	826	(796,037)	(0.17)
	5,359	(13,368,509)	(2.79)
United States Contracts
NYMEX RBOB Gasoline Futures RB October 2017 contracts, expiring September 2017	593	(1,567,541)	(0.33)
CME Lean Hogs Futures LH October 2017 contracts, expiring October 2017	1,241	1,112,557	0.23
COMEX Gold Futures GC October 2017 contracts, expiring October 2017	268	(120,600)	(0.03)
CME Live Cattle Futures LC October 2017 contracts, expiring October 2017	744	(521,170)	(0.11)
CBOT Soybean Oil Futures BO December 2017 contracts, expiring December 2017	1,719	584,358	0.12
COMEX Copper Futures HG December 2017 contracts, expiring December 2017	501	(1,888)	0.00 *
CME Feeder Cattle Futures FC January 2018 contracts, expiring January 2018	490	423,125	0.09
NYMEX Natural Gas Futures NG February 2018 contracts, expiring January 2018	998	696,980	0.15
	6,554	605,821	0.12
Open Futures Contracts - Short**
Foreign Contracts
LME Nickel Futures LN July 2017 contracts, expiring July 2017	695	3,345,169	0.70
LME Lead Futures LL September 2017 contracts, expiring September 2017	223	(292,530)	(0.06)
LME Tin Futures LT September 2017 contracts, expiring September 2017	413	(2,198,759)	(0.46)
LME Tin Futures LT November 2017 contracts, expiring November 2017	65	(7,682)	0.00 *
LME Zinc Futures LX November 2017 contracts, expiring November 2017	116	(410,679)	(0.09)
LME Aluminum Futures LA February 2018 contracts, expiring February 2018	118	(23,170)	0.00 *
	1,630	412,349	0.09
Total Open Futures Contracts***	13,543	$(12,350,339)	(2.58)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.62%, 7/06/2017	$40,000,000	$39,996,583	8.35
0.60%, 7/27/2017	20,000,000	19,991,405	4.18
0.88%, 8/03/2017	5,000,000	4,995,990	1.04
0.65%, 8/17/2017	5,000,000	4,995,757	1.04
0.76%, 8/31/2017	15,000,000	14,980,810	3.13
0.84%, 9/07/2017	10,000,000	9,984,133	2.09
0.89%, 9/21/2017	10,000,000	9,979,728	2.08
0.89%, 9/28/2017	15,000,000	14,966,996	3.13
0.96%, 10/05/2017	5,000,000	4,987,267	1.04
0.92%, 10/12/2017	10,000,000	9,973,821	2.08
0.91%, 10/19/2017	18,000,000	17,950,225	3.75
0.95%, 10/26/2017	30,000,000	29,907,375	6.25
0.97%, 11/02/2017	25,000,000	24,916,903	5.20
1.01%, 11/09/2017	10,000,000	9,963,429	2.08
0.98%, 11/16/2017	25,000,000	24,906,083	5.20
1.05%, 11/24/2017	10,000,000	9,957,619	2.08
1.08%, 12/07/2017	10,000,000	9,952,742	2.08
1.09%, 12/14/2017	25,000,000	24,875,500	5.20
1.11%, 12/21/2017	10,000,000	9,947,139	2.08
1.10%, 12/28/2017	15,000,000	14,917,875	3.12
0.83%, 2/01/2018	10,000,000	9,950,729	2.08
1.00%, 3/01/2018	5,000,000	4,966,419	1.04
1.01%, 3/29/2018	10,000,000	9,924,459	2.07
1.07%, 4/26/2018	20,000,000	19,824,130	4.14
1.15%, 5/24/2018	10,000,000	9,896,450	2.07
1.20%, 6/21/2018	10,000,000	9,883,146	2.06
Total Cash Equivalents		$376,592,713	78.66

* Represents less than 0.005%.

** All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

*** Collateral amounted to $56,851,214 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2017

United States Copper Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG September 2017 contracts, expiring September 2017	97	$293,275	2.23
COMEX Copper Futures HG December 2017 contracts, expiring December 2017	96	92,438	0.71
Total Open Futures Contracts*	193	$385,713	2.94

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.62%, 7/06/2017	$250,000	$249,979	1.90
0.59%, 7/13/2017	500,000	499,902	3.81
0.61%, 7/20/2017	250,000	249,920	1.90
0.60%, 7/27/2017	500,000	499,785	3.81
0.63%, 8/03/2017	250,000	249,857	1.90
0.61%, 8/10/2017	200,000	199,864	1.52
0.65%, 8/17/2017	250,000	249,788	1.90
0.67%, 8/24/2017	300,000	299,698	2.28
0.76%, 8/31/2017	300,000	299,616	2.28
0.84%, 9/07/2017	750,000	748,810	5.70
0.86%, 9/14/2017	750,000	748,656	5.70
0.87%, 9/21/2017	750,000	748,514	5.70
0.89%, 9/28/2017	500,000	498,900	3.80
0.90%, 10/05/2017	750,000	748,210	5.70
0.92%, 10/12/2017	300,000	299,215	2.28
0.91%, 10/19/2017	400,000	398,894	3.04
0.95%, 10/26/2017	250,000	249,228	1.90
0.97%, 11/02/2017	200,000	199,335	1.52
0.98%, 11/16/2017	200,000	199,249	1.52
1.05%, 11/24/2017	300,000	298,729	2.28
1.09%, 12/14/2017	100,000	99,502	0.76
1.11%, 12/21/2017	200,000	198,943	1.52
0.92%, 1/04/2018	250,000	248,818	1.90
0.82%, 2/01/2018	200,000	199,030	1.52
1.02%, 3/01/2018	500,000	496,600	3.78
1.02%, 3/29/2018	250,000	248,099	1.89
1.06%, 4/26/2018	200,000	198,264	1.51
1.17%, 5/24/2018	100,000	98,951	0.75
1.19%, 6/21/2018	100,000	98,836	0.75
Total Cash Equivalents		$9,823,192	74.82

* Collateral amounted to $775,887 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At June 30, 2017

United States Agriculture Index Fund

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Cocoa Futures CC September 2017 contracts, expiring September 2017	4	$(6,390)	(0.34)
ICE-US Sugar #11 Futures SB October 2017 contracts, expiring September 2017	10	(13,485)	(0.72)
ICE-Canola Futures RS November 2017 contracts, expiring November 2017	12	2,203	0.12
ICE-US Cotton #2 Futures CT December 2017 contracts, expiring December 2017	4	(8,595)	(0.46)
ICE-US Coffee-C Futures KC December 2017 contracts, expiring December 2017	3	(8,512)	(0.46)
	33	(34,779)	(1.86)
United States Contracts
CME Lean Hogs Futures LH August 2017 contracts, expiring August 2017	5	9,570	0.51
CBOT Wheat Futures W September 2017 contracts, expiring September 2017	5	16,350	0.88
CME Feeder Cattle Futures FC September 2017 contracts, expiring September 2017	1	650	0.03
CBOT Soybean Oil Futures BO October 2017 contracts, expiring October 2017	5	3,570	0.19
CME Live Cattle Futures LC October 2017 contracts, expiring October 2017	5	(3,300)	(0.18)
CBOT Soybean Futures S November 2017 contracts, expiring November 2017	4	(5,488)	(0.29)
CBOT Corn Futures C December 2017 contracts, expiring December 2017	10	3,287	0.18
KCBT Hard Red Winter Wheat Futures KW December 2017 contracts, expiring December 2017	4	10,088	0.54
CBOT Soybean Meal Futures SM January 2018 contracts, expiring January 2018	2	2,230	0.12
	41	36,957	1.98
Total Open Futures Contracts*	74	$2,178	0.12

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.62%, 7/06/2017	$250,000	$249,979	13.37
0.85%, 8/03/2017	100,000	99,922	5.35
0.65%, 8/17/2017	250,000	249,788	13.36
0.98%, 9/21/2017	100,000	99,777	5.34
0.95%, 10/05/2017	100,000	99,748	5.34
0.97%, 11/02/2017	100,000	99,668	5.33
0.98%, 11/16/2017	100,000	99,624	5.33
1.05%, 11/24/2017	100,000	99,576	5.33
1.11%, 12/21/2017	100,000	99,471	5.32
Total Cash Equivalents		$1,197,553	64.07

* Collateral amounted to $195,861 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2017 and 2016

United States Commodity Index Fund

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$3,892,126	$30,228,101	$(6,268,334)	$15,028,812
Change in unrealized gain (loss) on open positions	(14,491,916)	6,381,712	(14,405,799)	20,509,156
Interest income	875,584	455,142	1,579,873	793,125
ETF transaction fees	5,250	6,300	9,450	8,750

Total income (loss)	(9,718,956)	37,071,255	(19,084,810)	36,339,843

Expenses
Management fees (Note 4)	1,039,615	1,115,215	2,168,520	2,114,266
Professional fees	215,810	138,443	301,920	288,404
Brokerage commissions	152,400	183,218	352,006	359,905
Directors' fees and insurance	16,810	14,143	33,919	37,195

Total expenses	1,424,635	1,451,019	2,856,365	2,799,770

Net income (loss)	$(11,143,591)	$35,620,236	$(21,941,175)	$33,540,073
Net income (loss) per share	$(0.75)	$2.66	$(1.56)	$2.55
Net income (loss) per weighted average share	$(0.82)	$2.66	$(1.58)	$2.58
Weighted average shares outstanding	13,546,703	13,407,692	13,924,586	13,011,813

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2017 and 2016

United States Copper Index Fund

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(339,575)	$2,826	$171,775	$(246,050)
Change in unrealized gain (loss) on open positions	429,788	(1,375)	297,138	260,863
Interest income	23,864	2,201	35,660	3,466
ETF transaction fees	350	–	2,100	350

Total income (loss)	114,427	3,652	506,673	18,629

Expenses
Management fees (Note 4)	22,257	4,568	37,308	8,080
Professional fees	10,545	18,502	29,297	34,779
Brokerage commissions	1,344	215	3,580	896
Directors' fees and insurance	554	130	820	222

Total expenses	34,700	23,415	71,005	43,977

Expense waiver (Note 4)	(7,307)	(17,699)	(25,086)	(34,033)

Net expenses	27,393	5,716	45,919	9,944

Net income (loss)	$87,034	$(2,064)	$460,754	$8,685
Net income (loss) per share	$0.19	$(0.01)	$1.14	$0.28
Net income (loss) per weighted average share	$0.11	$(0.01)	$0.68	$0.05
Weighted average shares outstanding	818,132	200,000	680,663	177,198

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2017 and 2016

United States Agriculture Index Fund

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(73,835)	$49,837	$(121,505)	$73,847
Change in unrealized gain (loss) on open positions	56,908	120,644	91,878	83,436
Realized gain (loss) on foreign currency transactions	(167)	–	(209)	(15)
Change in unrealized gain (loss) on foreign currency translations	458	6	639	876
Interest income	2,745	1,614	5,063	2,845

Total income (loss)	(13,891)	172,101	(24,134)	160,989

Expenses
Management fees (Note 4)	3,024	3,329	6,152	6,463
Professional fees	3,837	16,876	22,589	31,870
Brokerage commissions	447	420	938	1,016
Directors' fees and insurance	335	104	461	182

Total expenses	7,643	20,729	30,140	39,531

Expense waiver (Note 4)	(3,979)	(16,612)	(22,554)	(31,558)

Net expenses	3,664	4,117	7,586	7,973

Net income (loss)	$(17,555)	$167,984	$(31,720)	$153,016
Net income (loss) per share	$(0.18)	$1.68	$(0.32)	$1.53
Net income (loss) per weighted average share	$(0.18)	$1.68	$(0.32)	$1.53
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2017 and 2016

United States Commodity Index Funds Trust

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$3,478,716	$30,280,764	$(6,218,064)	$14,856,609
Change in unrealized gain (loss) on open positions	(14,005,220)	6,500,981	(14,016,783)	20,853,455
Realized gain (loss) on foreign currency transactions	(167)	–	(209)	(15)
Change in unrealized gain (loss) on foreign currency translations	458	6	639	876
Interest income	902,193	458,957	1,620,596	799,436
ETF transaction fees	5,600	6,300	11,550	9,100

Total income (loss)	(9,618,420)	37,247,008	(18,602,271)	36,519,461

Expenses
Management fees (Note 4)	1,064,896	1,123,112	2,211,980	2,128,809
Professional fees	230,192	173,821	353,806	355,053
Brokerage commissions	154,191	183,853	356,524	361,817
Directors' fees and insurance	17,699	14,377	35,200	37,599

Total expenses	1,466,978	1,495,163	2,957,510	2,883,278

Expense waiver (Note 4)	(11,286)	(34,311)	(47,640)	(65,591)

Net expenses	1,455,692	1,460,852	2,909,870	2,817,687

Net income (loss)	$(11,074,112)	$35,786,156	$(21,512,141)	$33,701,774

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2017

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2016	$–	$636,292,824	$636,292,824
Additions	–	31,341,785	31,341,785
Redemptions	–	(166,906,053)	(166,906,053)
Net income (loss)	–	(21,941,175)	(21,941,175)

Balances, at June 30, 2017	$–	$478,787,381	$478,787,381

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2017

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2016	–	15,900,000	15,900,000
Additions	–	800,000	800,000
Redemptions	–	(4,250,000)	(4,250,000)

Shares Outstanding, at June 30, 2017	–	12,450,000	12,450,000

Net Asset Value Per Share:
At December 31, 2016			$40.02
At June 30, 2017			$38.46

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2017

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2016	$–	$5,724,654	$5,724,654
Additions	–	8,617,733	8,617,733
Redemptions	–	(1,674,457)	(1,674,457)
Net income (loss)	–	460,754	460,754

Balances, at June 30, 2017	$–	$13,128,684	$13,128,684

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2017

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2016	–	350,000	350,000
Additions	–	500,000	500,000
Redemptions	–	(100,000)	(100,000)

Shares Outstanding, at June 30, 2017	–	750,000	750,000

Net Asset Value Per Share:
At December 31, 2016			$16.36
At June 30, 2017			$17.50

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2017

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2016	$–	$1,900,755	$1,900,755
Net income (loss)	–	(31,720)	(31,720)

Balances, at June 30, 2017	$–	$1,869,035	$1,869,035

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2017

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2016	–	100,000	100,000
Additions	–	–	–
Redemptions	–	–	–

Shares Outstanding, at June 30, 2017	–	100,000	100,000

Net Asset Value Per Share:
At December 31, 2016			$19.01
At June 30, 2017			$18.69

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2017

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2016	$–	$643,918,233	$643,918,233
Additions	–	39,959,518	39,959,518
Redemptions	–	(168,580,510)	(168,580,510)
Net income (loss)	–	(21,512,141)	(21,512,141)

Balances, at June 30, 2017	$–	$493,785,100	$493,785,100

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2017

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2016	–	16,350,000	16,350,000
Additions	–	1,300,000	1,300,000
Redemptions	–	(4,350,000)	(4,350,000)

Shares Outstanding, at June 30, 2017	–	13,300,000	13,300,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and 2016

United States Commodity Index Fund

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(21,941,175)	$33,540,073
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(16,800,694)	17,372,110
Unrealized (gain) loss on open futures contracts	14,405,799	(20,509,156)
(Increase) decrease in interest receivable	1,261	–
(Increase) decrease in directors' fees and insurance receivable	(9,990)	(4,479)
(Increase) decrease in ETF transaction fees receivable	350	–
Increase (decrease) in management fees payable	(128,131)	40,713
Increase (decrease) in professional fees payable	(289,180)	(367,651)
Increase (decrease) in brokerage commissions payable	(10,710)	–
Increase (decrease) in directors' fees and insurance payable	(6,164)	–
Net cash provided by (used in) operating activities	(24,778,634)	30,071,610

Cash Flows from Financing Activities:
Addition of shares	31,341,785	126,570,004
Redemption of shares	(172,921,436)	(19,655,279)
Net cash provided by (used in) financing activities	(141,579,651)	106,914,725

Net Increase (Decrease) in Cash and Cash Equivalents	(166,358,285)	136,986,335

Cash and Cash Equivalents, beginning of period	601,266,026	474,315,271
Cash and Cash Equivalents, end of period	$434,907,741	$611,301,606

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and 2016

United States Copper Index Fund

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash Flows from Operating Activities:
Net income (loss)	$460,754	$8,685
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(522,722)	166,355
Unrealized (gain) loss on open futures contracts	(297,138)	(260,863)
(Increase) decrease in receivable from Sponsor	50,554	25,570
(Increase) decrease in directors' fees and insurance receivable	(574)	2
Increase (decrease) in management fees payable	3,751	319
Increase (decrease) in professional fees payable	(46,608)	(12,967)
Increase (decrease) in directors' fees and insurance payable	(47)	–
Net cash provided by (used in) operating activities	(352,030)	(72,899)

Cash Flows from Financing Activities:
Addition of shares	8,617,733	760,489
Redemption of shares	(1,674,457)	–
Net cash provided by (used in) financing activities	6,943,276	760,489

Net Increase (Decrease) in Cash and Cash Equivalents	6,591,246	687,590

Cash and Cash Equivalents, beginning of period	5,387,655	1,871,256
Cash and Cash Equivalents, end of period	$11,978,901	$2,558,846

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and 2016

United States Agriculture Index Fund

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(31,720)	$153,016
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	12,445	60,202
Unrealized (gain) loss on open futures contracts	(91,878)	(83,436)
(Increase) decrease in receivable from Sponsor	49,619	24,766
(Increase) decrease in directors' fees and insurance receivable	(793)	(39)
Increase (decrease) in management fees payable	(71)	54
Increase (decrease) in professional fees payable	(46,628)	(12,298)
Increase (decrease) in directors' fees and insurance payable	(15)	(64)
Net cash provided by (used in) operating activities	(109,041)	142,201

Cash Flows from Financing Activities:
Addition of shares	–	–
Redemption of shares	–	–
Net cash provided by (used in) financing activities	–	–

Net Increase (Decrease) in Cash and Cash Equivalents	(109,041)	142,201

Cash and Cash Equivalents, beginning of period	1,781,515	1,820,742
Cash and Cash Equivalents, end of period	$1,672,474	$1,962,943

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and 2016

United States Commodity Index Funds Trust

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(21,512,141)	$33,701,774
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(17,310,971)	17,598,667
Unrealized (gain) loss on open futures contracts	14,016,783	(20,853,455)
(Increase) decrease in receivable from Sponsor	100,173	50,336
(Increase) decrease in interest receivable	1,261	–
(Increase) decrease in directors' fees and insurance receivable	(11,357)	(4,516)
(Increase) decrease in ETF transaction fees receivable	350	–
Increase (decrease) in management fees payable	(124,451)	41,086
Increase (decrease) in professional fees payable	(382,416)	(392,916)
Increase (decrease) in brokerage commissions payable	(10,710)	–
Increase (decrease) in directors' fees and insurance payable	(6,226)	(64)
Net cash provided by (used in) operating activities	(25,239,705)	30,140,912

Cash Flows from Financing Activities:
Addition of shares	39,959,518	127,330,493
Redemption of shares	(174,595,893)	(19,655,279)
Net cash provided by (used in) financing activities	(134,636,375)	107,675,214

Net Increase (Decrease) in Cash and Cash Equivalents	(159,876,080)	137,816,126

Cash and Cash Equivalents, beginning of period	608,435,196	478,007,269
Cash and Cash Equivalents, end of period	$448,559,116	$615,823,395

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended June 30, 2017 (Unaudited)

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund and the REX S&P MLP Inverse Fund which are currently in registration and have not commenced operations and the United States 3X Oil Fund and the United States 3X Short Oil Fund which were in registration as of June 30, 2017 and commenced operations on July 20, 2017. The funds that are series of the USCF Funds Trust are not included in the Related Public Funds.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2017 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of June 30, 2017, USCF held 5 shares of USCI, 40 shares of CPER and 5 shares of USAG.

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

USCI’s shares began trading on August 10, 2010. As of June 30, 2017, USCI held 1,591 Futures Contracts on the NYMEX, 992 Futures Contracts on the ICE Futures, 1,719 Futures Contracts on the CBOT, 2,475 Futures Contracts on the CME, 5,997 Futures Contracts on the LME and 769 Futures Contracts on the COMEX, totaling 13,543 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of June 30, 2017, CPER held 193 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of June 30, 2017, USAG held 33 Futures Contracts on the ICE Futures, 26 Futures Contracts on the CBOT, 11 Futures Contracts on the CME, and 4 Futures Contracts on the KCBT, totaling 74 futures contracts.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the six months ended June 30, 2017 and 2016, no Trust Series incurred any registration fees or other offering expenses.

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

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $600,000 for the year ended December 31, 2017 for USCI, $45,000 for the year ended December 31, 2017 for CPER, and $40,000 for the year ended December 31, 2017 for USAG. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5– Contracts and Agreements below. In addition, USCF pays certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2017, USCF waived $25,086 in expenses for CPER and $22,554 for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

USCI

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Total commissions accrued to brokers	$352,006	$359,905
Total commissions as an annualized percentage of average total net assets	0.13%	0.14%
Commissions accrued as a result of rebalancing	$334,029	$346,525
Percentage of commissions accrued as a result of rebalancing	94.89%	96.28%
Commissions accrued as a result of creation and redemption activity	$17,977	$13,380
Percentage of commissions accrued as a result of creation and redemption activity	5.11%	3.72%

The decrease in USCI’s total commissions accrued to brokers for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily due to a decrease in the number of contracts traded during the rebalancing periods.

CPER

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Total commissions accrued to brokers	$3,580	$896
Total commissions as an annualized percentage of average total net assets	0.06%	0.07%
Commissions accrued as a result of rebalancing	$2,900	$800
Percentage of commissions accrued as a result of rebalancing	81.01%	89.29%
Commissions accrued as a result of creation and redemption activity	$680	$96
Percentage of commissions accrued as a result of creation and redemption activity	18.99%	10.71%

CPER’s total commissions accrued to brokers for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, increased due to the higher level of creation activity during the six month period.

USAG

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Total commissions accrued to brokers	$938	$1,016
Total commissions as an annualized percentage of average total net assets	0.10%	0.10%
Commissions accrued as a result of rebalancing	$938	$1,016
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

USAG’s total commissions accrued to brokers for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, decreased slightly due to the lower number of contracts traded during the rebalancing periods.

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

All of the Futures Contracts held by each Trust Series were exchange-traded through June 30, 2017. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2017 and December 31, 2016, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2017 and December 31, 2016, USCI held cash deposits and investments in Treasuries in the amounts of $491,758,955 and $641,316,546, respectively, with the custodian and FCM. As of June 30, 2017 and December 31, 2016, CPER held cash deposits and investments in Treasuries in the amounts of $12,754,788 and $5,640,820, respectively, with the custodian and FCM. As of June 30, 2017 and December 31, 2016, USAG held cash deposits and investments in Treasuries in the amounts of $1,868,335 and $1,989,821, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the six months ended June 30, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the six months ended June 30, 2017 (Unaudited)	For the six months ended June 30, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$40.02	$40.52
Total income (loss)	(1.35)	2.77
Net expenses	(0.21)	(0.22)
Net increase (decrease) in net asset value	(1.56)	2.55
Net asset value, end of period	$38.46	$43.07

Total Return	(3.90)%	6.29%

Ratios to Average Net Assets
Total income (loss)	(3.49)%	6.84%
Management fees*	0.80%**	0.80%**
Total expenses excluding management fees*	0.25%	0.26%
Expenses waived*	— %**	— %**
Net expenses excluding management fees*	0.25%	0.26%
Net income (loss)	(4.01)%	6.31%

*	Annualized.
**	Effective January 1, 2016 USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.

CPER

	For the six months ended June 30, 2017 (Unaudited)		For the six months ended June 30, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$16.36		$14.24
Total income (loss)	1.21		0.34
Net expenses	(0.07)		(0.06)
Net increase (decrease) in net asset value	1.14		0.28
Net asset value, end of period	$17.50		$14.52

Total Return	6.97%		1.97%

Ratios to Average Net Assets
Total income (loss)	4.38%		0.75%
Management fees*	0.65	%**	0.65	%**
Total expenses excluding management fees*	0.59%		2.89%
Expenses waived*	(0.44	)%**†	(2.74	)%**†
Net expenses excluding management fees*	0.15%		0.15%
Net income (loss)	3.98%		0.35%

*	Annualized.
**	Effective January 1, 2016 USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.
†	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

USAG

	For the six months ended June 30, 2017 (Unaudited)		For the six months ended June 30, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$19.01		$19.80
Total income (loss)	(0.24)		1.61
Net expenses	(0.08)		(0.08)
Net increase (decrease) in net asset value	(0.32)		1.53
Net asset value, end of period	$18.69		$21.33

Total Return	(1.68)%		7.73%

Ratios to Average Net Assets
Total income (loss)	(1.26)%		8.05%
Management fees*	0.65	%**	0.65	%**
Total expenses excluding management fees*	2.53%		3.33%
Expenses waived*	(2.38	)%**†	(3.18	)%**†
Net expenses excluding management fees*	0.15%		0.15%
Net income (loss)	(1.66)%		7.65%

*	Annualized.
**	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG.
†	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

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

The following table summarizes the valuation of USCI’s securities at June 30, 2017 using the fair value hierarchy:

At June 30, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$376,592,713	$376,592,713	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(12,956,160)	(12,956,160)	—	—
United States Contracts	605,821	605,821	—	—

During the six months ended June 30, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$514,192,445	$514,192,445	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(3,366,242)	(3,366,242)	—	—
United States Contracts	5,421,702	5,421,702	—	—

During the year ended December 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at June 30, 2017 using the fair value hierarchy:

At June 30, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$9,823,192	$9,823,192	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	385,713	385,713	—	—

During the six months ended June 30, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$4,541,320	$4,541,320	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	88,575	88,575	—	—

During the year ended December 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at June 30, 2017 using the fair value hierarchy:

At June 30, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,197,553	$1,197,553	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(34,779)	(34,779)	—	—
United States Contracts	36,957	36,957	—	—

During the six months ended June 30, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$1,397,843	$1,397,843	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(90,442)	(90,442)	—	—
United States Contracts	742	742	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$(12,350,339)	$2,055,460

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$385,713	$88,575

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$2,178	$(89,700)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the six months ended June 30, 2017		For the six months ended June 30, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(6,268,334)		$15,028,812
	Change in unrealized gain (loss) on open contracts		$(14,405,799)		$20,509,156

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the six months ended June 30, 2017		For the six months ended June 30, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$171,775		$(246,050)
	Change in unrealized gain (loss) on open contracts		$297,138		$260,863

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the six months ended June 30, 2017		For the six months ended June 30, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(121,505)		$73,847
	Change in unrealized gain (loss) on open contracts		$91,878		$83,436

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

Introduction

The United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”) are each a commodity pool that issues shares representing fractional undivided beneficial interests in USCI, CPER and USAG, respectively (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI, CPER and USAG are collectively referred to herein as the “Trust Series.” In addition, a fourth series of the Trust, the USCF Canadian Crude Oil Index Fund (“UCCO”) was formed on June 1, 2016. UCCO is currently in registration and has not commenced operations as of the filing of this quarterly report on Form 10-Q. The Trust Series and UCCO are series of the Trust, a Delaware statutory trust formed on December 21, 2009. The Trust and each of its series operate pursuant to the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated March 22, 2013. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each of its series are managed and controlled by United States Commodity Funds LLC (“USCF”).

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its’ per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of June 30, 2017, USCI held 1,591 Futures Contracts on the NYMEX, 992 Futures Contracts on the ICE Futures, 1,719 Futures Contracts on the CBOT, 2,475 Futures Contracts on the CME, 5,997 Futures Contracts on the LME and 769 Futures Contracts on the COMEX, totaling 13,543 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of June 30, 2017, CPER held 193 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of June 30, 2017, USAG held 33 Futures Contracts on the ICE Futures, 26 Futures Contracts on the CBOT, 11 Futures Contracts on the CME, and 4 Futures Contracts on the KCBT, totaling 74 futures contracts.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of June 30, 2017, USCI held 1,591 Futures Contracts on the NYMEX, 992 Futures Contracts on the ICE Futures, 1,719 Futures Contracts on the CBOT, 2,475 Futures Contracts on the CME, 5,997 Futures Contracts on the LME and 769 Futures Contracts on the COMEX, totaling 13,543 futures contracts. As of June 30, 2017, CPER held 193 Futures Contracts on the COMEX. As of June 30, 2017, USAG held 33 Futures Contracts on the ICE Futures, 26 Futures Contracts on the CBOT, 11 Futures Contracts on the CME, and 4 Futures Contracts on the KCBT, totaling 74 futures contracts. For the six months ended June 30, 2017, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the six months ended June 30, 2017, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”) and other European laws and regulations. Such laws and regulations impose requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. A Trust Series may be indirectly impacted by European laws and regulations to the extent that it engages in derivatives transactions with European entities. Other non-U.S. jurisdictions also impose obligations with respect to OTC swaps that could impact the Trust Series if any of them were to engage in OTC swaps with non-U.S. persons.

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

Commodity Markets

Commodity Futures Price Movements

Six months ended June 30, 2017

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a downward trend during the six months ended June 30, 2017. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM(1)	(2.86)%
S&P GSCI Commodity Index Total Return(2)	(10.24)%
Bloomberg Commodity Index Total ReturnSM(2)	(5.26)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(8.24)%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2016 was $1,262.46. As of June 30, 2017, the value of the SDCI was $1,226.38, down approximately (2.86)% over the six months ended June 30, 2017.

The return of approximately (2.86)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $40.02 and ended the period at $38.46 on June 30, 2017, a decrease of approximately (3.90)% over the period. USCI’s per share NAV reached its high for the period on January 24, 2017 at $40.93 and reached its low for the period on June 20, 2017 at $37.13. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s NAV.

Copper Markets

Copper Futures Price Movements

Six months ended June 30, 2017

As measured by the two major copper indexes, copper futures prices exhibited daily swings with an upward trend during the six months ended June 30, 2017. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(1)	7.89%
Bloomberg Copper Subindex Total Return(2)	6.96%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2016 was $815.94. As of June 30, 2017, the value of the SCI was $880.32, up approximately 7.89% over the six months ended June 30, 2017.

The return of approximately 7.89% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $16.36 and ended the period at $17.50 on June 30, 2017, an increase of approximately 6.97% over the period. CPER’s per share NAV reached its high for the period on February 13, 2017 at $18.19 and reached its low for the period on May 10, 2017 at $16.18. See “Tracking the Each Trust Series’ Benchmark” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets

Agriculture Futures Price Movements

Six months ended June 30, 2017

As measured by the three major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a downward trend during the six months ended June 30, 2017. The table below compares the total returns of the SDAI to the two major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(1)	(1.82)%
Bloomberg Agriculture Subindex Total ReturnSM(2)	(3.36)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(0.24)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDAI as of December 31, 2016 was $273.11. As of June 30, 2017, the value of the SDAI was $268.14, down approximately (1.82%) over the six months ended June 30, 2017.

The return of approximately (1.82)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $19.01 and ended the period at $18.69 on June 30, 2017, a decrease of approximately (1.68)% over the period. USAG’s per share NAV reached its high for the period on January 23, 2017 at $20.07 and reached its low for the period on June 20, 2017 at $17.78. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USAG’s per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of June 30, 2017, USCI had issued 30,350,000 shares, 12,450,000 of which were outstanding. As of June 30, 2017, there were 19,650,000 remaining shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of June 30, 2017, CPER had issued 1,050,000 shares, 750,000 of which were outstanding. As of June 30, 2017, there were 28,950,000 remaining shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of June 30, 2017, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of June 30, 2017, there were 19,800,000 remaining shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

Unlike funds that are registered under the Investment Company Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2017, USCI, CPER and USAG had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Six Months ended June 30, 2017 Compared to the Six Months ended June 30, 2016

USCI

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Average daily total net assets	$546,622,923	$531,470,664
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,579,873	$793,125
Annualized yield based on average daily total net assets	0.58%	0.30%
Management fee	$2,168,520	$2,114,266
Total fees and other expenses excluding management fees	$687,845	$685,504
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$352,006	$359,905
Total commissions as annualized percentage of average total net assets	0.13%	0.14%
Commissions accrued as a result of rebalancing	$334,029	$346,525
Percentage of commissions accrued as a result of rebalancing	94.89%	96.28%
Commissions accrued as a result of creation and redemption activity	$17,977	$13,380
Percentage of commissions accrued as a result of creation and redemption activity	5.11%	3.72%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

USCI’s total fees and expenses excluding management fees for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, slightly increased as a result of an increase in certain operating expenses.

USCI’s total commissions accrued to brokers for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, decreased primarily due to a decrease in the number of contracts traded during the rebalancing periods.

CPER

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Average daily total net assets	$11,574,420	$2,499,651
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$35,660	$3,466
Annualized yield based on average daily total net assets	0.62%	0.28%
Management fee	$37,308	$8,080
Total fees and other expenses excluding management fees	$33,697	$35,897
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$25,086	$34,033
Expenses before the allowance for the expense waiver	$71,005	$43,977
Expenses after allowance for the expense waiver	$45,919	$9,944
Total commissions accrued to brokers	$3,580	$896
Total commissions as annualized percentage of average total net assets	0.06%	0.07%
Commissions accrued as a result of rebalancing	$2,900	$800
Percentage of commissions accrued as a result of rebalancing	81.01%	89.29%
Commissions accrued as a result of creation and redemption activity	$680	$96
Percentage of commissions accrued as a result of creation and redemption activity	18.99%	10.71%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

CPER’s total fees and expenses excluding management fees for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, decreased as a result of lower other expense.

CPER’s total commissions accrued to brokers for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, increased due to the creation activity during the period.

USAG

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Average daily total net assets	$1,908,509	$1,999,543
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$5,063	$2,845
Annualized yield based on average daily total net assets	0.53%	0.29%
Management fee	$6,152	$6,463
Total fees and other expenses excluding management fees	$23,988	$33,068
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$22,554	$31,558
Expenses before the allowance for the expense waiver	$30,140	$39,531
Expenses after allowance for the expense waiver	$7,586	$7,973
Total commissions accrued to brokers	$938	$1,016
Total commissions as annualized percentage of average total net assets	0.10%	0.10%
Commissions accrued as a result of rebalancing	$938	$1,016
Percentage of commissions accrued as a result of rebalancing	100%	100%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

USAG’s total fees and expenses excluding management fees for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, decreased as a result of a decrease in certain operating expenses.

USAG’s total commissions accrued to brokers for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, decreased due to the number of contracts traded during the rebalancing periods.

For the Three Months ended June 30, 2017 Compared to the Three Months ended June 30, 2016

USCI

	For the three months ended June 30, 2017	For the three months ended June 30, 2016
Average daily total net assets	$521,235,640	$560,670,938
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$875,584	$455,142
Annualized yield based on average daily total net assets	0.67%	0.33%
Management fee	$1,039,615	$1,115,215
Total fees and other expenses excluding management fees	$385,020	$335,804
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$152,400	$183,218
Total commissions as annualized percentage of average total net assets	0.12%	0.13%
Commissions accrued as a result of rebalancing	$145,250	$173,578
Percentage of commissions accrued as a result of rebalancing	95.31%	94.74%
Commissions accrued as a result of creation and redemption activity	$7,150	$9,640
Percentage of commissions accrued as a result of creation and redemption activity	4.69%	5.26%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

USCI’s total fees and expenses excluding management fees for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, increased as a result of an increase in certain operating expenses.

USCI’s total commissions accrued to brokers for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, decreased primarily due to a decrease in the number of contracts traded during the rebalancing periods.

CPER

	For the three months ended June 30, 2017	For the three months ended June 30, 2016
Average daily total net assets	$13,733,980	$2,826,368
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$23,864	$2,201
Annualized yield based on average daily total net assets	0.70%	0.31%
Management fee	$22,257	$4,568
Total fees and other expenses excluding management fees	$12,443	$18,847
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$7,307	$17,699
Expenses before the allowance for the expense waiver	$34,700	$23,415
Expenses after allowance for the expense waiver	$27,393	$5,716
Total commissions accrued to brokers	$1,344	$215
Total commissions as annualized percentage of average total net assets	0.04%	0.03%
Commissions accrued as a result of rebalancing	$1,203	$215
Percentage of commissions accrued as a result of rebalancing	89.51%	100.00%
Commissions accrued as a result of creation and redemption activity	$141	$—
Percentage of commissions accrued as a result of creation and redemption activity	10.49%	—%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

CPER’s total fees and expenses excluding management fees for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, decreased as a result of lower other expenses.

CPER’s total commissions accrued to brokers for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, increased due to the number of contracts traded during the rebalancing periods.

USAG

	For the three months ended June 30, 2017	For the three months ended June 30, 2016
Average daily total net assets	$1,865,730	$2,059,687
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,745	$1,614
Annualized yield based on average daily total net assets	0.59%	0.32%
Management fee	$3,024	$3,329
Total fees and other expenses excluding management fees	$4,619	$17,400
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of Expense Waiver	$3,979	$16,612
Expenses before the allowance for the expense waiver	$7,643	$20,729
Expenses after allowance for the expense waiver	$3,664	$4,117
Total commissions accrued to brokers	$447	$420
Total commissions as annualized percentage of average total net assets	0.10%	0.08%
Commissions accrued as a result of rebalancing	$447	$420
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

USAG’s total fees and expenses excluding management fees for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, decreased as a result of a decrease in certain operating expenses.

USAG’s total commissions accrued to brokers for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, increased due to the number of contracts traded during the rebalancing periods.

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

USCI

For the 30-valuation days ended June 30, 2017, the simple average daily change in the SDCI was (0.0131)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.0221)%. The average daily difference was (0.0090) % (or (0.90) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (5.44)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. When the benchmark movement is small, small differences are magnified. On a daily basis, USCI is tracking very close to its benchmark.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to June 30, 2017, the simple average daily change in the SDCI was (0.0061)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.0123)%. The average daily difference was (0.0062) % (or (0.62) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (8.84)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended June 30, 2017. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended June 30, 2017.

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

For the six months ended June 30, 2017, the actual total return of USCI as measured by changes in its per share NAV was (3.90)%. This is based on an initial per share NAV of $40.02 on December 31, 2016 and an ending per share NAV as of June 30, 2017 of $38.46. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $38.88 as of June 30, 2017, for a total return over the relevant time period of (2.85)%. The difference between the actual per share NAV total return of USCI of (3.90)% and the expected total return based on the SDCI of (2.85)% was an error over the time period of (1.05)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

By comparison, for the six months ended June 30, 2016, the actual total return of USCI as measured by changes in its per share NAV was 6.29%. This was based on an initial per share NAV of $40.52 on December 31, 2015 and an ending per share NAV as of June 30, 2016 of $43.07. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $43.22 as of June 30, 2016, for a total return over the relevant time period of 6.66%. The difference between the actual per share NAV total return of USCI of 6.29% and the expected total return based on the SDCI of 6.66% was an error over the time period of (0.37)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended June 30, 2017, the simple average daily change in the SCI was 0.2191%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.2144%. The average daily difference was (0.0047)% (or (0.47) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (6.10)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to June 30, 2017, the simple average daily change in the SCI was (0.0132)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.0171)%. The average daily difference was (0.0039) % (or (0.39) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.47)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period June 30, 2017. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended June 30, 2017.

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

For the six months ended June 30, 2017, the actual total return of CPER as measured by changes in its per share NAV was 6.97%. This is based on an initial per share NAV of $16.36 as of December 31, 2016 and an ending per share NAV as of June 30, 2017 of $17.50. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.65 as of June 30, 2017, for a total return over the relevant time period of 7.89%. The difference between the actual per share NAV total return of CPER of 6.97% and the expected total return based on the SCI of 7.89% was an error over the time period of (0.92)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

By comparison, the six months ended June 30, 2016, the actual total return of CPER as measured by changes in its per share NAV was 1.97%. This was based on an initial per share NAV of $14.24 as of December 31, 2015 and an ending per share NAV as of June 30, 2016 of $14.52. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $14.56 as of June 30, 2016, for a total return over the relevant time period of 2.25%. The difference between the actual per share NAV total return of CPER of 1.97% and the expected total return based on the SCI of 2.25% was an error over the time period of (0.28)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

USAG

For the 30-valuation days ended June 30, 2017, the simple average daily change in the SDAI was (0.0049)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.0128)%. The average daily difference was (0.0079)% (or (0.79) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 1.41%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. When the benchmark movement is small, small differences are magnified. On a daily basis, USAG is tracking very close to its benchmark.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to June 30, 2017, the simple average daily change in the SDAI was (0.0175)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.0195)%. The average daily difference was (0.0020)% (or (0.20) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 5.81%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended June 30, 2017. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the SDAI for the five years ended June 30, 2017.

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

For the six months ended June 30, 2017, the actual total return of USAG as measured by changes in its per share NAV was (1.68)%. This is based on an initial per share NAV of $19.01 as of December 31, 2016 and an ending per share NAV as of June 30, 2017, of $18.69. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $18.66 as of June 30, 2017, for a total return over the relevant time period of (1.84)%. The difference between the actual per share NAV total return of USAG of (1.68)% and the expected total return based on the SDAI of (1.84)% was an error over the time period of 0.16%, which is to say that USAG’s actual total return outperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses usually cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI. In this case the NAV for USAG outperformed its benchmark.

By comparison, for the six months ended June 30, 2016, the actual total return of USAG as measured by changes in its per share NAV was 7.73%. This was based on an initial per share NAV of $19.80 as of December 31, 2015 and an ending per share NAV as of June 30, 2016, of $21.33. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $21.28 as of June 30, 2016, for a total return over the relevant time period of 7.47%. The difference between the actual per share NAV total return of USAG of 7.73% and the expected total return based on the SDAI of 7.47% was an error over the time period of 0.26%, which is to say that USAG’s actual total return outperformed the SDAI result by that percentage. USAG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses usually cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI. In this case the NAV for USAG outperformed its benchmark.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Index at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the six months ended June 30, 2017.]Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earns at least equals or exceeds the fees and expenses paid by each Trust Series.

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

Fourth, a Trust Series could hold Other Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2017, none of the Trust Series held any Other Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of June 30, 2017.

SDCI Commodity Weights

as of June 30, 2017

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2007 through June 30, 2017.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from January 1, 2007 through June 30, 2017 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results* for the period

from January 1, 2007 through June 30, 2017

Year	Ending Level*	Annual Return
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017 (YTD)	1,226.38	(2.86)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index SM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2007-6/30/2017 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to June 30, 2017.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through June 30, 2017
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI TR
Total return	8.45%	(29.07)%	140.87%	445.01%
Average annual return (total)	2.20%	1.74%	6.89%	10.71%
Annualized volatility	16.45%	22.91%	18.89%	15.04%
Annualized Sharpe ratio	0.01	(0.02)	0.25	0.56

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through June 30, 2017 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2017; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between June 30, 2007 and June 30, 2017.

Ten Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2007-6/30/2017)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM TR, S&P GSCI TR,

DBLCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2012-6/30/2017)

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of June 30, 2017.

SCI Contract Weights

as of June 30, 2017

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2007 through June 30, 2017.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the SCI would have performed from January 1, 2007 through June 30, 2017 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCI for the period

from January 1, 2007 through June 30, 2017

Year	Ending Level*	Annual Return
2007	1,059.17	16.25%
2008	497.18	(53.06)%
2009	1,153.12	131.93%
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,223.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	5.84%
2017 (YTD)	880.32	7.89%

*	The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2007-6/30/2017 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCI in comparison with the actual total return of a major index from December 31, 1997 through June 30, 2017.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through June 30, 2017
	BCOMHGTR	Spot Copper (less storage)	SCI TR
Total return	271.29%	94.44%	454.58%
Average Annual return (total)	13.36%	9.54%	16.05%
Annualized volatility	26.86%	25.92%	26.27%
Annualized Sharpe ratio	0.42	0.29	0.53

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCI from December 31, 1997 through June 30, 2017 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM (BCOMHGTR), (formerly known as Bloomberg Copper Subindex Total Return as of July 1, 2014) and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2017; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of a major index and spot copper prices (less storage cost) between June 30, 2007 and June 30, 2017.

Ten Year Comparison of Index Returns of

BCOMHGTR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (6/30/2007-6/30/2017)

Source: SHIM, Bloomberg, LME

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

Five Year Comparison of Index Returns of

BCOMHGTR, Spot Copper price, Spot Copper Price

less Storage Cost, and the Hypothetical Returns of the SCI TR (6/30/12-6/30/17)

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the SDAI as of June 30, 2017.

SDAI Commodity Weights

as of June 30, 2017

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

The table and chart below show the hypothetical performance of the SDAI from January 1, 2007 through June 30, 2017.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from January 1, 2007 through June 30, 2017 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from January 1, 2007 through June 30, 2017

Year	Ending Level*	Annual Return
2007	315.85	21.59%
2008	261.02	(17.36)%
2009	282.24	8.13%
2010	377.90	33.89%
2011	348.78	(7.71)%
2012	360.61	3.39%
2013	324.11	(10.12)%
2014	329.88	1.78%
2015	285.01	(13.60)%
2016	273.11	(4.18)%
2017 (YTD)	268.14	(1.82)%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1/1/2007-6/30/2017 YTD)

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through June 30, 2017.

	Hypothetical and Historical Results for the period from
	December 31, 1997 through June 30, 2017
	BCOM Ag TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI TR
Total return	(40.43)%	(66.70)%	(23.14)%	24.43%
Average annual return (total)	(1.23)%	(4.02)%	(0.14)%	1.94%
Annualized volatility	20.00%	20.78%	19.25%	14.98%
Annualized Sharpe ratio	(0.16)	(0.28)	(0.11)	(0.00)

The table above shows the performance of the SDAI from December 31, 1997 through June 30, 2017 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Subindex Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Subindex Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through June 30, 2017; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes between June 30, 2007 and June 30, 2017.

Ten Year Comparison of Index Returns of the BCOM Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(6/30/07-6/30/17)

Source: SHIM, Bloomberg

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a 5 year period.

Five Year Comparison of Index Returns of the DJ-UBS Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(6/30/12-6/30/17)

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the six months ended June 30, 2017, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2017, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the six months ended June 30, 2017, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Such Futures Contracts are denominated in U.S. dollars. During the six months ended June 30, 2017, CPER did not make investments on any foreign exchanges. During the six months ended June 30, 2017, the only foreign exchange on which USAG made investments was the ICE Futures. Such Futures Contracts are denominated in U.S. dollars except Canola, which is denominated in Canadian dollars.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2017, each of USCI, CPER and USAG held cash deposits and investments in Treasuries in the amount of $491,758,955, $12,754,788 and $1,868,335 respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2017, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of June 30, 2017 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to the FCM in connection with its transactions in Futures Contracts. For the six months ended June 30, 2017, FCM fees were approximately 0.13% of average daily total net assets for USCI, approximately 0.06% of average daily total net assets for CPER, and approximately 0.10% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by each CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s or USAG’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER or USAG.

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

As of June 30, 2017, USCI’s portfolio consisted of 13,543 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 193 Futures Contracts traded on the COMEX and USAG’s portfolio consisted of 74 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see www.uscfinvestments.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER and USAG during the six months ended June 30, 2017.

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

During the six month reporting period ended June 30, 2017, each of the Trust series limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 38 baskets (comprising 1,900,000 shares) during the second quarter of the year ended December 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/17 to 4/30/17	250,000	$38.90
5/1/17 to 5/31/17	850,000	$38.59
6/1/17 to 6/30/17	800,000	$37.46
Total	1,900,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 2 baskets (comprising 100,000 shares) during the second quarter of the year ended December 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/17 to 4/30/17	—	NA
5/1/17 to 5/31/17	100,000	$16.74
6/1/17 to 6/30/17	—	NA
Total	100,000

(e)	USAG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USAG did not redeemed any baskets during the second quarter of the year ended December 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/17 to 4/30/17	—	NA
5/1/17 to 5/31/17	—	NA
6/1/17 to 6/30/17	—	NA
Total	—

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

Date: August 7, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 7, 2017

