Form 10-K
period 2017-12-31
United States Commodity Index Funds Trust
filed 2018-03-14
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017.

 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2017 and the number of outstanding shares of each series of the registrant as of March 12, 2018 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2017	Number of Outstanding Shares as of March 12, 2018
United States Commodity Index Fund	$479,200,308	12,850,000
United States Copper Index Fund	13,094,302	700,000
United States Agriculture Index Fund	1,755,912	100,000
Total	$494,050,522	13,650,000

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I

Item 1. Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware Statutory Trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into four separate series (each series, other than UCCO (defined below), a “Trust Series” and collectively, the “Trust Series”). As of December 31, 2017, the Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012, and the USCF Canadian Crude Oil Index Fund (“UCCO”), which is currently in registration, and has not commenced operations.

The Trust and Trust Series maintain their main business offices at 1999 Harrison Street, Suite 1530, Oakland, CA 94612. USCI, CPER and USAG each issues shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”). The Trust and each Trust Series operate pursuant to the terms of the Trust’s Fourth Amended and Restated Declaration of Trust and Trust Agreement dated as of December 15, 2017 as amended from time to time, (the “Trust Agreement”), which grants full management control to their sponsor, United States Commodity Funds LLC (“USCF”).

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2017, USCI held 1,794 Futures Contracts on the NYMEX, 3,297 Futures Contracts on the ICE Futures, 1,573 Futures Contracts on the CBOT, 1,225 Futures Contracts on the CME, 6,796 Futures Contracts on the LME and 701 Futures Contracts on the COMEX.

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

CPER’s shares began trading on November 15, 2011. As of December 31, 2017, CPER held 153 Futures Contracts on the COMEX.

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

USAG’s shares began trading on April 13, 2012. As of December 31, 2017, USAG held 34 Futures Contracts on the ICE Futures, 24 Futures Contracts on the CBOT, 10 Futures Contracts on the CME and 2 Futures Contract on the KCBT.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, CA 94612. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”) which is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”). Mr. Nicholas Gerber (discussed below), along with certain other family members and certain other shareholders, owns the majority of the shares of Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the USCF SummerHaven SHPEN Index Fund (“BUYN”), the USCF SummerHaven SHPEI Index Fund (“BUY”), each a series of the USCF ETF Trust, as well as the USCF Commodity Strategy Fund, a series of the USCF Mutual Funds Trust. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). USCF Advisers LLC was also the investment adviser for the Stock Split Index Fund (“TOFR”) and the USCF Restaurant Leaders Fund (“MENU”), each a series of the USCF ETF Trust, until October 2017 when both funds liquidated all of their assets and distributed cash pro rata to all remaining shareholders. The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”). USO, UNG, USL, UGA, UHN, DNO, UNL and BNO are actively operating funds and all are listed on the NYSE Arca.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware Statutory Trust, and each of its series, the REX S&P MLP Fund (“RMLP”), and the REX S&P MLP Inverse Fund (“MLPD”), which are currently in registration and have not commenced operations (together, the “REX Funds”), and the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

All funds listed previously, other than UCCO and the REX Funds, are referred to collectively herein as the “Related Public Funds.”

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in the Trust Series may call 1.800.920.0259 or visit www.uscfinvestments.com or the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

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

Commodity Interests. The specific Commodity Interests purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USCI’s investments. While USCF has made significant investments in Benchmark Component Futures Contracts on the Futures Exchanges, for various reasons, including the ability to enter into the precise amount of exposure to the commodities market and position limits on Futures Contracts, it may also invest in economically equivalent Futures Contracts other than those that compose the Benchmark Component Futures Contracts and Other Commodity-Related Investments. To the extent that USCI invests in Other Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Futures Contracts, including cleared swaps that satisfy such criteria, and then to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the OTC market. If USCI is required by law or regulation, or by one of its regulators, including a Futures Exchange, to reduce its position in one or more Benchmark Component Futures Contracts to the applicable position limit or to a specified accountability level, a substantial portion of USCI’s assets could be invested in Other Commodity-Related Investments that are intended to replicate the return on the SDCI or particular Benchmark Component Futures Contracts. As USCI’s assets reach higher levels, USCI is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in Other Commodity-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity-Related Investments include those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on USCI’s ability to invest in OTC transactions and cleared swaps.

Copper Interests. The specific Copper Interests purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of CPER’s investments. USCF anticipates, particularly while CPER has lesser amounts of assets, that it will make significant investments in Benchmark Component Copper Futures Contracts on the COMEX. In addition, for various reasons, including the ability to enter into the precise amount of exposure to the copper market or due to market conditions regarding liquidity or pricing of differing futures contracts, it may invest in other exchange-traded futures contracts that are economically identical or substantially similar to, the Benchmark Component Copper Futures Contracts. USCF further anticipates that as CPER grows larger, due to position limits on futures contracts or other regulatory requirements limiting CPER’s holdings, and market conditions, it may also invest in Other Copper-Related Investments. To the extent that CPER invests in Other Copper-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Copper Futures Contracts. In considering the use of Other Copper-Related Investments, USCF anticipates that it would first make use of swaps that clear through derivatives clearing organizations that satisfy CPER’s criteria if such swaps are available with respect to the Benchmark Component Copper Futures Contracts or the copper futures contracts included in the SCI. Then, and to a lesser extent, it would invest in other types of contracts, instruments and swaps, including uncleared swaps in the OTC market. If CPER is required by law or regulation, or by one of its regulators, including the COMEX, to reduce its position in one or more Benchmark Component Copper Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Copper-Related Investments, a substantial portion of CPER’s assets could be invested in accordance with such priority in Other Copper-Related Investments that are intended to replicate the return on the SCI or particular Benchmark Component Copper Futures Contracts. As CPER’s assets reach higher levels, CPER is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Copper-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause CPER to invest in Other Copper-Related Investments include those allowing CPER to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on CPER’s ability to invest in OTC transactions and cleared swaps.

Agriculture Interests. The specific Agriculture Interests purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of USAG’s investments. USCF anticipates, particularly while USAG has lesser amounts of assets, that it will make significant investments in Benchmark Component Agriculture Futures Contracts on ICE Futures US, ICE Futures Canada, CBOT, KCBT and the CME. In addition, for various reasons, including the ability to enter into the precise amount of exposure to the agricultural commodities market or due to market conditions regarding liquidity or pricing of differing futures contracts, it may invest in other exchange-traded futures contracts that are economically identical or substantially similar to, the Benchmark Component Agriculture Futures Contracts. USCF further anticipates that as USAG grows larger, due to position limits on futures contracts or other regulatory requirements limiting USAG’s holdings, and market conditions, it may also invest in Other Agriculture-Related Investments. To the extent that USAG invests in Other Agriculture-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Agriculture Futures Contracts. In considering the use of Other Agriculture-Related Investments, USCF anticipates that it would first make use of swaps that clear through derivatives clearing organizations that satisfy USAG’s criteria if such swaps are available with respect to the Benchmark Component Agriculture Futures Contracts or the agricultural commodity futures contracts included in the SDAI. Then, and to a lesser extent, it would invest in other types of contracts, instruments and swaps, including uncleared swaps in the OTC market. If USAG is required by law or regulation, or by one of its regulators, including ICE Futures US, ICE Futures Canada, CBOT, KCBT or the CME, to reduce its position in one or more Benchmark Component Agriculture Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Agriculture-Related Investments, a substantial portion of the USAG’s assets could be invested in accordance with such priority in Other Agriculture-Related Investments that are intended to replicate the return on the SDAI or particular Benchmark Component Agriculture Futures Contracts. As the USAG’s assets reach higher levels, USAG is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Agriculture-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USAG to invest in Other Agriculture-Related Investments include those allowing USAG to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business - Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on USAG’s ability to invest in OTC transactions and cleared swaps.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2017, USCI held 1,794 Futures Contracts on the NYMEX, 3,297 Futures Contracts on the ICE Futures, 1,573 Futures Contracts on the CBOT, 1,225 Futures Contracts on the CME, 6,796 Futures Contracts on the LME and 701 Futures Contracts on the COMEX. CPER held 153 Futures Contracts on the COMEX. USAG held 34 Futures Contracts on the ICE Futures, 24 Futures Contracts on the CBOT, 10 Futures Contracts on the CME and 2 Futures Contract on the KCBT. No Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2017, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures, and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series. See “The Commodity Interest Markets – Commodities Regulation” in this annual report on Form 10-K for additional information.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of December 31, 2017.

USCI Sector Weightings as of December 31, 2017

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of December 31, 2017.

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

As of December 31, 2017

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

2018 Holiday Schedule for All Applicable Indices

None of the Applicable Indices will be computed on the following weekdays in 2018:

January	1
January	15
February	19
March	30
May	28
July	4
September	3
November	22
December	25

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

OTC Derivatives (Including Spreads and Straddles)

In addition to Futures Contracts and options on Futures Contracts, derivative contracts that are tied to various commodities are entered into outside of public exchanges. These OTC contracts are usually entered into between two parties in private contracts. Unlike most of the exchange-traded futures contracts or exchange-traded options on futures contracts, each party to such a contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, each Trust Series may enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

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

During the 12 month reporting period ended December 31, 2017, each Trust Series limited its derivatives activities to Futures Contracts.

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

Each Trust Series has entered into an agreement with Wells Fargo Securities, LLC whereby Wells Fargo Securities, LLC will serve as a Futures Commission Merchant (“FCM”) for each Trust Series. Wells Fargo Securities, LLC is an indirect wholly owned subsidiary of Wells Fargo & Co. and has a principal place of business at 550 S. Tryon Street, Charlotte, North Carolina 28202.

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

New Jersey Carpenters Health Fund v. NovaStar Mortgage, et al. This is a class action filed in the United States District Court for the Southern District of New York (“the Court”) involving six different NovaStar offerings in which Wachovia Capital Markets, LLC served as one of the underwriters. Plaintiff alleged that the offering documents were materially misleading because they failed to disclose that NovaStar, which originated or acquired the loans backing the certificates, systematically disregarded its lending guidelines. In rulings in March 2011 and March 2012, the Court dismissed the action with prejudice. In March 2013 the Second Circuit Court of Appeals (“Second Circuit”) reversed the rulings and directed the Court to consider the possible inclusion with regard to the other five offerings. In February 2015 the Court added the other five offerings back to the case. The parties subsequently reached an agreement in principle to settle the matter for $165MM, with approximately $54MM representing Wells Fargo’s contribution to the settlement. The parties filed a motion for preliminary approval of the settlement with the Court on March 15, 2017. The Court issued an order granting the motion on May 10, 2017. Wells Fargo submitted its contribution to the settlement on June 1, 2017. Subsequently, one of the investors in the securities at issue, the Federal Housing Finance Agency (“FHFA”), did not submit timely its opt out notice and is now contesting the settlement. On September 12, 2017, the Court ruled that FHFA had received notice and therefore had waived the right to opt out. The Court set the final hearing to approve the settlement for September 20, 2017. FHFA filed an emergency appeal and motion for stay of the September 20, 2017 hearing with the Second Circuit. On September 19, 2017, the Second Circuit granted a temporary stay of the September 20, 2017 hearing while FHFA’s emergency motion is considered by a three-judge panel. On October 19, 2017, the Second Circuit entered an order denying FHFA’s motion for a stay of the Court’s proceedings. Wells Fargo awaits instruction from the Court as to rescheduling of the final approval hearing, which Wells Fargo expects will be the next step in the case.

SECURITIES AND EXCHANGE COMMISSION v. RHODE ISLAND COMMERCE CORP., ET AL. On March 7, 2016, the SEC filed a complaint in federal court for the District of Rhode Island against the Rhode Island Commerce Corp. (formerly the Rhode Island Economic Development Corp. (EDC)), two of the EDC’s officers, Wells Fargo Securities, LLC, and Peter Cannava, a banker at Wells Fargo Securities, LLC. The complaint charges Wells Fargo Securities, LLC with violations of Sections 17(a)(2) and (a)(3) of the Exchange Act, MSRB Rules G-17 and G-32, and Section 15B(c)(1) of the Exchange Act, and charges Mr. Cannava with aiding and abetting Wells Fargo Securities, LLC’s violations. The complaint alleges that a 2010 private offering of municipal securities by the EDC, for which Wells Fargo Securities, LLC served as lead placement agent, failed to disclose material information regarding the fees Wells Fargo Securities, LLC obtained and the financial solvency of the underlying project, which was for the benefit of video game company 38 Studios, LLC. The case is in the discovery stage.

Wells Fargo Securities, LLC is a defendant in two actions filed in the Southern District of New York, captioned Loreley Financing (Jersey) No. 3 Limited et al v. Wells Fargo Securities LLC et al. and LBBW Luxemburg S.A. v. Wells Fargo Securities LLC, f/k/a Wachovia Capital Markets, LLC and Fortis Securities, LLC,  in which certain investors have brought claims against Wells Fargo Securities, LLC seeking compensation for losses in CDOs underwritten by its predecessor Wachovia Capital Markets, LLC.  The cases allege a variety of state and federal claims relating to improper disclosures and omissions associated with the transactions. The Loreley case is in the discovery stage; the potential liability is not known. In the LBBW case, on March 30, 2017, the court granted Wells Fargo’s motion for summary judgment and dismissed the case. LBBW has filed a notice of appeal.

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

SHIM’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Fees of USCI, CPER and USAG

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by Each Trust Series and USCF

United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.80% for USCI and 0.65% for each of CPER and USAG. (1)

BBH&Co., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Trust Series and the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of the Trust Series’ and the Related Public Funds’ combined net assets, (b) 0.0465% for the Trust Series’ and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Trust Series’ and the Related Public Funds’ combined net assets exceed $1 billion. (2)

ALPS Distributors, Marketing Agent	Each Trust Series pays 0.06% on assets up to $3 billion and 0.04% on assets in excess of $3 billion. (2)

WFS, FCM and Clearing Broker	Each of Trust Series pays approximately $3.50 per buy or sell; charges may vary.

SummerHaven, Commodity Trading Advisor	Advisory Fee:

On behalf of USCI, USCF pays a percentage of the average daily assets of USCI that is equal to the percentage fees paid to USCF by USCI minus 0.14%, with that result multiplied by 0.5, minus 0.06%. (2)

On behalf of each of CPER and USAG, USCF pays a percentage of the average daily assets that is equal to the percentage fees paid to USCF by each of CPER and USAG minus 0.18%, with that result multiplied by 0.5, minus 0.06%. (2)

Sublicense Fee:

For each Trust Series, USCF paid $15,000 for the calendar year 2017, plus an annual fee of 0.06% of the average daily assets of each Trust Series. (2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,000 annually. (2)

(1)	USCI, CPER or USAG, as applicable, pays this compensation. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for both CPER and USAG, respectively. From May 1, 2014 through December 31, 2015, USCF contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, and 0.65% per annum of average daily total net assets for each of CPER and USAG. Prior to May 1, 2014, USCF waived the management fee on a discretionary basis paid by each of CPER and USAG from 0.95% per annum of average daily total net assets, to 0.65% and 0.80% per annum of average daily total net assets, respectively.

(2)	USCF pays this compensation.

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of each Trust Series’ total assets and subtracting any liabilities.

Expenses Paid or Accrued by USCI from Inception through December 31, 2017 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF (3) :	$32,178,706
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$3,701,345
Other Amounts Paid or Accrued (4)(5) :	$4,848,823
Total Expenses Paid or Accrued:	$40,728,874
Expenses Waived (3)(5) :	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived (3)(5) :	$40,640,570

(3)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF, has contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(4)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(5)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver ended.

Expenses Paid or Accrued by USCI from Inception through December 31, 2017 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF (6):	0.86% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued (7)(8):	0.13% annualized
Total Expenses Paid or Accrued:	1.09% annualized
Expenses Waived (6)(8):	0.00% annualized	(9)
Total Expenses Paid or Accrued Including Expenses Waived (6)(8):	1.09% annualized

(6)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(7)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(8)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the discretionary expense waiver ended.
(9)	Represents less than 0.005%

Other Fees.  USCI also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $590,000 for the fiscal year ended December 31, 2017. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2017 were $536,375 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses was $69,558.

Expenses Paid or Accrued by CPER from Inception through December 31, 2017 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF (10) :	$157,370
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$11,981
Other Amounts Paid or Accrued (11)(12) :	$456,155
Total Expenses Paid or Accrued:	$625,506
Expenses Waived (10)(11) :	$(428,989)
Total Expenses Paid or Accrued Including Expenses Waived (10)(11) :	$196,517

(10)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(11)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.
(12)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.

Expenses Paid or Accrued by CPER from Inception through December 31, 2017 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF (13) :	0.67% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.05% annualized
Other Amounts Paid or Accrued (14)(15) :	1.93% annualized
Total Expenses Paid or Accrued:	2.65% annualized
Expenses Waived (13)(15) :	(1.82)% annualized
Total Expenses Paid or Accrued Including Expenses Waived (13)(15) :	0.83% annualized

(13)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 and through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(14)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(15)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. CPER also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $46,000 for the period ended December 31, 2017. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2017 were $536,375 for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses was $1,823.

Expenses Paid or Accrued by USAG from Inception through December 31, 2017 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF (16) :	$92,212
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$13,844
Other Amounts Paid or Accrued (17)(18) :	$390,636
Total Expenses Paid or Accrued:	$496,692
Expenses Waived (16)(18) :	$(378,986)
Total Expenses Paid or Accrued Including Expenses Waived (16)(18) :	$117,706

(16)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by USAG on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.80% (80 basis points) per annum of average daily total net assets.
(17)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(18)	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by USAG from Inception through December 31, 2017 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF (19) :	0.72% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.11% annualized
Other Amounts Paid or Accrued (20)(21) :	3.02% annualized
Total Expenses Paid or Accrued:	3.85% annualized
Expenses Waived (19)(21) :	(2.94)% annualized
Total Expenses Paid or Accrued Including Expenses Waived (19)(21) :	0.91% annualized

(19)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by USAG on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.80% (80 basis points) per annum of average daily total net assets.
(20)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(21)	USCF paid certain expenses typically borne by USAG on a discretionary basis where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. USAG also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $45,000 for the period ended December 31, 2017. In addition, USAG is responsible for paying its portion of the directors’ and officers’ liability insurance for USAG, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USAG became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USAG, the other Trust Series and the Related Public Funds. USAG shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2017 were $536,375 for the Trust Series and the Related Public Funds. USAG’s portion of such fees and expenses was $1,144.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of a Trust Series (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Participant. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for both CPER and USAG, respectively. Authorized Participants pay each Trust Series $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of shares. As of December 31, 2017, 11 Authorized Participants had entered into agreements with USCF on behalf of USCI. During the year ended December 31, 2017, USCI issued 25 Creation Baskets and redeemed 107 Redemption Baskets. As of December 31, 2017, 11 Authorized Participants had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2017, CPER issued 14 Creation Baskets and redeemed 9 Redemption Baskets. As of December 31, 2017, 11 Authorized Participants had entered into agreements with USCF on behalf of USAG. During the year ended December 31, 2017, USAG did not issue any Creation Baskets and did not redeem any Redemption Baskets.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when the NYSE Arca, the New York Stock Exchange, or any of the Futures Exchanges upon which an Applicable Benchmark Component Futures Contract is traded is closed for regular trading. Purchase orders must be placed by 10:30 a.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is referred to as the purchase order date.

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

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of a Trust Series (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order dates. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and cash, including the remaining maturities of the Treasuries and proportions of Treasuries and cash that may be included in deposits to create baskets. The Marketing Agent will publish an estimate of the Creation Basket Deposit requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring to a Trust Series’ account with the Custodian the required amount of Treasuries and/or cash by noon New York time on the second business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Participant’s DTC account on the second business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of each Trust Series shall be borne solely by the Authorized Participant.

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

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing a redemption order, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to a Trust Series’ account with the Custodian not later than 3:00 p.m. New York time on the second business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC transaction (through itself or a designated acceptable broker) with a Trust Series for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be sold as a result of the Authorized Participant’s sale of shares.

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

Delivery of Redemption Distribution

The redemption distribution due from a Trust Series will be delivered to the Authorized Participant on the second business day following the redemption order date if, by 3:00 p.m., New York time on such second business day, such Trust Series’ DTC account has been credited with the baskets to be redeemed. If such Trust Series’ DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if USCF receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to a Trust Series’ DTC account by 3:00 p.m., New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to a Trust Series’ DTC account by 3:00 p.m., New York time on the second business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the baskets through DTC’s book-entry system on such terms as USCF may from time to time determine.

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

Creation and Redemption Transaction Fee

To compensate each Trust Series for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to each Trust Series per order to create or redeem baskets, regardless of the number of baskets in such order. Authorized Participants pay each Trust Series $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

In general, a Trust Series posts between 5% to 30% of the notional amount of an Applicable Interest as initial margin when entering into such Applicable Interest. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC Applicable Interests based on changes in the value of the Applicable Interests. Furthermore, ongoing collateral requirements with respect to OTC Applicable Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under the Applicable Interest, and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and OTC Applicable Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of a Trust Series’ assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by a Trust Series constitute reserves that are available to meet ongoing margin and collateral requirements. All interest income is used for a Trust Series’ benefit.

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

Commodities Regulation

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. The NFA is the only self-regulatory association for commodities professionals other than the exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operators. USCF is a member of the NFA. As a member of the NFA, USCF is subject to NFA standards relating to fair trade practices, financial condition, and consumer protection.

The CEA requires all FCMs, i.e., USCI’s, CPER’s or USAG’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA.

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

CFTC Regulations require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. These regulations are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations, and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

As discussed above, the CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures, and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

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

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant. The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

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

OTC Swaps

In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (each an “Agency” and, collectively, the “Agencies”) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) that are subject to the jurisdiction of one of the Agencies (such entities, “Covered Swap Entities”, and the joint final rules, the “Final Margin Rules”).

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

The Final Margin Rules require minimum variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. The Trust Series are not Covered Swap Entities under the Final Margin Rules but they are financial end-users. Accordingly, the Trust Series are currently subject to the variation margin requirements of the Final Margin Rules. However, the Trust Series do not have material swaps exposure and, accordingly, the Trust Series will not be subject to the initial margin requirements of the Final Margin Rules.

The Dodd-Frank Wall Street Reform and Consumer Protection Act required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015, the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC has yet to finalize its margin rules.

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if a Trust Series enters into an interest rate or index-based credit default swaps that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require each Trust Series to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by a Trust Series’s FCM.

Other Requirements for Swaps

In addition to the margin requirements described above, swaps that are not required to be cleared and executed on an SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements.

Derivatives Regulations in Non-U.S. Jurisdictions

In addition to U.S. laws and regulations, a Trust Series may be subject to non-U.S. derivatives laws and regulations if it engages in futures and/or swap transactions with non-U.S. persons. For example, each Trust Series may be impacted by European laws and regulations to the extent it engages in futures transactions on European exchanges or derivatives transactions with European entities. Other jurisdictions impose requirements applicable to futures and derivatives that are similar to those imposed by the U.S., including position limits, margin clearing and trade execution requirements.

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

Intellectual Property

USCF owns trademark registrations for USCI (and Design) (U.S. Reg. No. 4437230) for “fund investment services,” in use since September 30, 2012, USCI UNITED STATES COMMODITY INDEX FUND (U.S. Reg. No. 4005166) for “fund investment services,” in use since August 10, 2010, and USCI UNITED STATES COMMODITY INDEX FUND (and Design) (U.S. Reg. No. 4005167) for “fund investment services,” in use since August 10, 2010. USCF owns trademark registrations for CPER UNITED STATES COPPER INDEX FUND (and Design) (U.S. Reg. No. 4440922) for “Financial investment services in the field of copper futures contracts, cash-settled options on copper futures contracts, forward contracts for copper, over-the-counter transactions based on the price of copper, and indices based on the foregoing,” in use since September 30, 2012, CPER UNITED STATES COPPER INDEX FUND (and Mining Design) (U.S. Reg. no. 4304002) for “fund investment services,” in use since November 15, 2011, UNITED STATES COPPER INDEX FUND (U.S. Reg. No. 4270057) for “fund investment services,” in use since November 15, 2011, and THE FIRST COPPER ETF, (U.S. Reg. No. 4472746), filed on February 28, 2013. USCF owns trademark registrations for UNITED STATES AGRICULTURE INDEX FUND (U.S. Reg. No. 4270059 for “fund investment services,” in use since April 13, 2012, USAG UNITED STATES AGRICULTURE INDEX FUND (and Design) (U.S. Reg. No. 4304003) for “fund investment services,” in use since April 13, 2012, and USAG UNITED STATES AGRICULTURE INDEX FUND (and Leaf Design) (U.S. Reg. No. 4440921) for “Financial investment services in the field of agriculture futures contracts, cash-settled options on agriculture futures contracts, forward contracts for agriculture, over-the-counter transactions based on the price of agriculture, and indices based on the foregoing,” in use since June 28, 2012. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for USCF (U.S. Reg. No. 5127374) in use since April 10, 2016, USCF (U.S. Reg No. 5040755) for “fund investment services,”, and USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “fund investment services,” in use since June 24, 2008. USCF UNITED STATES COMMODITY FUNDS LLC THE 3RD GENERATION OF COMMODITY INDEX FUNDS (U.S. Reg. No. 4250812), USCF THE 3RD GENERATION OF COMMODITY INDEX FUNDS (U.S. Reg. No 4250813, USCF UNITED STATES COMMODITY FUNDS LLC THE 3RD GENERATION OF COMMODITY INDEX FUNDS (U.S. Reg No. 4258460) and USCF THE 3RD GENERATION OF COMMODITY INDEX FUNDS (U.S. Reg No. 4258461) in use since May 14, 2012.  USCF applied for trademark registration for INVEST IN WHAT’S REAL (Serial No.  87073498) in use since April 2014. USCF relies upon these trademarks and service mark through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

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

As discussed above, the CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures, and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

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

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant. The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

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

The impact of U.S. tax reform on the Trust Series is uncertain.

On December 22, 2017, H.R. 1, the bill formerly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law. The Tax Act substantially alters the U.S. federal tax system in a variety of ways, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect the U.S. economy or the demand for and the price of commodities. As a result, it is possible that the Tax Act, as well as any U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act and any future legislation related to tax reform, could have unexpected or negative impacts on a Trust Series and some or all of its shareholders. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in a Trust Series.

OTC Contract Risk

Each Trust Series will be subject to credit risk with respect to counterparties to OTC contracts entered into by the Trust on behalf of a Trust Series or held by special purpose or structured vehicles.

Each Trust Series faces the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Trust Series, in which case the Trust Series could suffer significant losses on these contracts. The two-way margining requirements imposed by U.S. regulators, discussed in “Item 1. Business – Commodities Regulation,” are intended to mitigate this risk.

Nevertheless, if a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Trust Series may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. The Trust on behalf of a Trust Series may obtain only limited recovery or may obtain no recovery in such circumstances.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on a Trust Series is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on a Trust Series, please see “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K.

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

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as the Trust. A portion of the Trust’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. The Trust does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if the Trust invests in other types of MMFs besides government MMFs in the future, the Trust could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

The failure or bankruptcy of a clearing broker could result in a substantial loss of the Trust Series’ assets and could impair the Trust Series in its ability to execute trades.

In the event of the bankruptcy of a clearing broker or an Exchange’s clearing house, a Trust Series could be exposed to a risk of loss with respect to its assets that are posted as margin. If such a bankruptcy were to occur, the Trust Series would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims. In any case, there can be no assurance that these protections will be effective in allowing the Trust Series to recover all, or even any, of the amounts it has deposited as margin.

Bankruptcy of a clearing FCM can be caused by, among other things, the default of one of the FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by the Trust Series (as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, the Trust Series could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

CFTC regulations impose several requirements on FCMs that are designed to protect customers, including mandating certain customer protections and the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs. There can be no assurance these regulations will prevent losses to, or not materially adversely affect, the Trust Series or the Shareholders.

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

USCI

	High	Low
Fiscal year 2017
First quarter	$40.89	$38.57
Second quarter	$39.35	$37.04
Third quarter	$41.06	$37.93
Fourth quarter	$42.53	$39.82

	High	Low
Fiscal year 2016
First quarter	$41.55	$38.46
Second quarter	$43.76	$39.75
Third quarter	$43.52	$40.98
Fourth quarter	$42.17	$40.00

As of December 31, 2017, USCI had approximately 57,235 holders of shares.

CPER

	High	Low
Fiscal year 2017
First quarter	$18.26	$16.24
Second quarter	$17.51	$16.10
Third quarter	$20.21	$17.05
Fourth quarter	$21.16	$18.88

	High	Low
Fiscal year 2016
First quarter	$15.33	$12.97
Second quarter	$15.06	$13.48
Third quarter	$15.03	$13.63
Fourth quarter	$17.61	$13.70

As of December 31, 2017, CPER had approximately 2,514 holders of shares.

USAG

	High	Low
Fiscal year 2017
First quarter	$19.48	$17.96
Second quarter	$18.00	$17.56
Third quarter	$17.61	$16.17
Fourth quarter	$17.32	$15.87

	High	Low
Fiscal year 2016
First quarter	$19.64	$18.29
Second quarter	$20.15	$18.23
Third quarter	$20.80	$18.90
Fourth quarter	$19.13	$18.07

As of December 31, 2017, USAG had approximately 169 holders of shares.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USCI

USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 10 baskets (comprising 500,000 shares) and 107 baskets (comprising 5,350,000 shares) for the three and twelve months ended December 31, 2017, respectively. Monthly redemptions for last three months are detailed below.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/17 to 10/31/17	-	NA
11/1/17 to 11/30/17	150,000	$41.10
12/1/17 to 12/31/17	350,000	$41.12
Total	500,000

CPER

CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER did not redeem baskets for the three months ended December 31, 2017 and redeemed 9 baskets (comprising 450,000 shares) for the twelve months ended December 31, 2017.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/17 to 10/31/17	-	NA
11/1/17 to 11/30/17	-	NA
12/1/17 to 12/31/17	-	NA
Total	-

USAG

USAG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USAG did not redeem any baskets for the three or twelve months ended December 31, 2017.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/17 to 10/31/17	-	NA
11/1/17 to 11/30/17	-	NA
12/1/17 to 12/31/17	-	NA
Total	-

Item 6. Selected Financial Data.

Financial Highlights for USCI (for the years ended December 31, 2017, 2016, 2015, 2014 and 2013)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Total assets	$504,277	$643,374	$521,732	$753,942	$513,723
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$27,280	$(12,203)	$(98,593)	$(135,557)	$(17,220)
Net income (loss)	$26,491	$(15,640)	$(103,688)	$(141,838)	$(22,367)
Weighted-average shares	12,996,575	14,559,973	12,705,890	12,419,041	9,051,370
Net income (loss) per share	$2.46	$(0.50)	$(7.72)	$(7.82)	$(2.39)
Net income (loss) per weighted average share	$2.04	$(1.07)	$(8.16)	$(11.42)	$(2.47)
Cash and cash equivalents at end of year	$464,781	$601,266	$474,315	$711,985	$474,124

Financial Highlights for CPER (for the years ended December 31, 2017, 2016, 2015, 2014 and 2013)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Total assets	$13,127	$5,805	$2,184	$2,912	$2,379
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$2,257	$248	$(623)	$(383)	$(233)
Net income (loss)	$2,265	$237	$(636)	$(405)	$(251)
Weighted-average shares	577,397	200,546	118,082	150,411	100,000
Net income (loss) per share	$4.69	$2.12	$(4.86)	$(3.82)	$(2.51)
Net income (loss) per weighted average share	$3.92	$1.18	$(5.39)	$(2.69)	$(2.51)
Cash and cash equivalents at end of year	$9,300	$5,388	$1,871	$2,729	$2,041

Financial Highlights for USAG (for the years ended December 31, 2017, 2016, 2015, 2014 and 2013)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Total assets	$1,798	$1,972	$2,023	$2,338	$2,366
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(151)	$(72)	$(304)	$36	$(255)
Net income (loss)	$(150)	$(79)	$(317)	$18	$(277)
Weighted-average shares	100,000	100,000	100,000	100,000	100,000
Net income (loss) per share	$(1.50)	$(0.79)	$(3.17)	$0.18	$(2.77)
Net income (loss) per weighted average share	$(1.50)	$(0.79)	$(3.17)	$0.18	$(2.77)
Cash and cash equivalents at end of year	$1,594	$1,782	$1,821	$2,142	$2,099

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on the Selection Date, it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of December 31, 2017, USCI held 1,794 Futures Contracts on the NYMEX, 3,297 Futures Contracts on the ICE Futures, 1,573 Futures Contracts on the CBOT, 1,225 Futures Contracts on the CME, 6,796 Futures Contracts on the LME and 701 Futures Contracts on the COMEX.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in Other Copper-Related Investments. As of December 31, 2017, CPER held 153 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in Other Agriculture-Related Interests. As of December 31, 2017, USAG held 34 Futures Contracts on the ICE Futures, 24 Futures Contracts on the CBOT, 10 Futures Contracts on the CME and 2 Futures Contract on the KCBT.

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

Commodity Markets
Commodity Futures Price Movements
Year Ended December 31, 2017

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward trend during the year ended December 31, 2017. The table below compares the total returns of the SDCI to the four major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) (1)	8.07%
S&P GSCI Commodity Index (GSCI®) Total Return (2)	5.77%
Bloomberg Commodity Index Total Return (2)	1.70%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	6.16%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total Return SM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of January 1, 2017 was $1,262.46. As of December 31, 2017, the value of the SDCI was $1,364.38, up approximately 8.07% over the year.

The return of approximately 8.07% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $40.02 and ended the year at $42.48 on December 31, 2017, an increase of approximately 6.15% over the year. USCI’s per share NAV reached its high for the year on December 31, 2017 at $42.48 and reached its low for the year on June 20, 2017 at $37.13. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s NAV.

Copper Markets

Copper Futures Price Movements

Year Ended December 31, 2017

As measured by the two major copper indexes, copper futures prices exhibited a mostly upward trend during the year ended December 31, 2017. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(“SCI”)(1)	31.02%
Bloomberg Copper Subindex Total Return(2)	29.17%

(1)	The inception date for the SummerHaven Copper Index Total Return TM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of January 1, 2017 was $815.94. As of December 31, 2017, the value of the SCI was $1,069.01, up approximately 31.02% over the year.

The return of approximately 31.02% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $16.36 and ended the year at $21.05 on December 31, 2017, an increase of approximately 28.67% over the year. CPER’s per share NAV reached its high for the year on December 28, 2017 at $21.09 and reached its low for the year on May 10, 2017 at $16.18. See “Tracking Each Trust Series’ Benchmark” for information about how expenses and income affect CPER’s NAV.

Agriculture Markets

Agriculture Futures Price Movements

Year Ended December 31, 2017

As measured by the three major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a mostly downward trend during the year ended December 31, 2017. The table below compares the total returns of the SDAI to the two major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(“SDAI”)(1)	(7.19)%
Bloomberg Agriculture Subindex Total ReturnSM(2)	(11.05)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(5.18)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDAI as of January 1, 2017 was $273.11. As of December 31, 2017, the value of the SDAI was $253.46, down approximately (7.19)% over the year.

The return of approximately (7.19)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the year at $19.01 and ended the year at $17.51 on December 31, 2017, a decrease of approximately (7.89)% over the period. USAG’s per share NAV reached its high for the period on January 23, 2017 at $20.07 and reached its low for the period on December 12, 2017 at $16.97. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USAG’s per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of December 31, 2017, USCI had issued 30,800,000 shares, 11,800,000 of which were outstanding. As of December 31, 2017, there were 19,200,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of December 31, 2017, CPER had issued 1,250,000 shares, 600,000 of which were outstanding. As of December 31, 2017, there were 28,750,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of December 31, 2017, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of December 31, 2017, there were 19,800,000 shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2017, USCI, CPER and USAG had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016; and for the Year Ended December 31, 2016, Compared to the Year Ended December 31, 2015

USCI

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Per share net asset value, end of period	$42.48	$40.02	$40.52
Average daily total net assets	$515,814,138	$601,364,520	$564,246,884
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$4,017,753	$1,984,573	$462,464
Annualized yield based on average daily total net assets	0.78%	0.33%	0.08%
Management fee	$4,126,513	$4,810,916	$4,513,975
Total fees and other expenses excluding management fees	$1,223,298	$1,404,582	$1,773,760
Total commissions accrued to brokers	$527,610	$776,649	$711,491
Total commissions as annualized percentage of average total net assets	0.10%	0.13%	0.13%
Commissions accrued as a result of rebalancing	$505,199	$752,519	$675,051
Percentage of commissions accrued as a result of rebalancing	95.75%	96.89%	94.88%
Commissions accrued as a result of creation and redemption activity	$22,411	$24,130	$36,440
Percentage of commissions accrued as a result of creation and redemption activity	4.25%	3.11%	5.12%

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

The increase in the per share NAV for the year ended December 31, 2017, compared to the year ended December 31, 2016 was due to the increase in values of the Futures Contracts held by USCI; and for the year ended December 31, 2016, compared to the year ended December 31, 2015, the decrease in the per share was due to the decrease in values of the Futures Contracts held by USCI.

The increase in dividend and interest income earned on Treasuries, cash and/or cash equivalents for the year ended December 31, 2017, compared to year ended December 31, 2016 was primarily due to USCI’s increase on interest earned on Treasuries, cash and/or cash equivalents; and for the year ended December 31, 2016, compared to the year ended December 31, 2015, the increase in dividend and interest income earned on Treasuries, cash and/or cash equivalents was primarily due to USCI’s increase on interest earned on Treasuries, cash and/or cash equivalents.

The decrease in total gross fees and expenses excluding management fees for the year ended December 31, 2017, compared to the year ended December 31, 2016 was primarily due to a decrease in USCI’s accrued tax; and for the year ended December 31, 2016, compared to the year ended December 31, 2015, the decrease in total gross fees and expenses excluding management fees was primarily due to a decrease in USCI’s accrued tax.

The decrease in USCI’s total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016 was primarily due to a decrease in contracts traded during rebalancing; and for the year ended December 31, 2016, compared to the year ended December 31, 2015, the increase in USCI’s total commissions accrued to brokers was primarily due to an increase in contracts traded during rebalancing.

CPER

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Per share net asset value, end of period	$21.05	$16.36	$14.24
Average daily total net assets	$10,341,070	$2,949,214	$1,963,135
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$80,677	$9,625	$1,408
Annualized yield based on average daily total net assets	0.78%	0.33%	0.07%
Management fee	$67,217	$19,170	$12,760
Total fees and other expenses excluding management fees	$55,735	$80,063	$62,540
Total amount of the expense waiver	$40,153	$75,640	$59,601
Expenses before allowance for the expense waiver	$122,952	$99,233	$75,300
Expenses after allowance for the expense waiver	$82,799	$23,593	$15,699
Total commissions accrued to brokers	$5,461	$1,628	$947
Total commissions as annualized percentage of average total net assets	0.05%	0.06%	0.05%
Commissions accrued as a result of rebalancing	$4,390	$1,455	$588
Percentage of commissions accrued as a result of rebalancing	80.39%	89.37%	62.13%
Commissions accrued as a result of creation and redemption activity	$1,071	$173	$359
Percentage of commissions accrued as a result of creation and redemption activity	19.61%	10.63%	37.87%

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

The increase in the per share NAV for the year ended December 31, 2017, compared to the year ended December 31, 2016 was primarily due to the increase in values of the Futures Contracts held by CPER; and for the year ended December 31, 2016, compared to the year ended December 31, 2015, the increase in the per share NAV was primarily due to the increase in values of the Futures Contracts held by CPER.

The dividend and interest income earned on Treasuries, cash and/or cash equivalents for the year ended December 31, 2017, compared to December 31, 2016, was higher primarily due to higher average interest rates. The dividend and interest income earned on Treasuries, cash and/or cash equivalents for the year ended December 31, 2016, compared to year ended December 31, 2015 was higher primarily due to higher average interest rates. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the year ended December 31, 2017, compared to year ended 2016 and higher during the year ended December 31, 2016, compared to year ended December 31, 2015.

The decrease in total gross fees and expenses excluding management fees for the year ended December 31, 2017, compared to the year ended December 31, 2016 was primarily due to a decrease in certain of CPER’s operating expenses; and for the year ended December 31, 2016, compared to the year ended December 31, 2015, the increase in total gross fees and expenses excluding management fees was primarily due to an increase in certain of CPER’s operating expenses.

The increase in CPER’s total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016 was due to an increase in number of contracts traded; and for the year ended December 31, 2016, compared to December 31, 2015, the increase in total commissions accrued to brokers was primarily due to the increase in number of contracts traded.

USAG

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Per share net asset value, end of period	$17.51	$19.01	$19.80
Average daily total net assets	$1,848,181	$1,984,755	$2,092,129
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$13,898	$6,205	$1,466
Annualized yield based on average daily total net assets	0.75%	0.31%	0.07%
Management fee	$12,013	$12,901	$13,599
Total fees and other expenses excluding management fees	$48,340	$75,162	$59,456
Total amount of the expense waiver	$45,533	$72,173	$56,318
Expenses before allowance for the expense waiver	$60,353	$88,063	$73,055
Expenses after allowance for the expense waiver	$14,820	$15,890	$16,737
Total commissions accrued to brokers	$1,923	$2,150	$3,116
Total commissions as annualized percentage of average total net assets	0.10%	0.11%	0.15%
Commissions accrued as a result of rebalancing	$1,923	$2,150	$3,116
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

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

The decrease in the per share NAV for the year ended December 31, 2017, compared to the year ended December 31, 2016 was due to the decrease in values of the Futures Contracts held by USAG; and for the year ended December 31, 2016, compared to the year ended December 31, 2015, the decrease in the per share NAV was due to the decrease in values of the Futures Contracts held by USAG.

The dividend and interest income earned on Treasuries, cash and/or cash equivalents for the year ended December 31, 2017, compared to year ended December 31, 2016 was higher primarily due to higher average interest rates. The dividend and interest income earned on Treasuries, cash and/or cash equivalents for the year ended December 31, 2016, compared to year ended December 31, 2015 was higher primarily due to higher average interest rates. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the year ended December 31, 2017, compared to year ended 2015 and higher during the year ended December 31, 2016, compared to year ended 2015.

The decrease in gross total fees and expenses excluding management fees for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a decrease in certain of USAG’s operating expenses; and the increase in gross total fees and expenses excluding management fees for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily due to an increase in certain of USAG’s operating expenses.

The decrease in USAG’s total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016 was due to a decrease in number of contracts traded; and for the year ended December 31, 2016, compared to December 31, 2015, the decrease in total commissions accrued to brokers were primarily due was due to the decrease in number of contracts traded.

For the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016; and for the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

USCI

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015
Per share net asset value, end of period	$42.48	$40.02	$40.52
Average daily total net assets	$485,695,629	$658,091,080	$524,673,153
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,314,097	$615,612	$185,129
Annualized yield based on average daily total net assets	1.07%	0.37%	0.14%
Management fee	$979,375	$1,323,374	$1,057,971
Total fees and other expenses excluding management fees	$327,955	$317,702	$380,185
Total commissions accrued to brokers	$86,604	$168,953	$190,423
Total commissions as annualized percentage of average total net assets	0.07%	0.10%	0.14%
Commissions accrued as a result of rebalancing	$84,189	$167,743	$180,598
Percentage of commissions accrued as a result of rebalancing	97.21%	$99.28%	94.84%
Commissions accrued as a result of creation and redemption activity	$2,415	$1,210	$9,825
Percentage of commissions accrued as a result of creation and redemption activity	2.79%	0.72%	5.16%

The increase in the per share NAV for the three months ended December 31, 2017, compared to the three months ended December 31, 2016 was due to the increase in values of the Futures Contracts held by USCI; and the decrease in the per share NAV for the three months ended December 31, 2016, compared to the three months ended December 31, 2015 was primarily due to the decrease in values of the Futures Contracts held by USCI.

The decrease in USCI’s average daily total net assets for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, assets was primarily due to a decrease in shares outstanding; and for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, the increase in USCI’s average daily total net assets was primarily due to an increase in shares outstanding.

The increase in USCI’s dividend and interest income earned on Treasuries, cash and/or cash equivalents for the three months ended December 31, 2017, compared to the three months ended December 31, 2016 was due to higher yield earned on Treasuries, cash and/or cash equivalents; and for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, the increase was due to higher yield earned on Treasuries, cash and/or cash equivalents.

The increase in USCI’s total fees and expenses excluding management fees for the three months ended December 31, 2017, compared to the three months ended December 31, 2016 was due to an increase in USCI’s audit and legal expenses; and for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, the decrease in USCI’s total fees and expenses excluding management fees was due to a decrease in USCI’s commissions resulting from USCI’s smaller size as represented by total net assets.

The decrease in USCI’s total commissions accrued to brokers for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was primarily due to fewer contracts traded; and for the three months ended December 31, 2016, compared to the three months December 31, 2015, the decrease in USCI’s total commissions accrued to brokers was primarily due to a decrease in USCI’s total net assets resulting in fewer contracts traded.

CPER

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015
Per share net asset value, end of period	$21.05	$16.36	$14.24
Average daily total net assets	$8,658,563	$3,932,994	$2,215,133
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$23,433	$3,816	$569
Annualized yield based on average daily total net assets	1.07%	0.39%	0.10%
Management fee	$14,186	$6,426	$3,629
Total fees and other expenses excluding management fees	$7,916	$21,038	$16,780
Total amount of the expense waiver	$4,574	$19,556	$15,952
Expenses before allowance for the expense waiver	$22,102	$27,464	$20,409
Expenses after allowance for the expense waiver	$17,528	$7,908	$4,457
Total commissions accrued to brokers	$1,317	$386	$213
Total commissions as annualized percentage of average total net assets	0.06%	0.04%	0.04%
Commissions accrued as a result of rebalancing	$1,176	$309	$213
Percentage of commissions accrued as a result of rebalancing	89.29%	80.05%	100.00%
Commissions accrued as a result of creation and redemption activity	$141	$77	$—
Percentage of commissions accrued as a result of creation and redemption activity	10.71%	19.95%	—%

The increase in the per share NAV for the three months ended December 31, 2017, compared to the three months ended December 31, 2016 was primarily due to the increase in values of the Futures Contracts held by CPER; and for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, the increase in the per share NAV was primarily due to the increase in values of the Futures Contracts held by CPER.

The increase in CPER’s average daily total net assets for the three months ended December 31, 2017, compared to the three months ended December 31, 2016 were due to an increase in values of Futures Contracts held in CPER and net creates; and for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, the increase in CPER’s average daily total net assets was primarily due to an increase in values of Futures Contracts held in CPER.

The increase in CPER’s dividend and interest income earned on Treasuries, cash and/or cash equivalents for the three months ended December 31, 2017, compared to the three months ended December 31, 2016 were due to higher yield earned on Treasuries, cash and/or cash equivalents and net creates; and for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, the increase was due to higher yield earned on Treasuries, cash and/or cash equivalents.

The decrease in CPER’s total gross fees and expenses excluding management fees for the three months ended December 31, 2017, compared to the three months ended December 31, 2016 was due to a decrease in CPER’s professional expenses; and for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, the increase in USCI’s total fees and expenses excluding management fees was due to an increase in CPER’s professional expenses.

The increase in CPER’s total commissions accrued to brokers for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was primarily due to an increase in CPER’s total net assets due to creates resulting in more contracts traded; and for the three months ended December 31, 2016, compared to the three months December 31, 2015, the increase in CPER’s total commissions accrued to brokers was primarily due to an increase in CPER’s total net assets due to creates resulting in more contracts traded.

USAG

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015
Per share net asset value, end of period	$17.51	$19.01	$19.80
Average daily total net assets	$1,756,306	$1,940,085	$2,010,205
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$4,775	$1,714	$484
Annualized yield based on average daily total net assets	1.08%	0.35%	0.10%
Management fee	$2,877	$3,170	$3,294
Total fees and other expenses excluding management fees	$9,355	$19,852	$16,761
Total amount of the expense waiver	$8,708	$19,162	$16,121
Expenses before allowance for the expense waiver	$12,232	$23,022	$20,055
Expenses after allowance for the expense waiver	$3,524	$3,860	$3,934
Total commissions accrued to brokers	$410	$362	$1,510
Total commissions as annualized percentage of average total net assets	0.09%	0.07%	0.30%
Commissions accrued as a result of rebalancing	$410	$362	$1,150
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

The decrease in the per share NAV for the three months ended December 31, 2017, compared to the three months ended December 31, 2016 was due to the decrease in values of the Futures Contracts held by USAG; and the decrease in the per share NAV for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was due to the decrease in values of the Futures Contracts held by USAG.

USAG’s average daily total net assets for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, were lower primarily due to a decrease in values of the Futures Contracts held by USAG; and for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, USAG’s average daily total net assets was lower primarily due to a decrease in values of the Futures Contracts held by USAG.

The increase in CPER’s dividend and interest income earned on Treasuries, cash and/or cash equivalents for the three months ended December 31, 2017, compared to the three months ended December 31, 2016 was due to higher yield earned on Treasuries, cash and/or cash equivalents; and for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, the increase was due to higher yield earned on Treasuries, cash and/or cash equivalents.

The decrease in total gross fees and expenses excluding management fees for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was primarily due to a decrease in certain USAG’s operating expenses; and for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, the increase in total gross fees and expenses excluding management fees was primarily due to an increase in certain USAG’s operating expenses.

USAG’s total commissions accrued to brokers for the three months ended December 31, 2017, compared to the three months ended December 31, 2016 were higher and primarily due to the total number of contracts traded; and for the three months ended December 31, 2016, compared to the three month ended December 31, 2015, were lower and primarily due to the total number of contracts traded.

Portfolio Holdings for USCI

During the year ended December 31, 2017, USCI’s portfolio held at all times Futures Contracts based on at least fourteen different commodities. Due to changes in the composition of the SDCI, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The SDCI” below). The table below lists the Benchmark Component Futures Contracts held during the year ended December 31, 2017.

Benchmark Component Futures Contracts for USCI

• = Component

Source: Bloomberg

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2017. Second, while the tables above list the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

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

USCI

For the 30 valuation days ended December 31, 2017, the simple average daily change in the SDCI was 0.1484%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.1379%. The average daily difference was (0.0105)% (or (1.05) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (3.04)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended December 31, 2017, the last trading day in December. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the Benchmark Component Futures Contracts for the five years ended December 31, 2017.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to December 31, 2017, the simple average daily change in the SDCI was 0.0002%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.0060)%. The average daily difference was (0.0062)% (or (0.62) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (8.19)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2017, the actual total return of USCI as measured by changes in its per share NAV was 6.15%. This is based on an initial per share NAV of $40.02 on December 31, 2016 and an ending per share NAV as of December 31, 2017 of $42.48. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $43.25 as of December 31, 2017, for a total return over the relevant time period of 8.07%. The difference between the actual per share NAV total return of USCI of 6.15% and the expected total return based on the SDCI of 8.07% was an error over the time period of (1.92)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2017, USCI earned interest income of $4,017,753, which is equivalent to a weighted average income rate of approximately 0.78% for such period. In addition, during the year ended December 31, 2017, USCI also collected $15,750 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2017, USCI incurred total expenses of $5,349,811. Income from interest and Authorized Participant collections net of expenses was $(1,316,308), which is equivalent to a weighted average net income rate of approximately (0.26)% for the year ended December 31, 2017.

By comparison, for the year ended December 31, 2016, the actual total return of USCI as measured by changes in its per share NAV was (1.23)%. This was based on an initial per share NAV of $40.52 on December 31, 2015 and an ending per share NAV as of December 31, 2016 of $40.02. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $40.42 as of December 31, 2016, for a total return over the relevant time period of (0.25)%. The difference between the actual per share NAV total return of USCI of (1.23)% and the expected total return based on the SDCI of (0.25)% was an error over the time period of (0.98)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2016, USCI earned interest income of $1,984,573, which is equivalent to a weighted average income rate of approximately 0.33% for such period. In addition, during the year ended December 31, 2016, USCI also collected $17,500 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2016, USCI incurred total expenses of $6,215,498. Income from interest and Authorized Participant collections net of expenses was $(4,213,425), which is equivalent to a weighted average net income rate of approximately (0.70)% for the year ended December 31, 2016.

By comparison, for the year ended December 31, 2015, the actual total return of USCI as measured by changes in its per share NAV was (16.00)%. This was based on an initial per share NAV of $48.24 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $40.52. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SDCI, USCI would have had an estimated per share NAV of $41.37 as of December 31, 2015, for a total return over the relevant time period of (14.24)%. The difference between the actual per share NAV total return of USCI of (16.00)% and the expected total return based on the SDCI of (14.24)% was an error over the time period of (1.76)%, which is to say that USCI’s actual total return underperformed the SDCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2015, USCI earned interest income of $462,464, which is equivalent to a weighted average income rate of approximately 0.08% for such period. In addition, during the year ended December 31, 2015, USCI also collected $15,400 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2015, USCI incurred total expenses of $6,287,735. Income from interest and Authorized Participant collections net of expenses was $(5,810,221), which is equivalent to a weighted average net income rate of approximately (1.03)% for the year ended December 31, 2015.

CPER

For the 30 valuation days ended December 31, 2017, the simple average daily change in the SCI was 0.2478%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.2402% The average daily difference was (0.0076)% (or (0.76) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was 0.0693%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended December 31, 2017, the last trading day in December. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the Benchmark Component Copper Futures Contracts for the five years ended December 31, 2017.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to December 31, 2017, the simple average daily change in the SCI was 0.0010%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.0032)%. The average daily difference was (0.0042)% (or (0.42) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.35)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2017, the actual total return of CPER as measured by changes in its per share NAV was 28.67%. This is based on an initial per share NAV of $16.36 on December 31, 2016 and an ending per share NAV as of December 31, 2017 of $21.05. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SCI, CPER would have had an estimated per share NAV of $21.43 as of December 31, 2017, for a total return over the relevant time period of 30.99%. The difference between the actual per share NAV total return of CPER of 28.67% and the expected total return based on the SCI of 30.99% was an error over the time period of (2.32)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2017, CPER earned interest income of $80,677, which is equivalent to a weighted average income rate of approximately 0.78% for such period. During the year ended December 31, 2017, CPER collected $4,550 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2017, CPER incurred net expenses of $82,799. Income from interest and Authorized Participant collections net of expenses was $2,428, which is equivalent to a weighted average net income rate of approximately 0.023% for the year ended December 31, 2017.

By comparison, for the year ended December 31, 2016, the actual total return of CPER as measured by changes in its per share NAV was 14.89%. This was based on an initial per share NAV of $14.24 on December 31, 2015 and an ending per share NAV as of December 31, 2016 of $16.36. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SCI, CPER would have had an estimated per share NAV of $16.50 as of December 31, 2016, for a total return over the relevant time period of 15.87%. The difference between the actual per share NAV total return of CPER of 14.89% and the expected total return based on the SCI of 15.87% was an error over the time period of (0.98)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2016, CPER earned interest income of $9,625, which is equivalent to a weighted average income rate of approximately 0.33% for such period. During the year ended December 31, 2016, CPER collected $1,400 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2016, CPER incurred net expenses of $23,593. Income from interest and Authorized Participant collections net of expenses was $(12,568), which is equivalent to a weighted average net income rate of approximately (0.43)% for the year ended December 31, 2016.

By comparison, for the year ended December 31, 2015, the actual total return of CPER as measured by changes in its per share NAV was (25.45)%. This was based on an initial per share NAV of $19.10 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $14.24. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily return of the SCI, CPER would have had an estimated per share NAV of $14.35 as of December 31, 2015, for a total return over the relevant time period of (24.85)%. The difference between the actual per share NAV total return of CPER of (25.45)% and the expected total return based on the SCI of (24.85)% was an error over the time period of (0.60)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2015, CPER earned interest income of $1,408, which is equivalent to a weighted average income rate of approximately 0.07% for such period. During the year ended December 31, 2015, CPER collected $700 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2015, CPER incurred net expenses of $15,699. Income from interest and Authorized Participant collections net of expenses was $(13,591), which is equivalent to a weighted average net income rate of approximately (0.69)% for the year ended December 31, 2015.

USAG

For the 30-valuation days ended December 31, 2017, the simple average daily change in the SDAI was (0.0104)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.0233)%. The average daily difference was (0.0129)% (or (1.29)% basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 17.92%, meaning that over this time period USAG’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended December 31, 2017, the last trading day in December. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the Benchmark Component Agriculture Futures Contracts for the five years ended December 31, 2017.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to December 31, 2017, the simple average daily change in the SDAI was (0.0197)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.0222)%. The average daily difference was (0.0025)% (or (0.25) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 4.74%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2017, the actual total return of USAG as measured by changes in its per share NAV was (7.89)%. This is based on an initial per share NAV of $19.01 on December 31, 2016 and an ending per share NAV as of December 31, 2017 of $17.51. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $17.64 as of December 31, 2017, for a total return over the relevant time period of (7.21)%. The difference between the actual per share NAV total return of USAG of (7.89)% and the expected total return based on the SDAI of (7.21)% was an error over the time period of (0.68)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI. These expenses are offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the year ended December 31, 2017, USAG earned interest income of $13,898, which is equivalent to a weighted average income rate of approximately 0.75% for such period. During the year ended December 31, 2017, USAG did not have any baskets for creates or redeems. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2017, USAG incurred net expenses of $14,820. Income from interest and Authorized Participant collections net of expenses was $(922), which is equivalent to a weighted average net income rate of approximately (0.05)% for the year ended December 31, 2017.

By comparison, for the year ended December 31, 2016, the actual total return of USAG as measured by changes in its per share NAV was (3.99)%. This was based on an initial per share NAV of $19.80 on December 31, 2015 and an ending per share NAV as of December 31, 2016 of $19.01. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $18.97 as of December 31, 2016, for a total return over the relevant time period of (4.19)%. The difference between the actual per share NAV total return of USAG of (3.99)% and the expected total return based on the SDAI of (4.19)% was an error over the time period of 0.20%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI. These expenses are offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the year ended December 31, 2016, USAG earned interest income of $6,205, which is equivalent to a weighted average income rate of approximately 0.31% for such period. During the year ended December 31, 2016, USAG did not have any baskets for creates or redeems. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2016, USAG incurred net expenses of $15,890. Income from interest and Authorized Participant collections net of expenses was $(9,685), which is equivalent to a weighted average net income rate of approximately (0.35%) for the year ended December 31, 2016.

By comparison, for the year ended December 31, 2015, the actual total return of USAG as measured by changes in its per share NAV was (13.80)%. This was based on an initial per share NAV of $22.97 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $19.80. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $19.85 as of December 31, 2015, for a total return over the relevant time period of (13.58)%. The difference between the actual per share NAV total return of USAG of (13.80)% and the expected total return based on the SDAI of (13.58)% was an error over the time period of (0.22)%, which is to say that USAG’s actual total return underperformed the SDAI result by that percentage. USAG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI. These expenses are offset in part by the income that USAG collects on its cash and cash equivalent holdings. During the year ended December 31, 2015, USAG earned interest income of $1,466, which is equivalent to a weighted average income rate of approximately 0.07% for such period. During the year ended December 31, 2015, USAG did not have any baskets for creates or redeems. However, if the total assets of USAG continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2015, USAG incurred net expenses of $16,737. Income from interest and Authorized Participant collections net of expenses was $(15,271), which is equivalent to a weighted average net income rate of approximately (0.73)% for the year ended December 31, 2015.

Factors That Can Impact Ability to Track Futures Contracts

There are currently five factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track an Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and none of the Trust Series made any distributions to shareholders during the year ended December 31, 2017. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. At the same time, each Trust Series incurred expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees). The calculation of each Applicable Index includes an interest portion, calculated daily using the 90-Day U.S. Treasury Bill’s total return, but does not include an expense component. When a Trust Series’ income exceeds the sum of its expenses by the yield on the 90-Day U.S. Treasury Bill, such Trust Series realizes a net yield that tends to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If this net yield is lower than the yield on the 90-Day U.S. Treasury Bill, that tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by each Trust Series will continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform tracking the Applicable Index until such a time when interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2017. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2017. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2017. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2017. During the year ended December 31, 2017, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In any of these cases, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2017, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from December 31, 2007 through December 31, 2017.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from December 31, 2007 through December 31, 2017 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results** for

the periods ending 2007 to 2017

Year	Ending Level*	Annual Return
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total Return SM (“SDCI”) Year-Over-Year

Hypothetical Total Returns 2007 to 2017

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2017.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2017
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI
Total return	16.42%	(16.42)%	174.68%	506.34%
Average annual return (total)	2.81%	3.06%	7.83%	11.40%
Annualized volatility	16.27%	22.69%	18.70%	14.89%
Annualized Sharpe ratio	0.05	0.04	0.30	0.61

Source: SHIM, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table immediately above shows the performance of the SDCI from December 31, 1997 through December 31, 2017 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2017; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI

(12/31/2007 — 12/31/2017)

Source: SHIM, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI

(12/31/2012 — 12/31/2017)

Source: SHIM, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SCI

The table and chart below show the hypothetical performance of the SCI from December 31, 2007 through December 31, 2017.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the SCI would have performed from December 31, 2007 through December 31, 2017 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the SCI for the period

from 2007 to 2017

Year	Ending Level*	Annual Return
2007	1,059.17	16.25%
2008	497.18	(53.06)%
2009	1,153.12	131.93%
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%

*	The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SCI Year-Over-Year

Hypothetical Total Returns (12/31/07-12/31/17)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2017.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2017
	BCOM HG TR	Spot Copper (less storage)	SCI TR
Total return	308.51%	135.99%	582.64%
Average annual return (total)	13.62%	10.44%	16.95%
Annualized volatility	26.68%	25.76%	26.11%
Annualized Sharpe ratio	0.43	0.33	0.56

Source: SHIM, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table above shows the performance of the SCI from December 31, 1997 through December 31, 2017 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total Return SM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total Return SM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2017; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes over a ten year period.

Ten Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI (12/31/2007-12/31/2017)

Source: SHIM, Bloomberg, LME

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period.

Five Year Comparison of Index Returns of the S&P GSCI Copper TR,

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI (12/31/2012-12/31/2017)

Source: SHIM, Bloomberg, LME

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SDAI

The table and chart below show the hypothetical performance of the SDAI from December 31, 2007 through December 31, 2017.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from December 31, 2007 through December 31, 2017 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

Hypothetical Performance Results for the period

from December 31, 2007 through December 31, 2017

Year	Ending Level*	Annual Return
2007	315.85	21.59%
2008	261.02	(17.36)%
2009	282.24	8.13%
2010	377.90	33.89%
2011	348.78	(7.71)%
2012	360.61	3.39%
2013	324.10	(10.12)%
2014	329.88	1.78%
2015	285.01	(13.60)%
2016	273.11	(4.18)%
2017	253.46	(7.19)%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Summerhaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (12/31/2007-12/31/2017)

Source: SHIM, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following table and chart compare the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through December 31, 2017.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2017
	BCOM AG TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI
Total return	(45.17)%	(70.01)%	(28.94)%	17.62%
Average annual return (total)	(1.44)%	(4.39)%	(0.44)%	1.76%
Annualized volatility	19.81%	20.58%	19.07%	14.87%
Annualized Sharpe ratio	(0.17)	(0.30)	(0.13)	(0.01)

The table above shows the performance of the SDAI from December 31, 1997 through December 31, 2017 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Agriculture Subindex Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Subindex Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total Return TM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through December 31, 2017; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

Ten Year Comparison of Index Returns of the BCOM AG TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI

(12/31/2007-12/31/2017)

Source: SHIM, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a five year period.

Five Year Comparison of Index Returns of the BCOM AG TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI

(12/31/2012-12/31/2017)

Source: SHIM, Bloomberg

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

Liquidity and Capital Resources

None of the Trust Series has made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. Each Trust Series has met, and it is anticipated that each Trust Series will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. Each Trust Series’ liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC swaps, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in investments in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2017, the Trust Series’ expenses did not exceed the income earned or the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2016, the Trust Series’ expenses exceeded the income each Trust Series earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, the Trust Series’ NAV was negatively impacted.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2017, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the year ended December 31, 2017, the only foreign exchanges on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. Those Futures Contracts are denominated in U.S. dollars. During the year ended December 31, 2017, CPER did not make investments on any foreign exchanges. During the year ended December 31, 2017, the only foreign exchange on which USAG made investments was the ICE Futures. Such Futures Contracts are denominated in Canadian dollars and U.S. dollars.

In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2017, each of USCI, CPER and USAG held cash deposits, investments in Treasuries and money market funds in the amount of $497,389,644, $10,097,982 and $1,753,032, respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian and/or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2017, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of December 31, 2017 or had direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares called “Redemption Baskets.” Each Trust Series has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed. Authorized Participants pay each Trust Series $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for both CPER and USAG. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

•	brokerage and other fees and commissions incurred in connection with the trading activities of each Trust Series;

•	expenses incurred in connection with registering additional shares of each Trust Series or offering shares of each Trust Series after the time any shares of each Trust Series have begun trading on the NYSE Arca;

•	the routine expenses associated with distribution, including printing and mailing, of any monthly, annual and other reports to shareholders required by applicable U.S. federal and state regulatory authorities;

•	payment for routine services of the Trustee, legal counsel and independent accountants;

•	payment for fees associated with tax accounting and reporting, routine accounting, bookkeeping, whether performed by an outside service provider or by affiliates of USCF;

•	Postage and insurance, including directors’ and officers’ liability insurance;

•	costs and expenses associated with investor relations and services;

•	the payment of any distributions related to redemption of shares;

•	payment of all federal, state, local or foreign taxes payable on the income, assets or operations of each Trust Series and the preparation of all tax returns related thereto; and

•	extraordinary expenses (including, but not limited to, indemnification of any person against liabilities and obligations to the extent permitted by law and required under the Trust Agreement and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expense and the settlement of claims and litigation).

While USCF has agreed to pay registration fees to the SEC, FINRA, NYSE Arca or any other regulatory agency or exchange in connection with the initial offer and sale of the shares and the legal, printing, accounting and other expenses associated with such registration, each Trust Series is responsible for any registration fees and related expenses incurred in connection with any subsequent offer and sale of its shares after the initial offering of shares. In addition, any Trust Series, in its Registration Statement, may provide for different allocation of expenses among the Sponsor and such Trust Series, in each case solely with respect to such Trust Series.

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2017, FCM fees were approximately 0.10% of average daily total net assets for USCI, approximately 0.07% of average daily total net assets for CPER, and approximately 0.10% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s or USAG’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER and USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust.

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

As of December 31, 2017, USCI’s portfolio consisted of 15,386 Futures Contracts traded on the Futures Exchanges, CPER’s portfolio consisted of 153 Futures Contracts traded on the COMEX, and USAG’s portfolio consisted of 70 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI’s, CPER’s and USAG’s current holdings, please see www.uscfinvestments.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER and USAG during the year ended December 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

During the 12 month reporting period ended December 31, 2017, no Trust Series had any OTC activities.

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

Item 8. Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Index to Financial Statements

Documents	Page
Management’s Annual Report on Internal Control Over Financial Reporting.	84

Reports of Independent Registered Public Accounting Firm.	85

Statements of Financial Condition at December 31, 2017 and 2016.	87

Schedule of Investments at December 31, 2017 and 2016.	91

Statements of Operations for the years ended December 31, 2017, 2016 and 2015.	100

Statements of Changes in Capital for the years ended December 31, 2017, 2016 and 2015 and Statements of Changes in Shares Outstanding for the years ended December 31, 2017, 2016 and 2015.	104

Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.	108

Notes to Financial Statements for the years ended December 31, 2017, 2016 and 2015.	112

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust’s and each Trust Series’ internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2017, the internal control over financial reporting for the Trust and each Trust Series is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor of

United States Commodity Index Funds Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Commodity Index Funds Trust (the “Trust”), the United States Commodity Index Fund, the United States Copper Index Fund and the United States Agriculture Index Fund (collectively, the “Series”), in total and for the Series as of December 31, 2017 and 2016, including the schedule of investments as of December 31, 2017 and 2016, and the related statements of operations, changes in capital and changes in shares outstanding and cash flows for the years ended December 31, 2017, 2016 and 2015. We also have audited the Trust’s and the Series’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Commodity Index Funds Trust, the United States Commodity Index Fund, the United States Copper Index Fund and the United States Agriculture Index Fund as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years ended December 31, 2017, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust and the Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s financial statements and an opinion on the Trust’s and the Series’ internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust and the Series in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Spicer Jeffries LLP

We have served as the Trust’s auditor since 2009.

Greenwood Village, Colorado

March 14, 2018

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2017 and 2016

United States Commodity Index Fund

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (at cost $393,488,946 and $601,266,026, respectively) (Notes 2 and 6)	$393,488,946	$601,266,026
Short-Term Investments (at cost $71,291,769 and $—, respectively) (Note 6)	71,291,769	—
Equity in trading accounts:
Cash and cash equivalents (at cost $32,608,929 and $40,050,520, respectively)	32,608,929	40,050,520
Unrealized gain (loss) on open commodity futures contracts	6,872,970	2,055,460
Interest receivable	13,598	1,261
ETF transaction fees receivable	350	350

Total assets	$504,276,562	$643,373,617

Liabilities and Capital
Payable for shares redeemed	$2,120,429	$6,015,383
Management fees payable (Note 4)	326,005	445,163
Professional fees payable	539,417	560,068
Brokerage commissions payable	43,305	54,015
Directors' fees and insurance payable	5,496	6,164

Total liabilities	3,034,652	7,080,793

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	501,241,910	636,292,824
Total Capital	501,241,910	636,292,824

Total liabilities and capital	$504,276,562	$643,373,617

Shares outstanding	11,800,000	15,900,000
Net asset value per share	$42.48	$40.02
Market value per share	$42.53	$40.00

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2017 and 2016

United States Copper Index Fund

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (at cost $7,124,096 and $5,387,655, respectively) (Notes 2 and 6)	$7,124,096	$5,387,655
Short-Term Investments (at cost $2,175,807 and $—, respectively) (Note 6)	2,175,807	—
Equity in trading accounts:
Cash and cash equivalents (at cost $798,079 and $253,165, respectively)	798,079	253,165
Unrealized gain (loss) on open commodity futures contracts	881,938	88,575
Receivable for shares sold	2,104,935	—
Receivable from Sponsor (Note 4)	40,153	75,640
Interest receivable	1,137	—
Directors' fees and insurance receivable	35	—
ETF transaction fees receivable	350	—

Total assets	$13,126,530	$5,805,035

Liabilities and Capital
Payable due to Broker	$442,429	$—
Management fees payable (Note 4)	5,282	3,038
Professional fees payable	48,916	77,296
Directors' fees and insurance payable	—	47

Total liabilities	496,627	80,381

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	12,629,903	5,724,654
Total Capital	12,629,903	5,724,654

Total liabilities and capital	$13,126,530	$5,805,035

Shares outstanding	600,000	350,000
Net asset value per share	$21.05	$16.36
Market value per share	$21.06	$16.35

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2017 and 2016

United States Agriculture Index Fund

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (at cost $1,297,110 and $1,781,515, respectively) (Notes 2 and 6)	$1,297,110	$1,781,515
Short-Term Investments (at cost $296,550 and $—, respectively) (Note 6)	296,550	—
Equity in trading accounts:
Cash and cash equivalents (at cost $159,372 and $208,306, respectively)	159,372	208,306
Unrealized gain (loss) on open commodity futures contracts	(1,125)	(89,700)
Receivable from Sponsor (Note 4)	45,533	72,173
Interest receivable	269	—
Directors' fees and insurance receivable	183	—

Total assets	$1,797,892	$1,972,294

Liabilities and Capital
Management fees payable (Note 4)	$2,032	$2,129
Professional fees payable	44,877	69,395
Directors' fees and insurance payable	—	15

Total liabilities	46,909	71,539

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	1,750,983	1,900,755
Total Capital	1,750,983	1,900,755

Total liabilities and capital	$1,797,892	$1,972,294

Shares outstanding	100,000	100,000
Net asset value per share	$17.51	$19.01
Market value per share	$16.51	$18.07

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2017 and 2016

United States Commodity Index Funds Trust

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (at cost $401,910,152 and $608,435,196, respectively) (Notes 2 and 6)	$401,910,152	$608,435,196
Short-Term Investments (at cost $73,764,126 and $—, respectively) (Note 6)	73,764,126	—
Equity in trading accounts:
Cash and cash equivalents (at cost $33,566,380 and $40,511,991, respectively)	33,566,380	40,511,991
Unrealized gain (loss) on open commodity futures contracts	7,753,783	2,054,335
Receivable for shares sold	2,104,935	—
Receivable from Sponsor (Note 4)	85,686	147,813
Interest receivable	15,004	1,261
Directors' fees and insurance receivable	218	—
ETF transaction fees receivable	700	350

Total assets	$519,200,984	$651,150,946

Liabilities and Capital
Payable due to Broker	$442,429	$—
Payable for shares redeemed	2,120,429	6,015,383
Management fees payable (Note 4)	333,319	450,330
Professional fees payable	633,210	706,759
Brokerage commissions payable	43,305	54,015
Directors' fees and insurance payable	5,496	6,226

Total liabilities	3,578,188	7,232,713

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	515,622,796	643,918,233
Total Capital	515,622,796	643,918,233

Total liabilities and capital	$519,200,984	$651,150,946

Shares outstanding	12,500,000	16,350,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2017

United States Commodity Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Zinc Futures LX January 2018 contracts, expiring January 2018	$35,972,181	446	$1,213,069	0.24
LME Aluminum Futures LA February 2018 contracts, expiring February 2018	41,453,762	840	6,148,048	1.23
ICE Brent Crude Oil Futures CO April 2018 contracts, expiring February 2018	35,223,750	534	255,210	0.05
LME Lead Futures LL April 2018 contracts, expiring April 2018	35,815,794	598	1,402,231	0.28
LME Nickel Futures LN April 2018 contracts, expiring April 2018	35,062,350	495	2,888,310	0.58
LME Tin Futures LT May 2018 contracts, expiring May 2018	36,803,605	377	902,050	0.18
LME Lead Futures LL August 2018 contracts, expiring August 2018	35,868,369	567	(482,358)	(0.10)
LME Zinc Futures LX August 2018 contracts, expiring August 2018	35,569,000	436	279,657	0.05
ICE-US Gas Oil Futures QS December 2018 contracts, expiring December 2018	33,607,075	612	986,225	0.20
	325,375,886	4,905	13,592,442	2.71
United States Contracts
CME Live Cattle Futures LC February 2018 contracts, expiring February 2018	35,304,070	726	(5,950)	0.00 *
COMEX Copper Futures HG March 2018 contracts, expiring March 2018	33,763,700	430	1,716,675	0.34
NYMEX Natural Gas Futures NG April 2018 contracts, expiring March 2018	36,539,670	1,368	1,066,650	0.21
CME Feeder Cattle Futures FC March 2018 contracts, expiring March 2018	35,426,138	499	171,275	0.03
LME Aluminum Futures LA April 2018 contracts, expiring April 2018	36,208,836	643	315,455	0.06
ICE-US Sugar #11 Futures SB May 2018 contracts, expiring April 2018	36,330,022	2,151	(145,040)	(0.03)
NYMEX Heating Oil Futures HO June 2018 contracts, expiring May 2018	31,096,531	426	4,297,423	0.86
CBOT Wheat Futures W July 2018 contracts, expiring July 2018	38,725,288	1,573	(3,077,175)	(0.61)
COMEX Gold Futures GC August 2018 contracts, expiring August 2018	34,939,800	271	924,340	0.19
	318,334,055	8,087	5,263,653	1.05
Open Futures Contracts - Short**
Foreign Contracts
LME Zinc Futures LX January 2018 contracts, expiring January 2018	(36,749,919)	446	(438,284)	(0.09)
LME Aluminum Futures LA February 2018 contracts, expiring February 2018	(43,373,100)	840	(4,234,182)	(0.84)
LME Nickel Futures LN April 2018 contracts, expiring April 2018	(31,247,256)	495	(6,706,684)	(1.34)
LME Lead Futures LL April 2018 contracts, expiring April 2018	(36,661,056)	598	(560,927)	(0.11)
LME Tin Futures LT May 2018 contracts, expiring May 2018	(1,458,475)	15	(43,048)	(0.01)
	(149,489,806)	2,394	(11,983,125)	(2.39)
Total Open Futures Contracts***	$494,220,135	15,386	$6,872,970	1.37

United States Commodity Index Funds Trust
Schedule of Investments (Continued)
At December 31, 2017

United States Commodity Index Fund

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.12%, 1/04/2018	$30,000,000	$29,997,213	5.98
1.11%, 1/11/2018	5,000,000	4,998,465	1.00
1.10%, 1/18/2018	10,000,000	9,994,853	1.99
1.12%, 1/25/2018	25,000,000	24,981,417	4.98
0.83%, 2/01/2018	10,000,000	9,992,896	1.99
1.12%, 2/15/2018	5,000,000	4,993,063	1.00
1.06%, 3/01/2018	12,000,000	11,979,399	2.39
1.14%, 3/08/2018	12,000,000	11,975,085	2.39
1.16%, 3/22/2018	10,000,000	9,974,444	1.99
1.07%, 3/29/2018	15,000,000	14,961,672	2.99
1.19%, 4/05/2018	4,000,000	3,987,623	0.80
1.22%, 4/12/2018	10,000,000	9,965,913	1.99
1.23%, 4/19/2018	15,000,000	14,945,212	2.98
1.16%, 4/26/2018	40,000,000	39,853,135	7.95
1.27%, 5/03/2018	20,000,000	19,914,600	3.97
1.32%, 5/10/2018	20,000,000	19,906,117	3.97
1.37%, 5/17/2018	10,000,000	9,948,717	1.99
1.27%, 5/24/2018	25,000,000	24,875,074	4.96
1.43%, 5/31/2018	20,000,000	19,881,667	3.97
1.43%, 6/07/2018	10,000,000	9,938,072	1.98
1.46%, 6/14/2018	10,000,000	9,934,172	1.98
1.27%, 6/21/2018	20,000,000	19,880,181	3.97
1.50%, 6/28/2018	25,000,000	24,815,819	4.95
Total Treasury Obligations		361,694,809	72.16

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	3,000,000	3,000,000	0.60
Goldman Sachs Financial Square Funds - Government Fund - Class FS	3,000,000	3,000,000	0.60
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	3,000,000	3,000,000	0.60
Total Money Market Funds		9,000,000	1.80
Total Cash Equivalents		$370,694,809	73.96

Short-Term Investments
United States Treasury Obligations
1.35%, 7/19/2018	$15,000,000	$14,889,527	2.97
1.21%, 8/16/2018	16,000,000	15,879,280	3.17
1.32%, 9/13/2018	12,000,000	11,889,358	2.37
1.40%, 10/11/2018	15,000,000	14,837,491	2.96
1.54%, 11/08/2018	6,000,000	5,921,213	1.18
1.69%, 12/06/2018	8,000,000	7,874,900	1.57
Total Treasury Obligations		71,291,769	14.22
Total Short-Term Investments		$71,291,769	14.22

* Represents less than 0.005%.

** All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

*** Collateral amounted to $32,608,929 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2016

United States Commodity Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Aluminum Futures LA January 2017 contracts, expiring January 2017	$48,011,306	1,106	$(1,172,206)	(0.19)
LME Tin Futures LT January 2017 contracts, expiring January 2017	52,192,055	611	12,573,896	1.98
LME Aluminum Futures LA February 2017 contracts, expiring February 2017	45,164,525	1,067	(80,638)	(0.01)
LME Tin Futures LT February 2017 contracts, expiring February 2017	45,664,580	434	305,433	0.05
ICE-US Cocoa Futures CC March 2017 contracts, expiring March 2017	54,942,630	2,030	(11,784,830)	(1.85)
LME Zinc Futures LX April 2017 contracts, expiring April 2017	51,449,744	883	5,474,631	0.86
ICE-US Sugar #11 Futures SB May 2017 contracts, expiring April 2017	50,163,781	2,216	(2,386,821)	(0.38)
LME Lead Futures LL May 2017 contracts, expiring May 2017	50,146,225	978	(769,450)	(0.12)
LME Nickel Futures LN July 2017 contracts, expiring July 2017	47,868,434	695	(5,868,193)	(0.92)
ICE Brent Crude Oil Futures CO December 2017 contracts, expiring October 2017	45,543,090	777	90,120	0.01
ICE-US Gas Oil Futures QS December 2017 contracts, expiring December 2017	45,455,550	869	(6,850)	0.00 *
	536,601,920	11,666	(3,624,908)	(0.57)
United States Contracts
CBOT Soybean Oil Futures BO March 2017 contracts, expiring March 2017	42,867,888	2,138	1,593,960	0.25
COMEX Copper Futures HG March 2017 contracts, expiring March 2017	47,789,237	722	(2,564,963)	(0.40)
CME Feeder Cattle Futures FC March 2017 contracts, expiring March 2017	44,529,438	721	569,113	0.09
COMEX Gold Futures GC April 2017 contracts, expiring April 2017	45,813,580	398	127,560	0.02
NYMEX Natural Gas Futures NG October 2017 contracts, expiring September 2017	40,270,450	1,283	5,532,650	0.87
NYMEX WTI Crude Oil Futures CL December 2017 contracts, expiring November 2017	45,500,740	798	33,140	0.00 *
NYMEX Heating Oil Futures HO December 2017 contracts, expiring November 2017	45,531,528	605	130,242	0.02
	312,302,861	6,665	5,421,702	0.85
Open Futures Contracts - Short**
Foreign Contracts
LME Aluminum Futures LA January 2017 contracts, expiring January 2017	(46,912,056)	1,106	65,634	0.01
LME Tin Futures LT January 2017 contracts, expiring January 2017	(62,903,883)	611	(1,864,792)	(0.29)
LME Zinc Futures LX April 2017 contracts, expiring April 2017	(12,025,981)	180	421,463	0.07
LME Lead Futures LL May 2017 contracts, expiring May 2017	(50,664,331)	978	1,281,082	0.20
LME Nickel Futures LN July 2017 contracts, expiring July 2017	(42,360,120)	695	355,279	0.05
	(214,866,371)	3,570	258,666	0.04
Total Open Futures Contracts***	$634,038,420	21,901	$2,055,460	0.32

United States Commodity Index Funds Trust
Schedule of Investments (Continued)
At December 31, 2016

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

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2017

United States Copper Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG May 2018 contracts, expiring May 2018*	$11,797,938	153	$881,938	6.98

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.92%, 1/04/2018	$250,000	$249,981	1.98
1.12%, 1/25/2018	100,000	99,926	0.79
0.82%, 2/01/2018	200,000	199,860	1.58
1.13%, 2/08/2018	100,000	99,881	0.79
1.12%, 2/15/2018	250,000	249,653	1.98
1.02%, 3/01/2018	500,000	499,174	3.95
1.14%, 3/15/2018	300,000	299,313	2.37
1.16%, 3/22/2018	500,000	498,722	3.95
1.02%, 3/29/2018	250,000	249,390	1.98
1.19%, 4/05/2018	200,000	199,381	1.58
1.22%, 4/12/2018	200,000	199,318	1.58
1.23%, 4/19/2018	300,000	298,904	2.37
1.15%, 4/26/2018	400,000	398,540	3.16
1.27%, 5/03/2018	100,000	99,573	0.79
1.37%, 5/17/2018	500,000	497,436	3.94
1.28%, 5/24/2018	300,000	298,485	2.36
1.43%, 5/31/2018	300,000	298,225	2.36
1.43%, 6/07/2018	300,000	298,142	2.36
1.46%, 6/14/2018	500,000	496,709	3.93
1.42%, 6/21/2018	400,000	397,331	3.15
1.50%, 6/28/2018	500,000	496,316	3.93
Total Treasury Obligations		6,424,260	50.88

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	330,000	330,000	2.61
Goldman Sachs Financial Square Funds - Government Fund - Class FS	330,000	330,000	2.61
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	330,000	330,000	2.61
Total Money Market Funds		990,000	7.83
Total Cash Equivalents		$7,414,260	58.71

Short-Term Investments
United States Treasury Obligations
1.36%, 7/19/2018	$400,000	$397,016	3.14
1.44%, 8/16/2018	400,000	396,419	3.14
1.32%, 9/13/2018	300,000	297,230	2.35
1.39%, 10/11/2018	300,000	296,771	2.35
1.58%, 11/08/2018	400,000	394,614	3.12
1.68%, 12/06/2018	400,000	393,757	3.12
Total Treasury Obligations		2,175,807	17.22
Total Short-Term Investments		$2,175,807	17.22

* Collateral amounted to $798,079 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2016

United States Copper Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2017 contracts, expiring March 2017	$2,604,987	46	$276,338	4.83
COMEX Copper Futures HG May 2017 contracts, expiring May 2017	3,076,563	46	(187,763)	(3.28)
Total Open Futures Contracts*	$5,681,550	92	$88,575	1.55

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.34%, 1/05/2017	$250,000	$249,990	4.37
0.44%, 1/26/2017	150,000	149,955	2.62
0.46%, 2/16/2017	150,000	149,913	2.62
0.48%, 3/09/2017	150,000	149,866	2.62
0.46%, 4/06/2017	250,000	249,700	4.36
0.47%, 4/13/2017	250,000	249,667	4.36
0.46%, 4/20/2017	250,000	249,656	4.36
0.47%, 4/27/2017	400,000	399,401	6.98
0.49%, 5/04/2017	350,000	349,411	6.10
0.55%, 5/11/2017	300,000	299,410	5.23
0.60%, 5/18/2017	350,000	349,207	6.10
0.60%, 6/01/2017	200,000	199,501	3.48
0.62%, 6/08/2017	500,000	498,650	8.71
0.65%, 6/15/2017	500,000	498,522	8.71
0.64%, 6/22/2017	500,000	498,471	8.71
Total Cash Equivalents		$4,541,320	79.33

* Collateral amounted to $253,165 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2017

United States Agriculture Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-Canola Futures RS March 2018 contracts, expiring March 2018	$87,058	11	$(1,314)	(0.07)

United States Contracts
CME Live Cattle Futures LC February 2018 contracts, expiring February 2018	192,810	4	1,670	0.10
ICE-US Cotton #2 Futures CT March 2018 contracts, expiring March 2018	136,540	4	20,720	1.18
CBOT Wheat Futures W March 2018 contracts, expiring March 2018	182,513	8	(11,713)	(0.67)
ICE-US Cocoa Futures CC March 2018 contracts, expiring March 2018	80,070	4	(4,390)	(0.25)
KCBT Hard Red Winter Wheat Futures KW March 2018 contracts, expiring March 2018	43,112	2	(387)	(0.02)
CME Feeder Cattle Futures FC March 2018 contracts, expiring March 2018	71,125	1	213	0.01
CME Lean Hogs Futures LH April 2018 contracts, expiring April 2018	149,360	5	1,940	0.11
ICE-US Sugar #11 Futures SB May 2018 contracts, expiring April 2018	198,005	12	3,864	0.22
CBOT Soybean Meal Futures SM July 2018 contracts, expiring July 2018	67,160	2	(2,460)	(0.14)
CBOT Soybean Oil Futures BO July 2018 contracts, expiring July 2018	21,252	1	(1,080)	(0.06)
ICE-US Coffee-C Futures KC July 2018 contracts, expiring July 2018	149,756	3	(2,438)	(0.14)
CBOT Soybean Futures S November 2018 contracts, expiring November 2018	196,988	4	(1,838)	(0.11)
CBOT Corn Futures C December 2018 contracts, expiring December 2018	176,712	9	(3,912)	(0.22)
	1,665,403	59	189	0.01
Total Open Futures Contracts*	$1,752,461	70	$(1,125)	(0.06)

United States Commodity Index Funds Trust
Schedule of Investments (Continued)
At December 31, 2017

United States Agriculture Index Fund

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.12%, 1/04/2018	$100,000	$99,991	5.71
1.11%, 1/11/2018	100,000	99,969	5.71
1.12%, 2/01/2018	100,000	99,904	5.71
1.12%, 2/15/2018	250,000	249,653	14.26
1.14%, 3/08/2018	50,000	49,896	2.85
1.16%, 3/22/2018	50,000	49,872	2.85
1.19%, 4/05/2018	100,000	99,691	5.69
1.27%, 5/03/2018	50,000	49,786	2.84
1.37%, 5/17/2018	50,000	49,744	2.84
1.43%, 5/24/2018	50,000	49,719	2.84
1.43%, 5/31/2018	50,000	49,704	2.84
1.49%, 6/21/2018	50,000	49,648	2.84
1.50%, 6/28/2018	50,000	49,632	2.83
Total Treasury Obligations		1,047,209	59.81

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	100,000	100,000	5.71
Goldman Sachs Financial Square Funds - Government Fund - Class FS	100,000	100,000	5.71
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	100,000	100,000	5.71
Total Money Market Funds		300,000	17.13
Total Cash Equivalents		$1,347,209	76.94

Short-Term Investments
United States Treasury Obligations
1.33%, 7/19/2018	$50,000	$49,635	2.83
1.44%, 8/16/2018	50,000	49,551	2.83
1.51%, 9/13/2018	50,000	49,471	2.83
1.67%, 10/11/2018	50,000	49,353	2.82
1.58%, 11/08/2018	50,000	49,326	2.82
1.70%, 12/06/2018	50,000	49,214	2.81
Total Treasury Obligations		296,550	16.94
Total Short-Term Investments		$296,550	16.94

* Collateral amounted to $159,372 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2016

United States Agriculture Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-US Cotton #2 Futures CT March 2017 contracts, expiring March 2017	$140,385	4	$915	0.05
ICE-Canola Futures RS March 2017 contracts, expiring March 2017	22,444	3	63	0.00 *
ICE-US Cocoa Futures CC March 2017 contracts, expiring March 2017	182,800	7	(33,980)	(1.79)
ICE-US Sugar #11 Futures SB May 2017 contracts, expiring April 2017	251,250	11	(14,090)	(0.74)
ICE-US Coffee-C Futures KC July 2017 contracts, expiring July 2017	255,900	4	(43,350)	(2.28)
	852,779	29	(90,442)	(4.76)
United States Contracts
CBOT Soybean Oil Futures BO March 2017 contracts, expiring March 2017	79,884	4	3,300	0.17
CBOT Wheat Futures W March 2017 contracts, expiring March 2017	134,387	6	(11,988)	(0.63)
CME Feeder Cattle Futures FC March 2017 contracts, expiring March 2017	124,063	2	1,038	0.06
CME Lean Hogs Futures LH April 2017 contracts, expiring April 2017	74,900	3	6,790	0.36
CME Live Cattle Futures LC April 2017 contracts, expiring April 2017	132,980	3	4,510	0.24
KCBT Hard Red Winter Wheat Futures KW May 2017 contracts, expiring May 2017	43,300	2	(300)	(0.02)
CBOT Soybean Meal Futures SM July 2017 contracts, expiring July 2017	163,270	5	(2,270)	(0.12)
CBOT Soybean Futures S November 2017 contracts, expiring November 2017	196,437	4	1,412	0.07
CBOT Corn Futures C December 2017 contracts, expiring December 2017	191,750	10	(1,750)	(0.09)
	1,140,971	39	742	0.04
Total Open Futures Contracts**	$1,993,750	68	$(89,700)	(4.72)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.34%, 1/05/2017	$250,000	$249,991	13.15
0.45%, 2/16/2017	250,000	249,856	13.15
0.49%, 5/04/2017	400,000	399,327	21.01
0.60%, 5/18/2017	250,000	249,434	13.12
0.64%, 6/22/2017	250,000	249,235	13.11
Total Cash Equivalents		$1,397,843	73.54

* Represents less than 0.005%.
** Collateral amounted to $208,306 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

United States Commodity Index Fund

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$22,989,718	$(22,063,913)	$(127,566,722)
Change in unrealized gain (loss) on open positions	4,817,510	10,637,687	29,684,932
Realized gain (loss) on short-term investments	—	—	3,645
Interest income*	4,017,753	1,984,573	462,464
ETF transaction fees	15,750	17,500	15,050

Total income (loss)	31,840,731	(9,424,153)	(97,400,631)

Expenses
Management fees (Note 4)	4,126,513	4,810,916	4,513,975
Professional fees	626,130	553,904	948,893
Brokerage commissions	527,610	776,649	711,491
Directors' fees and insurance	69,558	74,029	113,376

Total expenses	5,349,811	6,215,498	6,287,735

Net income (loss)	$26,490,920	$(15,639,651)	$(103,688,366)
Net income (loss) per share	$2.46	$(0.50)	$(7.72)
Net income (loss) per weighted average share	$2.04	$(1.07)	$(8.16)
Weighted average shares outstanding	12,996,575	14,559,973	12,705,890

 * Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

United States Copper Index Fund

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$1,468,825	$(19,600)	$(639,262)
Change in unrealized gain (loss) on open positions	793,363	269,200	16,900
Realized gain (loss) on short-term investments	(23)	—	17
Interest income*	80,677	9,625	1,408
ETF transaction fees	4,550	1,400	700

Total income (loss)	2,347,392	260,625	(620,237)

Expenses
Management fees (Note 4)	67,217	19,170	12,760
Professional fees	48,451	78,043	61,175
Brokerage commissions	5,461	1,628	947
Directors' fees and insurance	1,823	392	418

Total expenses	122,952	99,233	75,300

Expense waiver (Note 4)	(40,153)	(75,640)	(59,601)

Net expenses	82,799	23,593	15,699

Net income (loss)	$2,264,593	$237,032	$(635,936)
Net income (loss) per share	$4.69	$2.12	$(4.86)
Net income (loss) per weighted average share	$3.92	$1.18	$(5.39)
Weighted average shares outstanding	577,397	200,546	118,082

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

United States Agriculture Index Fund

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(238,006)	$26,386	$(373,442)
Change in unrealized gain (loss) on open positions	88,575	(95,857)	72,733
Realized gain (loss) on foreign currency transactions	(31)	(113)	18
Change in unrealized gain (loss) on foreign currency translations	612	504	(1,120)
Interest income*	13,898	6,205	1,466

Total income (loss)	(134,952)	(62,875)	(300,345)

Expenses
Management fees (Note 4)	12,013	12,901	13,599
Professional fees	45,273	72,711	55,955
Brokerage commissions	1,923	2,150	3,116
Directors' fees and insurance	1,144	301	385

Total expenses	60,353	88,063	73,055

Expense waiver (Note 4)	(45,533)	(72,173)	(56,318)

Net expenses	14,820	15,890	16,737

Net income (loss)	$(149,772)	$(78,765)	$(317,082)
Net income (loss) per share	$(1.50)	$(0.79)	$(3.17)
Net income (loss) per weighted average share	$(1.50)	$(0.79)	$(3.17)
Weighted average shares outstanding	100,000	100,000	100,000

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

United States Commodity Index Funds Trust

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$24,220,537	$(22,057,127)	$(128,761,842)
Change in unrealized gain (loss) on open positions	5,699,448	10,811,030	29,911,129
Realized gain (loss) on foreign currency transactions	(31)	(113)	18
Realized gain (loss) on short-term investments	(23)	—	3,812
Change in unrealized gain (loss) on foreign currency translations	612	504	(1,120)
Interest income*	4,112,328	2,000,403	465,496
ETF transaction fees	20,300	18,900	16,100

Total income (loss)	34,053,171	(9,226,403)	(98,366,407)

Expenses
Management fees (Note 4)	4,205,743	4,842,987	4,542,429
Professional fees	719,854	704,658	1,075,066
Brokerage commissions	534,994	780,427	715,863
Directors' fees and insurance	72,525	74,722	114,250

Total expenses	5,533,116	6,402,794	6,447,608

Expense waiver (Note 4)	(85,686)	(147,813)	(124,812)

Net expenses	5,447,430	6,254,981	6,322,796

Net income (loss)	$28,605,741	$(15,481,384)	$(104,689,203)

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2017, 2016 and 2015

United States Commodity Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2014	$—	$709,120,840	$709,120,840
Additions	—	155,622,096	155,622,096
Redemptions	—	(240,418,600)	(240,418,600)
Net income (loss)	—	(103,688,366)	(103,688,366)
Balances, at December 31, 2015	—	520,635,970	520,635,970
Additions	—	207,139,996	207,139,996
Redemptions	—	(75,843,491)	(75,843,491)
Net income (loss)	—	(15,639,651)	(15,639,651)
Balances, at December 31, 2016	—	636,292,824	636,292,824
Additions	—	49,804,005	49,804,005
Redemptions	—	(211,345,839)	(211,345,839)
Net income (loss)	—	26,490,920	26,490,920
Balances, at December 31, 2017	$—	$501,241,910	$501,241,910

Statements of Changes in Shares Outstanding

For the years ended December 31, 2017, 2016 and 2015

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2014	—	14,700,000	14,700,000
Additions	—	3,500,000	3,500,000
Redemptions	—	(5,350,000)	(5,350,000)
Shares Outstanding, at December 31, 2015	—	12,850,000	12,850,000
Additions	—	4,900,000	4,900,000
Redemptions	—	(1,850,000)	(1,850,000)
Shares Outstanding, at December 31, 2016	—	15,900,000	15,900,000
Additions	—	1,250,000	1,250,000
Redemptions	—	(5,350,000)	(5,350,000)
Shares Outstanding, at December 31, 2017	–	11,800,000	11,800,000

Net Asset Value Per Share:
At December 31, 2014	$48.24
At December 31, 2015	$40.52
At December 31, 2016	$40.02
At December 31, 2017	$42.48

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2017, 2016 and 2015

United States Copper Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2014	$—	$2,865,627	$2,865,627
Additions	—	799,533	799,533
Redemptions	—	(893,834)	(893,834)
Net income (loss)	—	(635,936)	(635,936)
Balances, at December 31, 2015	—	2,135,390	2,135,390
Additions	—	3,352,232	3,352,232
Redemptions	—	—	—
Net income (loss)	—	237,032	237,032
Balances, at December 31, 2016	—	5,724,654	5,724,654
Additions	—	12,667,909	12,667,909
Redemptions	—	(8,027,253)	(8,027,253)
Net income (loss)	—	2,264,593	2,264,593
Balances, at December 31, 2017	$—	$12,629,903	$12,629,903

Statements of Changes in Shares Outstanding

For the years ended December 31, 2017, 2016 and 2015

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2014	—	150,000	150,000
Additions	—	50,000	50,000
Redemptions	—	(50,000)	(50,000)
Shares Outstanding, at December 31, 2015	—	150,000	150,000
Additions	—	200,000	200,000
Redemptions	—	—	—
Shares Outstanding, at December 31, 2016	—	350,000	350,000
Additions	—	700,000	700,000
Redemptions	—	(450,000)	(450,000)
Shares Outstanding, at December 31, 2017	–	600,000	600,000

Net Asset Value Per Share:
At December 31, 2014	$19.10
At December 31, 2015	$14.24
At December 31, 2016	$16.36
At December 31, 2017	$21.05

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2017, 2016 and 2015

United States Agriculture Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2014	$—	$2,296,602	$2,296,602
Additions	—	—	—
Redemptions	—	—	—
Net income (loss)	—	(317,082)	(317,082)
Balances, at December 31, 2015	—	1,979,520	1,979,520
Additions	—	—	—
Redemptions	—	—	—
Net income (loss)	—	(78,765)	(78,765)
Balances, at December 31, 2016	—	1,900,755	1,900,755
Additions	—	—	—
Redemptions	—	—	—
Net income (loss)	—	(149,772)	(149,772)
Balances, at December 31, 2017	$—	$1,750,983	$1,750,983

Statements of Changes in Shares Outstanding

For the years ended December 31, 2017, 2016 and 2015

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2014	—	100,000	100,000
Additions	—	—	—
Redemptions	—	—	—
Shares Outstanding, at December 31, 2015	—	100,000	100,000
Additions	—	—	—
Redemptions	—	—	—
Shares Outstanding, at December 31, 2016	—	100,000	100,000
Additions	—	—	—
Redemptions	—	—	—
Shares Outstanding, at December 31, 2017	–	100,000	100,000

Net Asset Value Per Share:
At December 31, 2014	$22.97
At December 31, 2015	$19.80
At December 31, 2016	$19.01
At December 31, 2017	$17.51

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2017, 2016 and 2015

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total
Balances, at December 31, 2014	$—	$716,264,689	$716,264,689
Additions	—	156,421,629	156,421,629
Redemptions	—	(243,246,235)	(243,246,235)
Net income (loss)	—	(104,689,203)	(104,689,203)
Balances, at December 31, 2015	—	524,750,880	524,750,880
Additions	—	210,492,228	210,492,228
Redemptions	—	(75,843,491)	(75,843,491)
Net income (loss)	—	(15,481,384)	(15,481,384)
Balances, at December 31, 2016	—	643,918,233	643,918,233
Additions	—	62,471,914	62,471,914
Redemptions	—	(219,373,092)	(219,373,092)
Net income (loss)	—	28,605,741	28,605,741
Balances, at December 31, 2017	$—	$515,622,796	$515,622,796

Statements of Changes in Shares Outstanding

For the years ended December 31, 2017, 2016 and 2015

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2014	—	15,050,000	15,050,000
Additions	—	3,550,000	3,550,000
Redemptions	—	(5,500,000)	(5,500,000)
Shares Outstanding, at December 31, 2015	—	13,100,000	13,100,000
Additions	—	5,100,000	5,100,000
Redemptions	—	(1,850,000)	(1,850,000)
Shares Outstanding, at December 31, 2016	—	16,350,000	16,350,000
Additions	—	1,950,000	1,950,000
Redemptions	—	(5,800,000)	(5,800,000)
Shares Outstanding, at December 31, 2017	–	12,500,000	12,500,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

United States Commodity Index Fund

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$26,490,920	$(15,639,651)	$(103,688,366)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	(71,291,769)	—	—
(Increase) decrease in commodity futures trading account - cash and cash equivalents	7,441,591	15,941,203	24,230,603
Unrealized (gain) loss on open futures contracts	(4,817,510)	(10,637,687)	(29,684,932)
(Increase) decrease in interest receivable	(12,337)	—	—
(Increase) decrease in directors' fees and insurance receivable	—	6,190	(6,190)
(Increase) decrease in ETF transaction fees receivable	—	(350)	1,050
Increase (decrease) in management fees payable	(119,158)	85,619	(172,237)
Increase (decrease) in professional fees payable	(20,651)	(133,821)	199,184
Increase (decrease) in brokerage commissions payable	(10,710)	11,200	—
Increase (decrease) in directors' fees and insurance payable	(668)	6,164	(15,638)
Net cash provided by (used in) operating activities	(42,340,292)	(10,361,133)	(109,136,526)

Cash Flows from Financing Activities:
Addition of shares	49,804,005	207,139,996	155,622,096
Redemption of shares	(215,240,793)	(69,828,108)	(284,155,249)
Net cash provided by (used in) financing activities	(165,436,788)	137,311,888	(128,533,153)

Net Increase (Decrease) in Cash and Cash Equivalents	(207,777,080)	126,950,755	(237,669,679)

Cash and Cash Equivalents, beginning of year	601,266,026	474,315,271	711,984,950
Cash and Cash Equivalents, end of year	$393,488,946	$601,266,026	$474,315,271

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

United States Copper Index Fund

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$2,264,593	$237,032	$(635,936)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	(2,175,807)	—	—
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(544,914)	180,275	(96,292)
Unrealized (gain) loss on open futures contracts	(793,363)	(269,200)	(16,900)
(Increase) decrease in receivable from Sponsor	35,487	(16,039)	(16,771)
(Increase) decrease in interest receivable	(1,137)	—	25
(Increase) decrease in directors' fees and insurance receivable	(35)	32	(32)
(Increase) decrease in ETF transaction fees receivable	(350)	—	—
Increase (decrease) in payable due to Broker	442,429	—	—
Increase (decrease) in management fees payable	2,244	1,882	(456)
Increase (decrease) in professional fees payable	(28,380)	30,138	2,581
Increase (decrease) in directors' fees and insurance payable	(47)	47	(35)
Net cash provided by (used in) operating activities	(799,280)	164,167	(763,816)

Cash Flows from Financing Activities:
Addition of shares	10,562,974	3,352,232	799,533
Redemption of shares	(8,027,253)	—	(893,834)
Net cash provided by (used in) financing activities	2,535,721	3,352,232	(94,301)

Net Increase (Decrease) in Cash and Cash Equivalents	1,736,441	3,516,399	(858,117)

Cash and Cash Equivalents, beginning of year	5,387,655	1,871,256	2,729,373
Cash and Cash Equivalents, end of year	$7,124,096	$5,387,655	$1,871,256

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

United States Agriculture Index Fund

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(149,772)	$(78,765)	$(317,082)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	(296,550)	—	—
(Increase) decrease in commodity futures trading account - cash and cash equivalents	48,934	(68,839)	83,359
Unrealized (gain) loss on open futures contracts	(88,575)	95,857	(72,733)
(Increase) decrease in receivable from Sponsor	26,640	(15,849)	(17,185)
(Increase) decrease in interest receivable	(269)	46	—
(Increase) decrease in directors' fees and insurance receivable	(183)	—	—
Increase (decrease) in management fees payable	(97)	(42)	877
Increase (decrease) in professional fees payable	(24,518)	28,414	1,131
Increase (decrease) in directors' fees and insurance payable	(15)	(49)	(40)
Net cash provided by (used in) operating activities	(484,405)	(39,227)	(321,673)

Cash Flows from Financing Activities:
Addition of shares	—	—	—
Redemption of shares	—	—	—
Net cash provided by (used in) financing activities	—	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	(484,405)	(39,227)	(321,673)

Cash and Cash Equivalents, beginning of year	1,781,515	1,820,742	2,142,415
Cash and Cash Equivalents, end of year	$1,297,110	$1,781,515	$1,820,742

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

United States Commodity Index Funds Trust

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$28,605,741	$(15,481,384)	$(104,689,203)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	(73,764,126)	—	—
(Increase) decrease in commodity futures trading account - cash and cash equivalents	6,945,611	16,052,639	24,535,826
Unrealized (gain) loss on open futures contracts	(5,699,448)	(10,811,030)	(29,911,129)
(Increase) decrease in receivable from Sponsor	62,127	(31,888)	3,829
(Increase) decrease in interest receivable	(13,743)	46	36
(Increase) decrease in directors' fees and insurance receivable	(218)	6,222	(6,222)
(Increase) decrease in ETF transaction fees receivable	(350)	(350)	1,050
Increase (decrease) in payable due to Broker	442,429	—	—
Increase (decrease) in management fees payable	(117,011)	87,459	(172,944)
Increase (decrease) in professional fees payable	(73,549)	(75,269)	163,900
Increase (decrease) in brokerage commissions payable	(10,710)	11,200	—
Increase (decrease) in directors' fees and insurance payable	(730)	6,162	(15,792)
Net cash provided by (used in) operating activities	(43,623,977)	(10,236,193)	(110,090,649)

Cash Flows from Financing Activities:
Addition of shares	60,366,979	210,492,228	156,421,629
Redemption of shares	(223,268,046)	(69,828,108)	(286,982,884)
Net cash provided by (used in) financing activities	(162,901,067)	140,664,120	(130,561,255)

Net Increase (Decrease) in Cash and Cash Equivalents	(206,525,044)	130,427,927	(240,651,904)

Cash and Cash Equivalents, beginning of year	608,435,196	478,007,269	718,659,173
Cash and Cash Equivalents, end of year	$401,910,152	$608,435,196	$478,007,269

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years ended December 31, 2017, 2016 and 2015

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

USCI, CPER and USAG each issue shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”). USCI, CPER, and USAG are collectively referred to herein as the “Trust Series.” The Trust and each Trust Series operate pursuant to the Fourth Amended and Restated Declaration of Trust and Trust Agreement dated as of December 15, 2017 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund (“RMLP”), and the REX S&P MLP Inverse Fund (“MLPD”),which are currently in registration and have not commenced operations (together, the “REX Funds”), and the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. Each Trust Series earns income on funds held at the custodian or futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Trust Series are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2017 for any Trust Series.

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

Each Trust Series receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in each Trust Series’ statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and the per share NAV at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2017, USCF held 5 shares of USCI, 40 shares of CPER and 5 shares of USAG.

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

A new series of the Trust was designated on June 1, 2016, the USCF Canadian Crude Oil Index Fund (“UCCO”). UCCO has not commenced operations as of the filing of this annual report on Form 10-K. USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017.

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2017, USCI held 1,794 Futures Contracts on the NYMEX, 3,297 Futures Contracts on the ICE Futures, 1,573 Futures Contracts on the CBOT, 1,225 Futures Contracts on the CME, 6,796 Futures Contracts on the LME and 701 Futures Contracts on the COMEX, totaling 15,386 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of December 31, 2017, CPER held 153 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of December 31, 2017, USAG held 34 Futures Contracts on the ICE Futures, 24 Futures Contracts on the CBOT, 10 Futures Contracts on the CME and 2 Futures Contract on the KCBT, totaling 70 futures contracts.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the years ended December 31, 2017, 2016 and 2015, none of the Trust Series incurred any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2017 amounted to a total of $536,375 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2017 was $69,558, CPER’s portion of such fees and expenses for the year ended December 31, 2017 was $1,823. USAG’s portion of such fees and expenses for the year ended December 31, 2017 was $1,144. For the year ended December 31, 2016, these fees and expenses were $582,050 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2016 was $74,029, CPER’s portion of such fees and expenses for the year ended December 31, 2016 was $392, USAG’s portion of such fees and expenses for the year ended December 31, 2016 was $301.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs amounted to a total of $590,000 for the year ended December 31, 2017 for USCI, $46,000 for the year ended December 31, 2017 for CPER and $45,000 for the year ended December 31, 2017 for USAG. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 below. In addition, USCF pays certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2017, USCF waived $40,153 in expenses for CPER and $45,533 for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

Brokerage and Futures Commission Merchant Agreements

On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). WFS is referred to as the FCM. The agreements require the FCM to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for each Trust Series’ account. In accordance with the agreement, the FCM charges each Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contacts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Total commissions accrued to brokers	$527,610	$776,649	$711,491
Total commissions as an annualized percentage of net assets	0.10%	0.13%	0.13%
Commissions accrued as a result of rebalancing	$505,199	$752,519	$675,051
Percentage of commissions accrued as a result of rebalancing	95.75%	96.89%	94.88%
Commissions accrued as a result of creation and redemption activity	$22,411	$24,130	$36,440
Percentage of commissions accrued as a result of creation and redemption activity	4.25%	3.11%	5.12%

The decrease in USCI’s total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily a result of decreased brokerage fees due to a lower number of contracts held and traded, and for the year ended December 31, 2016, compared to the year ended December 31, 2015, the increase in USCI’s total commissions accrued to brokers was primarily a result of increased brokerage fees due to a higher number of contracts held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

CPER

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Total commissions accrued to brokers	$5,461	$1,628	$947
Total commissions as an annualized percentage of net assets	0.05%	0.06%	0.05%
Commissions accrued as a result of rebalancing	$4,390	$1,455	$588
Percentage of commissions accrued as a result of rebalancing	80.39%	89.37%	62.09%
Commissions accrued as a result of creation and redemption activity	$1,071	$173	$359
Percentage of commissions accrued as a result of creation and redemption activity	19.61%	10.63%	37.91%

The increase in CPER’s total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily a result of increased brokerage fees due to a higher number of contracts held and traded as well as net creates; and for the year ended December 31, 2016, compared to the year ended December 31, 2015, the increase in CPER’s total commissions accrued to brokers was primarily a result of increased brokerage fees due to a higher number of contracts held and traded as well as net creates. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USAG

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Total commissions accrued to brokers	$1,923	$2,150	$3,116
Total commissions as an annualized percentage of net assets	0.10%	0.11%	0.15%
Commissions accrued as a result of rebalancing	$1,923	$2,150	$3,116
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

USAG’s total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was lower primarily as a result of decreased brokerage fees due to a lower number of contracts held and traded; and for the year ended December 31, 2016, compared to the year ended December 31, 2015, was lower primarily as a result of decreased brokerage fees due to a lower number of contracts held and traded.

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

USCF is also party to an Amended Licensing Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven sub-licensed to each Trust Series the use of certain names and marks, including the Applicable Index for each Trust Series for which SummerHaven has a sub-license from SHIM, the owner of each Applicable Index. Under the Licensing Agreement, USCF paid SummerHaven an annual fee of $15,000 per each Trust Series for the year ended December 31, 2017, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series.

NOTE 6 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

Each Trust Series engages in the trading of futures contracts, options on futures contracts, cleared swaps and OTC swaps(collectively, “derivatives”). As such, each Trust Series is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

Each Trust Series may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g. ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the Futures Contracts held by each Trust Series through December 31, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

A Trust Series’ cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of a Trust Series’ assets posted with that FCM; however, the majority of each Trust Series’ assets are held in investments in Treasuries, cash and/or cash equivalents with the Trust Series’ custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of the Trust Series’ custodian, however, could result in a substantial loss of each Trust Series’ assets.

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2017, USCI, CPER and USAG held investments in money market funds in the amounts of $9,000,000, $990,000 and $300,000, respectively. As of December 31, 2016, none of the Trust Series held investments in money market funds. Each Trust Series holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas which are subject to U.S. regulation and regulatory oversight. As of December 31, 2017 and December 31, 2016, USCI held cash deposits and investments in Treasuries in the amounts of $488,389,644 and $641,316,546, respectively, with the custodian and FCM. As of December 31, 2017 and December 31, 2016, CPER held cash deposits and investments in Treasuries in the amounts of $9,107,982 and $5,640,820, respectively, with the custodian and FCM. As of December 31, 2017 and December 31, 2016, USAG held cash deposits and investments in Treasuries in the amounts of $1,453,032 and $1,989,821, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCM cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the years ended December 31, 2017, 2016 and 2015 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Per Share Operating Performance:
Net asset value, beginning of year	$40.02	$40.52	$48.24
Total income (loss)	2.87	(0.07)	(7.23)
Net expenses	(0.41)	(0.43)	(0.49)
Net increase (decrease) in net asset value	2.46	(0.50)	(7.72)
Net asset value, end of year	$42.48	$40.02	$40.52
Total Return	6.15%	(1.23)%	(16.00)%
Ratios to Average Net Assets
Total income (loss)	6.17%	(1.57)%	(17.26)%
Management fees	0.80%*	0.80%*	0.80%**
Total expenses excluding management fees	0.24%	0.23%	0.31%
Expenses waived	— %*	— %*	— %**
Net expenses excluding management fees	0.24%	0.23%	0.31%
Net income (loss)	5.14%	(2.60)%	(18.38)%

*	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
**	From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI.

CPER

	Year ended December 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
Per Share Operating Performance:
Net asset value, beginning of year	$16.36		$14.24		$19.10
Total income (loss)	4.83		2.24		(4.73)
Net expenses	(0.14)		(0.12)		(0.13)
Net increase (decrease) in net asset value	4.69		2.12		(4.86)
Net asset value, end of year	$21.05		$16.36		$14.24
Total Return	28.67%		14.89%		(25.45)%
Ratios to Average Net Assets
Total income (loss)	22.70%		8.84%		(31.59)%
Management fees	0.65	%*	0.65	%*	0.65	%**
Total expenses excluding management fees	0.54%		2.71%		3.19	%†
Expenses waived	(0.39	)%*†	(2.56	)%*†	(3.04	)%**†
Net expenses excluding management fees	0.15%		0.15%		0.15	%†
Net income (loss)	21.90%		8.04%		(32.39)%

*	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.
**	From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% per annum of average daily total net assets for CPER.
†	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

USAG

	Year ended December 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
Per Share Operating Performance:
Net asset value, beginning of year	$19.01		$19.80		$22.97
Total income (loss)	(1.35)		(0.63)		(3.00)
Net expenses	(0.15)		(0.16)		(0.17)
Net increase (decrease) in net asset value	(1.50)		(0.79)		(3.17)
Net asset value, end of year	$17.51		$19.01		$19.80
Total Return	(7.89)%		(3.99)%		(13.80)%
Ratios to Average Net Assets
Total income (loss)	(7.30)%		(3.17)%		(14.36)%
Management fees	0.65	%*	0.65	%*	0.65	%**
Total expenses excluding management fees	2.62%		3.79%		2.84	%†
Expenses waived	(2.47	)%*†	(3.64	)%*†	(2.69	)%**†
Net expenses excluding management fees	0.15%		0.15%		0.15	%†
Net income (loss)	(8.10)%		(3.97)%		(15.16)%

*	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG.
**	From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% per annum of average daily total net assets for USAG.
†	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2017 and 2016.

USCI

	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
Total Income (Loss)	$(9,365,854)	$(9,718,956)	$21,340,388	$29,585,153
Total Expenses	1,431,730	1,424,635	1,186,116	1,307,330
Net Income (Loss)	$(10,797,584)	$(11,143,591)	$20,154,272	$28,277,823
Net Income (Loss) per Share	$(0.81)	$(0.75)	$1.62	$2.40

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
Total Income (Loss)	$(731,412)	$37,071,255	$(23,532,292)	$(22,231,704)
Total Expenses	1,348,751	1,451,019	1,774,652	1,641,076
Net Income (Loss)	$(2,080,163)	$35,620,236	$(25,306,944)	$(23,872,780)
Net Income (Loss) per Share	$(0.11)	$2.66	$(1.57)	$(1.48)

CPER

	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
Total Income (Loss)	$392,246	$114,427	$830,774	$1,009,945
Total Expenses	36,305	34,700	29,845	22,102
Expense waivers	(17,779)	(7,307)	(10,493)	(4,574)
Net expenses	18,526	27,393	19,352	17,528
Net Income (Loss)	$373,720	$87,034	$811,422	$992,417
Net Income (Loss) per Share	$0.95	$0.19	$1.47	$2.08

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
Total Income (Loss)	$14,977	$3,652	$9,405	$232,591
Total Expenses	20,562	23,415	27,792	27,464
Expense waivers	(16,334)	(17,699)	(22,051)	(19,556)
Net expenses	4,228	5,716	5,741	7,908
Net Income (Loss)	$10,749	$(2,064)	$3,664	$224,683
Net Income (Loss) per Share	$0.29	$(0.01)	$0.02	$1.82

USAG

	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
Total Income (Loss)	$(10,243)	$(13,891)	$(113,661)	$2,843
Total Expenses	22,497	7,643	17,981	12,232
Expense waivers	(18,575)	(3,979)	(14,271)	(8,708)
Net expenses	3,922	3,664	3,710	3,524
Net Income (Loss)	$(14,165)	$(17,555)	$(117,371)	$(681)
Net Income (Loss) per Share	$(0.14)	$(0.18)	$(1.17)	$(0.01)

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
Total Income (Loss)	$(11,112)	$172,101	$(204,613)	$(19,251)
Total Expenses	18,802	20,729	25,510	23,022
Expense waivers	(14,946)	(16,612)	(21,453)	(19,162)
Net expenses	3,856	4,117	4,057	3,860
Net Income (Loss)	$(14,968)	$167,984	$(208,670)	$(23,111)
Net Income (Loss) per Share	$(0.15)	$1.68	$(2.09)	$(0.23)

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

The following table summarizes the valuation of USCI’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$441,986,578	$441,986,578	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	1,609,317	1,609,317	—	—
United States Contracts	5,263,653	5,263,653	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$514,192,445	$514,192,445	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(3,366,242)	(3,366,242)	—	—
United States Contracts	5,421,702	5,421,702	—	—

During the year ended December 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$9,590,067	$9,590,067	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	881,938	881,938	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$4,541,320	$4,541,320	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	88,575	88,575	—	—

During the year ended December 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,643,759	$1,643,759	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,314)	(1,314)	—	—
United States Contracts	189	189	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$1,397,843	$1,397,843	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(90,442)	(90,442)	—	—
United States Contracts	742	742	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$6,872,970	$2,055,460

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$881,938	$88,575

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$(1,125)	$(89,700)

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended December 31, 2017		For the year ended December 31, 2016		For the year ended December 31, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$22,989,718		$(22,063,913)		$(127,566,722)
	Change in unrealized gain (loss) on open positions		$4,817,510		$10,637,687		$29,684,932

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended December 31, 2017		For the year ended December 31, 2016		For the year ended December 31, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$1,468,825		$(19,600)		$(639,262)
	Change in unrealized gain (loss) on open positions		$793,363		$269,200		$16,900

The Effect of Derivative Instruments on the Statements of Operations of USAG

		For the year ended December 31, 2017		For the year ended December 31, 2016		For the year ended December 31, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(238,006)		$26,386		$(373,442)
	Change in unrealized gain (loss) on open positions		$88,575		$(95,857)		$72,733

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

United States Commodity Funds LLC

____________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
United States Commodity Funds LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of United States Commodity Funds LLC (the “Company”) as of December 31, 2017 and 2016, and the related notes to these financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2015.

San Francisco, California

February 28, 2018

United States Commodity Funds LLC

Statements of Financial Condition

December 31, 2017 and 2016

	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$4,071,378	$5,941,128
Short-term investments	184,322	1,041
Management fees receivable - related party	1,596,581	2,199,866
Prepaid income taxes	-	931,556
Other current assets	157,321	100,526

Total current assets	6,009,602	9,174,117

Deferred tax assets, net	752,180	1,085,720
Other assets	8,558	8,558

Total assets	$6,770,340	$10,268,395

LIABILITIES AND MEMBER'S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,368,406	$1,695,149
Dividend payable - related party	-	2,000,000
Expense waivers payable - related party	866,316	939,385

Total current liabilities	2,234,722	4,634,534

Commitments and contingencies (Note 5)

Member's equity	4,535,618	5,633,861

Total liabilities and member's equity	$6,770,340	$10,268,395

United States Commodity Funds LLC
Notes to the Financial Statements

1.	Business

In May 2005, United States Commodity Funds, LLC (“USCF” or the “Company”), a wholly-owned subsidiary of Wainwright Holdings Inc. (“Wainwright”), was formed as a single member limited liability company in the State of Delaware. On December 9, 2016, Wainwright was acquired by Concierge Technologies, Inc., (“Concierge” or “CNCG”), a public company currently traded on the OTC Markets QB Exchange with majority ownership held by two shareholders who also are majority owners of Wainwright. CNCG will continue to operate USCF as an independent wholly-owned subsidiary of Wainwright. USCF will also maintain its current independent and management director structure. USCF is a registered commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”) and serves as the General Partner (“General Partner”) for various limited partnerships (“LP”) as noted below.

The Company’s operating activities consist primarily of providing management services to thirteen active public funds.

The Company is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds, and a Sponsor (“Sponsor”) for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”) and USCF Funds Trust:

USCF as General Partner for the following Funds:
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in April 2007
United States Diesel Heating Oil Fund, LP (“UHN”)	Organized as a Delaware limited partnership in April 2007
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in June 2007
United States Short Oil Fund, LP (“DNO”)	Organized as a Delaware limited partnership in June 2008
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in September 2009
USCF as fund Sponsor - each a series within the USCIF Trust:
United States Commodity Index Funds Trust (“USCIF Trust”)	A series trust formed in Delaware December 2009
United States Commodity Index Fund (“USCI”)	A commodity pool made public August 2010
United States Copper Index Fund (“CPER”)	A commodity pool made public November 2011
United States Agriculture Index Fund (“USAG”)	A commodity pool made public April 2012
USCF Canadian Crude Oil Index Fund (“UCCO”)	Currently in registration and has not commenced operations
USCF as fund Sponsor - each a series within the USCF Funds Trust:
USCF Funds Trust	A series trust formed in Delaware March 2016
United States 3x Oil Fund (“USOU”)	A commodity pool made public July 2017
United States 3x Short Oil Fund (“USOD”)	A commodity pool made public July 2017

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD”), which are currently in registration and have not commenced operations (together, the “REX Funds”). All USCF funds are collectively referred to as the “Funds” hereafter.

United States Commodity Funds LLC
Notes to the Financial Statements

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

Revenue Recognition — Related Parties

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

USO pays a management fee of 0.45% (45 basis points) per annum on its average daily net assets. UNG pays a fee equal to 0.60% (60 basis points) per annum on average daily net assets of $1,000,000,000 or less and 0.50% (50 basis points) of average daily net assets that are greater than $1,000,000,000. USL, UGA, UHN, and DNO each pay a fee of 0.60% (60 basis points) per annum on their average daily net assets. From inception through April 30, 2010, the Company has been charging UNL a management fee at a reduced rate of 0.60% (60 basis points) per annum of average daily net assets. Effective May 1, 2010, the Company resumed charging UNL its standard rate of 0.75% (75 basis points) per annum of average daily net assets. The difference of 0.15% (15 basis points) per annum of average daily net assets since inception through April 30, 2010 has been waived by the Company and will not be recouped from UNL. BNO pays a management fee of 0.75% (75 basis points) per annum on its average daily net assets. USOU and USOD each pay a management fee of 0.95% (95 basis points) per annum on its average daily net assets.

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

United States Commodity Funds LLC
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies, continued

Expense Waivers

The Company has voluntarily agreed to pay certain expenses normally borne by UGA, UHN, DNO, UNL, BNO, CPER and USAG to the extent such expenses exceed 0.15% (15 basis points) of the respective fund’s average daily net assets, on an annualized basis. The Company has no obligation to continue such payments into subsequent periods. These expenses totaled $866,316 and $939,385 for the years ended December 31, 2017 and 2016, respectively, and are included in general and administrative expense. Expense waivers payable totaled $866,316 and $939,385 as of December 31, 2017 and 2016, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company places its cash with various high credit quality institutions. At times, the Company maintains cash deposits in excess of the United States Federal Deposit Insurance Corporation coverage of $250,000, but the Company does not expect any losses.

Management Fees Receivable – Related Party

Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. The Company is the general partner or fund sponsor of various funds for which we earn a management fee.

Management closely monitors receivables and records an allowance for any balances that are determined to be uncollectible. As of December 31, 2017 and 2016, the Company considered all remaining accounts receivable to be fully collectible.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with respect to such investments. Short-term investments consist of equities, futures, and money market funds. Short-term investments are classified as available-for-sale securities. The Company measures the investments at estimated fair value at period end with any changes in estimated fair value reflected as unrealized gains (losses) in the accumulated other comprehensive income (loss).

United States Commodity Funds LLC
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies, continued

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

Unrealized gains and losses on investments resulting from market fluctuations are recorded in the accumulated other comprehensive income (loss) account. Realized gains or losses on sales of investments are determined on a specific identification basis.

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

United States Commodity Funds LLC
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies, continued

Income Taxes, continued

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“TCJA”) was enacted into law with new legislation containing several key tax provisions which affects the Company including a reduction of the corporate income tax rate to 21% from 34%, effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities.

Concentration of Credit Risk

Concentrations of management fees receivable as of December 31, 2017 and 2016 are as follows:

	December 31, 2017
Fund	Management Fees Receivable

USO	$799,623	50%
USCI	326,005	20%
UNG	312,466	20%
All Others	158,487	10%

Total	$1,596,581	100%

	December 31, 2016
Fund	Management Fees Receivable

USO	$1,256,213	57%
USCI	445,163	20%
UNG	303,354	14%
All Others	195,136	9%

Total	$2,199,866	100%

United States Commodity Funds LLC
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. In September 2017 the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborates on the original ASU No. 2016-02. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for public business entities with fiscal years beginning after December 15, 2018, including interim periods. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s financial statements.

3.	Investments and Fair Value Measurements

Investments measured at estimated fair value consist of the following as of December 31, 2017 and 2016:

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Money market funds	$96	$-	$-	$96
Futures	395,000	-	(211,912)	183,088
Equities	1,577	-	(439)	1,138

Total short-term investments	$396,673	$-	$(212,351)	$184,322

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$96	$-	$-	$96
Equities	1,577	-	(632)	945

Total short-term investments	$1,673	$-	$(632)	$1,041

As of December 31, 2017 and 2016, the Company did not have any investments with gross unrealized losses greater than 12 months on a continuous basis.

United States Commodity Funds LLC
Notes to the Financial Statements

3.	Investments and Fair Value Measurements, continued

The following tables summarize the valuation of the Company’s securities at December 31, 2017 and 2016 using the fair value hierarchy:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$96	$96	$-	$-
Futures	183,088	-	183,088	-
Other equities	1,138	1,138	-	-
Total	$184,322	$1,234	$183,088	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$96	$96	$-	$-
Other equities	945	945	-	-
Total	$1,041	$1,041	$-	$-

 During the twelve months ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2.

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is included in member’s equity on the statements of financial condition. Changes in accumulated other comprehensive income (loss) are as follows:

Balance, December 31, 2015	$(707)

Other comprehensive income	75

Balance, December 31, 2016	$(632)

Other comprehensive (loss)	(211,719)

Balance, December 31, 2017	$(212,351)

5.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakland, California under an operating lease, which expires in October 2018.

Future minimum rental payments required under the operating lease, are as follows:

For the year ending December 31:
2018	$113,304

$113,304

Contingencies

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

United States Commodity Funds LLC
Notes to the Financial Statements

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

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are as follows:

	2017	2016

Deferred tax assets:
Fund start-up costs	$730,270	$1,041,325
Capital loss carryover	12,334	6,969
Accruals, reserves and other	21,910	44,395

Gross deferred tax assets	764,514	1,092,689
Less valuation allowance	(12,334)	(6,969)

Total deferred tax assets, net	$752,180	$1,085,720

The majority of the deferred tax assets relate to startup costs associated with the organization and registration of the Funds for which the Company is a general partner and having paid such costs.

On December 22, 2017, the TCJA (Tax Cut and Jobs Act) was enacted into law, which significantly changes existing U.S. tax law. The reduction of the U.S. federal statutory tax rate from 34% to 21% is effective January 1, 2018.

During the fourth quarter of 2017, the Company remeasured the deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. This write down resulted in a decrease in the deferred tax asset and created tax expense that is recorded in the Statement of Operations. The reduction in the deferred tax asset was $403,000 for the year ended December 31, 2017.

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based upon available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable for capital loss carryover. Accordingly, management has established a valuation allowance related to this deferred tax asset. The valuation allowance increased by approximately $5,000 during 2017 and decreased $13,000 during 2016. The change in the valuation allowance is due to additional capital losses during the year.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years 2013 through 2017 will remain open for examination by the federal and state authorities for three and four years, respectively. As of December 31, 2017, there were no active taxing authority examinations.

The Company had unrecognized tax benefits (“UTBs”) of approximately $15,000 and $29,000 as of December 31, 2017 and 2016, respectively. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. There is no interest or penalties to be recognized for the years ended December 31, 2017 and 2016. The Company does not expect its UTBs to change significantly over the next 12 months.

United States Commodity Funds LLC
Notes to the Financial Statements

7.	Related Party Transactions

The Funds are deemed by management to be related parties. The Company’s revenues, totaling $21,045,593 and $25,425,892 for the years ended December 31, 2017 and 2016, respectively, were earned from these related parties. Accounts receivable, totaling $1,596,581 and $2,199,866 as of December 31, 2017 and 2016, respectively, were owed from these relate parties. Expense waivers, totaling $866,316 and $939,385 for the years ended December 31, 2017 and 2016, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $866,316 and $939,385 as of December 31, 2017 and 2016, respectively, were owed to these related parties.

During the years ended December 31, 2017 and 2016, the Company paid $6,600,000 and $2,100,000, respectively, in distributions to its member Wainwright.

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

The Company evaluated subsequent events for recognition and disclosure through February 28, 2018, the date the statements of financial condition were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these statements of financial condition other than the items noted below.

On January 3, 2018, the Company approved a $1,000,000 dividend to Wainwright and was paid on January 18, 2018.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. The Trust has no executive officers. Pursuant to the terms of the Trust Agreement, the Trust’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	55	Chairman of the Board of Directors, Vice President
Andrew F Ngim	57	Chief Operating Officer, Management Director and Portfolio Manager
Robert Nguyen	58	Management Director
John P. Love	46	President and Chief Executive Officer
Stuart P. Crumbaugh	54	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	59	General Counsel and Chief Compliance Officer
Ray W. Allen	61	Portfolio Manager
Kevin A. Baum	47	Chief Investment Officer, Portfolio Manager
Gordon L. Ellis	71	Independent Director
Malcolm R. Fobes	53	Independent Director
Peter M. Robinson	60	Independent Director

Ray W. Allen, 61, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) USOU and USOD since July 2017. Mr. Allen also has served as the portfolio manager of the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, since October 2017. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 47, has served as a Portfolio Manager of USCF since March 2016 and as the Chief Investment Officer of USCF since September 1, 2016. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco PowerShares Capital Management LLC, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been an NFA member since March 2016 and a principal, swap associated person, and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person, swap associated person, and branch manager of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, and earned a B.B.A. in Finance from Texas Tech University.

Stuart P. Crumbaugh, 54, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc., the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers LLC. He also serves as a Management Trustee of USCF ETF Trust from May 2015 to present and as Management Trustee of the USCF Mutual Funds Trust from October 2016 to present. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 55, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through June 2015 and Vice President since June 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNGC.” Concierge is the sole shareholder of Wainwright. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period June 2014 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, and has previously served as President of USCF Advisers LLC. From October 2016 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF Mutual Funds Trust, an investment company registered under the Investment Company Act of 1940, as amended. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. In addition to his role as Chairman of the Board of USCF ETF Trust, he also served as its President and Chief Executive Officer from June 2014 until December 2015. Mr. Gerber also has served USCF Advisers on the Board of Managers since June 2013 and as the Vice President since June 2015. In the above roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber is a principal of USCF Advisers LLC as of January 2017. Additionally, as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers LLC. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 46, President and Chief Executive Officer of USCF since June 2015 and Management Director of USCF since October 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through June 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006.  Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010.  Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer upon Mr. Gerber’s resignation from those positions. In addition, Mr. Love has served as on the Board of Managers of USCF Advisers LLC since November 2016 and as its President since June 2015. Mr. Love also is a director of Wainwright Holdings Inc., a position he has held since December 2016. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers LLC. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 57, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013., Mr. Ngim also served as portfolio manager of (1) the Stock Split Index Fund from September 2014 to October 2017, and (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, both series of the USCF ETF Trust. From December 2017 to the present, Mr. Ngim also serves as the portfolio manager for the USCF SummerHaven SHPEI Index Fund and the USCF SummerHaven SHPEN Index Fund, both of which are series of the USCF ETF Trust. Mr. Ngim serves as a Management Trustee of the USCF ETF Trust from August 2014 to the present and as a Management Trustee for the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 58, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person and a swap associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 59, General Counsel and Chief Compliance Officer of USCF since May 2015 and February 2013, respectively, and from August 2011 through April 2015, Ms. Yu served as Assistant General Counsel. Since May 2015, Ms. Yu has served as Chief Legal Officer and Chief Compliance Officer of USCF Advisers LLC and USCF ETF Trust as well as Chief AML Officer of USCF ETF Trust. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 71, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 53, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 60, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

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

SummerHaven

Background of SummerHaven

SummerHaven is a Delaware limited liability company formed on August 11, 2009. Its offices are located at Soundview Plaza, 1266 East Main Street, 4th Floor, Stamford CT 06902. SummerHaven has been registered under the CEA as a commodity pool operator and a commodity trading advisor since October 9, 2009. SummerHaven became an NFA member effective October 9, 2009. SummerHaven was a registered investment adviser under the Investment Advisers Act of 1940, from September 2009 to January 2010, when it withdrew its registration because its assets under management were below $25 million. Since September 2017, SummerHaven has been re-registered as an investment adviser under the Investment Advisers Act of 1940 with the SEC. The firm’s management team has over 50 years of combined capital markets experience including commodity research and modeling, trading, investment management and risk management expertise.

Background of SHIM

SHIM is the owner, creator and licensor of commodity indices including the SCI, the SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) and the SummerHaven Dynamic Agriculture Index Total ReturnSM (“SDAI”). SHIM is a Delaware limited liability company formed on August 11, 2009. It maintains its main business office at Soundview Plaza, 1266 East Main Street, 4th Floor, Stamford, CT 06902. The firm maintains a website at www.summerhavenindex.com. The firm creates innovative commodities indices focused on providing investors with better risk-adjusted returns than traditional commodity index benchmarks.

Principals of SummerHaven

Kurt J. Nelson has been employed by SummerHaven since August 2009 as a partner. His duties include investor relations, marketing and product structuring. From September 2007 to July 2009, Mr. Nelson was employed by UBS Investment Bank as a Managing Director where he led the U.S. commodity index for UBS. Mr. Nelson was a supervisory committee member of the UBS Bloomberg CMCI Index and Dow-Jones UBS Commodity Index, and he was responsible for launching the UBS exchange-traded note platform (E-TRACS). From March 1998 to January 2007, Mr. Nelson was employed by AIG Financial Products Corp. as a Managing Director. Mr. Nelson created and managed the high-net-worth derivatives business for AIG Financial Products, and he also provided equity derivative and commodity index solutions for U.S. corporations, institutional dealers and principal dealers. Mr. Nelson was not employed from January 2007 to September 2007. Mr. Nelson became listed as a principal of SummerHaven effective October 1, 2009, as an associated person of SummerHaven effective October 12, 2009 and as an associate member of the NFA effective October 12, 2009. Mr. Nelson is 48 years old.

Ashraf R. Rizvi has been employed by SummerHaven since April 2009 as a partner. His duties include trading and operational management. From October 1994 to February 2008, Mr. Rizvi was employed by UBS Investment Bank as a Managing Director and Global Head of Commodities Trading. Mr. Rizvi was not employed from February 2008 to April 2009. Mr. Rizvi became listed as a principal of SummerHaven effective October 9, 2009, as an associated person of SummerHaven effective September 9, 2011 and as an associate member of the NFA effective September 9, 2011. Mr. Rizvi is 55 years old.

K. Geert Rouwenhorst has been employed by SummerHaven since April 2009 as a partner. His duties include research and investor relations. From July 1990 to present, Dr. Rouwenhorst has been employed by Yale School of Management as a Professor of Finance. Dr. Rouwenhorst became listed as a principal of SummerHaven effective October 8, 2009, as an associated person of SummerHaven effective September 1, 2011 and as an associate member of the NFA effective September 1, 2011. Dr. Rouwenhorst is 57 years old.

Joseph J. Schultz has been employed by SummerHaven since April 2011 as a partner. His duties include supervision of the firm’s reporting, accounting, operations and compliance. From February 2004 to April 2011, Mr. Schultz was the Chief Operating Officer and a Managing Partner at Basso Capital Management, L.P., an employee owned hedge fund sponsor which provides services to pooled investment vehicles focused primarily on convertible securities and their underlying equity shares, where he was responsible for the oversight of the firm’s day-to-day operations. From May 1997 to February 2004, Mr. Schultz was a Vice President at AIG Trading Group, a subsidiary of American International Group, Inc. which provides currency and commodity prime brokerage, back-office support, access to e-commerce trading portals, and political-economic research and consulting services for the financial services industry, where he designed systems, procedural protocol and managed the daily operations for the fixed income and foreign currency options department and hedge funds. On July 11, 2011, Mr. Schultz became listed as a principal of SummerHaven. Mr. Schultz received a B.B.A. in Finance from Baruch College and is 46 years old.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of a Trust Series’ shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Trust Series’ shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of a Trust Series. To each Trust Series’ knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2017 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USCI, CPER and USAG is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. From May 1, 2014 through December 31, 2017, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER, and 0.65% per annum of average daily total net assets for USAG.

For 2017, each of USCI, CPER and USAG accrued aggregate management fees of $4,126,513, $67,217, and $12,013, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2017 by the directors of USCF. Each of USCI’s, CPER’s and USAG’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2017 was $41,728, $835 and $150, respectively.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
John P. Love	$0	NA	NA	NA	$0	$0	$0
Andrew F Ngim	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$13,348	NA	NA	NA	$0	$0	$13,348
Gordon L. Ellis	$13,348	NA	NA	NA	$0	$0	$13,348
Malcolm R. Fobes III (1)	$16,017	NA	NA	NA	$0	$0	$16,017

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF owns any shares of any Trust Series. USCF owns 5 shares of USCI, 5 shares of USAG and 40 shares of CPER. In addition, USCF is not aware of any 5% holder of shares of USCI or USAG as of February 8, 2018.

As of February 8, 2018, the following table sets forth information regarding the beneficial ownership of CPER’s shares by each person or entity known to it to be the beneficial owner of more than 5% of its outstanding shares. The information in the table is based solely on a Schedule SC 13D/A filed with the SEC on February 6, 2018 by Counsel Portfolio Services, Inc.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Counsel Portfolio Services, Inc.* 2680 Skymark Avenue, 7th Floor Mississauga, Ontario A6 L4W 5L6	151,099	21.5855%

*	Counsel Portfolio Services, Inc. has reported that it has sole voting power and sole dispositive power over the shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Each Trust Series has and will continue to have certain relationships with USCF and its affiliates. However, there have been no direct financial transactions between any Trust Series and the directors or officers of USCF that have not been disclosed herein. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. ” Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by any Trust Series with directors or executive officers of USCF or holders of beneficial interests in USCF or any Trust Series of more than 5%, will be subject to the provisions regarding “Fiduciary Duty” as set forth in Section 5.6 of the Trust Agreement and will be reviewed and approved by the audit committee of the Board of USCF.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2017	2016
Audit fees	$165,000	$165,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$165,000	$165,000

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2017	2016
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$25,000	$25,000

The fees for services billed to USAG by its independent auditors for the last fiscal year are as follows

	2017	2016
Audit fees	$25,000	$25,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$25,000	$25,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 83.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Fourth Amended and Restated Declaration of Trust and Trust Agreement.
3.3(8)	Sixth Amended and Restated Limited Liability Company Agreement of the Sponsor.
10.1(11)	Form of Authorized Participant Agreement.
10.2(4)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to Marketing Agent Agreement.
10.4(4)	Custodian Agreement.
10.5(5)	Amendment Agreement to Custodian Agreement.
10.6(4)	Administrative Agency Agreement.
10.7(5)	Amendment Agreement to Administrative Agency Agreement.
10.8(6)	Licensing Agreement.
10.9(6)	Advisory Agreement.
10.10(7)	Amendment No. 1 to Licensing Agreement.
10.11(7)	Amendment No. 1 to Advisory Agreement.
10.12(7)	Amendment No. 2 to Licensing Agreement.
10.13(7)	Amendment No. 2 to Advisory Agreement.
10.14(9)	Amendment No. 3 to Licensing Agreement.
10.15(9)	Amendment No. 3 to Advisory Agreement.
10.16(10)	Second Amendment Agreement to the Marketing Agent Agreement.
10.17(10)	Second Amendment Agreement to the Custodian Agreement.
10.18(10)	Second Amendment Agreement to the Administrative Agency Agreement.
14.1(8)	Code of Ethics.
23.1(12)	Consent of Independent Registered Public Accounting Firm.
23.2(12)	Consent of Independent Registered Public Accounting Firm.
31.1(12)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(12)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(12)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(12)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(4)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.
(5)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(6)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on June 21, 2010.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-170844) filed on November 26, 2010.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011.
(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012
(11)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-195018) filed on March 31, 2016.
(12)	Filed herewith.

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

Date: March 14, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ John P. Love	Chief Executive Officer of	March 14, 2018
John P. Love	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Stuart P. Crumbaugh	Chief Financial Officer of	March 14, 2018
Stuart P. Crumbaugh	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.

