Form 10-Q
period 2018-03-31
United States Commodity Index Funds Trust
filed 2018-05-10
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐      Yes   ☒    No

The number of outstanding shares of each series of the registrant as of May 7, 2018 are included in the table below:

Number of Outstanding Shares as of May 7, 2018
United States Commodity Index Fund	14,200,000
United States Copper Index Fund	550,000
United States Agriculture Index Fund	100,000
Total	14,850,000

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at March 31, 2018 (Unaudited) and December 31, 2017	2

Condensed Schedules of Investments (Unaudited) at March 31, 2018	7

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2018 and 2017	12

Condensed Statements of Changes in Capital (Unaudited) for the three months ended March 31, 2018 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the three months ended March 31, 2018	17

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018 and 2017	22

Notes to Condensed Financial Statements for the period ended March 31, 2018 (Unaudited)	27

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2018 (Unaudited) and December 31, 2017

United States Commodity Index Fund

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $488,134,267 and $393,488,946, respectively) (Notes 2 and 6)	$488,134,267	$393,488,946
Short-Term Investments (at cost $35,621,852 and $71,291,769, respectively) (Note 6)	35,621,852	71,291,769
Equity in trading accounts:
Cash and cash equivalents (at cost $31,784,112 and $32,608,929, respectively)	31,784,112	32,608,929
Unrealized gain (loss) on open commodity futures contracts	4,790,731	6,872,970
Interest receivable	47,696	13,598
ETF transaction fees receivable	—	350

Total assets	$560,378,658	$504,276,562

Liabilities and Capital
Payable for shares redeemed	$—	$2,120,429
Management fees payable (Note 4)	338,057	326,005
Professional fees payable	410,505	539,417
Brokerage commissions payable	43,305	43,305
Directors' fees and insurance payable	12,877	5,496

Total liabilities	804,744	3,034,652

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	559,573,914	501,241,910
Total Capital	559,573,914	501,241,910

Total liabilities and capital	$560,378,658	$504,276,562

Shares outstanding	13,100,000	11,800,000
Net asset value per share	$42.72	$42.48
Market value per share	$42.78	$42.53

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2018 (Unaudited) and December 31, 2017

United States Copper Index Fund

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $10,662,859 and $7,124,096, respectively) (Notes 2 and 6)	$10,662,859	$7,124,096
Short-Term Investments (at cost $1,780,150 and $2,175,807, respectively) (Note 6)	1,780,150	2,175,807
Equity in trading accounts:
Cash and cash equivalents (at cost $1,740,516 and $798,079, respectively)	1,740,516	798,079
Unrealized gain (loss) on open commodity futures contracts	(707,425)	881,938
Receivable for shares sold	—	2,104,935
Receivable from Sponsor (Note 4)	48,422	40,153
Interest receivable	3,700	1,137
Directors' fees and insurance receivable	—	35
ETF transaction fees receivable	350	350

Total assets	$13,528,572	$13,126,530

Liabilities and Capital
Payable due to Broker	$—	$442,429
Payable for shares redeemed	1,914,773	—
Management fees payable (Note 4)	6,759	5,282
Professional fees payable	28,347	48,916
Directors' fees and insurance payable	337	—

Total liabilities	1,950,216	496,627

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	11,578,356	12,629,903
Total Capital	11,578,356	12,629,903

Total liabilities and capital	$13,528,572	$13,126,530

Shares outstanding	600,000	600,000
Net asset value per share	$19.30	$21.05
Market value per share	$19.20	$21.06

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2018 (Unaudited) and December 31, 2017

United States Agriculture Index Fund

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $1,388,935 and $1,297,110, respectively) (Notes 2 and 6)	$1,388,935	$1,297,110
Short-Term Investments (at cost $197,783 and $296,550, respectively) (Note 6)	197,783	296,550
Equity in trading accounts:
Cash and cash equivalents (at cost $110,125 and $159,372, respectively)	110,125	159,372
Unrealized gain (loss) on open commodity futures contracts	10,161	(1,125)
Receivable from Sponsor (Note 4)	56,432	45,533
Interest receivable	515	269
Directors' fees and insurance receivable	—	183

Total assets	$1,763,951	$1,797,892

Liabilities and Capital
Management fees payable (Note 4)	$738	$2,032
Professional fees payable	28,996	44,877
Directors' fees and insurance payable	44	—

Total liabilities	29,778	46,909

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	1,734,173	1,750,983
Total Capital	1,734,173	1,750,983

Total liabilities and capital	$1,763,951	$1,797,892

Shares outstanding	100,000	100,000
Net asset value per share	$17.34	$17.51
Market value per share	$16.53	$16.51

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Financial Condition

At March 31, 2018* (Unaudited)

USCF Canadian Crude Oil Index Fund

March 31, 2018*
Assets
Cash (at cost $1,000) (Notes 2 and 6)	$1,000

Total assets	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000
Shareholders	—
Total Capital	1,000

Total liabilities and capital	$1,000

* The Sponsor contributed $1,000 on March 31, 2018. As of March 31, 2018, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2018 (Unaudited) and December 31, 2017

United States Commodity Index Funds Trust

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $500,187,061 and $401,910,152, respectively) (Notes 2 and 6)	$500,187,061	$401,910,152
Short-Term Investments (at cost $37,599,785 and $73,764,126, respectively) (Note 6)	37,599,785	73,764,126
Equity in trading accounts:
Cash and cash equivalents (at cost $33,634,753 and $33,566,380, respectively)	33,634,753	33,566,380
Unrealized gain (loss) on open commodity futures contracts	4,093,467	7,753,783
Receivable for shares sold	—	2,104,935
Receivable from Sponsor (Note 4)	104,854	85,686
Interest receivable	51,911	15,004
Directors' fees and insurance receivable	—	218
ETF transaction fees receivable	350	700

Total assets	$575,672,181	$519,200,984

Liabilities and Capital
Payable due to Broker	$—	$442,429
Payable for shares redeemed	1,914,773	2,120,429
Management fees payable (Note 4)	345,554	333,319
Professional fees payable	467,848	633,210
Brokerage commissions payable	43,305	43,305
Directors' fees and insurance payable	13,258	5,496

Total liabilities	2,784,738	3,578,188

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	—
Shareholders	572,886,443	515,622,796
Total Capital	572,887,443	515,622,796

Total liabilities and capital	$575,672,181	$519,200,984

Shares outstanding	13,800,000	12,500,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At March 31, 2018

United States Commodity Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Aluminum Futures LA April 2018 contracts, expiring April 2018	$38,750,755	689	$(4,460,086)	(0.80)
LME Lead Futures LL April 2018 contracts, expiring April 2018	35,815,794	598	49,256	0.01
LME Nickel Futures LN April 2018 contracts, expiring April 2018	75,352,323	982	2,763,813	0.49
LME Nickel Futures LN May 2018 contracts, expiring May 2018	40,392,411	515	625,629	0.11
LME Tin Futures LT May 2018 contracts, expiring May 2018	41,763,580	424	3,053,220	0.55
LME Lead Futures LL July 2018 contracts, expiring July 2018	40,275,581	670	(140,618)	(0.03)
LME Zinc Futures LX August 2018 contracts, expiring August 2018	41,876,775	512	(14,375)	0.00 *
LME Lead Futures LL August 2018 contracts, expiring August 2018	36,641,006	579	(1,955,287)	(0.35)
ICE-US Gas Oil Futures QS December 2018 contracts, expiring December 2018	36,856,650	667	3,246,725	0.58
ICE Brent Crude Oil Futures CO February 2019 contracts, expiring December 2018	38,238,990	605	1,654,710	0.30
	425,963,865	6,241	4,822,987	0.86
United States Contracts
NYMEX Heating Oil Futures HO June 2018 contracts, expiring May 2018	34,943,714	471	4,996,144	0.89
CME Live Cattle Futures LC June 2018 contracts, expiring June 2018	43,651,376	949	(4,713,906)	(0.84)
COMEX Copper Futures HG July 2018 contracts, expiring July 2018	40,389,288	535	350,962	0.06
COMEX Gold Futures GC August 2018 contracts, expiring August 2018	37,811,730	292	1,120,630	0.20
CBOT Soybean Meal Futures SM October 2018 contracts, expiring October 2018	40,169,820	1,088	771,620	0.14
NYMEX WTI Crude Oil Futures CL December 2018 contracts, expiring November 2018	39,268,030	642	478,190	0.09
NYMEX RBOB Gasoline Futures RB December 2018 contracts, expiring November 2018	39,901,911	533	(16,775)	0.00 *
ICE Cocoa Futures CC December 2018 contracts, expiring December 2018	39,755,760	1,514	(497,740)	(0.09)
	315,891,629	6,024	2,489,125	0.45
Open Futures Contracts - Short**
Foreign Contracts
LME Aluminum Futures LA April 2018 contracts, expiring April 2018	(36,790,706)	689	2,495,477	0.45
LME Lead Futures LL April 2018 contracts, expiring April 2018	(36,661,056)	598	792,048	0.14
LME Nickel Futures LN April 2018 contracts, expiring April 2018	(69,381,768)	982	(8,740,869)	(1.56)
LME Tin Futures LT May 2018 contracts, expiring May 2018	(4,386,565)	42	(54,378)	(0.01)
LME Zinc Futures LX August 2018 contracts, expiring August 2018	(1,833,469)	21	114,694	0.02
LME Lead Futures LL August 2018 contracts, expiring August 2018	(37,552,206)	579	2,862,687	0.51
	(186,605,770)	2,911	(2,530,341)	(0.45)
United States Contracts
ICE-US Cocoa Futures CC September 2018 contracts, expiring September 2018	(527,960)	20	8,960	0.00 *
Total Open Futures Contracts***	$554,721,764	15,196	$4,790,731	0.86

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)(Continued)
At March 31, 2018

United States Commodity Index Fund

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.19%, 4/05/2018	$4,000,000	$3,999,473	0.72
1.22%, 4/12/2018	10,000,000	9,996,287	1.79
1.23%, 4/19/2018	15,000,000	14,990,869	2.68
1.16%, 4/26/2018	40,000,000	39,968,073	7.14
1.27%, 5/03/2018	20,000,000	19,977,600	3.57
1.32%, 5/10/2018	20,000,000	19,971,617	3.57
1.37%, 5/17/2018	10,000,000	9,982,654	1.78
1.27%, 5/24/2018	25,000,000	24,953,699	4.46
1.43%, 5/31/2018	20,000,000	19,952,667	3.57
1.43%, 6/07/2018	10,000,000	9,973,572	1.78
1.46%, 6/14/2018	10,000,000	9,970,297	1.78
1.27%, 6/21/2018	20,000,000	19,943,244	3.56
1.50%, 6/28/2018	25,000,000	24,908,944	4.45
1.56%, 7/05/2018	35,000,000	34,856,840	6.23
1.56%, 7/12/2018	2,000,000	1,991,217	0.36
1.49%, 7/19/2018	35,000,000	34,843,207	6.23
1.61%, 7/26/2018	30,000,000	29,845,817	5.33
1.63%, 8/02/2018	20,000,000	19,889,300	3.56
1.71%, 8/09/2018	3,000,000	2,981,637	0.53
1.21%, 8/16/2018	16,000,000	15,927,143	2.85
1.82%, 8/23/2018	3,000,000	2,978,400	0.53
1.82%, 8/30/2018	10,000,000	9,924,290	1.77
1.85%, 9/06/2018	25,000,000	24,799,208	4.43
1.32%, 9/13/2018	12,000,000	11,928,408	2.13
1.92%, 9/20/2018	2,000,000	1,981,797	0.35
1.90%, 9/27/2018	20,000,000	19,813,293	3.54
Total Treasury Obligations		440,349,553	78.69

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	13,000,000	13,000,000	2.32
Goldman Sachs Financial Square Funds - Government Fund - Class FS	13,000,000	13,000,000	2.32
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	13,000,000	13,000,000	2.32
Total Money Market Funds		39,000,000	6.96
Total Cash Equivalents		$479,349,553	85.65

Short-Term Investments
United States Treasury Obligations
U.S. Treasury Bills:
1.40%, 10/11/2018	$15,000,000	$14,889,173	2.66
1.54%, 11/08/2018	6,000,000	5,944,013	1.06
1.69%, 12/06/2018	8,000,000	7,908,112	1.42
1.99%, 1/31/2019	5,000,000	4,917,184	0.88
2.02%, 2/28/2019	2,000,000	1,963,370	0.35
Total Treasury Obligations		35,621,852	6.37
Total Short-Term Investments		$35,621,852	6.37

* Represents less than 0.005%.

** All short contracts are offset by the same number of Futures Contracts in the corresponding long positions and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

*** Collateral amounted to $31,784,112 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At March 31, 2018

United States Copper Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG July 2018 contracts, expiring July 2018	$6,148,850	76	$(361,450)	(3.12)
COMEX Copper Futures HG December 2018 contracts, expiring December 2018	6,131,288	75	(345,975)	(2.99)
Total Open Futures Contracts*	$12,280,138	151	$(707,425)	(6.11)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.19%, 4/05/2018	$200,000	$199,974	1.73
1.22%, 4/12/2018	200,000	199,926	1.73
1.23%, 4/19/2018	300,000	299,817	2.59
1.15%, 4/26/2018	400,000	399,683	3.45
1.27%, 5/03/2018	100,000	99,888	0.86
1.37%, 5/17/2018	500,000	499,133	4.31
1.28%, 5/24/2018	300,000	299,438	2.59
1.43%, 5/31/2018	300,000	299,290	2.59
1.43%, 6/07/2018	300,000	299,207	2.58
1.46%, 6/14/2018	500,000	498,515	4.31
1.42%, 6/21/2018	400,000	398,735	3.44
1.50%, 6/28/2018	500,000	498,179	4.30
1.56%, 7/05/2018	500,000	497,955	4.30
1.56%, 7/12/2018	600,000	597,365	5.16
1.50%, 7/19/2018	900,000	895,959	7.74
1.63%, 8/02/2018	300,000	298,339	2.58
1.71%, 8/09/2018	200,000	198,776	1.72
1.47%, 8/16/2018	450,000	447,504	3.87
1.82%, 8/23/2018	250,000	248,200	2.14
1.82%, 8/30/2018	300,000	297,729	2.57
1.45%, 9/13/2018	500,000	496,709	4.29
1.92%, 9/20/2018	200,000	198,180	1.71
Total Treasury Obligations		8,168,501	70.56

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	930,000	930,000	8.03
Goldman Sachs Financial Square Funds - Government Fund - Class FS	930,000	930,000	8.03
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	930,000	930,000	8.03
Total Money Market Funds		2,790,000	24.09
Total Cash Equivalents		$10,958,501	94.65

Short-Term Investments
United States Treasury Obligations
U.S. Treasury Bills:
1.50%, 10/11/2018	$500,000	$496,029	4.28
1.58%, 11/08/2018	400,000	396,172	3.42
1.68%, 12/06/2018	400,000	395,414	3.41
1.76%, 1/03/2019	300,000	296,018	2.56
1.99%, 1/31/2019	100,000	98,344	0.85
2.01%, 2/28/2019	100,000	98,173	0.85
Total Treasury Obligations		1,780,150	15.37
Total Short-Term Investments		$1,780,150	15.37

* Collateral amounted to $1,740,516 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At March 31, 2018

United States Agriculture Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-Canola Futures RS July 2018 contracts, expiring July 2018	$89,570	11	$716	0.04

United States Contracts
CME Live Cattle Futures LC June 2018 contracts, expiring June 2018	$225,780	5	(20,630)	(1.19)
ICE-US Sugar #11 Futures SB July 2018 contracts, expiring June 2018	140,291	10	(739)	(0.04)
ICE-US Cotton #2 Futures CT July 2018 contracts, expiring July 2018	123,540	3	(840)	(0.05)
CBOT Soybean Meal Futures SM July 2018 contracts, expiring July 2018	143,980	4	10,540	0.61
CBOT Soybean Oil Futures BO July 2018 contracts, expiring July 2018	20,088	1	(810)	(0.05)
ICE-US Coffee-C Futures KC July 2018 contracts, expiring July 2018	149,756	3	(14,531)	(0.84)
CME Lean Hogs Futures LH August 2018 contracts, expiring August 2018	61,310	2	510	0.03
CME Feeder Cattle Futures FC August 2018 contracts, expiring August 2018	76,100	1	(5,888)	(0.34)
ICE-US Cocoa Futures CC September 2018 contracts, expiring September 2018	107,730	5	22,020	1.27
CBOT Wheat Futures W September 2018 contracts, expiring September 2018	98,700	4	(1,650)	(0.09)
KCBT Hard Red Winter Wheat Futures KW September 2018 contracts, expiring September 2018	100,613	4	438	0.03
CBOT Soybean Futures S November 2018 contracts, expiring November 2018	196,988	4	12,563	0.72
CBOT Corn Futures C December 2018 contracts, expiring December 2018	176,712	9	8,462	0.49
	$1,621,588	55	9,445	0.55
Total Open Futures Contracts*	$1,711,158	66	$10,161	0.59

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)(Continued)
At March 31, 2018

United States Agriculture Index Fund

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.19%, 4/05/2018	$100,000	$99,987	5.77
1.27%, 5/03/2018	50,000	49,944	2.88
1.37%, 5/17/2018	50,000	49,913	2.88
1.43%, 5/24/2018	50,000	49,896	2.88
1.43%, 5/31/2018	50,000	49,882	2.88
1.49%, 6/21/2018	50,000	49,834	2.87
1.50%, 6/28/2018	50,000	49,818	2.87
1.56%, 7/12/2018	100,000	99,561	5.74
1.33%, 7/19/2018	50,000	49,800	2.87
1.63%, 8/02/2018	100,000	99,447	5.73
1.75%, 8/09/2018	100,000	99,373	5.73
1.61%, 8/16/2018	100,000	99,395	5.73
1.82%, 8/23/2018	50,000	49,640	2.86
1.85%, 9/06/2018	50,000	49,598	2.86
1.51%, 9/13/2018	50,000	49,657	2.86
1.92%, 9/20/2018	50,000	49,545	2.86
Total Treasury Obligations		1,045,290	60.27

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	130,000	130,000	7.50
Goldman Sachs Financial Square Funds - Government Fund - Class FS	130,000	130,000	7.50
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	130,000	130,000	7.50
Total Money Market Funds		390,000	22.50
Total Cash Equivalents		$1,435,290	82.77

Short-Term Investments
United States Treasury Obligations
U.S. Treasury Bills:
1.67%, 10/11/2018	$50,000	$49,559	2.86
1.58%, 11/08/2018	50,000	49,521	2.86
1.70%, 12/06/2018	50,000	49,422	2.85
1.90%, 1/03/2019	50,000	49,281	2.84
Total Treasury Obligations		197,783	11.41
Total Short-Term Investments		$197,783	11.41

* Collateral amounted to $110,125 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2018 and 2017

United States Commodity Index Fund

	Three months ended March 31, 2018	Three months ended March 31, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$4,628,257	$(10,160,460)
Change in unrealized gain (loss) on open positions	(2,082,239)	86,117
Interest income*	1,712,166	704,289
ETF transaction fees	5,950	4,200

Total income (loss)	4,264,134	(9,365,854)

Expenses
Management fees (Note 4)	1,038,924	1,128,905
Professional fees	164,254	86,110
Brokerage commissions	169,522	199,606
Directors' fees and insurance	18,335	17,109

Total expenses	1,391,035	1,431,730

Net income (loss)	$2,873,099	$(10,797,584)
Net income (loss) per share	$0.24	$(0.81)
Net income (loss) per weighted average share	$0.23	$(0.75)
Weighted average shares outstanding	12,357,222	14,306,667

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2018 and 2017

United States Copper Index Fund

	Three months ended March 31, 2018	Three months ended March 31, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$362,412	$511,350
Change in unrealized gain (loss) on open positions	(1,589,363)	(132,650)
Interest income*	47,066	11,796
ETF transaction fees	1,050	1,750

Total income (loss)	(1,178,835)	392,246

Expenses
Management fees (Note 4)	22,329	15,051
Professional fees	10,664	18,752
Brokerage commissions	2,198	2,236
Directors' fees and insurance	568	266

Total expenses	35,759	36,305

Expense waiver (Note 4)	(8,269)	(17,779)

Net expenses	27,490	18,526

Net income (loss)	$(1,206,325)	$373,720
Net income (loss) per share	$(1.75)	$0.95
Net income (loss) per weighted average share	$(1.75)	$0.69
Weighted average shares outstanding	691,111	541,667

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2018 and 2017

United States Agriculture Index Fund

	Three months ended March 31, 2018	Three months ended March 31, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(30,539)	$(47,670)
Change in unrealized gain (loss) on open positions	11,286	34,970
Realized gain (loss) on foreign currency transactions	47	(42)
Change in unrealized gain (loss) on foreign currency translations	(15)	181
Interest income*	5,941	2,318

Total income (loss)	(13,280)	(10,243)

Expenses
Management fees (Note 4)	2,825	3,128
Professional fees	10,664	18,752
Brokerage commissions	673	491
Directors' fees and insurance	267	126

Total expenses	14,429	22,497

Expense waiver (Note 4)	(10,899)	(18,575)

Net expenses	3,530	3,922

Net income (loss)	$(16,810)	$(14,165)
Net income (loss) per share	$(0.17)	$(0.14)
Net income (loss) per weighted average share	$(0.17)	$(0.14)
Weighted average shares outstanding	100,000	100,000

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the three months ended March 31, 2018*

USCF Canadian Crude Oil Index Fund

Three months ended March 31, 2018*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$—
Change in unrealized gain (loss) on open positions	—
Realized gain (loss) on foreign currency transactions	—
Change in unrealized gain (loss) on foreign currency translations	—
Interest income	—

Total income (loss)	—

Expenses
Management fees (Note 4)	—
Professional fees	—
Brokerage commissions	—
Directors' fees and insurance	—

Total expenses	—

Expense waiver (Note 4)	—

Net expenses	—

Net income (loss)	$—
Net income (loss) per share	$—
Net income (loss) per weighted average share	$—
Weighted average shares outstanding	—

* The Sponsor contributed $1,000 on March 31, 2018. As of March 31, 2018, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2018 and 2017

United States Commodity Index Funds Trust

	Three months ended March 31, 2018	Three months ended March 31, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$4,960,130	$(9,696,780)
Change in unrealized gain (loss) on open positions	(3,660,316)	(11,563)
Realized gain (loss) on foreign currency transactions	47	(42)
Change in unrealized gain (loss) on foreign currency translations	(15)	181
Interest income*	1,765,173	718,403
ETF transaction fees	7,000	5,950

Total income (loss)	3,072,019	(8,983,851)

Expenses
Management fees (Note 4)	1,064,078	1,147,084
Professional fees	185,582	123,614
Brokerage commissions	172,393	202,333
Directors' fees and insurance	19,170	17,501

Total expenses	1,441,223	1,490,532

Expense waiver (Note 4)	(19,168)	(36,354)

Net expenses	1,422,055	1,454,178

Net income (loss)	$1,649,964	$(10,438,029)

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2018

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$—	$501,241,910	$501,241,910
Additions	—	57,599,905	57,599,905
Redemptions	—	(2,141,000)	(2,141,000)
Net income (loss)	—	2,873,099	2,873,099

Balances, at March 31, 2018	$—	$559,573,914	$559,573,914

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2018

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2017	—	11,800,000	11,800,000
Additions	—	1,350,000	1,350,000
Redemptions	—	(50,000)	(50,000)

Shares Outstanding, at March 31, 2018	—	13,100,000	13,100,000

Net Asset Value Per Share:
At December 31, 2017			$42.48
At March 31, 2018			$42.72

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2018

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$—	$12,629,903	$12,629,903
Additions	—	2,069,551	2,069,551
Redemptions	—	(1,914,773)	(1,914,773)
Net income (loss)	—	(1,206,325)	(1,206,325)

Balances, at March 31, 2018	$—	$11,578,356	$11,578,356

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2018

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2017	—	600,000	600,000
Additions	—	100,000	100,000
Redemptions	—	(100,000)	(100,000)

Shares Outstanding, at March 31, 2018	—	600,000	600,000

Net Asset Value Per Share:
At December 31, 2017			$21.05
At March 31, 2018			$19.30

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2018

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$—	$1,750,983	$1,750,983
Net income (loss)	—	(16,810)	(16,810)

Balances, at March 31, 2018	$—	$1,734,173	$1,734,173

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2018

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2017	—	100,000	100,000
Additions	—	—	—
Redemptions	—	—	—

Shares Outstanding, at March 31, 2018	—	100,000	100,000

Net Asset Value Per Share:
At December 31, 2017			$17.51
At March 31, 2018			$17.34

See accompanying notes to condensed financial statements.

19

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the period ended March 31, 2018*

USCF Canadian Crude Oil Index Fund

	Sponsor	Shareholders	Total

Balances, at March 31, 2018*	$1,000	$—	$1,000

* The Sponsor contributed $1,000 on March 31, 2018. As of March 31, 2018, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2018

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$—	$515,622,796	$515,622,796
Additions	1,000	59,669,456	59,670,456
Redemptions	—	(4,055,773)	(4,055,773)
Net income (loss)	—	1,649,964	1,649,964

Balances, at March 31, 2018	$1,000	$572,886,443	$572,887,443

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2018

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2017	—	12,500,000	12,500,000
Additions	—	1,450,000	1,450,000
Redemptions	—	(150,000)	(150,000)

Shares Outstanding, at March 31, 2018	—	13,800,000	13,800,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2018 and 2017

United States Commodity Index Fund

	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$2,873,099	$(10,797,584)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	35,669,917	—
Unrealized (gain) loss on open futures contracts	2,082,239	(86,117)
(Increase) decrease in interest receivable	(34,098)	—
(Increase) decrease in directors' fees and insurance receivable	—	(16,178)
(Increase) decrease in ETF transaction fees receivable	350	350
Increase (decrease) in management fees payable	12,052	(73,688)
Increase (decrease) in professional fees payable	(128,912)	(326,160)
Increase (decrease) in brokerage commissions payable	—	(10,710)
Increase (decrease) in directors' fees and insurance payable	7,381	(6,164)
Net cash provided by (used in) operating activities	40,482,028	(11,316,251)

Cash Flows from Financing Activities:
Addition of shares	57,599,905	17,800,514
Redemption of shares	(4,261,429)	(100,431,414)
Net cash provided by (used in) financing activities	53,338,476	(82,630,900)

Net Increase (Decrease) in Cash and Cash Equivalents	93,820,504	(93,947,151)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	426,097,875	641,316,546
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$519,918,379	$547,369,395

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$488,134,267	$508,529,415
Equity in Trading Accounts:
Cash and Cash Equivalents	31,784,112	38,839,980
Total Cash, Cash Equivalents and Equity in Trading Accounts	$519,918,379	$547,369,395

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2018 and 2017

United States Copper Index Fund

	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(1,206,325)	$373,720
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	395,657	—
Unrealized (gain) loss on open futures contracts	1,589,363	132,650
(Increase) decrease in receivable from Sponsor	(8,269)	(17,779)
(Increase) decrease in interest receivable	(2,563)	—
(Increase) decrease in directors' fees and insurance receivable	35	(953)
Increase (decrease) in payable due to Broker	(442,429)	—
Increase (decrease) in management fees payable	1,477	4,039
Increase (decrease) in professional fees payable	(20,569)	(12,448)
Increase (decrease) in directors' fees and insurance payable	337	(47)
Net cash provided by (used in) operating activities	306,714	479,182

Cash Flows from Financing Activities:
Addition of shares	4,174,486	8,617,733
Redemption of shares	—	—
Net cash provided by (used in) financing activities	4,174,486	8,617,733

Net Increase (Decrease) in Cash and Cash Equivalents	4,481,200	9,096,915

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	7,922,175	5,640,820
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$12,403,375	$14,737,735

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$10,662,859	$13,756,316
Equity in Trading Accounts:
Cash and Cash Equivalents	1,740,516	981,419
Total Cash, Cash Equivalents and Equity in Trading Accounts	$12,403,375	$14,737,735

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2018 and 2017

United States Agriculture Index Fund

	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(16,810)	$(14,165)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	98,767	—
Unrealized (gain) loss on open futures contracts	(11,286)	(34,970)
(Increase) decrease in receivable from Sponsor	(10,899)	(18,574)
(Increase) decrease in interest receivable	(246)	—
(Increase) decrease in directors' fees and insurance receivable	183	(1,091)
Increase (decrease) in management fees payable	(1,294)	9
Increase (decrease) in professional fees payable	(15,881)	(12,123)
Increase (decrease) in directors' fees and insurance payable	44	(15)
Net cash provided by (used in) operating activities	42,578	(80,929)

Cash Flows from Financing Activities:
Addition of shares	—	—
Redemption of shares	—	—
Net cash provided by (used in) financing activities	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	42,578	(80,929)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,456,482	1,989,821
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,499,060	$1,908,892

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$1,388,935	$1,748,604
Equity in Trading Accounts:
Cash and Cash Equivalents	110,125	160,288
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,499,060	$1,908,892

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2018*

USCF Canadian Crude Oil Index Fund

Three months ended March 31, 2018*
Cash Flows from Financing Activities:
Addition of shares	$1,000
Redemption of shares	—
Net cash provided by (used in) financing activities	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,000

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,000

* The Sponsor contributed $1,000 on March 31, 2018. As of March 31, 2018, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2018 and 2017

United States Commodity Index Funds Trust

	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$1,649,964	$(10,438,029)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	36,164,341	—
Unrealized (gain) loss on open futures contracts	3,660,316	11,563
(Increase) decrease in receivable from Sponsor	(19,168)	(36,353)
(Increase) decrease in interest receivable	(36,907)	—
(Increase) decrease in directors' fees and insurance receivable	218	(18,222)
(Increase) decrease in ETF transaction fees receivable	350	350
Increase (decrease) in payable due to Broker	(442,429)	—
Increase (decrease) in management fees payable	12,235	(69,640)
Increase (decrease) in professional fees payable	(165,362)	(350,731)
Increase (decrease) in brokerage commissions payable	—	(10,710)
Increase (decrease) in directors' fees and insurance payable	7,762	(6,226)
Net cash provided by (used in) operating activities	40,831,320	(10,917,998)

Cash Flows from Financing Activities:
Addition of shares	61,775,391	26,418,247
Redemption of shares	(4,261,429)	(100,431,414)
Net cash provided by (used in) financing activities	57,513,962	(74,013,167)

Net Increase (Decrease) in Cash and Cash Equivalents	98,345,282	(84,931,165)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	435,476,532	648,947,187
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$533,821,814	$564,016,022

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$500,187,061	$524,034,335
Equity in Trading Accounts:
Cash and Cash Equivalents	33,634,753	39,981,687
Total Cash, Cash Equivalents and Equity in Trading Accounts	$533,821,814	$564,016,022

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended March 31, 2018 (Unaudited)

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

USCI, CPER and USAG each issue shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”). USCI, CPER, and USAG are collectively referred to herein as the “Trust Series.” The Trust, and each of its series operates pursuant to the Fourth Amended and Restated Declaration of Trust and Trust Agreement dated as of December 15, 2017 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and each of its series and is also responsible for the management of the Trust and each of its series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017. Two separate series of the USCF Funds Trust, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD” and together with RMLP, the “REX Funds”), which were in registration and had not commenced operations, filed to withdraw from registration on March 30, 2018.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2018 for any Trust Series.

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

Each Trust Series receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in each Trust Series' condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Authorized Participants pay each Trust Series a transaction fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Calculation of Per Share NAV

Each Trust Series' per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. Each Trust Series uses the closing prices on the relevant Futures Exchanges (as defined in Note 3 below) of the Applicable Benchmark Component Futures Contracts (as defined in Note 3 below) that at any given time make up the Applicable Index (as defined in Note 3 below) (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the contracts traded on the Futures Exchanges, but calculates or determines the value of all other investments of each Trust Series using market quotations, if available, or other information customarily used to determine the fair value of such investments.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2018, USCF held 5 shares of USCI, 40 shares of CPER and 5 shares of USAG.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

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

New Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which amends ASC 230 to provide guidance on the classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. At this time, management has evaluated the implications of these changes on the financial statements and adopted with no material impact.

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

Following the designation of USAG and CPER as additional series, USCF made an initial capital contribution to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. In addition, on March 31, 2018, USCF contributed $1,000 to UCCO, which was deemed an initial capital contribution to the series.

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

USCI’s shares began trading on August 10, 2010. As of March 31, 2018, USCI held 1,646 Futures Contracts on the NYMEX, 2,806 Futures Contracts on the ICE Futures, 1,088 Futures Contracts on the CBOT, 949 Futures Contracts on the CME, 7,880 Futures Contracts on the LME and 827 Futures Contracts on the COMEX, totaling 15,196 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of March 31, 2018, CPER held 151 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of March 31, 2018, USAG held 32 Futures Contracts on the ICE Futures, 22 Futures Contracts on the CBOT, 8 Futures Contracts on the CME and 4 Futures Contract on the KCBT, totaling 66 futures contracts.

Other Defined Terms – Trust Series

The SDCI, the SCI and the SDAI are referred to throughout these Notes to Condensed Financial Statements collectively as the “Applicable Index” or “Indices.”

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

NOTE 4 — FEES PAID BY EACH TRUST SERIES AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the three months ended March 31, 2018 and 2017, none of the Trust Series incurred any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2018 are estimated to be a total of $536,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for year ending December 31, 2018 are estimated to be a total of $82,100, CPER’s portion of such fees and expenses for year ending December 31, 2018 are estimated to be a total of $2,000 and USAG’s portion of such fees and expenses for year ending December 31, 2018 are estimated to be a total of $1,500.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series' audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $600,000 for the year ending December 31, 2018 for USCI, $45,000 for the year ending December 31, 2018 for CPER and $40,000 for the year ending December 31, 2018 for USAG. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF pays certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG's NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2018, USCF waived $8,269 of expenses for CPER and $10,899 of expenses for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

NOTE 5 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

USCF and the Trust, each on its own behalf and on behalf of each Trust Series, are party to a marketing agent agreement, dated as of July 22, 2010, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for each Trust Series as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on each Trust Series' assets up to $3 billion and 0.04% on each Trust Series' assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of each Trust Series' offering.

The above fee does not include website construction and development, which are also borne by USCF.

Brown Brothers Harriman & Co. Agreements

USCF and the Trust, on its own behalf and on behalf of each Trust Series, are also party to a custodian agreement, dated July 22, 2010, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and USCF, whereby BBH&Co. holds investments on behalf of each Trust Series. USCF pays the fees of the custodian, which are determined by the parties from time to time. In addition, USCF and the Trust, on its own behalf and on behalf of each Trust Series, are party to an administrative agency agreement, dated July 22, 2010, as amended from time to time, with BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for each Trust Series. USCF also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to each Trust Series and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction.

Brokerage and Futures Commission Merchant Agreements

On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). WFS is referred to as the “Futures Commissions Merchant” or “FCM.” The agreements require the FCM to provide services to each Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for each Trust Series' account. In accordance with the agreement, the FCM charges each Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Total commissions accrued to brokers	$169,522	$199,606
Total commissions as annualized percentage of average total net assets	0.13%	0.14%
Commissions accrued as a result of rebalancing	$164,193	$188,779
Percentage of commissions accrued as a result of rebalancing	96.86%	94.58%
Commissions accrued as a result of creation and redemption activity	$5,329	$10,827
Percentage of commissions accrued as a result of creation and redemption activity	3.14%	5.42%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a lower number of contracts held and traded.

CPER

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Total commissions accrued to brokers	$2,198	$2,236
Total commissions as annualized percentage of average total net assets	0.06%	0.10%
Commissions accrued as a result of rebalancing	$1,953	$1,697
Percentage of commissions accrued as a result of rebalancing	88.85%	75.89%
Commissions accrued as a result of creation and redemption activity	$245	$539
Percentage of commissions accrued as a result of creation and redemption activity	11.15%	24.11%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a lower number of contracts held and traded.

USAG

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Total commissions accrued to brokers	$673	$491
Total commissions as annualized percentage of average total net assets	0.15%	0.10%
Commissions accrued as a result of rebalancing	$673	$491
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

The increase in total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a higher number of contracts held and traded.

SummerHaven Agreements

USCF is party to an Amended Advisory Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to USCF with respect to the Applicable Index for each Trust Series and investment decisions for each Trust Series. SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Applicable Index for each Trust Series, anticipated changes to each Applicable Index and the nature of each Applicable Index’s current or anticipated component securities. For these services, USCF pays SummerHaven a fee based on a percentage of the average total net assets of each Trust Series. For USCI, the fee is equal to the percentage fees paid to USCF minus 0.14%, with that result multiplied by 0.5, minus 0.06% to arrive at the actual fee paid. For each of CPER and USAG, the fee is equal to the percentage fees paid to USCF minus 0.18%, with that result multiplied by 0.5, minus 0.6% to arrive at the actual fee paid. USCF and SummerHaven amended and restated the existing Advisory Agreement effective as of May 1, 2018. As a result of the amendment and restatement of the Advisory Agreement, USCF will pay SummerHaven an annual fee of $15,000 per each Trust Series as well as an annual fee of 0.06% of the average daily total net assets of each Trust Series commencing May 1, 2018.

USCF is also party to an Amended Licensing Agreement, dated July 1, 2011, as amended from time to time, with SummerHaven, whereby SummerHaven sub-licensed to each Trust Series the use of certain names and marks, including the Applicable Index for each Trust Series for which SummerHaven has a sublicense from SHIM, the owner of each Applicable Index. Under the Licensing Agreement, USCF paid SummerHaven an annual fee of $15,000 per each Trust Series for the year ended December 31, 2017, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series. USCF, SummerHaven and SHIM amended and restated the existing Licensing Agreement effective as of May 1, 2018 to provide for a direct grant by SHIM, rather than an indirect grant by SummerHaven, of the use of certain names and marks, including the Applicable Index for each Trust Series in exchange for a fee to be paid by USCF to SHIM. As a result of the amendment and restatement of the Licensing Agreement and Advisory Agreement, the fees that will be paid by USCF to SummerHaven and SHIM in the aggregate will not change from the aggregate fees paid by USCF under the two agreements prior to the amendment and restatement.

NOTE 6 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

Each Trust Series engages in the trading of futures contracts, options on futures contracts, cleared swaps and OTC swaps (collectively, “derivatives”). As such, each Trust Series is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

All of the futures contracts held by each Trust Series through March 31, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

A Trust Series' cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of a Trust Series' assets posted with that FCM; however, the majority of each Trust Series' assets are held in investments in Treasuries, cash and/or cash equivalents with the Trust Series' custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of the Trust Series' custodian, however, could result in a substantial loss of each Trust Series' assets.

USCF may invest a portion of each Trust Series' cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2018, USCI, CPER and USAG held investments in money market funds in the amounts of $39,000,000, $2,790,000 and $390,000, respectively. As of December 31, 2017, USCI, CPER and USAG held investments in money market funds in the amounts of $9,000,000, $990,000 and $300,000, respectively. Each Trust Series also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2018 and December 31, 2017, USCI held cash deposits and investments in Treasuries in the amounts of $516,540,231 and $488,389,644, respectively, with the custodian and FCM. As of March 31, 2018 and December 31, 2017, CPER held cash deposits and investments in Treasuries in the amounts of $11,393,525 and $9,107,982, respectively, with the custodian and FCM. As of March 31, 2018 and December 31, 2017, USAG held cash deposits and investments in Treasuries in the amounts of $1,306,843 and $1,453,032, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series' custodian and/or FCM cease operations.

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

The Trust Series' policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Trust Series or USCF have a policy of requiring review of the credit standing of each broker or counterparty with which they conduct business.

The financial instruments held by the applicable Trust Series are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the three months ended March 31, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the three months ended March 31, 2018 (Unaudited)	For the three months ended March 31, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$42.48	$40.02
Total income (loss)	0.35	(0.71)
Total expenses	(0.11)	(0.10)
Net increase (decrease) in net asset value	0.24	(0.81)
Net asset value, end of period	$42.72	$39.21

Total Return	0.56%	(2.02)%

Ratios to Average Net Assets
Total income (loss)	0.81%	(1.64)%
Management fees*	0.80%**	0.80%**
Total expenses excluding management fees*	0.27%	0.21%
Expenses waived*	— %**	— %**
Net expenses excluding management fees*	0.27%	0.21%
Net income (loss)	0.55%	(1.89)%

*	Annualized.
**	Effective January 1, 2016 USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.

CPER

	For the three months ended March 31, 2018 (Unaudited)		For the three months ended March 31, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$21.05		$16.36
Total income (loss)	(1.71)		0.98
Net expenses	(0.04)		(0.03)
Net increase (decrease) in net asset value	(1.75)		0.95
Net asset value, end of period	$19.30		$17.31

Total Return	(8.31)%		5.81%

Ratios to Average Net Assets
Total income (loss)	(8.46)%		4.18%
Management fees*	0.65	%**	0.65	%**
Total expenses excluding management fees*	0.39%		0.92%
Expenses waived*	(0.24	)%**†	(0.77	)%**†
Net expenses excluding management fees*	0.15%		0.15%
Net income (loss)	(8.66)%		3.98%

*	Annualized.
**	Effective January 1, 2016 USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.
†	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

USAG

	For the three months ended March 31, 2018 (Unaudited)		For the three months ended March 31, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$17.51		$19.01
Total income (loss)	(0.13)		(0.10)
Net expenses	(0.04)		(0.04)
Net increase (decrease) in net asset value	(0.17)		(0.14)
Net asset value, end of period	$17.34		$18.87

Total Return	(0.97)%		(0.74)%

Ratios to Average Net Assets
Total income (loss)	(0.75)%		(0.52)%
Management fees*	0.65	%**	0.65	%**
Total expenses excluding management fees*	2.67%		4.02%
Expenses waived*	(2.52	)%**†	(3.87	)%**†
Net expenses excluding management fees*	0.15%		0.15%
Net income (loss)	(0.95)%		(0.73)%

*	Annualized.
**	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG.
†	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Trust and each Trust Series value their investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Trust and each Trust Series (observable inputs) and (2) the Trust's and each Trust Series' own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USCI’s securities at March 31, 2018 using the fair value hierarchy:

At March 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$514,971,405	$514,971,405	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,292,646	2,292,646	—	—
United States Contracts	2,498,085	2,498,085	—	—

During the three months ended March 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$441,986,578	$441,986,578	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	1,609,317	1,609,317	—	—
United States Contracts	5,263,653	5,263,653	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at March 31, 2018 using the fair value hierarchy:

At March 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$12,738,651	$12,738,651	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(707,425)	(707,425)	—	—

During the three months ended March 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$9,590,067	$9,590,067	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	881,938	881,938	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at March 31, 2018 using the fair value hierarchy:

At March 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$1,633,073	$1,633,073	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	716	716	—	—
United States Contracts	9,445	9,445	—	—

During the three months ended March 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,643,759	$1,643,759	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,314)	(1,314)	—	—
United States Contracts	189	189	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$4,790,731	$6,872,970

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(707,425)	$881,938

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$10,161	$(1,125)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the three months ended March 31, 2018		For the three months ended March 31, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$4,628,257		$(10,160,460)

	Change in unrealized gain (loss) on open positions		$(2,082,239)		$86,117

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the three months ended March 31, 2018		For the three months ended March 31, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$362,412		$511,350

	Change in unrealized gain (loss) on open positions		$(1,589,363)		$(132,650)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the three months ended March 31, 2018		For the three months ended March 31, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(30,539)		$(47,670)

	Change in unrealized gain (loss) on open positions		$11,286		$34,970

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

Introduction

The United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”) are each a commodity pool that issues shares representing fractional undivided beneficial interests in USCI, CPER and USAG, respectively (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI, CPER and USAG are collectively referred to herein as the “Trust Series.” In addition, a new series of the Trust, the USCF Canadian Crude Oil Index Fund (“UCCO”) was formed on June 1, 2016. UCCO is currently in registration and has not commenced operations as of the filing of this quarterly report on Form 10-Q. The Trust Series and UCCO are series of the Trust, a Delaware statutory trust formed on December 21, 2009. The Trust and each of its series operate pursuant to the Trust’s Fourth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated December 15, 2017. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each of its series are managed and controlled by United States Commodity Funds LLC (“USCF”).

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its’ per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of March 31, 2018, USCI held 1,646 Futures Contracts on the NYMEX, 2,806 Futures Contracts on the ICE Futures, 1,088 Futures Contracts on the CBOT, 949 Futures Contracts on the CME, 7,880 Futures Contracts on the LME and 827 Futures Contracts on the COMEX, totaling 15,196 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of March 31, 2018, CPER held 151 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of March 31, 2018, USAG held 32 Futures Contracts on the ICE Futures, 22 Futures Contracts on the CBOT, 8 Futures Contracts on the CME, and 4 Futures Contracts on the KCBT, totaling 66 futures contracts.

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

Regulatory Disclosure

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not applicable to the Trust Series’ investments) may hold, own or control. These levels and position limits apply to the futures contracts that the Trust invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit established the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once that daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of March 31, 2018, USCI held 1,646 Futures Contracts on the NYMEX, 2,806 Futures Contracts on the ICE Futures, 1,088 Futures Contracts on the CBOT, 949 Futures Contracts on the CME, 7,880 Futures Contracts on the LME and 827 Futures Contracts on the COMEX, totaling 15,196 futures contracts. As of March 31, 2018, CPER held 151 Futures Contracts on the COMEX. As of March 31, 2018, USAG held 32 Futures Contracts on the ICE Futures, 22 Futures Contracts on the CBOT, 8 Futures Contracts on the CME, and 4 Futures Contracts on the KCBT, totaling 66 futures contracts. For the three months ended March 31, 2018, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2018, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Regulation of Commodity Interests

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies.

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. Each of the Trust Series is not a Covered Swap Entity under the Final Margin Rules but it is a financial end-user. Accordingly, each of the Trust Series is currently subject to the variation margin requirements of the Final Margin Rules. However, each of the Trust Series does not have material swaps exposure and, accordingly, will not be subject to the initial margin requirements of the Final Margin Rules.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC has yet to finalize its margin rules.

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

Other Requirements for Swaps

In addition to the margin requirements described above, swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements.

Derivatives Regulations in Non-U.S. Jurisdictions

In addition to U.S. laws and regulations, a Trust Series may be subject to non-U.S. derivatives laws and regulations if it engages in futures and/or swaps transactions with non-U.S. persons. For example, each Trust Series may be impacted by European laws and regulations to the extent that it engages in futures transactions on European exchanges or derivatives transactions with European entities. Other jurisdictions impose requirements applicable to futures and derivatives that are similar to those imposed by the U.S., including position limits, margin, clearing and trade execution requirements.

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as the Trust. A portion of the Trust's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. The Trust does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if the Trust invests in other types of MMFs besides government MMFs in the future, the Trust could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Commodity Markets

Commodity Futures Price Movements

Three months Ended March 31, 2018

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward trend during the three months ended March 31, 2018. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	0.90%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	2.19%
Bloomberg Commodity Index Total Return(2)	(0.40)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	2.15%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2017 was $1,364.38. As of March 31, 2018, the value of the SDCI was $1,376.66, up approximately 0.90% over the three months ended March 31, 2018.

The return of approximately 0.90% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $42.48 and ended the period at $42.72 on March 31, 2018, an increase of approximately 0.56% over the period. USCI’s per share NAV reached its high for the period on February 1, 2018 at $43.68 and reached its low for the period on February 9, 2018 at $41.18. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USCI's per share NAV.

Copper Markets

Copper Futures Price Movements

Three months Ended March 31, 2018

As measured by the two major copper indexes, copper futures prices exhibited a mostly downward trend during the three months ended March 31, 2018. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(“SCI”)(1)	(7.88)%
Bloomberg Copper Subindex Total Return(2)	(8.55)%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2017 was $1,069.01. As of March 31, 2018, the value of the SCI was $984.74, down approximately (7.88)% over the three months ended March 31, 2018.

The return of approximately (7.88)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $21.05 and ended the period at $19.30 on March 31, 2018, a decrease of approximately (8.31)% over the period. CPER’s per share NAV reached its high for the period on January 2, 2018 at $20.91 and reached its low for the period on March 26, 2018 at $18.94. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect CPER's per share NAV.

Agriculture Markets

Agriculture Futures Price Movements

Three months Ended March 31, 2018

As measured by the three major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a mostly downward trend during the three months ended March 31, 2018. The table below compares the total returns of the SDAI to the two major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(“SDAI”)(1)	(0.72)%
Bloomberg Agriculture Subindex Total ReturnSM(2)	3.15%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	0.50%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDAI as of December 31, 2017 was $253.46. As of March 31, 2018, the value of the SDAI was $251.64, down approximately (0.72)% over the three months ended March 31, 2018.

The return of approximately (0.72)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the period at $17.51 and ended the period at $17.34 on March 31, 2018, a decrease of approximately (0.97)% over the period. USAG’s per share NAV reached its high for the period on March 5, 2018 at $18.23 and reached its low for the period on March 28, 2018 at $17.21. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USAG's per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of March 31, 2018, USCI had issued 32,150,000 shares, 13,100,000 of which were outstanding. As of March 31, 2018, there were 17,850,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of March 31, 2018, CPER had issued 1,350,000 shares, 600,000 of which were outstanding. As of March 31, 2018, there were 28,650,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of March 31, 2018, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of March 31, 2018, there were 19,800,000 shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2018, USCI, CPER and USAG had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

USCI

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Average daily total net assets	$526,676,932	$572,292,286
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,712,166	$704,289
Annualized yield based on average daily total net assets	1.32%	0.50%
Management fee	$1,038,924	$1,128,905
Total fees and other expenses excluding management fees	$352,111	$324,244
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total commissions accrued to brokers	$169,522	$199,606
Total commissions as annualized percentage of average total net assets	0.13%	0.14%
Commissions accrued as a result of rebalancing	$164,193	$188,779
Percentage of commissions accrued as a result of rebalancing	96.86%	94.58%
Commissions accrued as a result of creation and redemption activity	$5,329	$10,827
Percentage of commissions accrued as a result of creation and redemption activity	3.14%	5.42%

Portfolio Expenses. USCI’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USCI pays to USCF is calculated as a percentage of the total net assets of USCI. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 was due primarily to increase in professional fees.

The decrease in USCI's total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a lower number of contracts traded.

CPER

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Average daily total net assets	$13,931,465	$9,390,865
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$47,066	$11,796
Annualized yield based on average daily total net assets	1.37%	0.51%
Management fee	$22,329	$15,051
Total fees and other expenses excluding management fees	$13,430	$21,254
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$8,269	$17,779
Expenses before allowance for the expense waiver	$35,759	$36,305
Expenses after allowance for the expense waiver	$27,490	$18,526
Total commissions accrued to brokers	$2,198	$2,236
Total commissions as annualized percentage of average total net assets	0.06%	0.10%
Commissions accrued as a result of rebalancing	$1,953	$1,697
Percentage of commissions accrued as a result of rebalancing	88.85%	75.89%
Commissions accrued as a result of creation and redemption activity	$245	$539
Percentage of commissions accrued as a result of creation and redemption activity	11.15%	24.11%

Portfolio Expenses. CPER’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that CPER pays to USCF is calculated as a percentage of the total net assets of CPER. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 was due primarily to lower professional fees.

The decrease in CPER's total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a lower number of contracts traded.

USAG

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Average daily total net assets	$1,762,457	$1,951,765
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$5,941	$2,318
Annualized yield based on average daily total net assets	1.37%	0.48%
Management fee	$2,825	$3,128
Total fees and other expenses excluding management fees	$11,604	$19,369
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$10,899	$18,575
Expenses before allowance for the expense waiver	$14,429	$22,497
Expenses after allowance for the expense waiver	$3,530	$3,922
Total commissions accrued to brokers	$673	$491
Total commissions as annualized percentage of average total net assets	0.15%	0.10%
Commissions accrued as a result of rebalancing	$673	$491
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

Portfolio Expenses. USAG’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USAG pays to USCF is calculated as a percentage of the total net assets of USAG. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 was due primarily to lower professional fees.

The increase in USAG's total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a higher number of contracts traded.

Tracking Each Trust Series' Benchmark

USCF seeks to manage each Trust Series' portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Applicable Index, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in a Trust Series' per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Applicable Index. As an example, if the average daily movement of the price of the Applicable Index for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Applicable Index’s results). Each Trust Series' portfolio management goals do not include trying to make the nominal price of its per share NAV equal to the nominal price of the Applicable Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts and Other-Related Investments.

USCI

For the 30-valuation days ended March 31, 2018, the simple average daily change in the SDCI was 0.046%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.041%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (2.06)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. On a daily basis, USCI is tracking very close to its benchmark.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to March 31, 2018, the simple average daily change in the SDCI was 0.001%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.005)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (8.06)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended March 31, 2018. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended March 31, 2018.

 *PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USCI versus the return of its SDCI can be calculated by comparing the actual return of USCI, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that USCI’s returns had been exactly the same as the daily changes in its SDCI.

For the three months ended March 31, 2018, the actual total return of USCI as measured by changes in its per share NAV was 0.56%. This is based on an initial per share NAV of $42.48 as of December 31, 2017 and an ending per share NAV as of March 31, 2018 of $42.72. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $42.86 as of March 31, 2018, for a total return over the relevant time period of 0.89%. The difference between the actual per share NAV total return of USCI of 0.56% and the expected total return based on the SDCI of 0.89% was an error over the time period of (0.33)%, which is to say that USCI’s actual total return underperformed the benchmark result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the three months ended March 31, 2017, the actual total return of USCI as measured by changes in its per share NAV was (2.02)%. This was based on an initial per share NAV of $40.02 as of December 31, 2016 and an ending per share NAV as of March 31, 2017 of $39.21. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $39.45 as of March 31, 2017, for a total return over the relevant time period of (1.42)%. The difference between the actual per share NAV total return of USCI of (2.02)% and the expected total return based on the SDCI of (1.42)% was an error over the time period of (0.60)%, which is to say that USCI’s actual total return underperformed the benchmark result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended March 31, 2018, the simple average daily change in the SCI was (0.220)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.223)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was 0.41%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. Large tracking variances can occur when there is a tiny movement in the benchmark resulting in magnification of small differences.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to March 31, 2018, the simple average daily change in the SCI was (0.004)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.008)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.37)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended March 31, 2018. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended March 31, 2018.

 *PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of CPER versus the return of its SCI can be calculated by comparing the actual return of CPER, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that CPER’s returns had been exactly the same as the daily changes in its SCI.

For the three months ended March 31, 2018, the actual total return of CPER as measured by changes in its per share NAV was (8.31)%. This is based on an initial per share NAV of $21.05 as of December 31, 2017 and an ending per share NAV as of March 31, 2018 of $19.30. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $19.39 as of March 31, 2018, for a total return over the relevant time period of (7.89)%. The difference between the actual per share NAV total return of CPER of (8.31)% and the expected total return based on the SCI of (7.89)% was an error over the time period of (0.42)%, which is to say that CPER’s actual total return underperformed the benchmark result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the three months ended March 31, 2017, the actual total return of CPER as measured by changes in its per share NAV was 5.81%. This was based on an initial per share NAV of $16.36 as of December 31, 2016 and an ending per share NAV as of March 31, 2017 of $17.31. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.41 as of March 31, 2017, for a total return over the relevant time period of 6.42%. The difference between the actual per share NAV total return of CPER of 5.81% and the expected total return based on the SCI of 6.42% was an error over the time period of (0.61)%, which is to say that CPER’s actual total return underperformed the SCI result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

USAG

For the 30-valuation days ended March 31, 2018, the simple average daily change in the SDAI was (0.060)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.065)%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was (2.61)%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to March 31, 2018, the simple average daily change in the SDAI was (0.019)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.022)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 5.39%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended March 31, 2018. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the SDAI for the five years ended March 31, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USAG versus the return of its SDAI can be calculated by comparing the actual return of USAG, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that USAG’s returns had been exactly the same as the daily changes in its SDAI.

For the three months ended March 31, 2018, the actual total return of USAG as measured by changes in its per share NAV was (0.97)%. This is based on an initial per share NAV of $17.51 as of December 31, 2017 and an ending per share NAV as of March 31, 2018 of $17.34. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $17.38 as of March 31, 2018, for a total return over the relevant time period of (0.74)%. The difference between the actual per share NAV total return of USAG of (0.97)% and the expected total return based on the SDAI of (0.74)% was an error over the time period of (0.23)%, which is to say that USAG’s actual total return underperformed the benchmark result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USAG to track slightly lower or higher than daily changes in the price of the SDAI.

By comparison, for the three months ended March 31, 2017, the actual total return of USAG as measured by changes in its per share NAV was (0.74)%. This was based on an initial per share NAV of $19.01 as of December 31, 2016 and an ending per share NAV as of March 31, 2017 of $18.87. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $18.84 as of March 31, 2017, for a total return over the relevant time period of (0.89)%. The difference between the actual per share NAV total return of USAG of (0.74)% and the expected total return based on the SDAI of (0.89)% was an error over the time period of 0.15%, which is to say that USAG’s actual total return outperformed the benchmark result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series' ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series' attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2018. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series' NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by each Trust Series may continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index's total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2018. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2018. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2018. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2018. During the three months ended March 31, 2018, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2018, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of March 31, 2018.

SDCI Commodity Weights

as of March 31, 2018

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2007 through March 31, 2018.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from January 1, 2007 through March 31, 2018 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period

from January 1, 2007 through March 31, 2018

Year	Ending Level*	Annual Return
2007	1,518.71	36.11%
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018 (YTD)	1,376.66	0.90%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2007-3/31/2018 YTD)

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period from December 31, 1997 through March 31, 2018
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI
Total return	15.95%	(14.60)%	184.43%	511.79%
Average annual return (total)	2.60%	3.33%	8.13%	11.03%
Annualized volatility	16.18%	22.58%	18.61%	14.81%
Annualized Sharpe ratio	0.04	0.06	0.33	0.58

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through March 31, 2018 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2018; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2008 and March 31, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2008-3/31/2018)

Source: SHIM, Bloomberg

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a 5 year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2013-3/31/2018)

Source: SHIM, Bloomberg

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of March 31, 2018.

SCI Commodity Weights

as of March 31, 2018

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2007 through March 31, 2018.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the SCI would have performed from January 1, 2007 through March 31, 2018 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2007 through March 31, 2018

Year	Ending Level*	Annual Return
2007	1,059.17	16.25%
2008	497.18	(53.06)%
2009	1,153.12	131.93%
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018 (YTD)	984.74	(7.88)%

*	The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2007-3/31/2018 YTD)

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through March 31, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period from December 31, 1997 through March 31, 2018
	BCOM HG TR	Spot Copper (less storage)	SCI TR
Total return	315.80%	116.92%	528.82%
Average annual return (total)	11.96%	8.40%	14.64%
Annualized volatility	26.56%	25.63%	25.98%
Annualized Sharpe ratio	0.37	0.25	0.48

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through March 31, 2018 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2018; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes over a ten year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (3/31/2008-3/31/2018)

Source: SHIM, Bloomberg, LME

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a 5 year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (3/31/2013-3/31/2018)

Source: SHIM, Bloomberg, LME

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the SDAI as of March 31, 2018.

SDAI Commodity Weights

as of March 31, 2018

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

Hypothetical Performance of the SDAI

The table and chart below show the hypothetical performance of the SDAI from January 1, 2007 through March 31, 2018.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from January 1, 2007 through March 31, 2018 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period

from January 1, 2007 through March 31, 2018

Year	Ending Level*	Annual Return
2007	315.85	21.59%
2008	261.02	(17.36)%
2009	282.24	8.13%
2010	377.90	33.89%
2011	348.78	(7.71)%
2012	360.61	3.39%
2013	324.10	(10.12)%
2014	329.88	1.78%
2015	285.01	(13.60)%
2016	273.11	(4.18)%
2017	253.46	(7.19)%
2018 (YTD)	251.64	(0.72)%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1/1/2007-3/31/2018 YTD)

The following table and chart compare the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through March 31, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period from December 31, 1997 through March 31, 2018
	BCOM AG TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI
Total return	(43.45)%	(69.02)%	(28.62)%	16.77%
Average annual return (total)	(0.77)%	(3.56)%	(0.34)%	1.54%
Annualized volatility	19.73%	20.49%	18.97%	14.80%
Annualized Sharpe ratio	(0.13)	(0.26)	(0.12)	(0.03)

The table above shows the performance of the SDAI from December 31, 1997 through March 31, 2018 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Agriculture Subindex Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Subindex Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through March 31, 2018; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(3/31/2008-3/31/2018)

Source: SHIM, Bloomberg

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a 5 year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM AG TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(3/31/2013-3/31/2018)

Source: SHIM, Bloomberg

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust's application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust's condensed financial statements and related disclosures and has determined that the valuation of Applicable Interests, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by each Trust Series for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, each Trust Series estimates interest income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

None of the Trust Series has made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. Each Trust Series has met, and it is anticipated that each Trust Series will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. Each Trust Series' liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC swaps, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series' NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2018, the Trust Series' expenses did not exceed the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series' investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2018, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

Prior to the initial offering of each Trust Series, all payments with respect to each Trust Series’ expenses are paid by USCF. None of the Trust Series has an obligation or intention to refund such payments made by USCF. USCF is under no obligation to pay any Trust Series’ future expenses. Since the initial offering of shares, each Trust Series has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (iv) other expenses, including tax reporting costs, (v) the fees of the Trustee in connection with its services as Delaware trustee of the Trust, fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of the Trust Series' Marketing Agent, Administrator and Custodian, the trading advisory and licensing fees of SummerHaven and offering expenses relating to the initial offering of shares of each Trust Series. If USCF and each Trust Series are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, one or more of the Trust Series could terminate and investors may lose all or part of their investment.

Market Risk

Trading in Applicable Interests, such as Futures Contracts, involves each Trust Series entering into contractual commitments to purchase or sell specified amounts of commodities at a specified date in the future. The aggregate market value of the contracts will significantly exceed each Trust Series' future cash requirements since each Trust Series intends to close out its open positions prior to settlement. As a result, each Trust Series is generally only subject to the risk of loss arising from the change in value of the contracts. Each Trust Series considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with each Trust Series' commitments to purchase a specific commodity will be limited to the aggregate market value of the contracts held.

Each Trust Series' exposure to market risk depends on a number of factors, including the markets for commodities, the volatility of interest rates and foreign exchange rates, the liquidity of the Applicable Interest markets and the relationships among the contracts held by each such Trust Series. The limited experience that each Trust Series has had in utilizing its model to trade in Applicable Interests in a manner intended to track the changes in the Applicable Index, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series' assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series' assets related to foreign Futures Contracts trading. During the three months ended March 31, 2018, the only foreign exchange on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. During the three months ended March 31, 2018, CPER did not make investments on any foreign exchanges. During the three months ended March 31, 2018, the only foreign exchange on which USAG made investments was the ICE Futures, which is a London based futures exchange. Such Futures Contracts are denominated in Canadian dollars and U.S. dollars.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2018, each of USCI, CPER and USAG held cash deposits and investments in Treasuries and money market funds in the amount of $555,540,231, $14,183,525 and $1,696,843 respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series' custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2018, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of March 31, 2018 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

The Trust's (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. In return for its services, USCF is entitled to a management fee calculated as a fixed percentage of a Trust Series' NAV. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for both CPER and USAG. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the three months ended March 31, 2018, FCM fees were approximately 0.13% of average daily total net assets for USCI, approximately 0.06% of average daily total net assets for CPER, and approximately 0.15% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s or USAG’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER and USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as each Trust Series' NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of a Trust Series' existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of March 31, 2018, USCI's portfolio consisted of 15,196 Futures Contracts traded on the Futures Exchanges, CPER's portfolio consisted of 151 Futures Contracts traded on the COMEX and USAG's portfolio consisted of 66 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI's, CPER's and USAG's current holdings, please see www.uscfinvestments.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI, CPER and USAG during the three months ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

USCI, USAG and CPER are exposed to commodity price risk. In particular, each Trust Series is exposed to commodity risk of the commodities that comprise the Applicable Index for such Trust Series through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that each Trust Series holds in its portfolio, as described in “Contractual Obligations" under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" above, are expected to directly affect the value of the Trust Series.

OTC Contract Risk

USCI, USAG and CPER may purchase OTC Commodity-Related Interests, Agriculture-Related Interests, and Copper-Related Interests, such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

Swap transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular swap transaction necessarily depend upon the terms and circumstances of the transaction. In general, however, all swap transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk.

Highly customized swap transactions in particular may increase liquidity risk, which may result in a suspension of redemptions. Highly leveraged transactions may experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor.

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset a Trust Series' obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

To reduce the credit risk that arises in connection with such contracts, a Trust Series will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to the Trust Series due to the occurrence of a specified event, such as the insolvency of the counterparty.

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

During the three month reporting period ended March 31, 2018, no Trust Series had any OTC activities.

Each Trust Series anticipates that the use of Other Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of such Trust Series. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact a Trust Series' ability to successfully track its Applicable Index.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 14, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 1 basket (comprising 50,000 shares) during the first quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/18 to 1/31/18	—	NA
2/1/18 to 2/28/18	50,000	$42.82
3/1/18 to 3/31/18	—	NA
Total	50,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 2 baskets (comprising 100,000 shares) during the first quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/18 to 1/31/18	—	NA
2/1/18 to 2/28/18	—	NA
3/1/18 to 3/31/18	100,000	$19.15
Total	100,000

(e)	USAG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USAG did not redeem any baskets during the first quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/18 to 1/31/18	—	NA
2/1/18 to 2/28/18	—	NA
3/1/18 to 3/31/18	—	NA
Total	—

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

10.1*	Third Amendment to the Marketing Agent Agreement
10.2*	Amendment Agreement No. 2 to the Administrative Agency Agreement
10.3*	Amendment Agreement No. 2 to the Custodian Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: May 10, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2018

