Form 10-Q
period 2018-06-30
United States Commodity Index Funds Trust
filed 2018-08-08
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No

The number of outstanding shares of each series of the registrant as of August August 6, 2018 are included in the table below:

Number of Outstanding Shares as of August 6, 2018
United States Commodity Index Fund	15,000,000
United States Copper Index Fund	700,000
United States Agriculture Index Fund	100,000
Total	15,800,000

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at June 30, 2018 (Unaudited) and December 31, 2017	2

Condensed Schedules of Investments (Unaudited) at June 30, 2018	7

Condensed Statements of Operations (Unaudited) for the three and six months/period ended June 30, 2018 and 2017	12

Condensed Statements of Changes in Capital (Unaudited) for the six months/period ended June 30, 2018 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the six months/period ended June 30, 2018	17

Condensed Statements of Cash Flows (Unaudited) for the six months/period ended June 30, 2018 and 2017	22

Notes to Condensed Financial Statements for the period ended June 30, 2018 (Unaudited)	27

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2018 (Unaudited) and December 31, 2017

United States Commodity Index Fund

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $607,520,317 and $393,488,946, respectively) (Notes 2 and 6)	$607,520,317	$393,488,946
Short-Term Investments (at cost $25,617,048 and $71,291,769, respectively) (Note 6)	25,617,048	71,291,769
Equity in trading accounts:
Cash and cash equivalents (at cost $37,853,100 and $32,608,929, respectively)	37,853,100	32,608,929
Unrealized gain (loss) on open commodity futures contracts	15,992,164	6,872,970
Receivable for shares sold	6,505,701	—
Dividends receivable	63,678	—
Interest receivable	5,171	13,598
Directors' fees and insurance receivable	9,312	—
ETF transaction fees receivable	350	350

Total assets	$693,566,841	$504,276,562

Liabilities and Capital
Payable due to Broker	$4,524,345	$—
Payable for shares redeemed	—	2,120,429
Management fees payable (Note 4)	431,288	326,005
Professional fees payable	293,322	539,417
Brokerage commissions payable	43,305	43,305
Directors' fees and insurance payable	—	5,496

Total liabilities	5,292,260	3,034,652

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	688,274,581	501,241,910
Total Capital	688,274,581	501,241,910

Total liabilities and capital	$693,566,841	$504,276,562

Shares outstanding	15,750,000	11,800,000
Net asset value per share	$43.70	$42.48
Market value per share	$43.72	$42.53

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2018 (Unaudited) and December 31, 2017

United States Copper Index Fund

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $8,824,188 and $7,124,096, respectively) (Notes 2 and 6)	$8,824,188	$7,124,096
Short-Term Investments (at cost $986,774 and $2,175,807, respectively) (Note 6)	986,774	2,175,807
Equity in trading accounts:
Cash and cash equivalents (at cost $1,199,911 and $798,079, respectively)	1,199,911	798,079
Unrealized gain (loss) on open commodity futures contracts	(720,263)	881,938
Receivable for shares sold	—	2,104,935
Receivable from Sponsor (Note 4)	19,199	40,153
Dividends receivable	2,749	—
Interest receivable	275	1,137
Directors' fees and insurance receivable	348	35
ETF transaction fees receivable	—	350

Total assets	$10,313,181	$13,126,530

Liabilities and Capital
Payable due to Broker	$—	$442,429
Management fees payable (Note 4)	6,053	5,282
Professional fees payable	13,747	48,916

Total liabilities	19,800	496,627

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	10,293,381	12,629,903
Total Capital	10,293,381	12,629,903

Total liabilities and capital	$10,313,181	$13,126,530

Shares outstanding	550,000	600,000
Net asset value per share	$18.72	$21.05
Market value per share	$18.71	$21.06

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2018 (Unaudited) and December 31, 2017

United States Agriculture Index Fund

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $1,451,129 and $1,297,110, respectively) (Notes 2 and 6)	$1,451,129	$1,297,110
Short-Term Investments (at cost $98,767 and $296,550, respectively) (Note 6)	98,767	296,550
Equity in trading accounts:
Cash and cash equivalents (at cost $169,667 and $159,372, respectively)	169,667	159,372
Unrealized gain (loss) on open commodity futures contracts	(51,138)	(1,125)
Receivable from Sponsor (Note 4)	20,425	45,533
Dividends receivable	568	—
Interest receivable	7	269
Directors' fees and insurance receivable	942	183

Total assets	$1,690,367	$1,797,892

Liabilities and Capital
Management fees payable (Note 4)	$1,993	$2,032
Professional fees payable	23,429	44,877

Total liabilities	25,422	46,909

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	1,664,945	1,750,983
Total Capital	1,664,945	1,750,983

Total liabilities and capital	$1,690,367	$1,797,892

Shares outstanding	100,000	100,000
Net asset value per share	$16.65	$17.51
Market value per share	$16.23	$16.51

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Financial Condition

At June 30, 2018* (Unaudited)

USCF Canadian Crude Oil Index Fund

June 30, 2018*
Assets
Cash (at cost $1,000) (Notes 2 and 6)	$1,000

Total assets	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000
Shareholders	—
Total Capital	1,000

Total liabilities and capital	$1,000

* The Sponsor contributed $1,000 on March 31, 2018. As of June 30, 2018, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2018 (Unaudited) and December 31, 2017

United States Commodity Index Funds Trust

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $617,796,634 and $401,910,152, respectively) (Notes 2 and 6)	$617,796,634	$401,910,152
Short-Term Investments (at cost $26,702,589 and $73,764,126, respectively) (Note 6)	26,702,589	73,764,126
Equity in trading accounts:
Cash and cash equivalents (at cost $39,222,678 and $33,566,380, respectively)	39,222,678	33,566,380
Unrealized gain (loss) on open commodity futures contracts	15,220,763	7,753,783
Receivable for shares sold	6,505,701	2,104,935
Receivable from Sponsor (Note 4)	39,624	85,686
Dividends receivable	66,995	—
Interest receivable	5,453	15,004
Directors' fees and insurance receivable	10,602	218
ETF transaction fees receivable	350	700

Total assets	$705,571,389	$519,200,984

Liabilities and Capital
Payable due to Broker	$4,524,345	$442,429
Payable for shares redeemed	—	2,120,429
Management fees payable (Note 4)	439,334	333,319
Professional fees payable	330,498	633,210
Brokerage commissions payable	43,305	43,305
Directors' fees and insurance payable	—	5,496

Total liabilities	5,337,482	3,578,188

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	—
Shareholders	700,232,907	515,622,796
Total Capital	700,233,907	515,622,796

Total liabilities and capital	$705,571,389	$519,200,984

Shares outstanding	16,400,000	12,500,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At June 30, 2018

United States Commodity Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Lead Futures LL July 2018 contracts, expiring July 2018	$43,698,225	728	$195,625	0.03
LME Aluminum Futures LA August 2018 contracts, expiring August 2018	48,432,022	901	(524,368)	(0.08)
LME Zinc Futures LX August 2018 contracts, expiring August 2018	57,086,827	711	(6,205,890)	(0.90)
LME Lead Futures LL August 2018 contracts, expiring August 2018	36,641,006	579	(1,745,400)	(0.26)
LME Lead Futures LL September 2018 contracts, expiring September 2018	49,462,346	809	(709,983)	(0.10)
LME Nickel Futures LN November 2018 contracts, expiring November 2018	48,499,182	573	2,868,703	0.42
ICE-US Gas Oil Futures QS December 2018 contracts, expiring December 2018	42,622,350	751	8,145,250	1.18
ICE Brent Crude Oil Futures CO February 2019 contracts, expiring December 2018	41,944,390	651	8,312,810	1.21
	368,386,348	5,703	10,336,747	1.50
United States Contracts
CME Live Cattle Futures LC August 2018 contracts, expiring August 2018	48,578,680	1,184	1,966,280	0.29
CBOT Soybean Meal Futures SM October 2018 contracts, expiring October 2018	53,251,100	1,459	(5,060,330)	(0.74)
CME Lean Hogs Futures LH October 2018 contracts, expiring October 2018	48,428,000	1,990	(847,100)	(0.12)
COMEX Gold Futures GC October 2018 contracts, expiring October 2018	48,305,560	383	(39,900)	(0.01)
NYMEX RBOB Gasoline Futures RB December 2018 contracts, expiring November 2018	46,035,616	610	4,512,644	0.66
ICE-US Cotton #2 Futures CT December 2018 contracts, expiring December 2018	45,673,980	1,148	2,496,100	0.36
ICE-US Cocoa Futures CC December 2018 contracts, expiring December 2018	50,622,630	1,936	(1,622,470)	(0.24)
NYMEX WTI Crude Oil Futures CL March 2019 contracts, expiring February 2019	47,608,440	736	2,115,720	0.31
NYMEX Heating Oil Futures HO April 2019 contracts, expiring March 2019	49,268,524	538	621,184	0.09
	437,772,530	9,984	4,142,128	0.60
Open Futures Contracts - Short*
Foreign Contracts
LME Lead Futures LL July 2018 contracts, expiring July 2018	(42,341,850)	728	(1,555,865)	(0.23)
LME Zinc Futures LX August 2018 contracts, expiring August 2018	(2,425,248)	29	347,527	0.05
LME Lead Futures LL August 2018 contracts, expiring August 2018	(37,552,206)	579	2,652,769	0.39
LME Lead Futures LL September 2018 contracts, expiring September 2018	(48,812,848)	809	55,752	0.01
LME Nickel Futures LN November 2018 contracts, expiring November 2018	(2,525,907)	28	13,106	0.00 ***
	(133,658,059)	2,173	1,513,289	0.22
Total Open Futures Contracts**	$672,500,819	17,860	$15,992,164	2.32

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)(Continued)
At June 30, 2018

United States Commodity Index Fund

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.56%, 7/05/2018	$35,000,000	$34,993,972	5.08
1.56%, 7/12/2018	2,000,000	1,999,053	0.29
1.49%, 7/19/2018	35,000,000	34,974,107	5.08
1.61%, 7/26/2018	30,000,000	29,966,771	4.35
1.63%, 8/02/2018	20,000,000	19,971,200	2.90
1.80%, 8/09/2018	8,000,000	7,984,470	1.16
1.21%, 8/16/2018	16,000,000	15,975,537	2.32
1.88%, 8/23/2018	25,000,000	24,931,159	3.62
1.88%, 8/30/2018	45,000,000	44,859,958	6.52
1.86%, 9/06/2018	35,000,000	34,879,493	5.07
1.53%, 9/13/2018	19,000,000	18,940,625	2.75
1.90%, 9/20/2018	12,000,000	11,948,902	1.74
1.89%, 9/27/2018	40,000,000	39,816,056	5.78
1.87%, 10/04/2018	8,000,000	7,960,839	1.16
1.73%, 10/11/2018	45,000,000	44,781,628	6.51
1.98%, 10/18/2018	40,000,000	39,762,017	5.78
2.00%, 10/25/2018	40,000,000	39,744,800	5.77
2.00%, 11/01/2018	55,000,000	54,627,071	7.94
1.66%, 11/08/2018	8,000,000	7,952,586	1.16
2.05%, 11/15/2018	5,000,000	4,961,374	0.72
2.07%, 11/23/2018	10,000,000	9,917,431	1.44
2.05%, 11/29/2018	10,000,000	9,915,062	1.44
1.69%, 12/06/2018	8,000,000	7,941,694	1.15
2.06%, 12/13/2018	7,000,000	6,934,550	1.01
2.07%, 12/27/2018	20,000,000	19,796,139	2.88
Total Treasury Obligations		575,536,494	83.62

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	8,500,000	8,500,000	1.24
Goldman Sachs Financial Square Funds - Government Fund - Class FS	23,000,000	23,000,000	3.34
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	36,500,000	36,500,000	5.30
Total Money Market Funds		68,000,000	9.88
Total Cash Equivalents		$643,536,494	93.50

Short-Term Investments
United States Treasury Obligations
U.S. Treasury Bills:
1.99%, 1/31/2019	$5,000,000	$4,941,893	0.72
2.10%, 2/28/2019	7,000,000	6,902,797	1.00
2.12%, 3/28/2019	10,000,000	9,844,375	1.43
2.22%, 4/25/2019	4,000,000	3,927,983	0.57
Total Treasury Obligations		25,617,048	3.72
Total Short-Term Investments		$25,617,048	3.72

*	All short contracts are offset by long positions in Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).
**	Collateral amounted to $37,853,100 on open futures contracts.
***	Represents less than 0.005%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At June 30, 2018

United States Copper Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG September 2018 contracts, expiring September 2018	$5,359,275	69	$(242,925)	(2.36)
COMEX Copper Futures HG December 2018 contracts, expiring December 2018	5,631,638	69	(477,338)	(4.64)
Total Open Futures Contracts*	$10,990,913	138	$(720,263)	(7.00)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.56%, 7/05/2018	$500,000	$499,914	4.86
1.56%, 7/12/2018	600,000	599,716	5.83
1.50%, 7/19/2018	900,000	899,333	8.74
1.63%, 8/02/2018	300,000	299,568	2.91
1.71%, 8/09/2018	200,000	199,633	1.94
1.47%, 8/16/2018	450,000	449,162	4.36
1.82%, 8/23/2018	250,000	249,337	2.42
1.82%, 8/30/2018	300,000	299,098	2.91
1.45%, 9/13/2018	500,000	498,524	4.84
1.92%, 9/20/2018	200,000	199,143	1.93
1.50%, 10/11/2018	500,000	497,901	4.84
1.58%, 11/08/2018	400,000	397,748	3.86
2.05%, 11/23/2018	300,000	297,541	2.89
2.05%, 11/29/2018	500,000	495,753	4.82
1.82%, 12/06/2018	600,000	595,273	5.78
2.06%, 12/13/2018	500,000	495,325	4.81
2.09%, 12/20/2018	500,000	495,055	4.81
Total Treasury Obligations		7,468,024	72.55

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	220,000	220,000	2.14
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	1,630,000	1,630,000	15.83
Total Money Market Funds		1,850,000	17.97
Total Cash Equivalents		$9,318,024	90.52

Short-Term Investments
United States Treasury Obligations
U.S. Treasury Bills:
1.76%, 1/03/2019	$300,000	$297,326	2.89
1.99%, 1/31/2019	100,000	98,838	0.96
2.01%, 2/28/2019	100,000	98,672	0.96
2.19%, 3/28/2019	500,000	491,938	4.78
Total Treasury Obligations		986,774	9.59
Total Short-Term Investments		$986,774	9.59

*	Collateral amounted to $1,199,911 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At June 30, 2018

United States Agriculture Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-Canola Futures RS November 2018 contracts, expiring November 2018	$87,938	11	$(2,706)	(0.16)

United States Contracts
CME Lean Hogs Futures LH August 2018 contracts, expiring August 2018	122,040	4	280	0.02
CME Live Cattle Futures LC August 2018 contracts, expiring August 2018	203,900	5	9,550	0.57
ICE-US Cocoa Futures CC September 2018 contracts, expiring September 2018	132,800	6	17,920	1.08
CBOT Soybean Oil Futures BO September 2018 contracts, expiring September 2018	17,496	1	108	0.01
CBOT Wheat Futures W September 2018 contracts, expiring September 2018	177,175	7	(1,737)	(0.11)
KCBT Hard Red Winter Wheat Futures KW September 2018 contracts, expiring September 2018	50,213	2	(1,363)	(0.08)
ICE-US Coffee-C Futures KC September 2018 contracts, expiring September 2018	139,106	3	(9,619)	(0.58)
ICE-US Sugar #11 Futures SB October 2018 contracts, expiring September 2018	143,584	10	(6,384)	(0.38)
CBOT Soybean Futures S November 2018 contracts, expiring November 2018	196,988	4	(20,987)	(1.26)
ICE-US Cotton #2 Futures CT December 2018 contracts, expiring December 2018	134,470	3	(8,590)	(0.52)
CBOT Corn Futures C December 2018 contracts, expiring December 2018	176,712	9	(9,650)	(0.58)
CBOT Soybean Meal Futures SM January 2018 contracts, expiring January 2019	149,160	4	(17,960)	(1.08)
	1,643,644	58	(48,432)	(2.91)
Total Open Futures Contracts*	$1,731,582	69	$(51,138)	(3.07)
10

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)(Continued)
At June 30, 2018

United States Agriculture Index Fund

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.56%, 7/12/2018	$100,000	$99,953	6.00
1.33%, 7/19/2018	50,000	49,967	3.00
1.63%, 8/02/2018	100,000	99,856	6.00
1.75%, 8/09/2018	100,000	99,812	6.00
1.61%, 8/16/2018	100,000	99,797	5.99
1.82%, 8/23/2018	50,000	49,867	3.00
1.85%, 9/06/2018	50,000	49,830	2.99
1.51%, 9/13/2018	50,000	49,846	2.99
1.92%, 9/20/2018	50,000	49,786	2.99
1.87%, 10/04/2018	50,000	49,755	2.99
1.67%, 10/11/2018	50,000	49,767	2.99
2.00%, 11/01/2018	50,000	49,662	2.98
1.58%, 11/08/2018	50,000	49,718	2.99
2.05%, 11/15/2018	50,000	49,614	2.98
2.07%, 11/23/2018	50,000	49,587	2.98
2.05%, 11/29/2018	50,000	49,575	2.98
1.70%, 12/06/2018	50,000	49,634	2.98
2.07%, 12/27/2018	50,000	49,490	2.97
Total Treasury Obligations		$1,095,516	65.80

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	130,000	130,000	7.81
Goldman Sachs Financial Square Funds - Government Fund - Class FS	130,000	130,000	7.81
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	155,000	155,000	9.31
Total Money Market Funds		415,000	24.93
Total Cash Equivalents		$1,510,516	90.73

Short-Term Investments
United States Treasury Obligations
U.S. Treasury Bills:
1.90%, 1/03/2019	$50,000	$49,517	2.97
2.04%, 3/28/2019	50,000	49,250	2.96
Total Treasury Obligations		98,767	5.93
Total Short-Term Investments		$98,767	5.93

*	Collateral amounted to $169,667 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018 and 2017

United States Commodity Index Fund

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$1,102,409	$3,892,126	$5,730,666	$(6,268,334)
Change in unrealized gain (loss) on open positions	11,201,433	(14,491,916)	9,119,194	(14,405,799)
Dividend income	126,963	—	126,963	—
Interest income*	2,415,852	875,584	4,128,018	1,579,873
ETF transaction fees	8,750	5,250	14,700	9,450

Total income (loss)	14,855,407	(9,718,956)	19,119,541	(19,084,810)

Expenses
Management fees (Note 4)	1,257,005	1,039,615	2,295,929	2,168,520
Professional fees	170,480	215,810	334,734	301,920
Brokerage commissions	84,834	152,400	254,356	352,006
Directors' fees and insurance	24,111	16,810	42,446	33,919

Total expenses	1,536,430	1,424,635	2,927,465	2,856,365

Net income (loss)	$13,318,977	$(11,143,591)	$16,192,076	$(21,941,175)
Net income (loss) per share	$0.98	$(0.75)	$1.22	$(1.56)
Net income (loss) per weighted average share	$0.93	$(0.82)	$1.21	$(1.58)
Weighted average shares outstanding	14,322,527	13,546,703	13,345,304	13,924,586

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018 and 2017

United States Copper Index Fund

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(422,750)	$(339,575)	$(60,338)	$171,775
Change in unrealized gain (loss) on open positions	(12,838)	429,788	(1,602,201)	297,138
Dividend income	5,059	—	5,059	—
Interest income*	39,685	23,864	86,751	35,660
ETF transaction fees	1,400	350	2,450	2,100

Total income (loss)	(389,444)	114,427	(1,568,279)	506,673

Expenses
Management fees (Note 4)	18,372	22,257	40,701	37,308
Professional fees	13,861	10,545	24,525	29,297
Brokerage commissions	808	1,344	3,006	3,580
Directors' fees and insurance	492	554	1,060	820

Total expenses	33,533	34,700	69,292	71,005

Expense waiver (Note 4)	(10,931)	(7,307)	(19,200)	(25,086)

Net expenses	22,602	27,393	50,092	45,919

Net income (loss)	$(412,046)	$87,034	$(1,618,371)	$460,754
Net income (loss) per share	$(0.58)	$0.19	$(2.33)	$1.14
Net income (loss) per weighted average share	$(0.72)	$0.11	$(2.56)	$0.68
Weighted average shares outstanding	575,824	818,132	633,149	680,663

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018 and 2017

United States Agriculture Index Fund

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(11,617)	$(73,835)	$(42,156)	$(121,505)
Change in unrealized gain (loss) on open positions	(61,299)	56,908	(50,013)	91,878
Realized gain (loss) on foreign currency transactions	(16)	(167)	31	(209)
Change in unrealized gain (loss) on foreign currency translations	(26)	458	(41)	639
Dividend income	1,104	—	1,104	—
Interest income*	6,057	2,745	11,998	5,063

Total income (loss)	(65,797)	(13,891)	(79,077)	(24,134)

Expenses
Management fees (Note 4)	2,829	3,024	5,654	6,152
Professional fees	9,462	3,837	20,126	22,589
Brokerage commissions	292	447	965	938
Directors' fees and insurance	373	335	640	461

Total expenses	12,956	7,643	27,385	30,140

Expense waiver (Note 4)	(9,525)	(3,979)	(20,424)	(22,554)

Net expenses	3,431	3,664	6,961	7,586

Net income (loss)	$(69,228)	$(17,555)	$(86,038)	$(31,720)
Net income (loss) per share	$(0.69)	$(0.18)	$(0.86)	$(0.32)
Net income (loss) per weighted average share	$(0.69)	$(0.18)	$(0.86)	$(0.32)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the period ended June 30, 2018*

USCF Canadian Crude Oil Index Fund

Period ended June 30, 2018*
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

* The Sponsor contributed $1,000 on March 31, 2018. As of June 30, 2018, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018 and 2017

United States Commodity Index Funds Trust

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$668,042	$3,478,716	$5,628,172	$(6,218,064)
Change in unrealized gain (loss) on open positions	11,127,296	(14,005,220)	7,466,980	(14,016,783)
Realized gain (loss) on foreign currency transactions	(16)	(167)	31	(209)
Change in unrealized gain (loss) on foreign currency translations	(26)	458	(41)	639
Dividend income	133,126	—	133,126	—
Interest income*	2,461,594	902,193	4,226,767	1,620,596
ETF transaction fees	10,150	5,600	17,150	11,550

Total income (loss)	14,400,166	(9,618,420)	17,472,185	(18,602,271)

Expenses
Management fees (Note 4)	1,278,206	1,064,896	2,342,284	2,211,980
Professional fees	193,803	230,192	379,385	353,806
Brokerage commissions	85,934	154,191	258,327	356,524
Directors' fees and insurance	24,976	17,699	44,146	35,200

Total expenses	1,582,919	1,466,978	3,024,142	2,957,510

Expense waiver (Note 4)	(20,456)	(11,286)	(39,624)	(47,640)

Net expenses	1,562,463	1,455,692	2,984,518	2,909,870

Net income (loss)	$12,837,703	$(11,074,112)	$14,487,667	$(21,512,141)

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2018

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$—	$501,241,910	$501,241,910
Additions	—	175,158,174	175,158,174
Redemptions	—	(4,317,579)	(4,317,579)
Net income (loss)	—	16,192,076	16,192,076

Balances, at June 30, 2018	$—	$688,274,581	$688,274,581

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2018

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2017	—	11,800,000	11,800,000
Additions	—	4,050,000	4,050,000
Redemptions	—	(100,000)	(100,000)

Shares Outstanding, at June 30, 2018	—	15,750,000	15,750,000

Net Asset Value Per Share:
At December 31, 2017			$42.48
At June 30, 2018			$43.70

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2018

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$—	$12,629,903	$12,629,903
Additions	—	4,093,337	4,093,337
Redemptions	—	(4,811,488)	(4,811,488)
Net income (loss)	—	(1,618,371)	(1,618,371)

Balances, at June 30, 2018	$—	$10,293,381	$10,293,381

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2018

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2017	—	600,000	600,000
Additions	—	200,000	200,000
Redemptions	—	(250,000)	(250,000)

Shares Outstanding, at June 30, 2018	—	550,000	550,000

Net Asset Value Per Share:
At December 31, 2017			$21.05
At June 30, 2018			$18.72

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2018

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$—	$1,750,983	$1,750,983
Net income (loss)		(86,038)	(86,038)

Balances, at June 30, 2018	$—	$1,664,945	$1,664,945

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2018

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2017	—	100,000	100,000
Additions	—	—	—
Redemptions	—	—	—

Shares Outstanding, at June 30, 2018	—	100,000	100,000

Net Asset Value Per Share:
At December 31, 2017			$17.51
At June 30, 2018			$16.65

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the period ended June 30, 2018*

USCF Canadian Crude Oil Index Fund

	Sponsor	Shareholders	Total

Balances, at March 31, 2018*	$—	$—	$—
Additions	1,000	—	1,000
Net income (loss)	—	—	—

Balances, at June 30, 2018	$1,000	$—	$1,000

* The Sponsor contributed $1,000 on March 31, 2018. As of June 30, 2018, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2018

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$—	$515,622,796	$515,622,796
Additions	1,000	179,251,511	179,252,511
Redemptions	—	(9,129,067)	(9,129,067)
Net income (loss)	—	14,487,667	14,487,667

Balances, at June 30, 2018	$1,000	$700,232,907	$700,233,907

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2018

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2017	—	12,500,000	12,500,000
Additions	—	4,250,000	4,250,000
Redemptions	—	(350,000)	(350,000)

Shares Outstanding, at June 30, 2018	—	16,400,000	16,400,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and 2017

United States Commodity Index Fund

	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$16,192,076	$(21,941,175)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	45,674,721	—
Unrealized (gain) loss on open futures contracts	(9,119,194)	14,405,799
(Increase) decrease in dividends receivable	(63,678)	—
(Increase) decrease in interest receivable	8,427	1,261
(Increase) decrease in directors' fees and insurance receivable	(9,312)	(9,990)
(Increase) decrease in ETF transaction fees receivable	—	350
Increase (decrease) in payable due to Broker	4,524,345	—
Increase (decrease) in management fees payable	105,283	(128,131)
Increase (decrease) in professional fees payable	(246,095)	(289,180)
Increase (decrease) in brokerage commissions payable	—	(10,710)
Increase (decrease) in directors' fees and insurance payable	(5,496)	(6,164)
Net cash provided by (used in) operating activities	57,061,077	(7,977,940)

Cash Flows from Financing Activities:
Addition of shares	168,652,473	31,341,785
Redemption of shares	(6,438,008)	(172,921,436)
Net cash provided by (used in) financing activities	162,214,465	(141,579,651)

Net Increase (Decrease) in Cash and Cash Equivalents	219,275,542	(149,557,591)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	426,097,875	641,316,546
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$645,373,417	$491,758,955

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$607,520,317	$434,907,741
Equity in Trading Accounts:
Cash and Cash Equivalents	37,853,100	56,851,214
Total Cash, Cash Equivalents and Equity in Trading Accounts	$645,373,417	$491,758,955

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and 2017

United States Copper Index Fund

	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(1,618,371)	$460,754
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	1,189,033	—
Unrealized (gain) loss on open futures contracts	1,602,201	(297,138)
(Increase) decrease in receivable from Sponsor	20,954	50,554
(Increase) decrease in dividends receivable	(2,749)	—
(Increase) decrease in interest receivable	862	—
(Increase) decrease in directors' fees and insurance receivable	(313)	(574)
(Increase) decrease in ETF transaction fees receivable	350	—
Increase (decrease) in payable due to Broker	(442,429)	—
Increase (decrease) in management fees payable	771	3,751
Increase (decrease) in professional fees payable	(35,169)	(46,608)
Increase (decrease) in directors' fees and insurance payable	—	(47)
Net cash provided by (used in) operating activities	715,140	170,692

Cash Flows from Financing Activities:
Addition of shares	6,198,272	8,617,733
Redemption of shares	(4,811,488)	(1,674,457)
Net cash provided by (used in) financing activities	1,386,784	6,943,276

Net Increase (Decrease) in Cash and Cash Equivalents	2,101,924	7,113,968

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	7,922,175	5,640,820
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$10,024,099	$12,754,788

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$8,824,188	$11,978,901
Equity in Trading Accounts:
Cash and Cash Equivalents	1,199,911	775,887
Total Cash, Cash Equivalents and Equity in Trading Accounts	$10,024,099	$12,754,788

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and 2017

United States Agriculture Index Fund

	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(86,038)	$(31,720)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	197,783	—
Unrealized (gain) loss on open futures contracts	50,013	(91,878)
(Increase) decrease in receivable from Sponsor	25,108	49,619
(Increase) decrease in dividends receivable	(568)	—
(Increase) decrease in interest receivable	262	—
(Increase) decrease in directors' fees and insurance receivable	(759)	(793)
Increase (decrease) in management fees payable	(39)	(71)
Increase (decrease) in professional fees payable	(21,448)	(46,628)
Increase (decrease) in directors' fees and insurance payable	—	(15)
Net cash provided by (used in) operating activities	164,314	(121,486)

Cash Flows from Financing Activities:
Addition of shares	—	—
Redemption of shares	—	—
Net cash provided by (used in) financing activities	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	164,314	(121,486)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,456,482	1,989,821
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,620,796	$1,868,335

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$1,451,129	$1,672,474
Equity in Trading Accounts:
Cash and Cash Equivalents	169,667	195,861
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,620,796	$1,868,335

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Cash Flows (Unaudited)

For the period ended June 30, 2018*

USCF Canadian Crude Oil Index Fund

Period ended June 30, 2018*
Cash Flows from Financing Activities:
Addition of shares	1,000
Redemption of shares	—
Net cash provided by (used in) financing activities	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,000

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,000

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$1,000
Equity in Trading Accounts:
Cash and Cash Equivalents	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,000

* The Sponsor contributed $1,000 on March 31, 2018. As of June 30, 2018, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and 2017

United States Commodity Index Funds Trust

	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$14,487,667	$(21,512,141)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	47,061,537	—
Unrealized (gain) loss on open futures contracts	(7,466,980)	14,016,783
(Increase) decrease in receivable from Sponsor	46,062	100,173
(Increase) decrease in dividends receivable	(66,995)	—
(Increase) decrease in interest receivable	9,551	1,261
(Increase) decrease in directors' fees and insurance receivable	(10,384)	(11,357)
(Increase) decrease in ETF transaction fees receivable	350	350
Increase (decrease) in payable due to Broker	4,081,916	—
Increase (decrease) in management fees payable	106,015	(124,451)
Increase (decrease) in professional fees payable	(302,712)	(382,416)
Increase (decrease) in brokerage commissions payable	—	(10,710)
Increase (decrease) in directors' fees and insurance payable	(5,496)	(6,226)
Net cash provided by (used in) operating activities	57,940,531	(7,928,734)

Cash Flows from Financing Activities:
Addition of shares	174,851,745	39,959,518
Redemption of shares	(11,249,496)	(174,595,893)
Net cash provided by (used in) financing activities	163,602,249	(134,636,375)

Net Increase (Decrease) in Cash and Cash Equivalents	221,542,780	(142,565,109)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	435,476,532	648,947,187
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$657,019,312	$506,382,078

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$617,796,634	$448,559,116
Equity in Trading Accounts:
Cash and Cash Equivalents	39,222,678	57,822,962
Total Cash, Cash Equivalents and Equity in Trading Accounts	$657,019,312	$506,382,078

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended June 30, 2018 (Unaudited)

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. Each Trust Series earns income on funds held at the custodian or a futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Trust Series are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2018 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of June 30, 2018, USCF held 5 shares of USCI, 40 shares of CPER and 5 shares of USAG.

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

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform to the current presentation.

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by Bloomberg, L.P. USCI invests first in the current Applicable Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Component Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contracts, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error. USCI’s shares began trading on August 10, 2010. As of June 30, 2018, USCI held 1,884 Futures Contracts on the NYMEX, 4,486 Futures Contracts on the ICE Futures, 1,459 Futures Contracts on the CBOT, 3,174 Futures Contracts on the CME, 6,474 Futures Contracts on the LME and 383 Futures Contracts on the COMEX, totaling 17,860 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of June 30, 2018, CPER held 138 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012. As of June 30, 2018, USAG held 33 Futures Contracts on the ICE Futures, 25 Futures Contracts on the CBOT, 9 Futures Contracts on the CME and 2 Futures Contract on the KCBT, totaling 69 futures contracts.

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

Trading Advisor and Trustee

The Trust Series’ trading advisor is SummerHaven Investment Management, LLC (“SummerHaven”), a Delaware limited liability company that is registered as a commodity trading advisor and CPO with the CFTC and is a member of the NFA. In addition, SummerHaven is registered as an investment adviser under the Investment Advisers Act of 1940 with the SEC. SummerHaven provides advisory services to USCF with respect to the Applicable Index of each Trust Series and the investment decisions of each Trust Series.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the six months ended June 30, 2018 and 2017, none of the Trust Series incurred any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2018 are estimated to be a total of $536,200 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for year ending December 31, 2018 are estimated to be a total of $98,300, CPER’s portion of such fees and expenses for year ending December 31, 2018 are estimated to be a total of $2,100 and USAG’s portion of such fees and expenses for year ending December 31, 2018 are estimated to be a total of $1,500.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series' audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $600,000 for the year ending December 31, 2018 for USCI, $64,000 for the year ending December 31, 2018 for CPER and $45,000 for the year ending December 31, 2018 for USAG. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF pays certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG's NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2018, USCF waived $19,200 of expenses for CPER and $20,424 of expenses for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

Brokerage and Futures Commission Merchant Agreements

On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). In addition, the Trust on behalf of each of USCI and CPER entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets, LLC (“RBC”), in June of 2018. Each of RBC and WFS are referred to as a “Futures Commissions Merchant” or “FCM.” Each of the Trust’s FCM agreements require the FCM to provide services to the applicable Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for the applicable Trust Series' account. In accordance with each agreement, the FCM charges the applicable Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Total commissions accrued to brokers	$254,356	$352,006
Total commissions as annualized percentage of average total net assets	0.09%	0.13%
Commissions accrued as a result of rebalancing	$235,871	$334,029
Percentage of commissions accrued as a result of rebalancing	92.73%	94.89%
Commissions accrued as a result of creation and redemption activity	$18,485	$17,977
Percentage of commissions accrued as a result of creation and redemption activity	7.27%	5.11%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a lower average commission cost per contract.

CPER

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Total commissions accrued to brokers	$3,006	$3,580
Total commissions as annualized percentage of average total net assets	0.05%	0.06%
Commissions accrued as a result of rebalancing	$2,331	$2,900
Percentage of commissions accrued as a result of rebalancing	77.54%	81.01%
Commissions accrued as a result of creation and redemption activity	$675	$680
Percentage of commissions accrued as a result of creation and redemption activity	22.46%	18.99%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a lower number of contracts traded.

USAG

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Total commissions accrued to brokers	$965	$938
Total commissions as annualized percentage of average total net assets	0.11%	0.10%
Commissions accrued as a result of rebalancing	$965	$938
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

The increase in total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a higher number of contracts held and traded.

SummerHaven Agreements

USCF is party to an Amended and Restated Advisory Agreement, dated as of May 1, 2018, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to USCF with respect to the Applicable Index for each Trust Series and investment decisions for each Trust Series. SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Applicable Index for each Trust Series, anticipated changes to each Applicable Index and the nature of each Applicable Index’s current or anticipated component securities. For these services, USCF pays SummerHaven a fee based on a percentage of the average total net assets of each Trust Series. Prior to May 1, 2018, for USCI, the fee was equal to the percentage fees paid to USCF minus 0.14%, with that result multiplied by 0.5, minus 0.06% to arrive at the actual fee paid. Prior to May 1, 2018, for each of CPER and USAG, the fee was equal to the percentage fees paid to USCF minus 0.18%, with that result multiplied by 0.5, minus 0.6% to arrive at the actual fee paid. USCF and SummerHaven amended and restated the existing Advisory Agreement effective as of May 1, 2018. As of May 1, 2018, USCF pays SummerHaven an annual fee of $15,000 per each Trust Series as well as an annual fee of 0.06% of the average daily total net assets of each Trust Series.

USCF is also party to an Amended and Restated Licensing Agreement, dated as of May 1, 2018, as amended from time to time, with SummerHaven and SHIM, pursuant to which SHIM grants a license to USCF for the use of certain names and marks, including the Applicable Index for each Trust Series in exchange for a fee to be paid by USCF to SHIM. For the year ended December 31, 2017, USCF paid licensing fees to SummerHaven equal to an annual fee of $15,000 per each Trust Series for the, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series. As a result of the amendment and restatement of the Licensing Agreement and Advisory Agreement in May of 2018, the fees required to be paid by USCF to SummerHaven and SHIM in the aggregate have not changed from the aggregate fees paid by USCF under the two agreements prior to the amendment and restatement.

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

All of the futures contracts held by each Trust Series through June 30, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series' cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2018, USCI, CPER and USAG held investments in money market funds in the amounts of $68,000,000, $1,850,000 and $415,000, respectively. As of December 31, 2017, USCI, CPER and USAG held investments in money market funds in the amounts of $9,000,000, $990,000 and $300,000, respectively. Each Trust Series also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2018 and December 31, 2017, USCI held cash deposits and investments in Treasuries in the amounts of $602,990,465 and $488,389,644, respectively, with the custodian and FCMs. As of June 30, 2018 and December 31, 2017, CPER held cash deposits and investments in Treasuries in the amounts of $9,160,873 and $9,107,982, respectively, with the custodian and FCMs. As of June 30, 2018 and December 31, 2017, USAG held cash deposits and investments in Treasuries in the amounts of $1,304,563 and $1,453,032, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series' custodian and/or FCMs cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the six months ended June 30, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the six months ended June 30, 2018 (Unaudited)	For the six months ended June 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$42.48	$40.02
Total income (loss)	1.44	(1.35)
Total expenses	(0.22)	(0.21)
Net increase (decrease) in net asset value	1.22	(1.56)
Net asset value, end of period	$43.70	$38.46

Total Return	2.87%	(3.90)%

Ratios to Average Net Assets
Total income (loss)	3.30%	(3.49)%
Management fees*	0.80%**	0.80%**
Total expenses excluding management fees*	0.22%	0.25%
Expenses waived*	— %**	— %**
Net expenses excluding management fees*	0.22%	0.25%
Net income (loss)	2.80%	(4.01)%

*	Annualized.
**	Effective January 1, 2016 USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.

CPER

	For the six months ended June 30, 2018 (Unaudited)		For the six months ended June 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$21.05		$16.36
Total income (loss)	(2.25)		1.21
Net expenses	(0.08)		(0.07)
Net increase (decrease) in net asset value	(2.33)		1.14
Net asset value, end of period	$18.72		$17.50

Total Return	(11.07)%		6.97%

Ratios to Average Net Assets
Total income (loss)	(12.42)%		4.38%
Management fees*	0.65	%**	0.65	%**
Total expenses excluding management fees*	0.46%		0.59%
Expenses waived*	(0.31	)%**†	(0.44	)%**†
Net expenses excluding management fees*	0.15%		0.15%
Net income (loss)	(12.82)%		3.98%

*	Annualized.
**	Effective January 1, 2016 USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.
†	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

USAG

	For the six months ended June 30, 2018 (Unaudited)		For the six months ended June 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$17.51		$19.01
Total income (loss)	(0.79)		(0.24)
Net expenses	(0.07)		(0.08)
Net increase (decrease) in net asset value	(0.86)		(0.32)
Net asset value, end of period	$16.65		$18.69

Total Return	(4.91)%		(1.68)%

Ratios to Average Net Assets
Total income (loss)	(4.51)%		(1.26)%
Management fees*	0.65	%**	0.65	%**
Total expenses excluding management fees*	2.50%		2.53%
Expenses waived*	(2.35	)%**†	(2.38	)%**†
Net expenses excluding management fees*	0.15%		0.15%
Net income (loss)	(4.91)%		(1.66)%

*	Annualized.
**	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG.
†	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

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

The following table summarizes the valuation of USCI’s securities at June 30, 2018 using the fair value hierarchy:

At June 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$669,153,542	$669,153,542	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	11,850,036	11,850,036	—	—
United States Contracts	4,142,128	4,142,128	—	—

During the six months ended June 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$441,986,578	$441,986,578	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	1,609,317	1,609,317	—	—
United States Contracts	5,263,653	5,263,653	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at June 30, 2018 using the fair value hierarchy:

At June 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$10,304,798	$10,304,798	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(720,263)	(720,263)	—	—

During the six months ended June 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$9,590,067	$9,590,067	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	881,938	881,938	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at June 30, 2018 using the fair value hierarchy:

At June 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$1,609,283	$1,609,283	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(2,706)	(2,706)	—	—
United States Contracts	(48,432)	(48,432)	—	—

During the six months ended June 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USAG’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,643,759	$1,643,759	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,314)	(1,314)	—	—
United States Contracts	189	189	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$15,992,164	$6,872,970

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(720,263)	$881,938

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(51,138)	$(1,125)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the six months ended June 30, 2018		For the six months ended June 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$5,730,666		$(6,268,334)

	Change in unrealized gain (loss) on open positions		$9,119,194		$(14,405,799)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the six months ended June 30, 2018		For the six months ended June 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(60,338)		$171,775

	Change in unrealized gain (loss) on open positions		$(1,602,201)		$297,138

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the six months ended June 30, 2018		For the six months ended June 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(42,156)		$(121,505)

	Change in unrealized gain (loss) on open positions		$(50,013)		$91,878

NOTE 9 – SUBSEQUENT EVENTS

The Trust and each Trust Series have performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments other than as disclosed below:

On August 7, 2018, the Board of Directors of USCF authorized and approved the closing and liquidation each of USAG, DNO and UHN together with a plan of liquidation for each of USAG, DNO and UHN. Each of the United States Commodity Index Funds Trust, of which USAG is a series, DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of DNO and UHN, a copy of the notice regarding the liquidation sent to shareholders. In addition, each of USAG, DNO and UHN filed a prospectus supplement with the SEC dated August 8, 2018.  Each of the filings are also available on USCF’s website at www.uscfinvestments.com.

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its’ per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of June 30, 2018, USCI held 1,884 Futures Contracts on the NYMEX, 4,486 Futures Contracts on the ICE Futures, 1,459 Futures Contracts on the CBOT, 3,174 Futures Contracts on the CME, 6,474 Futures Contracts on the LME and 383 Futures Contracts on the COMEX, totaling 17,860 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of June 30, 2018, CPER held 138 Futures Contracts on the COMEX.

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

USAG seeks to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” As of June 30, 2018, USAG held 33 Futures Contracts on the ICE Futures, 25 Futures Contracts on the CBOT, 9 Futures Contracts on the CME, and 2 Futures Contracts on the KCBT, totaling 69 futures contracts.

Other Defined Terms

The SCI, together with the SDCI and the SDAI, are referred to throughout this quarterly report on Form 10-Q collectively as the “Applicable Index” or “Indices.”

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of June 30, 2018, USCI held 1,884 Futures Contracts on the NYMEX, 4,486 Futures Contracts on the ICE Futures, 1,459 Futures Contracts on the CBOT, 3,174 Futures Contracts on the CME, 6,474 Futures Contracts on the LME and 383 Futures Contracts on the COMEX, totaling 17,860 futures contracts. As of June 30, 2018, CPER held 138 Futures Contracts on the COMEX. As of June 30, 2018, USAG held 33 Futures Contracts on the ICE Futures, 25 Futures Contracts on the CBOT, 9 Futures Contracts on the CME, and 2 Futures Contracts on the KCBT, totaling 69 futures contracts. For the six months ended June 30, 2018, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the six months ended June 30, 2018, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if a Trust Series enters into an interest rate or index-based credit default swaps that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require each Trust Series to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by a Trust Series' FCM.

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

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act") which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as the Trust. A portion of the Trust's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. The Trust does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if the Trust invests in other types of MMFs besides government MMFs in the future, the Trust could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Commodity Markets

Commodity Futures Price Movements

Six months Ended June 30, 2018

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward trend during the six months ended June 30, 2018. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	3.63%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	10.36%
Bloomberg Commodity Index Total Return(2)	0.00%*
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	6.89%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg
*	Represents less than 0.005%.

The value of the SDCI as of December 31, 2017 was $1,364.38. As of June 30, 2018, the value of the SDCI was $1,413.94, up approximately 3.63% over the six months ended June 30, 2018.

The return of approximately 3.63% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $42.48 and ended the period at $43.70 on June 30, 2018, an increase of approximately 2.87% over the period. USCI’s per share NAV reached its high for the period on May 22, 2018 at $45.23 and reached its low for the period on February 9, 2018 at $41.18. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USCI's per share NAV.

Copper Markets

Copper Futures Price Movements

Six months Ended June 30, 2018

As measured by the two major copper indexes, copper futures prices exhibited a mostly downward trend during the six months ended June 30, 2018. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM (“SCI”)(1)	(10.40)%
Bloomberg Copper Subindex Total Return(2)	(11.00)%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2017 was $1,069.01. As of June 30, 2018, the value of the SCI was $957.87, down approximately (10.40)% over the six months ended June 30, 2018.

The return of approximately (10.40)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $21.05 and ended the period at $18.72 on June 30, 2018, a decrease of approximately (11.07)% over the period. CPER’s per share NAV reached its high for the period on June 8, 2018 at $20.93 and reached its low for the period on June 29, 2018 at $18.72. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect CPER's per share NAV.

Agriculture Markets

Agriculture Futures Price Movements

Six months Ended June 30, 2018

As measured by the three major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a mostly downward trend during the six months ended June 30, 2018. The table below compares the total returns of the SDAI to the two major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM (“SDAI”)(1)	(4.05)%
Bloomberg Agriculture Subindex Total ReturnSM(2)	(5.79)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(3.39)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDAI as of December 31, 2017 was $253.46. As of June 30, 2018, the value of the SDAI was $243.19, down approximately (4.05)% over the six months ended June 30, 2018.

The return of approximately (4.05)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the period at $17.51 and ended the period at $16.65 on June 30, 2018, a decrease of approximately (4.91)% over the period. USAG’s per share NAV reached its high for the period on March 5, 2018 at $18.23 and reached its low for the period on June 28, 2018 at $16.46. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USAG's per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of June 30, 2018, USCI had issued 34,850,000 shares, 15,750,000 of which were outstanding. As of June 30, 2018, there were 15,150,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of June 30, 2018, CPER had issued 1,450,000 shares, 550,000 of which were outstanding. As of June 30, 2018, there were 28,550,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG has not registered any subsequent offerings of its shares. As of June 30, 2018, USAG had issued 200,000 shares, 100,000 of which were outstanding. As of June 30, 2018, there were 19,800,000 shares registered but not yet issued. More shares may have been issued by USAG than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2018, USCI, CPER and USAG had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

USCI

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Average daily total net assets	$578,738,964	$546,622,923
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$4,254,981	$1,579,873
Annualized yield based on average daily total net assets	1.48%	0.58%
Management fee	$2,295,929	$2,168,520
Total fees and other expenses excluding management fees	$631,536	$687,845
Total commissions accrued to brokers	$254,356	$352,006
Total commissions as annualized percentage of average total net assets	0.09%	0.13%
Commissions accrued as a result of rebalancing	$235,871	$334,029
Percentage of commissions accrued as a result of rebalancing	92.73%	94.89%
Commissions accrued as a result of creation and redemption activity	$18,485	$17,977
Percentage of commissions accrued as a result of creation and redemption activity	7.27%	5.11%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 was due primarily to USCI’s lower commission cost.

The decrease in USCI's total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a lower average commission cost per contract.

CPER

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Average daily total net assets	$12,627,222	$11,574,420
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$91,810	$35,660
Annualized yield based on average daily total net assets	1.47%	0.62%
Management fee	$40,701	$37,308
Total fees and other expenses excluding management fees	$28,591	$33,697
Total amount of the expense waiver	$19,200	$25,086
Expenses before allowance for the expense waiver	$69,292	$71,005
Expenses after allowance for the expense waiver	$50,092	$45,919
Total commissions accrued to brokers	$3,006	$3,580
Total commissions as annualized percentage of average total net assets	0.05%	0.06%
Commissions accrued as a result of rebalancing	$2,331	$2,900
Percentage of commissions accrued as a result of rebalancing	77.54%	81.01%
Commissions accrued as a result of creation and redemption activity	$675	$680
Percentage of commissions accrued as a result of creation and redemption activity	22.46%	18.99%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 was due primarily to decrease in professional fees.

The decrease in CPER's total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a lower number of contracts traded.

USAG

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Average daily total net assets	$1,754,046	$1,908,509
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$13,102	$5,063
Annualized yield based on average daily total net assets	1.51%	0.53%
Management fee	$5,654	$6,152
Total fees and other expenses excluding management fees	$21,731	$23,988
Total amount of the expense waiver	$20,424	$22,554
Expenses before allowance for the expense waiver	$27,385	$30,140
Expenses after allowance for the expense waiver	$6,961	$7,586
Total commissions accrued to brokers	$965	$938
Total commissions as annualized percentage of average total net assets	0.11%	0.10%
Commissions accrued as a result of rebalancing	$965	$938
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 was due primarily to decrease in professional fees.

The increase in USAG's total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a higher number of contracts traded.

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

USCI

	For the three months ended June 30, 2018	For the three months ended June 30, 2017
Average daily total net assets	$630,228,886	$521,235,640
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,542,815	$875,584
Annualized yield based on average daily total net assets	1.62%	0.67%
Management fee	$1,257,005	$1,039,615
Total fees and other expenses excluding management fees	$279,425	$385,020
Total commissions accrued to brokers	$84,834	$152,400
Total commissions as annualized percentage of average total net assets	0.05%	0.12%
Commissions accrued as a result of rebalancing	$71,678	$145,250
Percentage of commissions accrued as a result of rebalancing	84.49%	95.31%
Commissions accrued as a result of creation and redemption activity	$13,156	$7,150
Percentage of commissions accrued as a result of creation and redemption activity	15.51%	4.69%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 was due primarily to USCI’s lower commission cost.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due primarily to a lower average commission cost per contract.

CPER

	For the three months ended June 30, 2018	For the three months ended June 30, 2017
Average daily total net assets	$11,337,311	$13,733,980
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$44,744	$23,864
Annualized yield based on average daily total net assets	1.58%	0.70%
Management fee	$18,372	$22,257
Total fees and other expenses excluding management fees	$15,161	$12,443
Total amount of the expense waiver	$10,931	$7,307
Expenses before allowance for the expense waiver	$33,533	$34,700
Expenses after allowance for the expense waiver	$22,602	$27,393
Total commissions accrued to brokers	$808	$1,344
Total commissions as annualized percentage of average total net assets	0.03%	0.04%
Commissions accrued as a result of rebalancing	$378	$1,203
Percentage of commissions accrued as a result of rebalancing	46.78%	89.51%
Commissions accrued as a result of creation and redemption activity	$430	$141
Percentage of commissions accrued as a result of creation and redemption activity	53.22%	10.49%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 was due primarily to increase in professional fees.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due primarily to a lower number of contracts traded.

USAG

	For the three months ended June 30, 2018	For the three months ended June 30, 2017
Average daily total net assets	$1,745,727	$1,865,730
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$7,161	$2,745
Annualized yield based on average daily total net assets	1.65%	0.59%
Management fee	$2,829	$3,024
Total fees and other expenses excluding management fees	$10,127	$4,619
Total amount of the expense waiver	$9,525	$3,979
Expenses before allowance for the expense waiver	$12,956	$7,643
Expenses after allowance for the expense waiver	$3,431	$3,664
Total commissions accrued to brokers	$292	$447
Total commissions as annualized percentage of average total net assets	0.07%	0.10%
Commissions accrued as a result of rebalancing	$292	$447
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

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

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 was due primarily to increase in professional fees.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due primarily to a lower number of contracts traded.

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

USCI

For the 30-valuation days ended June 30, 2018, the simple average daily change in the SDCI was (0.082)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.091)%. The average daily difference was (0.009)% (or (0.9) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (3.82)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. On a daily basis, USCI is tracking very close to its benchmark.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to June 30, 2018, the simple average daily change in the SDCI was 0.002%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.004)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.91)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended June 30, 2018. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended June 30, 2018.

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

For the six months ended June 30, 2018, the actual total return of USCI as measured by changes in its per share NAV was 2.87%. This is based on an initial per share NAV of $42.48 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $43.70. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $44.02 as of June 30, 2018, for a total return over the relevant time period of 3.63%. The difference between the actual per share NAV total return of USCI of 2.87% and the expected total return based on the SDCI of 3.63% was an error over the time period of (0.76)%, which is to say that USCI’s actual total return underperformed the benchmark result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the six months ended June 30, 2017, the actual total return of USCI as measured by changes in its per share NAV was (3.90)%. This was based on an initial per share NAV of $40.02 as of December 31, 2016 and an ending per share NAV as of June 30, 2017 of $38.46. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $38.88 as of June 30, 2017, for a total return over the relevant time period of (2.85)%. The difference between the actual per share NAV total return of USCI of (3.90)% and the expected total return based on the SDCI of (2.85)% was an error over the time period of (1.05)%, which is to say that USCI’s actual total return underperformed the benchmark result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended June 30, 2018, the simple average daily change in the SCI was (0.146)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.149)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was 0.11%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. Large tracking variances can occur when there is a tiny movement in the benchmark resulting in magnification of small differences.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to June 30, 2018, the simple average daily change in the SCI was (0.005)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.010)%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.30)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended June 30, 2018. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended June 30, 2018.

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

For the six months ended June 30, 2018, the actual total return of CPER as measured by changes in its per share NAV was (11.07)%. This is based on an initial per share NAV of $21.05 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $18.72. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $18.86 as of June 30, 2018, for a total return over the relevant time period of (10.40)%. The difference between the actual per share NAV total return of CPER of (11.07)% and the expected total return based on the SCI of (10.40)% was an error over the time period of (0.67)%, which is to say that CPER’s actual total return underperformed the benchmark result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the six months ended June 30, 2017, the actual total return of CPER as measured by changes in its per share NAV was 6.97%. This was based on an initial per share NAV of $16.36 as of December 31, 2016 and an ending per share NAV as of June 30, 2017 of $17.50. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.65 as of June 30, 2017, for a total return over the relevant time period of 7.89%. The difference between the actual per share NAV total return of CPER of 6.97% and the expected total return based on the SCI of 7.89% was an error over the time period of (0.92)%, which is to say that CPER’s actual total return underperformed the benchmark result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

USAG

For the 30-valuation days ended June 30, 2018, the simple average daily change in the SDAI was (0.125)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.134)%. The average daily difference was (0.009)% (or (0.9) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was (3.04)%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USAG’s shares to the public on April 13, 2012 to June 30, 2018, the simple average daily change in the SDAI was (0.021)%, while the simple average daily change in the per share NAV of USAG over the same time period was (0.024)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDAI, the average error in daily tracking by the per share NAV was 5.01%, meaning that over this time period USAG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USAG’s per share NAV versus the daily movement of the SDAI for the 30-valuation day period ended June 30, 2018. The second chart below shows the monthly total returns of USAG as compared to the monthly value of the SDAI for the five years ended June 30, 2018.

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

For the six months ended June 30, 2018, the actual total return of USAG as measured by changes in its per share NAV was (4.91)%. This is based on an initial per share NAV of $17.51 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $16.65. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $16.80 as of June 30, 2018, for a total return over the relevant time period of (4.05)%. The difference between the actual per share NAV total return of USAG of (4.91)% and the expected total return based on the SDAI of (4.05)% was an error over the time period of (0.86)%, which is to say that USAG’s actual total return underperformed the benchmark result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USAG to track slightly lower or higher than daily changes in the price of the SDAI.

By comparison, for the six months ended June 30, 2017, the actual total return of USAG as measured by changes in its per share NAV was (1.68)%. This was based on an initial per share NAV of $19.01 as of December 31, 2016 and an ending per share NAV as of June 30, 2017 of $18.69. During this time period, USAG made no distributions to its shareholders. However, if USAG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDAI, USAG would have had an estimated per share NAV of $18.66 as of June 30, 2017, for a total return over the relevant time period of (1.84)%. The difference between the actual per share NAV total return of USAG of (1.68)% and the expected total return based on the SDAI of (1.84)% was an error over the time period of 0.16%, which is to say that USAG’s actual total return outperformed the benchmark result by that percentage. USAG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USAG to track slightly lower than daily changes in the price of the SDAI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series' ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series' attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2018. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series' NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by each Trust Series may continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index's total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2018. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2018. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2018. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2018. During the six months ended June 30, 2018, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2018, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of June 30, 2018.

SDCI Commodity Weights

as of June 30, 2018

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2008 through June 30, 2018.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from January 1, 2008 through June 30, 2018 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period

from January 1, 2008 through June 30, 2018

Year	Ending Level*	Annual Return
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018 (YTD)	1,413.94	3.63%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2008-6/30/2018 YTD)

Source: Summerhaven Index Management, Bloomberg

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to June 30, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period from December 31, 1997 through June 30, 2018
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI
Total return	16.42%	(7.76)%	201.36%	528.36%
Average annualized return (total)	2.68%	3.90%	8.38%	11.20%
Annualized volatility	16.11%	22.47%	18.54%	14.76%
Annualized Sharpe ratio	0.04	0.08	0.35	0.60

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through June 30, 2018 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2018; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between June 30, 2008 and June 30, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2008-6/30/2018)

Source: SHIM, Bloomberg

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a 5 year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2013-6/30/2018)

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of June 30, 2018.

SCI Commodity Weights

as of June 30, 2018

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2008 through June 30, 2018.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the SCI would have performed from January 1, 2008 through June 30, 2018 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2008 through June 30, 2018

Year	Ending Level*	Annual Return
2008	497.18	(53.06)%
2009	1,153.12	131.93%
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018 (YTD)	957.87	(10.40)%

*	The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2008-6/30/2018 YTD)

Source: Summerhaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through June 30, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period from December 31, 1997 through June 30, 2018
	BCOM HG TR	Spot Copper (less storage)	SCI TR
Total return	304.65%	114.28%	511.67%
Average annualized return (total)	12.54%	9.06%	15.16%
Annualized volatility	26.42%	25.49%	25.85%
Annualized Sharpe ratio	0.39	0.28	0.50

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through June 30, 2018 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2018; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between June 30, 2008 and June 30, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (6/30/2008-6/30/2018)

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

Cost, and the Hypothetical Returns of the SCI TR (6/30/2013-6/30/2018)

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

The following graph shows the agricultural commodity weights of the agricultural commodities selected for inclusion in the SDAI as of June 30, 2018.

SDAI Commodity Weights

as of June 30, 2018

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

Hypothetical Performance of the SDAI

The table and chart below show the hypothetical performance of the SDAI from January 1, 2008 through June 30, 2018.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from January 1, 2008 through June 30, 2018 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period

from January 1, 2008 through June 30, 2018

Year	Ending Level*	Annual Return
2008	261.02	(17.36)%
2009	282.24	8.13%
2010	377.90	33.89%
2011	348.78	(7.71)%
2012	360.61	3.39%
2013	324.10	(10.12)%
2014	329.88	1.78%
2015	285.01	(13.60)%
2016	273.11	(4.18)%
2017	253.46	(7.19)%
2018 (YTD)	243.19	(4.05)%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1/1/2008-6/30/2018 YTD)

Source: Summerhaven Index Management, Bloomberg

The following table and chart compare the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through June 30, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period from December 31, 1997 through June 30, 2018
	BCOM AG TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI
Total return	(48.35)%	(71.00)%	(34.46)%	12.85%
Average annualized return (total)	(1.92)%	(4.50)%	(1.16)%	1.29%
Annualized volatility	19.75%	20.50%	19.00%	14.80%
Annualized Sharpe ratio	(0.19)	(0.31)	(0.16)	(0.04)

The table above shows the performance of the SDAI from December 31, 1997 through June 30, 2018 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Agriculture Subindex Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Subindex Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through June 30, 2018; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDAI in comparison with the actual return of three major indexes between June 30, 2008 and June 30, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM Ag TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(6/30/2008-6/30/2018)

Source: SHIM, Bloomberg

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a 5 year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM AG TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI TR

(6/30/2013-6/30/2018)

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series' NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the six months ended June 30, 2018, the Trust Series' for USCI and CPER expenses did not exceed the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. For USAG expenses exceeded income earned.

Each Trust Series' investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2018, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series' assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account a Trust Series' assets related to foreign Futures Contracts trading. During the six months ended June 30, 2018, the only foreign exchange on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. During the six months ended June 30, 2018, CPER did not make investments on any foreign exchanges. During the six months ended June 30, 2018, the only foreign exchange on which USAG made investments was the ICE Futures, which is a London based futures exchange. Such Futures Contracts are denominated in Canadian dollars and U.S. dollars.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2018, each of USCI, CPER and USAG held cash deposits and investments in Treasuries and money market funds in the amount of $670,990,465, $11,010,873 and $1,719,563 respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCMs, as applicable, may be subject to loss should the Trust Series' custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2018, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of June 30, 2018 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the six months ended June 30, 2018, FCM fees were approximately 0.09% of average daily total net assets for USCI, approximately 0.05% of average daily total net assets for CPER, and approximately 0.11% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s or USAG’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER and USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust.

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

As of June 30, 2018, USCI's portfolio consisted of 17,860 Futures Contracts traded on the Futures Exchanges, CPER's portfolio consisted of 138 Futures Contracts traded on the COMEX and USAG's portfolio consisted of 69 Futures Contracts traded on the Futures Exchanges. For a list of each of USCI's, CPER's and USAG's current holdings, please see www.uscfinvestments.com. See “Schedule of Investments” for a complete list of Futures Contracts held by each of USCI, CPER and USAG during the six months ended June 30, 2018.

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

A Trust Series assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap/contract pursuant to guidelines approved by USCF’s board of directors (the "Board"). Furthermore, USCF on behalf of a Trust Series only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. A Trust Series will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the six month reporting period ended June 30, 2018, no Trust Series had any OTC activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   None.

(b)   Not applicable.

(c)   USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 1 basket (comprising 50,000 shares) during the second quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/18 to 4/30/18	50,000	$43.53
5/1/18 to 5/31/18	—	NA
6/1/18 to 6/30/18	—	NA
Total	50,000

(d)   CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 3 baskets (comprising 150,000 shares) during the second quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/18 to 4/30/18	100,000	$19.48
5/1/18 to 5/31/18	—	NA
6/1/18 to 6/30/18	50,000	$18.97
Total	150,000

(e)   USAG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USAG did not redeem any baskets during the second quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/18 to 4/30/18	—	NA
5/1/18 to 5/31/18	—	NA
6/1/18 to 6/30/18	—	NA
Total	—

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

Date: August 8, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2018

