Form 10-Q
period 2018-09-30
United States Commodity Index Funds Trust
filed 2018-11-08
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐      Yes   ☒       No

The number of outstanding shares of each series of the registrant as of November 5, 2018 are included in the table below:

Number of Outstanding Shares as of November 5, 2018
United States Commodity Index Fund	13,850,000
United States Copper Index Fund	650,000
Total	14,500,000

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at September 30, 2018 (Unaudited) and December 31, 2017	2

Condensed Schedules of Investments (Unaudited) at September 30, 2018	7

Condensed Statements of Operations (Unaudited) for the three and nine months/period ended September 30, 2018 and 2017	10

Condensed Statements of Changes in Capital (Unaudited) for the nine months/period ended September 30, 2018 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the nine months/period ended September 30, 2018	15

Condensed Statements of Cash Flows (Unaudited) for the nine months/period ended September 30, 2018 and 2017	20

Notes to Condensed Financial Statements for the period ended September 30, 2018 (Unaudited)	25

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2018 (Unaudited) and December 31, 2017

United States Commodity Index Fund

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $532,346,535 and $393,488,946, respectively) (Notes 2 and 6)	$532,346,535	$393,488,946
Short-Term Investments (at cost $3,950,217 and $71,291,769, respectively) (Note 6)	3,950,217	71,291,769
Equity in trading accounts:
Cash and cash equivalents (at cost $67,876,486 and $32,608,929, respectively)	67,876,486	32,608,929
Unrealized gain (loss) on open commodity futures contracts	(4,634,980)	6,872,970
Dividends receivable	41,925	—
Interest receivable	6,938	13,598
Directors' fees and insurance receivable	46	—
ETF transaction fees receivable	—	350

Total assets	$599,587,167	$504,276,562

Liabilities and Capital
Payable for shares redeemed	$—	$2,120,429
Management fees payable (Note 4)	389,695	326,005
Professional fees payable	438,013	539,417
Brokerage commissions payable	43,305	43,305
Directors' fees and insurance payable	—	5,496

Total liabilities	871,013	3,034,652

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	598,716,154	501,241,910
Total Capital	598,716,154	501,241,910

Total liabilities and capital	$599,587,167	$504,276,562

Shares outstanding	14,100,000	11,800,000
Net asset value per share	$42.46	$42.48
Market value per share	$42.47	$42.53

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2018 (Unaudited) and December 31, 2017

United States Copper Index Fund

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $9,320,021 and $7,124,096, respectively) (Notes 2 and 6)	$9,320,021	$7,124,096
Short-Term Investments (at cost $246,796 and $2,175,807, respectively) (Note 6)	246,796	2,175,807
Equity in trading accounts:
Cash and cash equivalents (at cost $2,124,890 and $798,079, respectively)	2,124,890	798,079
Unrealized gain (loss) on open commodity futures contracts	(255,050)	881,938
Receivable for shares sold	—	2,104,935
Receivable from Sponsor (Note 4)	34,671	40,153
Dividends receivable	768	—
Interest receivable	458	1,137
Directors' fees and insurance receivable	—	35
ETF transaction fees receivable	—	350

Total assets	$11,472,554	$13,126,530

Liabilities and Capital
Payable due to Broker	$—	$442,429
Management fees payable (Note 4)	4,690	5,282
Professional fees payable	29,943	48,916
Directors' fees and insurance payable	697	—

Total liabilities	35,330	496,627

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	11,437,224	12,629,903
Total Capital	11,437,224	12,629,903

Total liabilities and capital	$11,472,554	$13,126,530

Shares outstanding	650,000	600,000
Net asset value per share	$17.60	$21.05
Market value per share	$17.58	$21.06

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2018 (Unaudited) and December 31, 2017

United States Agriculture Index Fund

	September 30, 2018 (In Liquidation)*	December 31, 2017
Assets
Cash and cash equivalents (at cost $— and $1,297,110, respectively) (Notes 2 and 6)	$—	$1,297,110
Short-Term Investments (at cost $— and $296,550, respectively) (Note 6)	—	296,550
Equity in trading accounts:
Cash and cash equivalents (at cost $— and $159,372, respectively)	—	159,372
Unrealized gain (loss) on open commodity futures contracts	—	(1,125)
Receivable from Sponsor (Note 4)	—	45,533
Interest receivable	—	269
Directors' fees and insurance receivable	—	183

Total assets	$—	$1,797,892

Liabilities and Capital
Management fees payable (Note 4)	$—	$2,032
Professional fees payable	—	44,877

Total liabilities	—	46,909

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	—	1,750,983
Total Capital	—	1,750,983

Total liabilities and capital	$—	$1,797,892

Shares outstanding	—	100,000
Net asset value per share	$—	$17.51
Market value per share	$—	$16.51

*	USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Financial Condition

At September 30, 2018* (Unaudited)

USCF Canadian Crude Oil Index Fund

September 30, 2018*
Assets
Cash (at cost $1,000) (Notes 2 and 6)	$1,000

Total assets	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000
Shareholders	—
Total Capital	1,000

Total liabilities and capital	$1,000

*	The Sponsor contributed $1,000 on March 31, 2018. As of September 30, 2018, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2018 (Unaudited) and December 31, 2017

United States Commodity Index Funds Trust

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $541,667,556 and $401,910,152, respectively) (Notes 2 and 6)	$541,667,556	$401,910,152
Short-Term Investments (at cost $4,197,013 and $73,764,126, respectively) (Note 6)	4,197,013	73,764,126
Equity in trading accounts:
Cash and cash equivalents (at cost $70,001,376 and $33,566,380, respectively)	70,001,376	33,566,380
Unrealized gain (loss) on open commodity futures contracts	(4,890,030)	7,753,783
Receivable for shares sold	—	2,104,935
Receivable from Sponsor (Note 4)	34,671	85,686
Dividends receivable	42,693	—
Interest receivable	7,396	15,004
Directors' fees and insurance receivable	46	218
ETF transaction fees receivable	—	700

Total assets	$611,060,721	$519,200,984

Liabilities and Capital
Payable due to Broker	$—	$442,429
Payable for shares redeemed	—	2,120,429
Management fees payable (Note 4)	394,385	333,319
Professional fees payable	467,956	633,210
Brokerage commissions payable	43,305	43,305
Directors' fees and insurance payable	697	5,496

Total liabilities	906,343	3,578,188

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	—
Shareholders	610,153,378	515,622,796
Total Capital	610,154,378	515,622,796

Total liabilities and capital	$611,060,721	$519,200,984

Shares outstanding	14,750,000	12,500,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At September 30, 2018

United States Commodity Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts – Long
Foreign Contracts
LME Tin Futures LT October 2018 contracts, expiring October 2018	$47,757,995	478	$(2,646,745)	(0.44)
LME Nickel Futures LN November 2018 contracts, expiring November 2018	102,276,006	1,194	(12,290,233)	(2.05)
ICE Gas Oil Futures QS December 2018 contracts, expiring December 2018	40,146,650	604	3,416,850	0.57
ICE Brent Crude Oil Futures CO February 2019 contracts, expiring December 2018	40,258,030	533	3,357,360	0.56
LME Zinc Futures LX January 2019 contracts, expiring January 2019	41,779,348	672	2,018,253	0.33
LME Tin Futures LT January 2019 contracts, expiring January 2019	42,828,870	454	(6,415)	0.00 *
	315,046,899	3,935	(6,150,930)	(1.03)
United States Contracts
NYMEX RBOB Gasoline Futures RB December 2018 contracts, expiring November 2018	40,470,041	500	3,119,659	0.52
ICE Cotton #2 Futures CT December 2018 contracts, expiring December 2018	45,031,295	1,086	(3,562,385)	(0.60)
ICE Cocoa Futures CC December 2018 contracts, expiring December 2018	48,360,820	1,954	(8,167,040)	(1.36)
CME Lean Hogs Futures LH December 2018 contracts, expiring December 2018	42,448,160	1,857	578,530	0.10
COMEX Gold Futures GC December 2018 contracts, expiring December 2018	43,043,820	356	(459,100)	(0.08)
CME Feeder Cattle Futures FC January 2019 contracts, expiring January 2019	43,022,375	557	47,650	0.01
NYMEX WTI Crude Oil Futures CL March 2019 contracts, expiring February 2019	39,633,500	600	3,872,500	0.65
CBOT Wheat Futures W March 2019 contracts, expiring March 2019	45,754,100	1,590	(3,837,725)	(0.64)
NYMEX Heating Oil Futures HO April 2019 contracts, expiring March 2019	40,418,276	445	3,192,970	0.53
NYMEX Natural Gas Futures NG May 2019 contracts, expiring April 2019	42,588,950	1,645	394,900	0.07
	430,771,337	10,590	(4,820,041)	(0.80)
Open Futures Contracts - Short**
Foreign Contracts
LME Tin Futures LT October 2018 contracts, expiring October 2018	(45,210,810)	478	96,836	0.02
LME Nickel Futures LN November 2018 contracts, expiring November 2018	(55,684,233)	640	7,444,008	1.24
LME Zinc Futures LX January 2019 contracts, expiring January 2019	(42,596,540)	672	(1,204,853)	(0.20)
	(143,491,583)	1,790	6,335,991	1.06
Total Open Futures Contracts***	$602,326,653	16,315	$(4,634,980)	(0.77)

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)(Continued)
At September 30, 2018

United States Commodity Index Fund

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.91%, 10/04/2018	$23,000,000	$22,996,370	3.84
1.73%, 10/11/2018	45,000,000	44,978,591	7.51
1.98%, 10/18/2018	40,000,000	39,962,883	6.68
2.00%, 10/25/2018	40,000,000	39,947,200	6.67
2.00%, 11/01/2018	55,000,000	54,906,010	9.17
1.66%, 11/08/2018	8,000,000	7,986,141	1.33
2.05%, 11/15/2018	5,000,000	4,987,312	0.83
2.06%, 11/23/2018	25,000,000	24,924,880	4.16
2.04%, 11/29/2018	40,000,000	39,867,414	6.66
1.96%, 12/06/2018	38,000,000	37,864,544	6.33
2.05%, 12/13/2018	12,000,000	11,950,512	2.00
2.14%, 12/20/2018	200,000	199,056	0.03
2.12%, 12/27/2018	95,000,000	94,516,304	15.79
2.07%, 1/03/2019	15,000,000	14,919,904	2.49
2.16%, 1/10/2019	40,000,000	39,759,704	6.64
2.18%, 1/17/2019	15,000,000	14,902,575	2.49
2.22%, 1/24/2019	8,000,000	7,943,650	1.33
2.12%, 1/31/2019	15,000,000	14,893,843	2.49
2.29%, 2/21/2019	20,000,000	19,819,899	3.31
2.10%, 2/28/2019	7,000,000	6,939,750	1.16
2.12%, 3/28/2019	10,000,000	9,897,403	1.65
Total Treasury Obligations		554,163,945	92.56

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	5,400,000	5,400,000	0.90
Goldman Sachs Financial Square Funds - Government Fund - Class FS	23,000,000	23,000,000	3.84
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	4,050,000	4,050,000	0.68
Total Money Market Funds		32,450,000	5.42
Total Cash Equivalents		$586,613,945	97.98

Short-Term Investment
United States Treasury Obligation
U.S. Treasury Bill, 2.22%, 4/25/2019	$4,000,000	$3,950,217	0.66

*	Represents less than 0.005%.
**	All short contracts are offset by long positions in Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).
***	Collateral amounted to $67,876,486 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At September 30, 2018

United States Copper Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts – Long
United States Contracts
COMEX Copper Futures HG December 2018 contracts, expiring December 2018	$5,900,212	82	$(149,962)	(1.31)
COMEX Copper Futures HG March 2019 contracts, expiring March 2019	5,825,713	81	(105,088)	(0.92)
Total Open Futures Contracts*	$11,725,925	163	$(255,050)	(2.23)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.50%, 10/11/2018	$500,000	$499,794	4.37
1.97%, 11/01/2018	600,000	598,990	5.24
1.73%, 11/08/2018	600,000	598,918	5.24
2.02%, 11/15/2018	500,000	498,745	4.36
2.05%, 11/23/2018	300,000	299,101	2.61
2.05%, 11/29/2018	500,000	498,341	4.36
1.82%, 12/06/2018	600,000	598,026	5.23
2.06%, 12/13/2018	500,000	497,932	4.35
2.09%, 12/20/2018	500,000	497,700	4.35
2.09%, 12/27/2018	700,000	696,498	6.09
1.76%, 1/03/2019	300,000	298,649	2.61
2.11%, 1/10/2019	700,000	695,895	6.08
2.13%, 1/17/2019	500,000	496,835	4.34
2.15%, 1/24/2019	700,000	695,248	6.08
1.99%, 1/31/2019	100,000	99,337	0.87
2.19%, 2/14/2019	200,000	198,360	1.73
2.01%, 2/28/2019	100,000	99,177	0.87
2.19%, 3/28/2019	500,000	494,685	4.33
Total Treasury Obligations		8,362,231	73.11

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	220,000	220,000	1.92
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	235,000	235,000	2.06
Total Money Market Funds		455,000	3.98
Total Cash Equivalents		$8,817,231	77.09

Short-Term Investment
United States Treasury Obligation
U.S. Treasury Bill, 2.28%, 4/25/2019	$250,000	$246,796	2.16

*	Collateral amounted to $2,124,890 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

United States Commodity Index Fund

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(1,566,176)	$1,905,313	$4,164,490	$(4,363,021)
Change in unrealized gain (loss) on open positions	(20,627,144)	18,307,792	(11,507,950)	3,901,993
Dividend income	199,610	—	326,573	—
Interest income*	2,830,781	1,123,783	6,958,799	2,703,656
ETF transaction fees	6,650	3,500	21,350	12,950

Total income (loss)	(19,156,279)	21,340,388	(36,738)	2,255,578

Expenses
Management fees (Note 4)	1,253,859	978,618	3,549,788	3,147,138
Professional fees	177,104	101,105	511,838	403,025
Brokerage commissions	183,246	89,000	437,602	441,006
Directors' fees and insurance	25,288	17,393	67,734	51,312

Total expenses	1,639,497	1,186,116	4,566,962	4,042,481

Net income (loss)	$(20,795,776)	$20,154,272	$(4,603,700)	$(1,786,903)
Net income (loss) per share	$(1.24)	$1.62	$(0.02)	$0.06
Net income (loss) per weighted average share	$(1.40)	$1.64	$(0.33)	$(0.13)
Weighted average shares outstanding	14,837,500	12,289,130	13,848,168	13,373,443

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

United States Copper Index Fund

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(1,100,662)	$466,813	$(1,161,000)	$638,588
Change in unrealized gain (loss) on open positions	465,213	341,000	(1,136,988)	638,138
Realized gain (loss) on short-term investments	—	(23)	—	(23)
Dividend income	4,816	—	9,875	—
Interest income*	46,354	21,584	133,105	57,244
ETF transaction fees	1,750	1,400	4,200	3,500

Total income (loss)	(582,529)	830,774	(2,150,808)	1,337,447

Expenses
Management fees (Note 4)	17,865	15,723	58,566	53,031
Professional fees	17,343	13,055	41,868	42,352
Brokerage commissions	1,747	564	4,753	4,144
Directors' fees and insurance	506	503	1,566	1,323

Total expenses	37,461	29,845	106,753	100,850

Expense waiver (Note 4)	(15,472)	(10,493)	(34,672)	(35,579)

Net expenses	21,989	19,352	72,081	65,271

Net income (loss)	$(604,518)	$811,422	$(2,222,889)	$1,272,176
Net income (loss) per share	$(1.12)	$1.47	$(3.45)	$2.61
Net income (loss) per weighted average share	$(0.96)	$1.57	$(3.51)	$2.03
Weighted average shares outstanding	631,522	517,391	632,601	625,641

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

United States Agriculture Index Fund

	Three months ended September 30, 2018 (In Liquidation)*	Three months ended September 30, 2017	Nine months ended September 30, 2018 (In Liquidation)*	Nine months ended September 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(138,883)	$(64,061)	$(181,039)	$(185,566)
Change in unrealized gain (loss) on open positions	51,138	(53,749)	1,125	38,129
Realized gain (loss) on foreign currency transactions	20	126	51	(83)
Realized gain (loss) on short-term investments	(286)	—	(286)	—
Change in unrealized gain (loss) on foreign currency translations	28	(37)	(13)	602
Dividend income	1,673	—	2,777	—
Interest income**	3,458	4,060	15,456	9,123

Total income (loss)	(82,852)	(113,661)	(161,929)	(137,795)

Expenses
Management fees (Note 4)	1,963	2,984	7,617	9,136
Professional fees	6,019	14,082	26,145	36,671
Brokerage commissions	533	575	1,498	1,513
Directors' fees and insurance	277	340	917	801

Total expenses	8,792	17,981	36,177	48,121

Expense waiver (Note 4)	(6,160)	(14,271)	(26,584)	(36,825)

Net expenses	2,632	3,710	9,593	11,296

Net income (loss)	$(85,484)	$(117,371)	$(171,522)	$(149,091)
Net income (loss) per share	$(16.65)	$(1.17)	$(17.51)	$(1.49)
Net income (loss) per weighted average share	$(0.85)	$(1.17)	$(1.72)	$(1.49)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

*	USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.
**	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the period ended September 30, 2018*

USCF Canadian Crude Oil Index Fund

Period ended September 30, 2018*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$—
Change in unrealized gain (loss) on open positions	—
Realized gain (loss) on foreign currency transactions	—
Change in unrealized gain (loss) on foreign currency translations	—
Interest income	—

Total income (loss)	—

Expenses
Management fees (Note 4)	—
Professional fees	—
Brokerage commissions	—
Directors' fees and insurance	—

Total expenses	—

Expense waiver (Note 4)	—

Net expenses	—

Net income (loss)	$—
Net income (loss) per share	$—
Net income (loss) per weighted average share	$—
Weighted average shares outstanding	—

*	The Sponsor contributed $1,000 on March 31, 2018. As of September 30, 2018, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

United States Commodity Index Funds Trust

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(2,805,721)	$2,308,065	$2,822,451	$(3,909,999)
Change in unrealized gain (loss) on open positions	(20,110,793)	18,595,043	(12,643,813)	4,578,260
Realized gain (loss) on foreign currency transactions	20	126	51	(83)
Realized gain (loss) on short-term investments	(286)	(23)	(286)	(23)
Change in unrealized gain (loss) on foreign currency translations	28	(37)	(13)	602
Dividend income	206,099	—	339,225	—
Interest income*	2,880,593	1,149,427	7,107,360	2,770,023
ETF transaction fees	8,400	4,900	25,550	16,450

Total income (loss)	(19,821,660)	22,057,501	(2,349,475)	3,455,230

Expenses
Management fees (Note 4)	1,273,687	997,325	3,615,971	3,209,305
Professional fees	200,466	128,242	579,851	482,048
Brokerage commissions	185,526	90,139	443,853	446,663
Directors' fees and insurance	26,071	18,236	70,217	53,436

Total expenses	1,685,750	1,233,942	4,709,892	4,191,452

Expense waiver (Note 4)	(21,632)	(24,764)	(61,256)	(72,404)

Net expenses	1,664,118	1,209,178	4,648,636	4,119,048

Net income (loss)	$(21,485,778)	$20,848,323	$(6,998,111)	$(663,818)

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2018

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$—	$501,241,910	$501,241,910
Additions	—	183,685,233	183,685,233
Redemptions	—	(81,607,289)	(81,607,289)
Net income (loss)	—	(4,603,700)	(4,603,700)

Balances, at September 30, 2018	$—	$598,716,154	$598,716,154

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2018

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2017	—	11,800,000	11,800,000
Additions	—	4,250,000	4,250,000
Redemptions	—	(1,950,000)	(1,950,000)

Shares Outstanding, at September 30, 2018	—	14,100,000	14,100,000

Net Asset Value Per Share:
At December 31, 2017			$42.48
At September 30, 2018			$42.46

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2018

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$—	$12,629,903	$12,629,903
Additions	—	7,569,172	7,569,172
Redemptions	—	(6,538,962)	(6,538,962)
Net income (loss)	—	(2,222,889)	(2,222,889)

Balances, at September 30, 2018	$—	$11,437,224	$11,437,224

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2018

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2017	—	600,000	600,000
Additions	—	400,000	400,000
Redemptions	—	(350,000)	(350,000)

Shares Outstanding, at September 30, 2018	—	650,000	650,000

Net Asset Value Per Share:
At December 31, 2017			$21.05
At September 30, 2018			$17.60

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2018 (In Liquidation)*

United States Agriculture Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$—	$1,750,983	$1,750,983
Redemptions	—	(1,579,461)	(1,579,461)
Net income (loss)	—	(171,522)	(171,522)

Balances, at September 30, 2018*	$—	$—	$—

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2018 (In Liquidation)*

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2017	—	100,000	100,000
Additions	—	—	—
Redemptions	—	(100,000)	(100,000)

Shares Outstanding, at September 30, 2018*	—	—	—

Net Asset Value Per Share:
At December 31, 2017			$17.51
At September 30, 2018			$—

*	USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the period ended September 30, 2018*

USCF Canadian Crude Oil Index Fund

	Sponsor	Shareholders	Total

Balances, at March 31, 2018*	$—	$—	$—
Additions	1,000	—	1,000
Net income (loss)	—	—	—

Balances, at September 30, 2018	$1,000	$—	$1,000

*	The Sponsor contributed $1,000 on March 31, 2018. As of September 30, 2018, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2018

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$—	$515,622,796	$515,622,796
Additions	1,000	191,254,405	191,255,405
Redemptions	—	(89,725,712)	(89,725,712)
Net income (loss)	—	(6,998,111)	(6,998,111)

Balances, at September 30, 2018	$1,000	$610,153,378	$610,154,378

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2018

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2017	—	12,500,000	12,500,000
Additions	—	4,650,000	4,650,000
Redemptions	—	(2,400,000)	(2,400,000)

Shares Outstanding, at September 30, 2018	—	14,750,000	14,750,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and 2017

United States Commodity Index Fund

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(4,603,700)	$(1,786,903)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	67,341,552	—
Unrealized (gain) loss on open futures contracts	11,507,950	(3,901,993)
(Increase) decrease in dividends receivable	(41,925)	—
(Increase) decrease in interest receivable	6,660	(8,754)
(Increase) decrease in directors' fees and insurance receivable	(46)	(2,642)
(Increase) decrease in ETF transaction fees receivable	350	350
Increase (decrease) in management fees payable	63,690	(122,234)
Increase (decrease) in professional fees payable	(101,404)	(241,956)
Increase (decrease) in brokerage commissions payable	—	(10,710)
Increase (decrease) in directors' fees and insurance payable	(5,496)	(6,164)
Net cash provided by (used in) operating activities	74,167,631	(6,081,006)

Cash Flows from Financing Activities:
Addition of shares	183,685,233	35,194,643
Redemption of shares	(83,727,718)	(196,802,868)
Net cash provided by (used in) financing activities	99,957,515	(161,608,225)

Net Increase (Decrease) in Cash and Cash Equivalents	174,125,146	(167,689,231)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	426,097,875	641,316,546
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$600,223,021	$473,627,315

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$532,346,535	$448,269,924
Equity in Trading Accounts:
Cash and Cash Equivalents	67,876,486	25,357,391
Total Cash, Cash Equivalents and Equity in Trading Accounts	$600,223,021	$473,627,315

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and 2017

United States Copper Index Fund

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(2,222,889)	$1,272,176
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	1,929,011	—
Unrealized (gain) loss on open futures contracts	1,136,988	(638,138)
(Increase) decrease in receivable from Sponsor	5,482	40,061
(Increase) decrease in dividends receivable	(768)	—
(Increase) decrease in interest receivable	679	(736)
(Increase) decrease in directors' fees and insurance receivable	35	(336)
(Increase) decrease in ETF transaction fees receivable	350	—
Increase (decrease) in payable due to Broker	(442,429)	631,854
Increase (decrease) in management fees payable	(592)	1,563
Increase (decrease) in professional fees payable	(18,973)	(33,954)
Increase (decrease) in directors' fees and insurance payable	697	(47)
Net cash provided by (used in) operating activities	387,591	1,272,443

Cash Flows from Financing Activities:
Addition of shares	9,674,107	8,617,733
Redemption of shares	(6,538,962)	(8,027,253)
Net cash provided by (used in) financing activities	3,135,145	590,480

Net Increase (Decrease) in Cash and Cash Equivalents	3,522,736	1,862,923

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	7,922,175	5,640,820
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$11,444,911	$7,503,743

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$9,320,021	$6,706,326
Equity in Trading Accounts:
Cash and Cash Equivalents	2,124,890	797,417
Total Cash, Cash Equivalents and Equity in Trading Accounts	$11,444,911	$7,503,743

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and 2017

United States Agriculture Index Fund

	Nine months ended September 30, 2018 (In Liquidation)*	Nine months ended September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(171,522)	$(149,091)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	296,550	—
Unrealized (gain) loss on open futures contracts	(1,125)	(38,129)
(Increase) decrease in receivable from Sponsor	45,533	35,348
(Increase) decrease in interest receivable	269	(236)
(Increase) decrease in directors' fees and insurance receivable	183	(488)
Increase (decrease) in management fees payable	(2,032)	(106)
Increase (decrease) in professional fees payable	(44,877)	(32,603)
Increase (decrease) in directors' fees and insurance payable	—	(15)
Net cash provided by (used in) operating activities	122,979	(185,320)

Cash Flows from Financing Activities:
Addition of shares	—	—
Redemption of shares	(1,579,461)	—
Net cash provided by (used in) financing activities	(1,579,461)	—

Net Increase (Decrease) in Cash and Cash Equivalents	(1,456,482)	(185,320)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,456,482	1,989,821
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$—	$1,804,501

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$—	$1,643,267
Equity in Trading Accounts:
Cash and Cash Equivalents	—	161,234
Total Cash, Cash Equivalents and Equity in Trading Accounts	$—	$1,804,501

*	USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Cash Flows (Unaudited)

For the period ended September 30, 2018*

USCF Canadian Crude Oil Index Fund

Period ended September 30, 2018*
Cash Flows from Financing Activities:
Addition of shares	1,000
Redemption of shares	—
Net cash provided by (used in) financing activities	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,000

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,000

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$1,000
Equity in Trading Accounts:
Cash and Cash Equivalents	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,000

*	The Sponsor contributed $1,000 on March 31, 2018. As of September 30, 2018, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and 2017

United States Commodity Index Funds Trust

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(6,998,111)	$(663,818)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	69,567,113	—
Unrealized (gain) loss on open futures contracts	12,643,813	(4,578,260)
(Increase) decrease in receivable from Sponsor	51,015	75,409
(Increase) decrease in dividends receivable	(42,693)	—
(Increase) decrease in interest receivable	7,608	(9,726)
(Increase) decrease in directors' fees and insurance receivable	172	(3,466)
(Increase) decrease in ETF transaction fees receivable	700	350
Increase (decrease) in payable due to Broker	(442,429)	631,854
Increase (decrease) in management fees payable	61,066	(120,777)
Increase (decrease) in professional fees payable	(165,254)	(308,513)
Increase (decrease) in brokerage commissions payable	—	(10,710)
Increase (decrease) in directors' fees and insurance payable	(4,799)	(6,226)
Net cash provided by (used in) operating activities	74,678,201	(4,993,883)

Cash Flows from Financing Activities:
Addition of shares	193,360,340	43,812,376
Redemption of shares	(91,846,141)	(204,830,121)
Net cash provided by (used in) financing activities	101,514,199	(161,017,745)

Net Increase (Decrease) in Cash and Cash Equivalents	176,192,400	(166,011,628)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	435,476,532	648,947,187
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$611,668,932	$482,935,559

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$541,667,556	$456,619,517
Equity in Trading Accounts:
Cash and Cash Equivalents	70,001,376	26,316,042
Total Cash, Cash Equivalents and Equity in Trading Accounts	$611,668,932	$482,935,559

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended September 30, 2018 (Unaudited)

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

USCI and CPER each issue shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”), and, until September 6, 2018, USAG issued shares that were purchased and sold on NYSE Arca. USCI, CPER and USAG are collectively referred to herein as the “Trust Series.” The Trust, and each of its series operates pursuant to the Fourth Amended and Restated Declaration of Trust and Trust Agreement dated as of December 15, 2017 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and each of its series and is also responsible for the management of the Trust and each of its series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

On August 7, 2018, the board of directors of USCF determined that USAG could not continue its business and operations in an economically efficient manner due to USAG’s inability to attract sufficient assets, thereby hindering its ability to operate efficiently. On that date, the Board of Directors of USCF also authorized and approved the closing and liquidation of USAG together with a plan of liquidation for USAG. The Trust filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit a press release and the USAG plan of liquidation. USAG also filed a prospectus supplement with the SEC dated August 8, 2018 that is available on USCF’s website at www.uscfinvestments.com.

On September 6, 2018, USAG began the process of liquidating its portfolio. As a of the close of regular trading on the NYSE Arca on September 6, 2018, USAG ceased accepting orders for Creation Baskets and Redemption Baskets from authorized participants. Trading in the shares of USAG on the NYSE Arca was suspended prior to the open of the market on September 7, 2018. On September 7, 2018, the Trust, on behalf of USAG, filed a post-effective amendment to the registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to terminate the offering of registered and unsold shares of USAG and, thereafter, the NYSE Arca filed a Form 25 to effect the withdrawal of the listings for USAG’s shares. The liquidation date for USAG was September 12, 2018 and the proceeds of the liquidation were sent to all remaining shareholders of USAG on or about September 13, 2018.

For U.S. federal income tax purposes, these distributions to shareholders were treated as liquidating distributions and shareholders recognized gain or loss based on the difference between the amount of cash received as part of the liquidating distribution and their adjusted basis in their shares (taking into account all allocations of income, gain, loss, or deduction for the year of liquidation). Items of income, gain, loss, or deduction recognized as a result of the liquidation of USAG’s portfolio were allocated for U.S. federal tax purposes to the shareholders. Any other items of income, gain, loss, or deduction not attributable to the liquidation of USAG’s portfolio were allocated for U.S. federal income tax purposes in accordance with USAG’s general allocation conventions. For further information concerning the U.S. federal income tax consequences of acquiring, holding, and disposing of shares, please review the section titled “U.S. Federal Income Tax Considerations” in the Prospectus. In addition, shareholders who received such a distribution are encouraged to consult their own tax advisors concerning the impact of the liquidation of USAG in light of their own unique circumstances.

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

On August 7, 2018, the Board of Directors of USCF also authorized and approved the closing and liquidation of DNO and UHN together with a plan of liquidation for each of DNO and UHN. Each of DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit, the press release, the applicable plan of liquidation, and a copy of the notice of required withdrawal from the limited partnership sent to shareholders. In addition, each of DNO and UHN filed a prospectus supplement with the SEC dated August 8, 2018. Each of the filings is also available on USCF’s website at www.uscfinvestments.com. The liquidation date for DNO and UHN was September 12, 2018 and the proceeds of the liquidation were sent to all remaining shareholders of DNO and UHN, respectively, on or about September 13, 2018, with a subsequent distribution of additional liquidation proceeds sent to UHN shareholders on or about September 18, 2018. Each of DNO and UHN also filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of DNO and UHN, respectively, and the NYSE Arca filed Forms 25 to effect the withdrawal of the listings for shares of each of DNO and UHN.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

All funds listed previously, other than UCCO, are referred to collectively herein as the “Related Public Funds.”

Effective as of May 1, 2012, each of USCI, CPER and USAG issue shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). Prior to May 1, 2012, each of USCI, CPER and USAG issued shares to Authorized Participants by offering baskets consisting of 100,000 shares through the Marketing Agent. The purchase price for a Creation Basket is based upon the net asset value (“NAV”) of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received. As noted above, as of the filing of this quarterly report on Form 10-Q, USAG is no longer issuing shares.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2018 for any Trust Series.

Creations and Redemptions

Effective as of May 1, 2012, Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets for USCI and CPER only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. As noted above, as of the filing of this quarterly report on Form 10-Q, USAG is no longer issuing shares.

Each Trust Series receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in each Trust Series' condensed statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2018, USCF held 5 shares of USCI and 40 shares of CPER. USCF no longer holds shares of USAG. As noted above, as of the filing of this quarterly report on Form 10-Q, USAG is no longer issuing shares.

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

Following the designation of USAG and CPER as additional series, USCF made an initial capital contribution to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On September 7, 2018 all Sponsor Shares of USAG were redeemed and USAG discontinued trading and subsequently liquidated and distributed all proceeds to shareholders, as discussed above. In addition, on March 31, 2018, USCF contributed $1,000 to UCCO, which was deemed an initial capital contribution to the series.

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

On April 13, 2012, USAG listed its shares on the NYSE Arca under the ticker symbol “USAG.” USAG established its initial per share NAV by setting the price at $25. On April 14, 2012, USCF purchased two initial Creation Baskets of USAG. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), no Creation Baskets were offered to Authorized Participants nor were the shares listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The $1,000 fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. As discussed above, USAG is no longer issuing shares and its liquidation date was September 12, 2018.

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by Bloomberg, L.P. USCI invests first in the current Applicable Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Component Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contracts, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error. USCI’s shares began trading on August 10, 2010. As of September 30, 2018, USCI held 3,190 Futures Contracts on the NYMEX, 4,177 Futures Contracts on the ICE Futures, 1,590 Futures Contracts on the CBOT, 2,414 Futures Contracts on the CME, 4,588 Futures Contracts on the LME and 356 Futures Contracts on the COMEX, totaling 16,315 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” CPER’s shares began trading on November 15, 2011. As of September 30, 2018, CPER held 163 Futures Contracts on the COMEX.

USAG’s Investment Objective

The investment objective of USAG was for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”), less USAG’s expenses. USCF did not intend to operate USAG in a fashion such that its per share NAV would equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the SDAI or the prices of any particular group of Futures Contracts. USAG did not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it was not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Agriculture-Related Investments (as defined below). The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SHIM and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the SDAI are traded on ICE Future US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The SDAI is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.” The relative weighting of the Benchmark Component Agriculture Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Agriculture Futures Contracts developed by SHIM.

USAG sought to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG would invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG invested to the fullest extent possible in exchange-traded futures contracts, USAG could then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, as well as metals included in the SDAI, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.” USAG’s shares began trading on April 13, 2012 and ceased trading on September 7, 2018. As of September 30, 2018, USAG had liquidated all its assets and distributed cash pro rata to all remaining shareholders.

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

Other Commodity-Related Investments and Other Copper-Related Investments are referred to throughout these Notes to Condensed Financial Statements collectively as “Other Related Investments.”

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the nine months ended September 30, 2018 and 2017, none of the Trust Series incurred any registration fees or other offering expenses.

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

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF pays certain expenses normally borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s and USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2018, USCF waived $34,672 of expenses for CPER and $26,584 of expenses for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

Brokerage and Futures Commission Merchant Agreements

On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). In addition, the Trust on behalf of each of USCI and CPER entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets, LLC (“RBC”), in June of 2018. Each of RBC and WFS are referred to as a “Futures Commissions Merchant” or “FCM.” Each of the Trust's FCM agreements require the FCM to provide services to the applicable Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for the applicable Trust Series' account. In accordance with each agreement, the FCM charges the applicable Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Total commissions accrued to brokers	$437,602	$441,006
Total commissions as annualized percentage of average total net assets	0.10%	0.11%
Commissions accrued as a result of rebalancing	$410,416	$421,225
Percentage of commissions accrued as a result of rebalancing	93.79%	95.51%
Commissions accrued as a result of creation and redemption activity	$27,186	$19,781
Percentage of commissions accrued as a result of creation and redemption activity	6.21%	4.49%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a lower number of contracts held and traded.

CPER

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Total commissions accrued to brokers	$4,753	$4,144
Total commissions as annualized percentage of average total net assets	0.05%	0.05%
Commissions accrued as a result of rebalancing	$3,806	$3,214
Percentage of commissions accrued as a result of rebalancing	80.08%	77.56%
Commissions accrued as a result of creation and redemption activity	$947	$930
Percentage of commissions accrued as a result of creation and redemption activity	19.92%	22.44%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a higher number of contracts held and traded.

USAG

	For the nine months ended September 30, 2018 (In Liquidation)*	For the nine months ended September 30, 2017
Total commissions accrued to brokers	$1,498	$1,513
Total commissions as annualized percentage of average total net assets	0.13%	0.11%
Commissions accrued as a result of rebalancing	$1,498	$1,513
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

* USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a lower number of contracts held and traded.

SummerHaven Agreements

USCF is party to an Amended and Restated Advisory Agreement, dated as of May 1, 2018, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to USCF with respect to the Applicable Index for each Trust Series and investment decisions for each Trust Series. SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Applicable Index for each Trust Series, anticipated changes to each Applicable Index and the nature of each Applicable Index’s current or anticipated component securities. For these services, USCF pays SummerHaven a fee based on a percentage of the average total net assets of each Trust Series. Prior to May 1, 2018, for USCI, the fee was equal to the percentage fees paid to USCF minus 0.14%, with that result multiplied by 0.5, minus 0.06% to arrive at the actual fee paid. Prior to May 1, 2018, for CPER and USAG, the fee was equal to the percentage fees paid to USCF minus 0.18%, with that result multiplied by 0.5, minus 0.6% to arrive at the actual fee paid. USCF and SummerHaven amended and restated the existing Advisory Agreement effective as of May 1, 2018. As of May 1, 2018, USCF pays SummerHaven an annual fee of $15,000 per each Trust Series as well as an annual fee of 0.06% of the average daily total net assets of each Trust Series.

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

All of the futures contracts held by each Trust Series through September 30, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series' cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2018, USCI and CPER held investments in money market funds in the amounts of $32,450,000 and $455,000, respectively. As of December 31, 2017, USCI and CPER held investments in money market funds in the amounts of $9,000,000 and $990,000, respectively. Each Trust Series also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2018 and December 31, 2017, USCI held cash deposits and investments in Treasuries in the amounts of $571,723,238 and $488,389,644, respectively, with the custodian and FCMs. As of September 30, 2018 and December 31, 2017, CPER held cash deposits and investments in Treasuries in the amounts of $11,236,707 and $9,107,982, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series' custodian and/or FCMs cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the nine months ended September 30, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the nine months ended September 30, 2018 (Unaudited)	For the nine months ended September 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$42.48	$40.02
Total income (loss)	0.31	0.36
Total expenses	(0.33)	(0.30)
Net increase (decrease) in net asset value	(0.02)	0.06
Net asset value, end of period	$42.46	$40.08

Total Return	(0.05)%	0.15%

Ratios to Average Net Assets
Total income (loss)	(0.01)%	0.43%
Management fees*	0.80%**	0.80%**
Total expenses excluding management fees*	0.23%	0.23%
Expenses waived*	— %**	— %**
Net expenses excluding management fees*	0.23%	0.23%
Net income (loss)	(0.78)%	(0.34)%

*	Annualized.
**	Effective January 1, 2016 USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.

CPER

	For the nine months ended September 30, 2018 (Unaudited)		For the nine months ended September 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$21.05		$16.36
Total income (loss)	(3.34)		2.71
Net expenses	(0.11)		(0.10)
Net increase (decrease) in net asset value	(3.45)		2.61
Net asset value, end of period	$17.60		$18.97

Total Return	(16.39)%		15.95%

Ratios to Average Net Assets
Total income (loss)	(17.85)%		12.26%
Management fees*	0.65	%**	0.65	%**
Total expenses excluding management fees*	0.53%		0.59%
Expenses waived*	(0.38	)%**†	(0.44	)%**†
Net expenses excluding management fees*	0.15%		0.15%
Net income (loss)	(18.45)%		11.66%

*	Annualized.
**	Effective January 1, 2016 USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.
†	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

USAG

	For the nine months ended September 30, 2018 (In Liquidation)*		For the nine months ended September 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$17.51		$19.01
Total income (loss)	(1.62)		(1.38)
Net expenses	(0.10)		(0.11)
Net increase (decrease) in net asset value	(1.72)		(1.49)
Net asset value, end of period	$15.79	**	$17.52

Total Return	(9.82)%		(7.84)%

Ratios to Average Net Assets
Total income (loss)	(9.43)%		(7.33)%
Management fees***	0.65	%****	0.65	%****
Total expenses excluding management fees***	2.44%		2.77%
Expenses waived***	(2.29	)%****†	(2.62	)%****†
Net expenses excluding management fees***	0.15%		0.15%
Net income (loss)	(9.98)%		(7.93)%

*	USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.
**	Net asset value as of September 6, 2018.
***	Annualized.
****	Effective January 1, 2016 USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.
†	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

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

The following table summarizes the valuation of USCI’s securities at September 30, 2018 using the fair value hierarchy:

At September 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$590,564,162	$590,564,162	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	185,061	185,061	—	—
United States Contracts	(4,820,041)	(4,820,041)	—	—

During the nine months ended September 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$441,986,578	$441,986,578	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	1,609,317	1,609,317	—	—
United States Contracts	5,263,653	5,263,653	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at September 30, 2018 using the fair value hierarchy:

At September 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$9,064,027	$9,064,027	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(255,050)	(255,050)	—	—

During the nine months ended September 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$9,590,067	$9,590,067	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	881,938	881,938	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

As noted above, as of the filing of this quarterly report on Form 10-Q, USAG is no longer issuing shares and has liquidated and distributed all proceeds to shareholders. As a result, there is no information available as of September 30, 2018.

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(4,634,980)	$6,872,970

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(255,050)	$881,938

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2018 (In Liquidation)*	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$—	$(1,125)

* USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the nine months ended September 30, 2018		For the nine months ended September 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$4,164,490		$(4,363,021)

	Change in unrealized gain (loss) on open positions		$(11,507,950)		$3,901,993

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the nine months ended September 30, 2018		For the nine months ended September 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(1,161,000)		$638,588

	Change in unrealized gain (loss) on open positions		$(1,136,988)		$638,138

The Effect of Derivative Instruments on the Condensed Statements of Operations of USAG

		For the nine months ended September 30, 2018 (In Liquidation)*		For the nine months ended September 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(181,039)		$(185,566)

	Change in unrealized gain (loss) on open positions		$1,125		$38,129

* USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

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

Introduction

The United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”) are each a commodity pool that issues shares representing fractional undivided beneficial interests in USCI and CPER, respectively (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI, CPER and USAG are collectively referred to herein as the “Trust Series.” In addition, a new series of the Trust, the USCF Canadian Crude Oil Index Fund (“UCCO”) was formed on June 1, 2016. UCCO is currently in registration and has not commenced operations as of the filing of this quarterly report on Form 10-Q. The Trust Series and UCCO are series of the Trust, a Delaware statutory trust formed on December 21, 2009. The Trust and each of its series operate pursuant to the Trust’s Fourth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated December 15, 2017. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each of its series are managed and controlled by United States Commodity Funds LLC (“USCF”).

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

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its’ per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on a specified day near the end of each month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in short-term obligations of the United States government (“Treasuries”) or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts). As of September 30, 2018, USCI held 3,190 Futures Contracts on the NYMEX, 4,177 Futures Contracts on the ICE Futures, 1,590 Futures Contracts on the CBOT, 2,414 Futures Contracts on the CME, 4,588 Futures Contracts on the LME and 356 Futures Contracts on the COMEX, totaling 16,315 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.” As of September 30, 2018, CPER held 163 Futures Contracts on the COMEX.

United States Agriculture Index Fund

USAG invested in Futures Contracts for commodities traded on the ICE Futures US, the ICE Futures Canada, the CBOT, the CME and the Kansas City Board of Trade (“KCBT”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Agriculture-Related Investments (as defined below). Market conditions that USCF anticipated could cause USAG to invest in Other Agriculture-Related Investments would be those that allowed USAG to obtain greater liquidity or to execute transactions with more favorable pricing.

The investment objective of USAG was for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”), less USAG’s expenses. USCF’s intention was not to operate USAG in a fashion such that its per share NAV would equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the SDAI or the prices of any particular group of Agriculture Futures Contracts. The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SHIM and calculated and published by the NYSE Arca comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.”

USAG sought to achieve its investment objective by investing to the fullest extent possible in Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG would invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts, if one or more Eligible Agriculture Futures Contracts was not available. When USAG had invested to the fullest extent possible in exchange-traded futures contracts, USAG could then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts and other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, are collectively referred to as “Other Agriculture-Related Investments,” and together with Benchmark Component Agriculture Futures Contracts and other Eligible Agriculture Futures Contracts, “Agriculture Interests.”

On August 7, 2018, the board of directors of USCF determined that USAG could not continue its business and operations in an economically efficient manner due to USAG’s inability to attract sufficient assets, thereby hindering its ability to operate efficiently. On that date, the Board of Directors of USCF also authorized and approved the closing and liquidation of USAG together with a plan of liquidation for USAG. The Trust filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit a press release and the USAG plan of liquidation. USAG also filed a prospectus supplement with the SEC dated August 8, 2018 that is available on USCF’s website at www.uscfinvestments.com.

On September 6, 2018, USAG began the process of liquidating its portfolio. As a of the close of regular trading on the NYSE Arca on September 6, 2018, USAG ceased accepting orders for Creation Baskets and Redemption Baskets from authorized participants. Trading in the shares of USAG on the NYSE Arca was suspended prior to the open of the market on September 7, 2018. On September 7, 2018, the Trust, on behalf of USAG, filed a post-effective amendment to the registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to terminate the offering of registered and unsold shares of USAG and, thereafter, the NYSE Arca filed a Form 25 to effect the withdrawal of the listings for USAG’s shares. The liquidation date for USAG was September 12, 2018 and the proceeds of the liquidation were sent to all remaining shareholders of USAG on or about September 13, 2018.

Other Defined Terms

The SCI, together with the SDCI and SDAI, are referred to throughout this quarterly report on Form 10-Q collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts, Benchmark Component Copper Futures Contracts and Benchmark Component Agriculture Futures Contracts are referred to throughout this quarterly report on Form 10-Q collectively as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments and Other Copper-Related Investments are collectively referred to herein as “Other Related Investments.” Commodity Interests and Copper Interests are collectively referred to herein as “Applicable Interests” throughout this quarterly report on Form 10-Q.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of September 30, 2018, USCI held 3,190 Futures Contracts on the NYMEX, 4,177 Futures Contracts on the ICE Futures, 1,590 Futures Contracts on the CBOT, 2,414 Futures Contracts on the CME, 4,588 Futures Contracts on the LME and 356 Futures Contracts on the COMEX, totaling 16,315 futures contracts. As of September 30, 2018, CPER held 163 Futures Contracts on the COMEX. For the nine months ended September 30, 2018, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the nine months ended September 30, 2018, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. Each of the Trust Series is not a Covered Swap Entity under the Final Margin Rules, but it is a financial end-user. Accordingly, each of the Trust Series is currently subject to the variation margin requirements of the Final Margin Rules. However, each of the Trust Series does not have material swaps exposure and, accordingly, will not be subject to the initial margin requirements of the Final Margin Rules.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if a Trust Series enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require each Trust Series to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by a Trust Series' FCM.

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

Commodity Markets

Commodity Futures Price Movements

Nine months Ended September 30, 2018

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward trend during the nine months ended September 30, 2018. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	1.01%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	11.84%
Bloomberg Commodity Index Total Return(2)	(2.03)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	8.71%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2017 was $1,364.38. As of September 30, 2018, the value of the SDCI was $1,378.11, up approximately 1.01% over the nine months ended September 30, 2018.

The return of approximately 1.01% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $42.48 and ended the period at $42.46 on September 30, 2018, a decrease of approximately (0.05)% over the period. USCI’s per share NAV reached its high for the period on May 22, 2018 at $45.23 and reached its low for the period on August 15, 2018 at $40.64. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USCI's per share NAV.

Copper Markets

Copper Futures Price Movements

Nine months Ended September 30, 2018

As measured by the two major copper indexes, copper futures prices exhibited a mostly downward trend during the nine months ended September 30, 2018. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM (“SCI”)(1)	(15.81)%
Bloomberg Copper Subindex Total Return(2)	(16.04)%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2017 was $1,069.01. As of September 30, 2018, the value of the SCI was $900.05, down approximately (15.81)% over the nine months ended September 30, 2018.

The return of approximately (15.81)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $21.05 and ended the period at $17.60 on September 30, 2018, a decrease of approximately (16.39)% over the period. CPER’s per share NAV reached its high for the period on June 8, 2018 at $20.93 and reached its low for the period on August 15, 2018 at $16.19. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect CPER's per share NAV.

Agriculture Markets

Agriculture Futures Price Movements

Nine months Ended September 30, 2018 (In Liquidation)*

As measured by the three major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a mostly downward trend during the nine months ended September 30, 2018. The table below compares the total returns of the SDAI to the two major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM (“SDAI”)(1)	(8.85)%
Bloomberg Agriculture Subindex Total ReturnSM(2)	(10.92)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(11.92)%

(1)	The inception date for the SummerHaven Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDAI as of December 31, 2017 was $253.46. As of September 30, 2018, the value of the SDAI was $231.02, down approximately (8.85)% over the nine months ended September 30, 2018.

The return of approximately (8.85)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the period at $17.51 and ended the period at $15.79 on September 6, 2018, a decrease of approximately (9.82)% over the period. USAG’s per share NAV reached its high for the period on March 5, 2018 at $18.23 and reached its low for the period on August 30, 2018 at $15.65. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USAG's per share NAV.

* USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of September 30, 2018, USCI had issued 35,050,000 shares, 14,100,000 of which were outstanding. As of September 30, 2018, there were 14,950,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USAG and CPER were designated as two additional series of the Trust. Following the designation of the additional series, an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. USCF redeemed all Sponsor Shares of USAG on September 7, 2018. On September 7, 2018, at the close of markets, USAG ceased all trading and all of USAG’s assets were liquidated on September 12, 2018.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of September 30, 2018, CPER had issued 1,650,000 shares, 650,000 of which were outstanding. As of September 30, 2018, there were 28,350,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

Since its initial offering of 20,000,000 shares, USAG had not registered any subsequent offerings of its shares. As noted above, as of the filing of this quarterly report on Form 10-Q, USAG is no longer issuing shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2018, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

USCI

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Average daily total net assets	$593,256,647	$525,963,966
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$7,285,372	$2,703,656
Annualized yield based on average daily total net assets	1.64%	0.69%
Management fee	$3,549,788	$3,147,138
Total fees and other expenses excluding management fees	$1,017,174	$895,343
Total commissions accrued to brokers	$437,602	$441,006
Total commissions as annualized percentage of average total net assets	0.10%	0.11%
Commissions accrued as a result of rebalancing	$410,416	$421,225
Percentage of commissions accrued as a result of rebalancing	93.79%	95.51%
Commissions accrued as a result of creation and redemption activity	$27,186	$19,781
Percentage of commissions accrued as a result of creation and redemption activity	6.21%	4.49%

Portfolio Expenses. USCI’s expenses include investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USCI pays to USCF is calculated as a percentage of the total net assets of USCI. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 was due primarily to USCI’s larger size as measured by total net assets.

The decrease in USCI's total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a lower average commission cost per contracts traded.

CPER

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Average daily total net assets	$12,046,650	$10,908,068
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$142,980	$57,244
Annualized yield based on average daily total net assets	1.59%	0.70%
Management fee	$58,566	$53,031
Total fees and other expenses excluding management fees	$48,187	$47,819
Total amount of the expense waiver	$34,672	$35,579
Expenses before allowance for the expense waiver	$106,753	$100,850
Expenses after allowance for the expense waiver	$72,081	$65,271
Total commissions accrued to brokers	$4,753	$4,144
Total commissions as annualized percentage of average total net assets	0.05%	0.05%
Commissions accrued as a result of rebalancing	$3,806	$3,214
Percentage of commissions accrued as a result of rebalancing	80.08%	77.56%
Commissions accrued as a result of creation and redemption activity	$947	$930
Percentage of commissions accrued as a result of creation and redemption activity	19.92%	22.44%

Portfolio Expenses. CPER’s expenses include investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that CPER pays to USCF is calculated as a percentage of the total net assets of CPER. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 was due primarily to CPER’s larger size as measured by total net assets.

The increase in CPER's total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a higher number of contracts traded.

USAG

	For the nine months ended September 30, 2018 (In Liquidation)*	For the nine months ended September 30, 2017
Average daily total net assets	$1,717,867	$1,879,142
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$18,233	$9,123
Annualized yield based on average daily total net assets	1.56%	0.65%
Management fee	$7,617	$9,136
Total fees and other expenses excluding management fees	$28,560	$38,985
Total amount of the expense waiver	$26,584	$36,825
Expenses before allowance for the expense waiver	$36,177	$48,121
Expenses after allowance for the expense waiver	$9,593	$11,296
Total commissions accrued to brokers	$1,498	$1,513
Total commissions as annualized percentage of average total net assets	0.13%	0.11%
Commissions accrued as a result of rebalancing	$1,498	$1,513
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

* USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

Portfolio Expenses. USAG’s expenses consisted of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USAG paid to USCF was calculated as a percentage of the total net assets of USAG. The fee was accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 was due primarily to USAG’s smaller size as measured by total net assets.

The decrease in USAG's total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a lower number of contracts traded.

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

USCI

	For the three months ended September 30, 2018	For the three months ended September 30, 2017
Average daily total net assets	$621,818,611	$485,319,714
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,030,391	$1,123,783
Annualized yield based on average daily total net assets	1.93%	0.92%
Management fee	$1,253,859	$978,618
Total fees and other expenses excluding management fees	$385,638	$207,498
Total commissions accrued to brokers	$183,246	$89,000
Total commissions as annualized percentage of average total net assets	0.12%	0.07%
Commissions accrued as a result of rebalancing	$174,545	$87,196
Percentage of commissions accrued as a result of rebalancing	95.25%	97.97%
Commissions accrued as a result of creation and redemption activity	$8,701	$1,804
Percentage of commissions accrued as a result of creation and redemption activity	4.75%	2.03%

Portfolio Expenses. USCI’s expenses include investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USCI pays to USCF is calculated as a percentage of the total net assets of USCI. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 was due primarily to USCI’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was due primarily to a higher number of contracts traded.

CPER

	For the three months ended September 30, 2018	For the three months ended September 30, 2017
Average daily total net assets	$10,904,436	$9,597,094
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$51,170	$21,584
Annualized yield based on average daily total net assets	1.86%	0.89%
Management fee	$17,865	$15,723
Total fees and other expenses excluding management fees	$19,596	$14,122
Total amount of the expense waiver	$15,472	$10,493
Expenses before allowance for the expense waiver	$37,461	$29,845
Expenses after allowance for the expense waiver	$21,989	$19,352
Total commissions accrued to brokers	$1,747	$564
Total commissions as annualized percentage of average total net assets	0.06%	0.02%
Commissions accrued as a result of rebalancing	$1,475	$314
Percentage of commissions accrued as a result of rebalancing	84.43%	55.67%
Commissions accrued as a result of creation and redemption activity	$272	$250
Percentage of commissions accrued as a result of creation and redemption activity	15.57%	44.33%

Portfolio Expenses. CPER’s expenses include investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that CPER pays to USCF is calculated as a percentage of the total net assets of CPER. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 was due primarily to CPER’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was due primarily to a higher number of contracts traded.

USAG

	For the three months ended September 30, 2018 (In Liquidation)*	For the three months ended September 30, 2017
Average daily total net assets	$1,621,568	$1,821,366
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$5,131	$4,060
Annualized yield based on average daily total net assets	1.70%	0.88%
Management fee	$1,963	$2,984
Total fees and other expenses excluding management fees	$6,829	$14,997
Total amount of the expense waiver	$6,160	$14,271
Expenses before allowance for the expense waiver	$8,792	$17,981
Expenses after allowance for the expense waiver	$2,632	$3,710
Total commissions accrued to brokers	$533	$575
Total commissions as annualized percentage of average total net assets	0.18%	0.13%
Commissions accrued as a result of rebalancing	$533	$575
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%

* USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

Portfolio Expenses. USAG’s expenses included investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USAG paid to USCF was calculated as a percentage of the total net assets of USAG. The fee was accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 was due primarily to USAG’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was due primarily to a lower number of contracts traded and shorter quarter due to fund liquidation on September 12, 2018.

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

USCI

For the 30-valuation days ended September 30, 2018, the simple average daily change in the SDCI was 0.109%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.105%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was 1.48%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. On a daily basis, USCI is tracking very close to its benchmark.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to September 30, 2018, the simple average daily change in the SDCI was 0.001%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.005)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.67)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended September 30, 2018. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended September 30, 2018.

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

For the nine months ended September 30, 2018, the actual total return of USCI as measured by changes in its per share NAV was (0.05)%. This is based on an initial per share NAV of $42.48 as of December 31, 2017 and an ending per share NAV as of September 30, 2018 of $42.46. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $42.91 as of September 30, 2018, for a total return over the relevant time period of 1.01%. The difference between the actual per share NAV total return of USCI of (0.05)% and the expected total return based on the SDCI of 1.01% was an error over the time period of (1.06)%, which is to say that USCI’s actual total return underperformed the benchmark result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the nine months ended September 30, 2017, the actual total return of USCI as measured by changes in its per share NAV was 0.15%. This was based on an initial per share NAV of $40.02 as of December 31, 2016 and an ending per share NAV as of September 30, 2017 of $40.08. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $40.65 as of September 30, 2017, for a total return over the relevant time period of 1.57%. The difference between the actual per share NAV total return of USCI of 0.15% and the expected total return based on the SDCI of 1.57% was an error over the time period of (1.42)%, which is to say that USCI’s actual total return underperformed the benchmark result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended September 30, 2018, the simple average daily change in the SCI was 0.203%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.222%. The average daily difference was 0.019% (or 1.9 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was 4.88%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. Large tracking variances can occur when there is a tiny movement in the benchmark resulting in magnification of small differences.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to September 30, 2018, the simple average daily change in the SCI was (0.008)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.012)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.06)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended September 30, 2018. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended September 30, 2018.

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

For the nine months ended September 30, 2018, the actual total return of CPER as measured by changes in its per share NAV was (16.39)%. This is based on an initial per share NAV of $21.05 as of December 31, 2017 and an ending per share NAV as of September 30, 2018 of $17.60. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.72 as of September 30, 2018, for a total return over the relevant time period of (15.82)%. The difference between the actual per share NAV total return of CPER of (16.39)% and the expected total return based on the SCI of (15.82)% was an error over the time period of (0.57)%, which is to say that CPER’s actual total return underperformed the benchmark result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the nine months ended September 30, 2017, the actual total return of CPER as measured by changes in its per share NAV was 15.95%. This was based on an initial per share NAV of $16.36 as of December 31, 2016 and an ending per share NAV as of September 30, 2017 of $18.97. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $19.25 as of September 30, 2017, for a total return over the relevant time period of 17.67%. The difference between the actual per share NAV total return of CPER of 15.95% and the expected total return based on the SCI of 17.67% was an error over the time period of (1.72)%, which is to say that CPER’s actual total return underperformed the benchmark result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI.

USAG

As noted above, as of the filing of this quarterly report on Form 10-Q, USAG is no longer issuing shares and has liquidated and distributed all proceeds to shareholders. As a result, there is no performance information available as of September 30, 2018.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series' ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series' attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2018. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series' NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to outperform its benchmark until such a time when interest earned at least equals or declines below the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index's total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2018. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2018. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2018. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2018. During the nine months ended September 30, 2018, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2018, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of September 30, 2018.

SDCI Commodity Weights

as of September 30, 2018

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2008 through September 30, 2018.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from January 1, 2008 through September 30, 2018 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period

from January 1, 2008 through September 30, 2018

Year	Ending Level*	Annual Return
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018 (YTD)	1,378.11	1.01%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2008-9/30/2018 YTD)

Source: Summerhaven Index Management, Bloomberg

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period from December 31, 1997 through September 30, 2018
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI
Total return	14.06%	(6.53)%	212.08%	512.44%
Average annualized return (total)	2.55%	3.66%	8.32%	10.92%
Annualized volatility	16.03%	22.37%	18.44%	14.70%
Annualized Sharpe ratio	0.03	0.07	0.34	0.58

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through September 30, 2018 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2018; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between September 30, 2008 and September 30, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2008-9/30/2018)

Source: SHIM, Bloomberg

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a 5 year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2013-9/30/2018)

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of September 30, 2018.

SCI Commodity Weights

as of September 30, 2018

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2008 through September 30, 2018.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the SCI would have performed from January 1, 2008 through September 30, 2018 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2008 through September 30, 2018

Year	Ending Level*	Annual Return
2008	497.18	(53.06)%
2009	1,153.12	131.93%
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018 (YTD)	900.05	(15.81)%

*	The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2008-9/30/2018 YTD)

Source: Summerhaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through September 30, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period from December 31, 1997 through September 30, 2018
	BCOM HG TR	Spot Copper (less storage)	SCI TR
Total return	281.76%	101.20%	474.74%
Average annualized return (total)	12.57%	9.01%	15.14%
Annualized volatility	26.34%	25.42%	25.78%
Annualized Sharpe ratio	0.40	0.27	0.50

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through September 30, 2018 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2018; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between September 30, 2008 and September 30, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (9/30/2008-9/30/2018)

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

Cost, and the Hypothetical Returns of the SCI TR (9/30/2013-9/30/2018)

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

Fund Ceased Operation

No performance information is provided on the SDAI as of September 30, 2018 since USAG ceased operations prior to the filing of this quarterly report on Form 10-Q and accordingly, ceased to invest in the Benchmark Component Agriculture Futures Contract and to track the SDAI.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series' NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2018, the Trust Series' expenses did not exceed the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series' investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2018, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

Prior to the initial offering of each Trust Series, all payments with respect to each Trust Series’ expenses are paid by USCF. None of the Trust Series has an obligation or intention to refund such payments made by USCF. USCF is under no obligation to pay any Trust Series’ future expenses. Since the initial offering of shares, each Trust Series has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (iv) other expenses, including tax reporting costs, (v) the fees of the Trustee in connection with its services as Delaware trustee of the Trust, fees and expenses of the independent directors of USCF and (vi) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of the Trust Series' Marketing Agent, Administrator and Custodian, the trading advisory and licensing fees of SummerHaven and offering expenses relating to the initial offering of shares of each Trust Series. If USCF and each Trust Series are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, one or more of the Trust Series could terminate and investors may lose all or part of their investment.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series' assets with their other assets. In addition, the CFTC requires futures commission merchants to hold in a secure account a Trust Series' assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2018, the only foreign exchange on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. During the nine months ended September 30, 2018, CPER did not make investments on any foreign exchanges. Such Futures Contracts are denominated in Canadian dollars and U.S. dollars.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2018, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $604,173,238 and $11,691,707, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCMs, as applicable, may be subject to loss should the Trust Series' custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2018, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of September 30, 2018 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2018, FCM fees were approximately 0.10% of average daily total net assets for USCI, approximately 0.05% of average daily total net assets for CPER, and approximately 0.13% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust.

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

As of September 30, 2018, USCI's portfolio consisted of 16,315 Futures Contracts traded on the Futures Exchanges and CPER's portfolio consisted of 163 Futures Contracts traded on the COMEX. For a list of each of USCI's and CPER's current holdings, please see www.uscfinvestments.com. See “Schedule of Investments” for a complete list of Futures Contracts held by each of USCI and CPER during the nine months ended September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

USCI and CPER are, and USAG previously was, exposed to commodity price risk. In particular, each Trust Series is exposed to commodity risk of the commodities that comprise the Applicable Index for such Trust Series through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that each Trust Series holds in its portfolio, as described in “Contractual Obligations" under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" above, are expected to directly affect the value of the Trust Series.

OTC Contract Risk

USCI and CPER, and previously, USAG, may purchase OTC Commodity-Related Interests, Agriculture-Related Interests and Copper-Related Interests, such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

A Trust Series assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC contract pursuant to guidelines approved by USCF’s board of directors (the "Board"). Furthermore, USCF on behalf of a Trust Series only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. A Trust Series will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the nine month reporting period ended September 30, 2018, no Trust Series had any OTC activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 37 baskets (comprising 1,850,000 shares) during the third quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/18 to 7/31/18	600,000	$42.08
8/1/18 to 8/31/18	1,100,000	$41.61
9/1/18 to 9/30/18	150,000	$41.77
Total	1,850,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 2 baskets (comprising 100,000 shares) during the third quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/18 to 7/31/18	—	NA
8/1/18 to 8/31/18	100,000	$17.27
9/1/18 to 9/30/18	—	NA
Total	100,000

(e)	USAG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USAG redeemed 2 baskets (comprising 100,000 shares) during the third quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/18 to 7/31/18	—	NA
8/1/18 to 8/31/18	—	NA
9/1/18 to 9/30/18	100,000	$15.79
Total	100,000

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

Date: November 8, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2018

