Form 10-K
period 2018-12-31
United States Commodity Index Funds Trust
filed 2019-02-28
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒     Yes     ☐     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒     Yes     ☐     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐     Yes     ☒     No

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2018 and the number of outstanding shares of each series of the registrant as of February 26, 2019 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2018	Number of Outstanding Shares as of February 26, 2019
United States Commodity Index Fund	$688,589,781	11,850,000
United States Copper Index Fund	10,289,752	600,000
United States Agriculture Index Fund*	1,622,919	NA
Total	$700,502,452	12,450,000

* USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I

Item 1. Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into four separate series (each series, other than UCCO (defined below), a “Trust Series” and collectively, the “Trust Series”). As of December 31, 2018, the Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012. In addition, a fourth series of the Trust, the USCF Canadian Crude Oil Index Fund (“UCCO”) was formed on June 1, 2016. UCCO was in registration and had not commenced operations as of the filing of this annual report on Form 10-K. UCCO filed to withdraw from registration on December 19, 2018.

On August 7, 2018, the Board of Directors of USCF determined that USAG could not continue its business and operations in an economically efficient manner due to USAG’s inability to attract sufficient assets, thereby hindering its ability to operate efficiently. On that date, the Board of Directors of USCF also authorized and approved the closing and liquidation of USAG together with a plan of liquidation for USAG. The Trust filed a current report on Form 8-K dated August 8, 2018 with the U.S. Securities and Exchange Commission (the “SEC”) that included, as an exhibit a press release and the USAG plan of liquidation. USAG also filed a prospectus supplement with the SEC dated August 8, 2018.

On September 6, 2018, USAG began the process of liquidating its portfolio. As a of the close of regular trading on the NYSE Arca on September 6, 2018, USAG ceased accepting orders for Creation Baskets and Redemption Baskets from authorized participants. Trading in the shares of USAG on the NYSE Arca was suspended prior to the open of the market on September 7, 2018. On September 7, 2018, the Trust, on behalf of USAG, filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of USAG and, thereafter, the NYSE Arca filed a Form 25 to effect the withdrawal of the listing for USAG’s shares. The liquidation date for USAG was September 12, 2018 and the proceeds of the liquidation were sent to all remaining shareholders of USAG on or about September 13, 2018.

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

Given the closing and liquidation of USAG as described above, all of the forward-looking statements, strategy, trading, risk factors, marketing, operational and other information, as it relates to USAG, set forth in this Annual Report on Form 10-K (the “Annual Report”), to the extent that such information refers to future operations, is no longer effective. USAG has ceased doing business and dissolved, except to the extent necessary to wind down USAG.

The Trust and Trust Series maintain their main business offices at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCI and CPER each issues shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”). The Trust and each Trust Series operate pursuant to the terms of the Trust’s Fourth Amended and Restated Declaration of Trust and Trust Agreement dated as of December 15, 2017 as amended from time to time, (the “Trust Agreement”), which grants full management control to their sponsor, United States Commodity Funds LLC (“USCF”).

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), plus interest earned on USCI’s collateral holdings, less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by Bloomberg, L.P. (“Bloomberg”). USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Component Futures Contracts, but may fail to closely track the SDCI’s total return movements.

USCI seeks to achieve its investment objective by investing in Futures Contracts and Other Commodity-Related Investments such that daily changes in its’ per share NAV closely track the daily changes in the price of the SDCI. USCI’s positions in Commodity Interests are rebalanced on a monthly basis in order to track the changing nature of the SDCI. If Futures Contracts relating to a particular commodity remain in the SDCI from one month to the next, such Futures Contracts are rebalanced to the 7.14% target weight. Specifically, on the Selection Date, which is the fifth business day before the end of the month (the “Selection Date”), it will be determined if a current Benchmark Component Futures Contract will be replaced by a new Futures Contract in either the same or different underlying commodity as a Benchmark Component Futures Contract for the following month, in which case USCI’s investments would have to be changed accordingly. In order that USCI’s trading does not unduly cause extraordinary market movements, and to make it more difficult for third parties to profit by trading based on market movements that could be expected from changes in the Benchmark Component Futures Contracts, USCI’s investments typically are not rebalanced entirely on a single day, but rather typically rebalanced over a period of four days. After fulfilling the margin and collateral requirements with respect to its Commodity Interests, USCF invests the remainder of USCI’s proceeds from the sale of shares in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

USCI’s shares began trading on August 10, 2010. As of December 31, 2018, USCI held 2,253 Futures Contracts on the NYMEX, 2,276 Futures Contracts on the ICE Futures, 4,037 Futures Contracts on the CBOT, 1,121 Futures Contracts on the CME, 5,819 Futures Contracts on the LME and 753 Futures Contracts on the COMEX.

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “SCI”), plus interest earned on CPER’s collateral holdings, less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts (as defined below) that comprise the SCI or the prices of any particular group of Futures Contracts. CPER will not seek to achieve a stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Copper-Related Investments (as defined below). The SCI is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts. The SCI is owned and maintained by SHIM and calculated and published by the NYSE Arca. The SCI is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.”

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

CPER’s shares began trading on November 15, 2011. As of December 31, 2018, CPER held 174 Futures Contracts on the COMEX.

USAG’s Investment Objective

The investment objective of USAG was for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”), plus interest earned on USAG’s collateral holdings, less USAG’s expenses. USCF did not intend to operate USAG in a fashion such that its per share NAV would equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the SDAI or the prices of any particular group of Futures Contracts. USAG did not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it was not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Agriculture-Related Investments (as defined below). The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SHIM and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the SDAI are traded on ICE Future US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The SDAI is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.” The relative weighting of the Benchmark Component Agriculture Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Agriculture Futures Contracts developed by SHIM.

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

USAG’s shares began trading on April 13, 2012 and ceased trading on September 7, 2018. As of December 31, 2018, USAG had liquidated all its assets and distributed cash pro rata to all remaining shareholders.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”) which is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”). Mr. Nicholas D. Gerber (discussed below), along with certain other family members and certain other shareholders, owns the majority of the shares of Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the USCF SummerHaven SHPEN Index Fund (“BUYN”), the USCF SummerHaven SHPEI Index Fund (“BUY”) and USCF SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”), each a series of the USCF ETF Trust, as well as the USCF Commodity Strategy Fund, a series of the USCF Mutual Funds Trust. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). USCF Advisers LLC was also the investment adviser for the Stock Split Index Fund (“TOFR”) and the USCF Restaurant Leaders Fund (“MENU”), each a series of the USCF ETF Trust, until October 2017 when both funds liquidated all of their assets and distributed cash pro rata to all remaining shareholders. The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

On August 7, 2018, the Board of Directors of USCF also authorized and approved the closing and liquidation for each of UHN and DNO together with a plan of liquidation for each of UHN and DNO. Each of UHN and DNO filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit, the press release, the applicable plan of liquidation, and a copy of the notice of required withdrawal from the limited partnership sent to shareholders. In addition, each of UHN and DNO filed a prospectus supplement with the SEC dated August 8, 2018.

The liquidation date for each of UHN and DNO was September 12, 2018 and the proceeds of the liquidation were sent to all remaining shareholders of UHN and DNO, respectively, on or about September 13, 2018, with a subsequent distribution of additional liquidation proceeds sent to UHN shareholders on or about September 18, 2018. Each of UHN and DNO also filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of UHN and DNO, respectively, and the NYSE Arca filed Forms 25 to effect the withdrawal of the listings for shares of each of UHN and DNO.

All funds listed previously, other than DNO, UHN and USAG, are referred to collectively herein as the “Related Public Funds.”

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in the Trust Series may call 1.800.920.0259 or visit www.uscfinvestments.com or the SEC website at www.sec.gov.

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

How USAG Seeks to Achieve Its Investment Objective. USAG sought to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG would invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG invested to the fullest extent possible in exchange-traded futures contracts, USAG could then invest in Other Agriculture-Related Investments. After fulfilling the collateral requirements with respect to its Agriculture Interests, USAG would invest the remainder of its proceeds from the sale of creation baskets in Treasuries or cash equivalents, and/or merely hold such assets in cash (generally in interest-bearing accounts).

The anticipated dates on which USCI and CPER’s positions in Applicable Interests will be rebalanced on a monthly basis are posted on such Trust Series’ website www.uscfinvestments.com, and are subject to change without notice.

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

A Trust Series’ total portfolio composition is disclosed on the applicable Trust Series’ website on each business day that the NYSE Arca is open for trading. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com. The website disclosure of portfolio holdings for each Trust Series is made daily and includes, as applicable, the name and value of each Applicable Benchmark Component Futures Contract, the specific types and values of Other Related Investments and characteristics of such Other Related Investments, the name and value of each Treasury and cash equivalent, and the amount of cash held in each Trust Series, as applicable. Each Trust Series’ website is publicly accessible at no charge. Each Trust Series’ assets used for margin and collateral are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

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

Agriculture Interests. The specific Agriculture Interests purchased depended various factors, including a judgment by USCF as to the appropriate diversification of USAG’s investments. USCF anticipated, particularly when USAG had lesser amounts of assets, made significant investments in Benchmark Component Agriculture Futures Contracts on ICE Futures US, ICE Futures Canada, CBOT, KCBT and the CME. In addition, for various reasons, including the ability to enter into the precise amount of exposure to the agricultural commodities market or due to market conditions regarding liquidity or pricing of differing futures contracts, it could invest in other exchange-traded futures contracts that are economically identical or substantially similar to, the Benchmark Component Agriculture Futures Contracts. USCF further anticipated that as USAG grew larger, due to position limits on futures contracts or other regulatory requirements limiting USAG’s holdings, and market conditions, it could also invest in Other Agriculture-Related Investments. To the extent that USAG invested in Other Agriculture-Related Investments, it would prioritize investments in contracts and instruments that were economically equivalent to the Benchmark Component Agriculture Futures Contracts. In considering the use of Other Agriculture-Related Investments, USCF anticipated that it would first make use of swaps that clear through derivatives clearing organizations that satisfy USAG’s criteria if such swaps are available with respect to the Benchmark Component Agriculture Futures Contracts or the agricultural commodity futures contracts included in the SDAI. Then, and to a lesser extent, it would invest in other types of contracts, instruments and swaps, including uncleared swaps in the OTC market. If USAG was required by law or regulation, or by one of its regulators, including ICE Futures US, ICE Futures Canada, CBOT, KCBT or the CME, to reduce its position in one or more Benchmark Component Agriculture Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictated it would be more appropriate to invest in Other Agriculture-Related Investments, a substantial portion of the USAG’s assets could be invested in accordance with such priority in Other Agriculture-Related Investments that are intended to replicate the return on the SDAI or particular Benchmark Component Agriculture Futures Contracts. As the USAG’s assets reached higher levels, USAG was more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Agriculture-Related Investments at such higher levels. In addition, market conditions that USCF anticipated could cause USAG to invest in Other Agriculture-Related Investments would be those that allowed USAG to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business- Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on USAG’s ability to invest in OTC transactions and cleared swaps.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2018, USCI held 2,253 Futures Contracts on the NYMEX, 2,276 Futures Contracts on the ICE Futures, 4,037 Futures Contracts on the CBOT, 1,121 Futures Contracts on the CME, 5,819 Futures Contracts on the LME and 753 Futures Contracts on the COMEX. CPER held 174 Futures Contracts on the COMEX. As of December 31, 2018, USAG had liquidated all its assets and distributed cash pro rata to all remaining shareholders. No Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2018, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series. See "The Commodity Interest Markets-Commodities Regulation" in this annual report on Form 10-K for additional information.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of December 31, 2018.

SDCI Commodity Weights as of December 31, 2018

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of December 31, 2018.

SCI Commodity Weights as of December 31, 2018

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

SDAI Commodity Weights as of December 31, 2018

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

Fund Ceased Operation

No performance information is provided on the SDAI as of December 31, 2018 since USAG ceased operations prior to the filing of this annual report on Form 10-K and accordingly, ceased to invest in the Benchmark Component Agriculture Futures Contract and to track the SDAI.

Rebalancing Period

During the Rebalancing Period, existing positions are replaced by new positions based on the signals used for contract selection as outlined above. At the end of the first day of the Rebalancing Period, the signals are observed and on the second day a new portfolio is constructed that is equally weighted in terms of notional positions in the newly selected contracts.

2019 Holiday Schedule for All Applicable Indices

None of the Applicable Indices will be computed on the following weekdays in 2019:

January	1
January	21
February	18
April	19
May	27
July	4
September	2
November	28
December	25

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

During the 12 month reporting period ended December 31, 2018, each Trust Series limited its derivatives activities to Futures Contracts.

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

On June 25, 2018, the Trust on behalf of USCI and CPER entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as the futures commission merchant (“FCM”) for USCI and CPER. This agreement requires RBC Capital to provide services to USCI and CPER, in connection with the purchase and sale of Oil Futures Contracts and Other Commodity-Related Investments for USCI and Futures Contracts and other Copper-Related Investments for CPER, in each case that may be purchased or sold by or through RBC Capital for USCI’s or CPER’s account, as applicable. For the period June 25, 2018 and after, USCI and CPER pay RBC Capital commissions for executing and clearing trades on their behalf.

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661. As of June 25, 2019, RBC Capital became the primary futures clearing broker for USCI and CPER. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

RBC Capital is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of RBC Capital’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC Capital with respect to issues raised in various investigations. RBC Capital complies fully with its regulators in all investigations being conducted and in all settlements it reaches. In addition, RBC Capital is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. RBC Capital complies fully with all settlements it reaches and all orders, awards and judgments made against it.

RBC Capital has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation including those described below, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. RBC Capital is also involved, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding RBC Capital’s business, including among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

RBC Capital contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC Capital cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, RBC Capital believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC Capital.

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Exchange”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the Panel found that the manner in which the trades occurred violated the Exchange’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine.

On June 18, 2015, in connection with the Municipalities Continuing Disclosure Cooperation initiative of the SEC, the SEC commenced and settled an administrative proceeding against RBC Capital for willful violations of Sections 17(a)(2) of the Securities Act of 1933, as amended (“1933 Act”) after the firm self-reported instances in which it conducted inadequate due diligence in certain municipal securities offerings and as a result, failed to form a reasonable basis for believing the truthfulness of certain material representations in official statements issued in connection with those offerings. RBC Capital paid a fine of $500,000.

RBC Capital and certain affiliates were named as defendants in a lawsuit relating to their role in transactions involving investments made by a number of Wisconsin school districts in certain collateralized debt obligations. These transactions were also the subject of a regulatory investigation, which was resolved in 2011. RBC Capital reached a final settlement with all parties in the civil litigation, and the civil action against RBC Capital was dismissed with prejudice on December 6, 2016.

Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada in the U.S., Canada and Israel. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in foreign exchange trading. Various regulators are also conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s pending settlement with class plaintiffs. Certain institutional plaintiffs opted out of participating in the settlement and have brought their own claims. The Canadian class actions, one other U.S. action that is purportedly brought on behalf of different classes of plaintiffs, and an action filed in Israel remain pending. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

On April 13, 2015, RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (RBC Bahamas), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting the company and the other defendants and on June 29, 2018, the French appellate court affirmed the acquittals. The acquittals are being appealed.

Various regulators and competition and enforcement authorities around the world, including in Canada, the United Kingdom, and the U.S., are conducting investigations related to certain past submissions made by panel banks in connection with the setting of the U.S. dollar London interbank offered rate (“LIBOR”). These investigations focus on allegations of collusion between the banks that were on the panel to make submissions for certain LIBOR rates. Royal Bank of Canada, RBC Capital’s indirect parent, is a member of certain LIBOR panels, including the U.S. dollar LIBOR panel, and has in the past been the subject of regulatory requests for information. In addition, Royal Bank of Canada and other U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. The complaints in those private lawsuits assert claims against us and other panel banks under various U.S. laws, including U.S. antitrust laws, the U.S. Commodity Exchange Act, and state law. On February 28, 2018, the motion by the plaintiffs in the class action lawsuits to have the class certified was denied in relation to Royal Bank of Canada. As such, unless that ruling is reversed on appeal, Royal Bank of Canada is no longer a defendant in any pending class action. Royal Bank of Canada is still a party to the various individual LIBOR actions. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

Thornburg Mortgage Inc. (now known as “TMST”) and RBC Capital were parties to a master repurchase agreement executed in September 2003 whereby TMST financed its purchase of residential mortgage-backed securities. Upon TMST’s default during the financial crisis, RBC Capital valued TMST’s collateral at allegedly deflated prices. After TMST’s bankruptcy filing, TMST’s trustee brought suit against RBC Capital in 2011 for breach of contract. In 2015, TMST was awarded more than $45 million in damages. RBC Capital has appealed. The appeals court set a briefing schedule and simultaneously ordered the parties to participate in a mediation. The parties subsequently reached an agreement to settle the matter; a motion to approve the settlement was filed with the bankruptcy court on January 10, 2016 and granted on February 27, 2017.

On October 14, 2014, the Delaware Court of Chancery (the “Court of Chancery”) in a class action brought by former shareholders of Rural/Metro Corporation, held RBC Capital liable for aiding and abetting a breach of fiduciary duty by three Rural/Metro directors, but did not make an additional award for attorney’s fees. A final judgment was entered on February 19, 2015 in the amount of US$93 million plus post judgment interest. RBC Capital appealed the Court of Chancery’s determination of liability and quantum of damages, and the plaintiffs cross-appealed the ruling on additional attorneys’ fees. On November 30, 2015, the Delaware Supreme Court affirmed the Court of Chancery with respect to both the appeal and cross-appeal. RBC Capital is cooperating with an investigation by the SEC relating to this matter. In particular, the SEC contended that RBC Capital caused materially false and misleading information to be included in the proxy statement that Rural filed to solicit shareholder approval for the sale in violation of section 14(A) of the Exchange Act and Rule 14A-9 thereunder. On August 31, 2016, RBC Capital was ordered by the SEC to cease and desist and paid $500,000 in disgorgement, plus interest of $77,759 and a civil penalty of $2 million.

Please see RBC Capital’s Form BD, which is available on the FINRA BrokerCheck program, for more details.

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

The FCMs will act only as clearing broker for a Trust Series and as such will be paid commissions for executing and clearing trades on behalf of a Trust Series. No FCM has passed upon the adequacy or accuracy of this annual report on Form 10-K. No FCM will act in any supervisory capacity with respect to USCF or participate in the management of USCF or a Trust Series.

Neither RBC nor Wells Fargo is affiliated with any Trust Series or USCF. Therefore, neither USCF nor any Trust Series believes that there are any conflicts of interest with RBC or its trading principals arising from its acting as the FCM for the Trust Series.

Currently, USCF employs SummerHaven as a commodity trading advisor. SummerHaven provides advisory services to USCF with respect to the SDCI, the SCI and investment decisions for each of USCI and CPER. Its advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the SDCI and the SCI, anticipated changes to the SDCI and the SCI and the nature of the SDCI’s and the SCI’s current or anticipated component securities. For these services, USCF pays fees to SummerHaven as set forth in the table below.

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

SHIM’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Fees of USCI, CPER and USAG

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by Each Trust Series and USCF
United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.80% for USCI and 0.65% for each of CPER and USAG(1)

BBH&Co., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Trust Series and the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of the Trust Series’ and the Related Public Funds’ combined net assets, (b) 0.0465% for the Trust Series’ and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Trust Series’ and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Marketing Agent	Each Trust Series pays 0.06% on assets up to $3 billion and 0.04% on assets in excess of $3 billion.(2)

WFS/RBC, FCM and Clearing Broker	Each of Trust Series pays approximately $3.50 per buy or sell on average; charges may vary.

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

Sublicense Fee:

For each Trust Series, USCF pays $15,000 for each calendar year, plus an annual fee of 0.06% of the average daily assets of each Trust Series.(2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,000 annually.(2)

(1)	USCI, CPER or USAG, as applicable, pays this compensation. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for both CPER and USAG, respectively. From May 1, 2014 through December 31, 2015, USCF contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, and 0.65% per annum of average daily total net assets for each of CPER and USAG. Prior to May 1, 2014, USCF waived the management fee on a discretionary basis paid by each of CPER and USAG from 0.95% per annum of average daily total net assets, to 0.65% and 0.80% per annum of average daily total net assets, respectively

(2)	USCF pays this compensation.

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of each Trust Series’ total assets and subtracting any liabilities.

Expenses Paid or Accrued by USCI from Inception through December 31, 2018 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(3):	$36,824,324
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$4,241,229
Other Amounts Paid or Accrued(4)(5):	$5,626,326
Total Expenses Paid or Accrued:	$46,691,879
Expenses Waived(3)(5):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(3)(5):	$46,603,575

(3)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF, has contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(4)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(5)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver ended.

Expenses Paid or Accrued by USCI from Inception through December 31, 2018 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(6):	0.85% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued(7)(8):	0.13% annualized
Total Expenses Paid or Accrued:	1.08% annualized
Expenses Waived(6)(8):	0.00% annualized	(9)
Total Expenses Paid or Accrued Including Expenses Waived(6)(8):	1.08% annualized

(6)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(7)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(8)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the discretionary expense waiver ended.
(9)	Represents less than 0.005%.

Other Fees. USCI also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $695,600 for the fiscal year ended December 31, 2018. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2018 were $521,689 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses was $91,761.

Expenses Paid or Accrued by CPER from Inception through December 31, 2018 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(10):	$234,286
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$17,162
Other Amounts Paid or Accrued(11)(12):	$520,022
Total Expenses Paid or Accrued:	$771,470
Expenses Waived(10)(11):	$(480,289)
Total Expenses Paid or Accrued Including Expenses Waived(10)(11):	$291,181

(10)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(11)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.
(12)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.

Expenses Paid or Accrued by CPER from Inception through December 31, 2018 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(13):	0.66% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.05% annualized
Other Amounts Paid or Accrued(14)(15):	1.47% annualized
Total Expenses Paid or Accrued:	2.18% annualized
Expenses Waived(13)(15):	(1.36)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(13)(15):	0.82% annualized

(13)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 and through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(14)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(15)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. CPER also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $61,770 for the period ended December 31, 2018. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2018 were $521,689 for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses was $2,100.

Expenses Paid or Accrued by USAG from Inception through December 31, 2018* in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(16):	$99,829
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$15,342
Other Amounts Paid or Accrued(17)(18):	$417,698
Total Expenses Paid or Accrued:	$532,869
Expenses Waived(16)(18):	$(405,570)
Total Expenses Paid or Accrued Including Expenses Waived(16)(18):	$127,299

(16)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by USAG on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.80% (80 basis points) per annum of average daily total net assets.
(17)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(18)	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by USAG from Inception through December 31, 2018* as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF(19):	0.71% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.11% annualized
Other Amounts Paid or Accrued(20)(21):	2.97% annualized
Total Expenses Paid or Accrued:	3.79% annualized
Expenses Waived(19)(21):	(2.88)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(19)(21):	0.91% annualized

(19)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by USAG on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.80% (80 basis points) per annum of average daily total net assets.
(20)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(21)	USCF paid certain expenses typically borne by USAG on a discretionary basis where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. USAG also paid the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $34,090 for the period ended December 31, 2018*. In addition, USAG was responsible for paying its portion of the directors’ and officers’ liability insurance for USAG, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USAG became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USAG, the other Trust Series and the Related Public Funds. USAG shared the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2018* were $521,689 for the Trust Series and the Related Public Funds. USAG’s portion of such fees and expenses was $917.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of a Trust Series (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Participant. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for both CPER and USAG, respectively. Authorized Participants pay each Trust Series $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of shares. As of December 31, 2018, 11 Authorized Participants had entered into agreements with USCF on behalf of USCI. During the year ended December 31, 2018, USCI issued 85 Creation Baskets and redeemed 74 Redemption Baskets. As of December 31, 2018, 11 Authorized Participants had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2018, CPER issued 9 Creation Baskets and redeemed 7 Redemption Baskets. As of December 31, 2018, 10 Authorized Participants had entered into agreements with USCF on behalf of USAG. During the year ended December 31, 2018, USAG did not issue any Creation Baskets and did not redeem any Redemption Baskets.

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

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g., contracts for future delivery, forwards, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (e.g., retail or eligible contract participant), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

The offer and sale of shares of each Trust Series as well as shares of each Related Public Fund, is registered under the Securities Act. Each Trust Series and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firm participation in the distribution of shares are regulated as described above, as well as by the self-regulatory association, FINRA.

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

Some swap transactions are cleared through central counterparties. “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a central clearing counterparty, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the central clearing counterparty becoming the counterparty to both of the initial parties to the swap. These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty. Once accepted by the clearing house, the original swap transaction is terminated and replaced by two mirror trade and the central counterparty becomes the counterparty to each of the original parties based upon the trade terms determined in the original transaction. In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

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

As discussed above, the CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of the Trust Series. See "The Commodity Interest Markets-Commodities Regulation" in this annual report on Form 10-K for additional information.

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

The initial margin requirements of the Final Margin Rules are being phased-in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. The Trust Series are not Covered Swap Entities under the Final Margin Rules but they are financial end-users. Accordingly, the Trust Series are currently subject to the variation margin requirements of the Final Margin Rules. However, the Trust Series do not have material swaps exposure and, accordingly, the Trust Series will not be subject to the initial margin requirements of the Final Margin Rules.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if a Trust Series enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require each Trust Series to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by a Trust Series’ FCM.

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

USCF owns trademark registrations for USCF (and Design) (U.S. Reg. No. 5127374) for “fund investment services,” in use since April 10, 2016, USCF (U.S. Reg No. 5040755) for “fund investment services,” in use since June 24, 2008, USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “fund investment services,” in use since June 24, 2008, and INVEST IN WHAT’S REAL (U.S. Reg. No. 5450808) for “fund investment services,” in use since April 2016. USCF relies upon these trademarks and service mark through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

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

Because USCF anticipates it will “roll” the position of each Trust Series held in Applicable Interests, it may be subject to the potential negative impact from rolling futures positions.

USCF anticipates it will “roll” the positions of each Trust Series held in Applicable Interests and, as a result, is subject to risks related to rolling. The contractual obligations of a buyer or seller holding a futures contract to expiration may generally be satisfied by settling in cash as designated in the contract specifications. Alternatively, futures contracts may be closed out prior to expiration by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of settlement. Once this date is reached, the futures contract “expires.” As the futures contracts held by a Trust Series near expiration, they are generally closed out and replaced by contracts with a later expiration. This process is referred to as “rolling.” The Trust Series does not intend to hold futures contracts through expiration, but instead to “roll” its positions.

When the market for these contracts is such that the prices are higher in the more distant delivery months than in the nearer delivery months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is lower than the price of the more distant contract. This pattern of higher futures prices for longer expiration futures contracts is often referred to as “contango.” Alternatively, when the market for these contracts is such that the prices are higher in the nearer months than in the more distant months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is higher than the price of the more distant contract. This pattern of higher futures prices for shorter expiration futures contracts is referred to as “backwardation.”

The presence of contango in certain futures contracts at the time of rolling would be expected to adversely affect the long positions of a Trust Series, and positively affect the short positions of a Trust Series. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect the short positions of a Trust Series and positively affect the long positions of a Trust Series.

There have been extended periods in which contango or backwardation has existed in the futures contract markets for various types of futures contracts, and such periods can be expected to occur in the future. These extended periods have in the past and can in the future cause significant losses for a Trust Series, and the periods can have as much or more impact over time than movements in the level of Trust Series’ Applicable Benchmark Component Futures Contracts.

An investment in a Trust Series may provide little or no diversification benefits. Thus, in a declining market, a Trust Series may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in a Trust Series while incurring losses with respect to other asset classes.

Historically, Futures Contracts and Other Commodity-Related Investments have generally been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand.

However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, a Trust Series’ performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in a Trust Series’ shares. In such a case, a Trust Series may have no gains to offset losses from other investments, and investors may suffer losses on their investment in a Trust Series at the same time they incur losses with respect to other investments.

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

Historical performance of a Trust Series and the Benchmark Futures Contract is not indicative of future performance.

Past performance of a Trust Series or the Benchmark Futures Contract is not necessarily indicative of future results. Therefore, past performance of a Trust Series or the Benchmark Futures Contract should not be relied upon in deciding whether to buy shares of a Trust Series.

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

As discussed above, the CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of the Trust Series. See "The Commodity Interest Markets-Commodities Regulation" in this annual report on Form 10-K for additional information.

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

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and for taxable periods beginning after December 31, 2017, the Trust Series could be liable for U.S. Federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by the Trust Series in allocating those items, with potential adverse consequences for an investor.

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

As of the date of this Annual Report on Form 10-K, each Trust Series’ shares are listed for trading on the NYSE Arca under the market symbols “USCI”, “CPER” and “USAG”. However, USAG delisted its shares for trading on the NYSE Arca on September 7, 2018. Trading in shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of a Trust Series’ shares will continue to be met or will remain unchanged.

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

The LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by Concierge, a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, each of whom are executive officers or employees of USCF, and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies, Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas D. Gerber, along with certain other family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and each Trust Series, including their regulatory obligations.

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

Each Trust Series is subject to extensive regulatory reporting and compliance.

Each Trust Series is subject to a comprehensive scheme of regulation under the federal commodities and securities laws. Each Trust Series could be subject to sanctions for a failure to comply with those requirements, which could adversely affect its financial performance (in the case of financial penalties) or ability to pursue its investment objective (in the case of a limitation on its ability to trade).

Because each Trust Series’ shares are publicly traded, a Trust Series is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities include the Public Company Accounting Oversight Board (the “PCAOB”), the SEC, the CFTC and NYSE Arca and these authorities have continued to develop additional regulations or interpretations of existing regulations. Each Trust Series is in ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, a diversion of management’s time and attention from revenue-generating activities to compliance related activities.

Each Trust Series is responsible for establishing and maintaining adequate internal control over financial reporting. Each Trust Series’ internal control system is designed to provide reasonable assurance to its management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may provide only reasonable assurance with respect to financial statement preparation and presentation.

Regulatory changes or actions, including the implementation of new legislation is impossible to predict but may significantly and adversely affect a Trust Series.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Further, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on a Trust Series is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on a Trust Series, please see “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K.

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

The Trust Series may potentially lose money on its holdings of money market mutual funds.

The SEC adopted amendments to Rule 2a-7 under the 1940 Act which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as the Trust. A portion of the Trust's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. The Trust does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if the Trust invests in other types of MMFs besides government MMFs in the future, the Trust could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and the Trust may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. The Trust cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

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

CFTC regulations impose several requirements on FCMs that are designed to protect customers, including mandating certain customer protections and the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and 20 examination programs. There can be no assurance these regulations will prevent losses to, or not materially adversely affect, the Trust Series or the Shareholders.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Shares

USCI’s shares have traded on the NYSE Arca under the symbol “USCI” since August 10, 2010. CPER’s shares have traded on the NYSE Arca under the symbol “CPER” since November 15, 2011. USAG’s shares have traded on the NYSE Arca under the symbol “USAG” since April 13, 2012 and were delisted on September 7, 2018.

As of December 31, 2018, USCI had approximately 50,513 holders of shares.

As of December 31, 2018, CPER had approximately 3,058 holders of shares.

USAG liquidated on September 12, 2018.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USCI

USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 35 baskets (comprising 1,750,000 shares) and 74 baskets (comprising 3,700,000 shares) for the three and twelve months ended December 31, 2018, respectively. Monthly redemptions for the last three months are detailed below.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/18 to 10/31/18	250,000	$41.98
11/1/18 to 11/30/18	550,000	$39.20
12/1/18 to 12/31/18	950,000	$38.37
Total	1,750,000

CPER

CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER did not redeem any baskets for the three months ended December 31, 2018 and redeemed 7 baskets (comprising 350,000 shares) for the twelve months ended December 31, 2018. Monthly redemptions for the last three months are detailed below.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/18 to 10/31/18	—	NA
11/1/18 to 11/30/18	—	NA
12/1/18 to 12/31/18	—	NA
Total	—

USAG

USAG does not purchase shares directly from its shareholders. USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

Item 6. Selected Financial Data.

Financial Highlights for USCI (for the years ended December 31, 2018, 2017, 2016, 2015 and 2014)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Total assets	$464,058	$504,277	$643,374	$521,732	$753,942
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(76,612)	$27,280	$(12,203)	$(98,593)	$(135,557)
Net income (loss)	$(71,771)	$26,491	$(15,640)	$(103,688)	$(141,838)
Weighted average shares	13,764,384	12,996,575	14,559,973	12,705,890	12,419,041
Net income (loss) per share	$(4.99)	$2.46	$(0.50)	$(7.72)	$(7.82)
Net income (loss) per weighted average share	$(5.21)	$2.04	$(1.07)	$(8.16)	$(11.42)
Cash and cash equivalents at end of year	$427,657	$464,781	$601,266	$474,315	$711,985

Financial Highlights for CPER (for the years ended December 31, 2018, 2017, 2016, 2015 and 2014)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Total assets	$11,561	$13,127	$5,805	$2,184	$2,912
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(3,109)	$2,257	$248	$(623)	$(383)
Net income (loss)	$(2,993)	$2,265	$237	$(636)	$(405)
Weighted average shares	636,986	577,397	200,546	118,082	150,411
Net income (loss) per share	$(4.61)	$4.69	$2.12	$(4.86)	$(3.82)
Net income (loss) per weighted average share	$(4.70)	$3.92	$1.18	$(5.39)	$(2.69)
Cash and cash equivalents at end of year	$10,754	$9,300	$5,388	$1,871	$2,729

Financial Highlights for USAG (for the years ended December 31, 2018*, 2017, 2016, 2015 and 2014)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2018 (In Liquidation)*	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Total assets	$—	$1,798	$1,972	$2,023	$2,338
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(181)	$(151)	$(72)	$(304)	$36
Net income (loss)	$(172)	$(150)	$(79)	$(317)	$18
Weighted average shares	100,000	100,000	100,000	100,000	100,000
Net income (loss) per share	$(1.72)	$(1.50)	$(0.79)	$(3.17)	$0.18
Net income (loss) per weighted average share	$(1.72)	$(1.50)	$(0.79)	$(3.17)	$0.18
Cash and cash equivalents at end of year	$—	$1,594	$1,782	$1,821	$2,142

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SDCI, plus interest earned on USCI’s collateral holdings, less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts”. The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by Bloomberg, L.P. (“Bloomberg”). USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Component Futures Contracts, but may fail to closely track the SDCI’s total return movements.

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2018, USCI held 2,253 Futures Contracts on the NYMEX, 2,276 Futures Contracts on the ICE Futures, 4,037 Futures Contracts on the CBOT, 1,121 Futures Contracts on the CME, 5,819 Futures Contracts on the LME and 753 Futures Contracts on the COMEX, totaling 16,259  futures contracts.

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

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SCI, plus interest earned on CPER’s collateral holdings, less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts (as defined below) that comprise the SCI or the prices of any particular group of Futures Contracts. CPER will not seek to achieve a stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Copper-Related Investments (as defined below). The SCI is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts. The SCI is owned and maintained by SHIM and calculated and published by the NYSE Arca. The SCI is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER’s shares began trading on November 15, 2011. As of December 31, 2018, CPER held 174 Futures Contracts on the COMEX.

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

The investment objective of USAG was for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”), plus interest earned on USAG’s collateral holdings, less USAG’s expenses. USCF’s intention was not to operate USAG in a fashion such that its per share NAV would equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the SDAI or the prices of any particular group of Agriculture Futures Contracts. The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SHIM and calculated and published by the NYSE Arca comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.”

USAG’s shares began trading on April 13, 2012 and ceased trading on September 7, 2018. As of December 31, 2018, USAG had liquidated all its assets and distributed cash pro rata to all remaining shareholders.

On August 7, 2018, the Board of Directors of USCF determined that USAG could not continue its business and operations in an economically efficient manner due to USAG’s inability to attract sufficient assets, thereby hindering its ability to operate efficiently. On that date, the Board of Directors of USCF also authorized and approved the closing and liquidation of USAG together with a plan of liquidation for USAG. The Trust filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit a press release and the USAG plan of liquidation. USAG also filed a prospectus supplement with the SEC dated August 8, 2018.

On September 6, 2018, USAG began the process of liquidating its portfolio. As of the close of regular trading on the NYSE Arca on September 6, 2018, USAG ceased accepting orders for Creation Baskets and Redemption Baskets from authorized participants. Trading in the shares of USAG on the NYSE Arca was suspended prior to the open of the market on September 7, 2018. On September 7, 2018, the Trust, on behalf of USAG, filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of USAG and, thereafter, the NYSE Arca filed a Form 25 to effect the withdrawal of the listings for USAG’s shares. The liquidation date for USAG was September 12, 2018 and the proceeds of the liquidation were sent to all remaining shareholders of USAG on or about September 13, 2018.

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

Commodity Markets

Commodity Futures Price Movements

Year Ended December 31, 2018

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly downward trend during the year ended December 31, 2018. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	(10.50)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	(13.82)%
Bloomberg Commodity Index Total Return(2)	(11.25)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(11.18)%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of January 1, 2018 was $1,364.38. As of December 31, 2018, the value of the SDCI was $1,221.18, down approximately (10.50)% over the year ended December 31, 2018.

The return of approximately (10.50)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $42.48 and ended the year at $37.49 on December 31, 2018, a decrease of approximately (11.75)% over the year. USCI’s per share NAV reached its high for the year on May 22, 2018 at $45.23 and reached its low for the year on December 24, 2018 at $37.43. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USCI's per share NAV.

Copper Markets

Copper Futures Price Movements

Year Ended December 31, 2018

As measured by the two major copper indexes, copper futures prices exhibited a downward trend during the year ended December 31, 2018. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(“SCI”)(1)	(21.15)%
Bloomberg Copper Subindex Total Return(2)	(21.25)%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of January 1, 2018 was $1,069.01. As of December 31, 2018, the value of the SCI was $842.94, down (21.15)% over the year ended December 31, 2018.

The return of approximately (21.15)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $21.05 and ended the year at $16.44 on December 31, 2018, a decrease of approximately (21.90)% over the year. CPER’s per share NAV reached its high for the year on June 8, 2018 at $20.93 and reached its low for the year on August 15, 2018 at $16.19. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect CPER's per share NAV.

Agriculture Markets

Agriculture Futures Price Movements

Year Ended December 31, 2018 (In Liquidation)*

As measured by the three major agriculture indexes listed below, agriculture futures prices exhibited moderate daily swings along with a mostly downward trend during the year ended December 31, 2018. The table below compares the total returns of the SDAI to the two major agriculture indexes over this time period.

SummerHaven Dynamic Agriculture Index Total ReturnSM(“SDAI”)(1)	(8.77)%
Bloomberg Agriculture Subindex Total ReturnSM(2)	(10.79)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture ReturnTM(2)	(8.55)%

(1)	The inception date for the SummerHaven Dynamic Agriculture Index Total ReturnSM is September 2010.
(2)	Source: Bloomberg

The value of the SDAI as of January 1, 2018 was $253.46. As of December 31, 2018, the value of the SDAI was $231.22, down approximately (8.77)% over the year ended December 31, 2018.

The return of approximately (8.77)% on the SDAI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USAG’s per share NAV began the period at $17.51 and ended the period at $15.79 on September 6, 2018, a decrease of approximately (9.82)% over the period. USAG’s per share NAV reached its high for the period on March 5, 2018 at $18.23 and reached its low for the period on August 30, 2018 at $15.65. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USAG's per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of December 31, 2018, USCI had issued 35,050,000 shares, 12,350,000 of which were outstanding. As of December 31, 2018, there were 14,950,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of December 31, 2018, CPER had issued 1,700,000 shares, 700,000 of which were outstanding. As of December 31, 2018, there were 28,300,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

A new series of the Trust was designated on June 1, 2016, the USCF Canadian Crude Oil Index Fund (“UCCO”). UCCO has not commenced operations as of the filing of this annual report on Form 10-K. USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017. The Fund filed to withdraw from registration on December 19, 2018.

Since its initial offering of 20,000,000 shares, USAG had not registered any subsequent offerings of its shares. As of the filing of this annual report on Form 10-K, USAG is no longer issuing shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2018, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017; and for the Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016

USCI

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Per share net asset value, end of year	$37.49	$42.48	$40.02
Average daily total net assets	$580,702,215	$515,814,138	$601,364,520
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$10,237,068	$4,017,753	$1,984,573
Annualized yield based on average daily total net assets	1.76%	0.78%	0.33%
Management fee	$4,645,618	$4,126,513	$4,810,916
Total fees and other expenses excluding management fees	$1,317,387	$1,223,298	$1,404,582
Total commissions accrued to brokers	$539,884	$527,610	$776,649
Total commissions as annualized percentage of average total net assets	0.09%	0.10%	0.13%
Commissions accrued as a result of rebalancing	$508,021	$505,199	$752,519
Percentage of commissions accrued as a result of rebalancing	94.10%	95.75%	96.89%
Commissions accrued as a result of creation and redemption activity	$31,863	$22,411	$24,130
Percentage of commissions accrued as a result of creation and redemption activity	5.90%	4.25%	3.11%

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

The decrease in the per share NAV for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due to decrease in values of the Futures Contracts held by USCI; and for the year ended December 31, 2017, compared to the year ended December 31, 2016, the increase in the per share NAV was due to increase in the values of the Futures Contracts held by USCI.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2018, compared to the year ended December 31, 2017; and were higher during the year ended December 31, 2017, compared to the year ended December 31, 2016. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the year ended December 31, 2018, compared to the year ended December 31, 2017; and was higher during the year ended December 31, 2017 compared to the year ended December 31, 2016. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2018, compared to the year ended December 31, 2017 was due primarily to USCI’s larger size as measured by total net assets; and the decrease in total fees and other expenses excluding management fees for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to decrease in USCI’s accrued tax.

The increase in USCI's total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to a higher number of contracts traded; and the decrease in total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to lower number of contracts traded during rebalancing.

CPER

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Per share net asset value, end of year	$16.44	$21.05	$16.36
Average daily total net assets	$11,833,174	$10,341,070	$2,949,214
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$201,147	$80,677	$9,625
Annualized yield based on average daily total net assets	1.70%	0.78%	0.33%
Management fee	$76,916	$67,217	$19,170
Total fees and other expenses excluding management fees	$69,048	$55,735	$80,063
Total amount of the expense waiver	$51,300	$40,153	$75,640
Expenses before allowance for the expense waiver	$145,964	$122,952	$99,233
Expenses after allowance for the expense waiver	$94,664	$82,799	$23,593
Total commissions accrued to brokers	$5,181	$5,461	$1,628
Total commissions as annualized percentage of average total net assets	0.04%	0.05%	0.06%
Commissions accrued as a result of rebalancing	$4,205	$4,390	$1,455
Percentage of commissions accrued as a result of rebalancing	81.16%	80.39%	89.37%
Commissions accrued as a result of creation and redemption activity	$976	$1,071	$173
Percentage of commissions accrued as a result of creation and redemption activity	18.84%	19.61%	10.63%

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

The decrease in the per share NAV for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due to decrease in values of the Futures Contracts held by CPER; and for the year ended December 31, 2017, compared to the year ended December 31, 2016, the increase in the per share NAV was due to increase in the values of the Futures Contracts held by CPER.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2018, compared to the year ended December 31, 2017; and were higher during the year ended December 31, 2017, compared to the year ended December 31, 2016. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the year ended December 31, 2018, compared to the year ended December 31, 2017; and was higher during the year ended December 31, 2017 compared to the year ended December 31, 2016. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2018, compared to the year ended December 31, 2017 was due primarily to CPER’s larger size as measured by total net assets; and the decrease in total fees and other expenses excluding management fees for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to CPER’s decrease in operating expenses.

The decrease in CPER's total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to a lower number of contracts traded; and the increase in total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to higher number of contracts traded.

USAG

	For the Year Ended December 31, 2018 (In Liquidation)*	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Per share net asset value, end of period	$15.79 **	$17.51	$19.01
Average daily total net assets	$1,717,867	$1,848,181	$1,984,755
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$18,233	$13,898	$6,205
Annualized yield based on average daily total net assets	1.06%	0.75%	0.31%
Management fee	$7,617	$12,013	$12,901
Total fees and other expenses excluding management fees	$28,560	$48,340	$75,162
Total amount of the expense waiver	$26,584	$45,533	$72,173
Expenses before allowance for the expense waiver	$36,177	$60,353	$88,063
Expenses after allowance for the expense waiver	$9,593	$14,820	$15,890
Total commissions accrued to brokers	$1,498	$1,923	$2,150
Total commissions as annualized percentage of average total net assets	0.09%	0.10%	0.11%
Commissions accrued as a result of rebalancing	$1,498	$1,923	$2,150
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

*	USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.
**	Net asset value as of September 6, 2018.

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

The decrease in the per share NAV for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due to decrease in values of the Futures Contracts held by USAG; and for the year ended December 31, 2017, compared to the year ended December 31, 2016, the decrease in the per share NAV was due to decrease in the values of the Futures Contracts held by USAG.

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2018, compared to the year ended December 31, 2017; and were higher during the year ended December 31, 2017, compared to the year ended December 31, 2016. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher during the year ended December 31, 2018, compared to the year ended December 31, 2017; and was higher during the year ended December 31, 2017 compared to the year ended December 31, 2016. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2018, compared to the year ended December 31, 2017 was due primarily to USAG’s smaller size as measured by total net assets; and the decrease in total fees and other expenses excluding management fees for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to USAG’s decrease in operating expenses.

The decrease in USAG's total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to a lower number of contracts traded; and the decrease in total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to lower number of contracts traded.

For the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017; and for the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

USCI

	For the three months ended December 31, 2018	For the three months ended December 31, 2017	For the three months ended December 31, 2016
Per share net asset value, end of period	$37.49	$42.48	$40.02
Average daily total net assets	$543,448,302	$485,695,629	$658,091,080
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,951,696	$1,314,097	$615,612
Annualized yield based on average daily total net assets	2.15%	1.07%	0.37%
Management fee	$1,095,830	$979,375	$1,323,374
Total fees and other expenses excluding management fees	$300,213	$327,955	$317,702
Total commissions accrued to brokers	$102,282	$86,604	$168,953
Total commissions as annualized percentage of average total net assets	0.07%	0.07%	0.10%
Commissions accrued as a result of rebalancing	$97,605	$84,189	$167,743
Percentage of commissions accrued as a result of rebalancing	95.43%	97.21%	99.28%
Commissions accrued as a result of creation and redemption activity	$4,677	$2,415	$1,210
Percentage of commissions accrued as a result of creation and redemption activity	4.57%	2.79%	0.72%

The decrease in the per share NAV for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to decrease in values of the Futures Contracts held by USCI; and the increase in the per share NAV for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to increase in values of the Futures Contracts held by USCI.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017; and were higher during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017; and was higher during the three months ended December 31, 2017 compared to the three months ended December 31, 2016. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended December 31, 2018, compared to the three months ended December 31, 2017 was due primarily to USCI’s lower accrued taxes; and the increase in total fees and other expenses excluding management fees for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due to an increase in USCI’s audit and legal expenses.

The increase in total commissions accrued to brokers for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to a higher number of contracts traded; and the decrease in total commissions accrued to brokers for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to lower number of contracts traded.

CPER

	For the three months ended December 31, 2018	For the three months ended December 31, 2017	For the three months ended December 31, 2016
Per share net asset value, end of period	$16.44	$21.05	$16.36
Average daily total net assets	$11,199,708	$8,658,563	$3,932,994
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$58,167	$23,433	$3,816
Annualized yield based on average daily total net assets	2.06%	1.07%	0.39%
Management fee	$18,350	$14,186	$6,426
Total fees and other expenses excluding management fees	$20,861	$7,916	$21,038
Total amount of the expense waiver	$16,628	$4,574	$19,556
Expenses before allowance for the expense waiver	$39,211	$22,102	$27,464
Expenses after allowance for the expense waiver	$22,583	$17,528	$7,908
Total commissions accrued to brokers	$428	$1,317	$386
Total commissions as annualized percentage of average total net assets	0.02%	0.06%	0.04%
Commissions accrued as a result of rebalancing	$399	$1,176	$309
Percentage of commissions accrued as a result of rebalancing	93.22%	89.29%	80.05%
Commissions accrued as a result of creation and redemption activity	$29	$141	$77
Percentage of commissions accrued as a result of creation and redemption activity	6.78%	10.71%	19.95%

The decrease in the per share NAV for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to decrease in values of the Futures Contracts held by CPER; and the increase in the per share NAV for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to increase in values of the Futures Contracts held by CPER.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017; and were higher during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017; and was higher during the three months ended December 31, 2017 compared to the three months ended December 31, 2016. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended December 31, 2018, compared to the three months ended December 31, 2017 was due primarily to CPER’s larger size as measured by total net assets; and the decrease in total fees and other expenses excluding management fees for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to CPER’s decrease in professional expenses.

The decrease in total commissions accrued to brokers for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to a lower number of contracts traded; and the increase in total commissions accrued to brokers for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to an increase in CPER’s total net assets due to creates resulting in more contracts traded.

USAG

	For the three months ended December 31, 2018 (In Liquidation)*	For the three months ended December 31, 2017	For the three months ended December 31, 2016
Per share net asset value, end of period	$—	$17.51	$19.01
Average daily total net assets	$—	$1,756,306	$1,940,085
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$—	$4,775	$1,714
Annualized yield based on average daily total net assets	—%	1.08%	0.35%
Management fee	$—	$2,877	$3,170
Total fees and other expenses excluding management fees	$—	$9,355	$19,852
Total amount of the expense waiver	$—	$8,708	$19,162
Expenses before allowance for the expense waiver	$—	$12,232	$23,022
Expenses after allowance for the expense waiver	$—	$3,524	$3,860
Total commissions accrued to brokers	$—	$410	$362
Total commissions as annualized percentage of average total net assets	—%	0.09%	0.07%
Commissions accrued as a result of rebalancing	$—	$410	$362
Percentage of commissions accrued as a result of rebalancing	—%	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

*       USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

The decrease in the per share NAV for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to decrease in values of the Futures Contracts held by USAG.

Average interest rates earned on short-term investments held by USAG, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. As a result, the amount of income earned by USAG as a percentage of average daily total net assets was higher/lower during the three months ended December 31, 2018, compared to the three months ended December 31, 2017; and was higher during the three months ended December 31, 2017 compared to the three months ended December 31, 2016. To the degree that the aggregate yield is higher/lower, the net expense ratio, inclusive of income, will be lower/higher.

The decrease in total fees and other expenses excluding management fees for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to USAG’s decrease in operating expenses.

The increase in total commissions accrued to brokers for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to higher number of contracts traded.

Portfolio Holdings for USCI

During the year ended December 31, 2018, USCI’s portfolio held at all times Futures Contracts based on at least fourteen different commodities. Due to changes in the composition of the SDCI, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The SDCI” below). The table below lists the Benchmark Component Futures Contracts held during the year ended December 31, 2018.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2018	2/1/2018	3/1/2018	4/1/113	5/1/2018	6/1/2018	7/1/2018	8/1/2018	9/1/2018	10/1/2018	11/1/2018	12/1/2018
Crude Oil (Brent)	•	•	•	•	•	•	•	•	•	•	•
Crude Oil (WTI)		•	•	•	•	•	•	•	•	•	•
Gas Oil	•	•	•	•	•	•	•	•	•	•	•	•
Heating Oil	•	•	•	•	•	•	•	•	•	•	•	•
Natural Gas	•	•						•	•	•	•	•
Unleaded Gasoline		•		•	•	•	•	•	•	•	•	•
Feeder Cattle	•	•								•	•	•
Lean Hogs							•	•	•	•
Live Cattle	•		•	•	•	•	•					•
Corn												•
Soybeans
Soybean Meal			•	•	•	•	•	•
Soybean Oil
Wheat	•	•				•		•	•	•	•	•
Aluminum	•	•					•					•
Copper	•		•	•	•						•	•
Lead	•			•		•
Nickel		•	•	•	•	•	•	•	•	•
Tin	•	•	•	•	•			•	•	•	•
Zinc	•	•	•	•	•	•	•		•		•	•
Gold	•	•	•	•	•	•	•	•	•	•	•	•
Platinum
Silver
Cocoa			•	•	•	•	•	•	•	•	•	•
Coffee
Cotton		•	•		•	•	•	•	•	•	•	•
Sugar	•		•

• = Component

Source: Bloomberg

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2018. Second, while the tables above list the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2018	2/1/2018	3/1/2018	4/1/113	5/1/2018	6/1/2018	7/1/2018	8/1/2018	9/1/2018	10/1/2018	11/1/2018	12/1/2018
Crude Oil (Brent)	•	•	•	•	•	•	•	•	•	•	•
Crude Oil (WTI)		•	•	•	•	•	•	•	•	•	•
Gas Oil	•	•	•	•	•	•	•	•	•	•	•	•
Heating Oil	•	•	•	•	•	•	•	•	•	•	•	•
Natural Gas	•	•						•	•	•	•	•
Unleaded Gasoline		•		•	•	•	•	•	•	•	•	•
Feeder Cattle	•	•								•	•	•
Lean Hogs							•	•	•	•
Live Cattle	•		•	•	•	•	•					•
Corn												•
Soybeans
Soybean Meal			•	•	•	•	•	•
Soybean Oil
Wheat	•	•				•		•	•	•	•	•
Aluminum	•	•					•					•
Copper	•		•	•	•						•	•
Lead	•			•		•
Nickel		•	•	•	•	•	•	•	•	•
Tin	•	•	•	•	•			•	•	•	•
Zinc	•	•	•	•	•	•	•		•		•	•
Gold	•	•	•	•	•	•	•	•	•	•	•	•
Platinum
Silver
Cocoa			•	•	•	•	•	•	•	•	•	•
Coffee
Cotton		•	•		•	•	•	•	•	•	•	•
Sugar	•		•

• = Component

Source: Bloomberg

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

USCI

For the 30-valuation days ended December 31, 2018, the simple average daily change in the SDCI was (0.177)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.184)%. The average daily difference was (0.007)% (or (0.7) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was 11.05%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended December 31, 2018, the last trading day in December. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended December 31, 2018.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to December 31, 2018, the simple average daily change in the SDCI was (0.005)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.011)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.34)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2018, the actual total return of USCI as measured by changes in its per share NAV was (11.75)%. This is based on an initial per share NAV of $42.48 as of December 31, 2017 and an ending per share NAV as of December 31, 2018 of $37.49. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $38.02 as of December 31, 2018, for a total return over the relevant time period of (11.65)%. The difference between the actual per share NAV total return of USCI of (11.75)% and the expected total return based on the SDCI of (11.65)% was an error over the time period of (0.10)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2018, USCI earned interest income of $9,827,503, which is equivalent to a weighted average income rate of approximately 1.69% for such period. In addition, during the year ended December 31, 2018, USCI also collected $26,600 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2018, USCI incurred total expenses of $5,963,005. Income from interest and Authorized Participant collections net of expenses was $3,891,098, which is equivalent to a weighted average net income rate of approximately 0.67% for the year ended December 31, 2018.

By comparison, for the year ended December 31, 2017, the actual total return of USCI as measured by changes in its per share NAV was 6.15%. This was based on an initial per share NAV of $40.02 as of December 31, 2016 and an ending per share NAV as of December 31, 2017 of $42.48. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $43.25 as of December 31, 2017, for a total return over the relevant time period of 8.07%. The difference between the actual per share NAV total return of USCI of 6.15% and the expected total return based on the SDCI of 8.07% was an error over the time period of (1.92)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2017, USCI earned interest income of $4,017,753, which is equivalent to a weighted average income rate of approximately 0.78% for such period. In addition, during the year ended December 31, 2017, USCI also collected $15,750 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2017, USCI incurred total expenses of $5,349,811. Income from interest and Authorized Participant collections net of expenses was $(1,316,308), which is equivalent to a weighted average net income rate of approximately (0.26)% for the year ended December 31, 2017.

By comparison, for the year ended December 31, 2016, the actual total return of USCI as measured by changes in its per share NAV was (1.23)%. This was based on an initial per share NAV of $40.52 on December 31, 2015 and an ending per share NAV as of December 31, 2016 of $40.02. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $40.42 as of December 31, 2016, for a total return over the relevant time period of (0.25)%. The difference between the actual per share NAV total return of USCI of (1.23)% and the expected total return based on the SDCI of (0.25)% was an error over the time period of (0.98)%, which is to say that USCI's actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2016, USCI earned interest income of $1,984,573, which is equivalent to a weighted average income rate of approximately 0.33% for such period. In addition, during the year ended December 31, 2016, USCI also collected $17,500 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2016, USCI incurred total expenses of $6,215,498. Income from interest and Authorized Participant collections net of expenses was $(4,213,425), which is equivalent to a weighted average net income rate of approximately (0.70)% for the year ended December 31, 2016.

CPER

For the 30-valuation days ended December 31, 2018, the simple average daily change in the SCI was (0.1099)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.1046)%. The average daily difference was 0.0053% (or 0.53 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was 2.7261%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended December 31, 2018, the last trading day in December. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended December 31, 2018.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to December 31, 2018, the simple average daily change in the SCI was (0.0114)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.0155)%. The average daily difference was (0.0041)% (or (0.41) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.0012)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2018, the actual total return of CPER as measured by changes in its per share NAV was (21.90)%. This is based on an initial per share NAV of $21.05 as of December 31, 2017 and an ending per share NAV as of December 31, 2018 of $16.44. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $16.60 as of December 31, 2018, for a total return over the relevant time period of (21.14)%. The difference between the actual per share NAV total return of CPER of (21.90)% and the expected total return based on the SCI of (21.14)% was an error over the time period of (0.76)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2018, CPER earned interest income of $187,804, which is equivalent to a weighted average income rate of approximately 1.59% for such period. During the year ended December 31, 2018, CPER collected $4,550 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2018, CPER incurred net expenses of $94,664. Income from interest and Authorized Participant collections net of expenses was $97,690, which is equivalent to a weighted average net income rate of approximately 0.83% for the year ended December 31, 2018.

By comparison, for the year ended December 31, 2017, the actual total return of CPER as measured by changes in its per share NAV was 28.67%. This was based on an initial per share NAV of $16.36 as of December 31, 2016 and an ending per share NAV as of December 31, 2017 of $21.05. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $21.43 as of December 31, 2017, for a total return over the relevant time period of 30.99%. The difference between the actual per share NAV total return of CPER of 28.67% and the expected total return based on the SCI of 30.99% was an error over the time period of (2.32)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2017, CPER earned interest income of $80,677, which is equivalent to a weighted average income rate of approximately 0.78% for such period. During the year ended December 31, 2017, CPER collected $4,550 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2017, CPER incurred net expenses of $82,799. Income from interest and Authorized Participant collections net of expenses was $2,428, which is equivalent to a weighted average net income rate of approximately 0.02% for the year ended December 31, 2017.

By comparison, for the year ended December 31, 2016, the actual total return of CPER as measured by changes in its per share NAV was 14.89%. This was based on an initial per share NAV of $14.24 on December 31, 2015 and an ending per share NAV as of December 31, 2016 of $16.36. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $16.50 as of December 31, 2016, for a total return over the relevant time period of 15.87%. The difference between the actual per share NAV total return of CPER of 14.89% and the expected total return based on the SCI of 15.87% was an error over the time period of (0.98)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2016, CPER earned interest income of $9,625, which is equivalent to a weighted average income rate of approximately 0.33% for such period. During the year ended December 31, 2016, CPER collected $1,400 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2016, CPER incurred net expenses of $23,593. Income from interest and Authorized Participant collections net of expenses was $(12,568), which is equivalent to a weighted average net income rate of approximately (0.43)% for the year ended December 31, 2016.

USAG

As noted above, as of the filing of this annual report on Form 10-K, USAG is no longer issuing shares and has liquidated and distributed all proceeds to shareholders. As a result, there is no performance information available as of December 31, 2018.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series' ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series' attempt to track the Applicable Index over time.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2018. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series' NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series will continue to outperform its benchmark until such a time when interest earned at least equals or declines below the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index's total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2018. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2018. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2018. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2018. During the year ended December 31, 2018, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2018, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2008 through December 31, 2018.

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

Since the SDCI was launched on December 18, 2009, there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, the table below reflects how the SDCI would have performed from January 1, 2008 through December 31, 2018 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period

from January 1, 2008 through December 31, 2018

Year	Ending Level*	Annual Return
2008	1,175.77	(22.58)%
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2008–12/31/2018 YTD)

Source: SummerHaven Index Management, Bloomberg

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2018
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI
Total return	3.33%	(27,97)%	146.55%	442.70%
Average annual return (total)	2.15%	2.25%	6.97%	10.36%
Annualized volatility	16.02%	22.48%	18.62%	14.74%
Annualized Sharpe ratio	0.01	0.01	0.28	0.57

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through December 31, 2018 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2018; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between December 31, 2008 and December 31, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(12/31/2008–12/31/2018)

Source: SHIM, Bloomberg

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(12/31/2013–12/31/2018)

Source: SHIM, Bloomberg

SCI

The table and chart below show the hypothetical performance of the SCI from December 31, 2008 through December 31, 2018.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI to present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to November 4, 2010. As a result, the table below reflects how the SCI would have performed from January 1, 2008 through December 31, 2018 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2008 through December 31, 2018

Year	Ending Level*	Annual Return
2008	497.18	(53.06)%
2009	1,153.12	131.93%
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%

*	The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2008–12/31/2018)

Source: SummerHaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2018
	BCOM HG TR	Spot Copper (less storage)	SCI TR
Total return	258.07%	89.79%	438.28%
Average annual return (total)	12.58%	9.01%	15.14%
Annualized volatility	26.26%	25.32%	25.70%
Annualized Sharpe ratio	0.40	0.28	0.50

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through December 31, 2018 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2018; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between December 31, 2008 and December 31, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (12/31/2008–12/31/2018)

Source: SHIM, Bloomberg, LME

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI (12/31/2013–12/31/2018)

Source: SHIM, Bloomberg, LME

SDAI

The table and chart below show the hypothetical performance of the SDAI from December 31, 2008 through December 31, 2018.

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

Since the SDAI was launched on September 23, 2010, there is only actual performance history of the SDAI from that date to the present. However, the components of the SDAI and the weighting of the components of the SDAI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. This data is available for periods prior to September 23, 2010. As a result, the table below reflects how the SDAI would have performed from January 1, 2008 through December 31, 2018 had it been in effect during such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDAI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period

from January 1, 2008 through December 31, 2018

Year	Ending Level*	Annual Return
2008	261.02	(17.36)%
2009	282.24	8.13%
2010	377.90	33.89%
2011	348.78	(7.71)%
2012	360.61	3.39%
2013	324.10	(10.12)%
2014	329.88	1.78%
2015	285.01	(13.60)%
2016	273.11	(4.18)%
2017	253.46	(7.19)%
2018	231.22	(8.77)%

*	The “base level” for the SDAI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the Index on the last trading day of each year and is used to illustrate the cumulative performance of the Index.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Agriculture Index Year-Over-Year

Hypothetical Total Returns (1/1/2008-12/31/2018)

Source: SHIM, Bloomberg

The following table and chart compare the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes from December 31, 1997 through December 31, 2018.

	Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2018
	BCOM AG TR	S&P GSCI Ag TR	DB LCI OY Ag TR	SDAI
Total return	(51.09)%	(72.42)%	(36.45)%	7.30%
Average annual return (total)	(1.89)%	(4.57)%	(0.93)%	1.26%
Annualized volatility	19.58%	20.33%	18.82%	14.67%
Annualized Sharpe ratio	(0.16)	(0.30)	(0.11)	(0.03)

The table above shows the performance of the SDAI from December 31, 1997 through December 31, 2018 in comparison with three traditional agricultural commodities indices: the S&P GSCI® Agriculture Index Total Return, Bloomberg Agriculture Subindex Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM. The S&P GSCI® Agriculture Index Total Return comprises the commodities: Wheat (Chicago and Kansas), Corn, Soybeans, Cotton, Sugar, Coffee, and Cocoa, and is part of a series of sub-indices representing components of the S&P GSCI. The Bloomberg Agriculture Subindex Total ReturnSM is currently composed of seven futures contracts on agricultural commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Agriculture Total ReturnTM is designed to reflect the performance of certain corn, wheat, soybean and sugar futures contracts plus the returns from investing in 3 month U.S. Treasury Bills. The data for the SDAI is derived by using the SDAI’s calculation methodology with historical prices for the futures contracts comprising the SDAI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. None of the indices have investment objectives identical to the SDAI. As a result, there are inherent limitations in comparing the performance of such indices against the SDAI. For more information about these indices and their methodologies, please refer to the material published by the sponsors of each such index which may be found on their websites. USAG is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 through December 31, 2018; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90 Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90 Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM AG TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI

(12/31/2008-12/31/2018)

Source: SHIM, Bloomberg, LME

The following chart compares the hypothetical total return of the SDAI in comparison with the actual total return of three major indexes over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM AG TR, S&P GSCI Ag TR,

DB LCI OY Ag TR, and the Hypothetical Returns of the SDAI

(12/31/2013-12/31/2018)

Source: SHIM, Bloomberg

No performance information is provided on the SDAI as of December 31, 2018 since USAG ceased operations prior to the filing of this annual report on Form 10-K and accordingly, ceased to invest in the Benchmark Component Agriculture Futures Contract and to track the SDAI.

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

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust's financial statements and related disclosures and has determined that the valuation of Applicable Interests, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by each Trust Series for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, each Trust Series estimates interest income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series' NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2018, the Trust Series' expenses did not exceed the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2017, each Trust Series' expenses did not exceed the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series' investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2018, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series' assets with their other assets. In addition, the CFTC requires futures commission merchants to hold in a secure account a Trust Series' assets related to foreign Futures Contracts trading. During the year ended December 31, 2018, the only foreign exchange on which USCI made investments was the LME, which is a London based metal commodities exchange. During the year ended December 31, 2018, CPER did not make investments on any foreign exchanges. Such Futures Contracts are denominated in Canadian dollars and U.S. dollars.

In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2018, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $478,509,213 and $12,411,460, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCMs, as applicable, may be subject to loss should the Trust Series' custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2018, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of December 31, 2018 or had direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2018, FCM fees were approximately 0.09% of average daily total net assets for USCI, approximately 0.04% of average daily total net assets for CPER, and approximately 0.10% of average daily total net assets for USAG. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by each of CPER and USAG to the extent that such expenses exceed 0.15% (15 basis points) of each of CPER’s or USAG’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER and USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust. On September 7, 2018 all Sponsor Shares of USAG were redeemed and USAG discontinued trading and subsequently liquidated and distributed all proceeds to shareholders, as discussed above.

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

As of December 31, 2018, USCI's portfolio consisted of 16,259 Futures Contracts traded on the Futures Exchanges and CPER's portfolio consisted of 174 Futures Contracts traded on the COMEX. For a list of each of USCI's and CPER's current holdings, please see www.uscfinvestments.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USCI and CPER during the year ended December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

USCI and CPER are exposed to commodity price risk. In particular, each Trust Series is exposed to commodity risk of the commodities that comprise the Applicable Index for such Trust Series through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that each Trust Series holds in its portfolio, as described in “Contractual Obligations" under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" above, are expected to directly affect the value of the Trust Series.

OTC Contract Risk

USCI and CPER may purchase OTC Commodity-Related Interests and Copper-Related Interests, such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the reporting period of this annual report on Form 10-K, no Trust Series had any OTC activities.

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

Item 8. Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Index to Financial Statements

Documents	Page

Management’s Annual Report on Internal Control Over Financial Reporting.	94

Reports of Independent Registered Public Accounting Firm.	95

Statements of Financial Condition at December 31, 2018 and 2017.	97

Schedules of Investments at December 31, 2018 and 2017.	102

Statements of Operations for the years ended December 31, 2018, 2017 and 2016.	110

Statements of Changes in Capital for the years ended December 31, 2018, 2017 and 2016 and Statements of Changes in Shares Outstanding for the years ended December 31, 2018, 2017 and 2016.	115

Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.	120

Notes to Financial Statements for the years ended December 31, 2018, 2017 and 2016.	125

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust's and each Trust Series’ internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2018, the internal control over financial reporting for the Trust and each Trust Series is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

United States Commodity Index Funds Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Commodity Index Funds Trust (the “Trust”) and its Series including United States Commodity Index Fund, United States Copper Index Fund, United States Agriculture Index Fund and USCF Canadian Crude Oil Index Fund, in total and for each Series as of December 31, 2018 and 2017, including the schedule of investments as of December 31, 2018 and 2017, and the related statements of operations, changes in capital, changes in shares outstanding and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s and its Series’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and its Series as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust and its Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s and its Series’ financial statements and an opinion on the Trust’s and its Series’ internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust and its Series in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado

February 28, 2019

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2018 and 2017

United States Commodity Index Fund

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $427,657,030 and $393,488,946, respectively) (Notes 2 and 6)	$427,657,030	$393,488,946
Short-Term Investments (at cost $— and $71,291,769, respectively) (Note 6)	—	71,291,769
Equity in trading accounts:
Cash and cash equivalents (at cost $50,852,183 and $32,608,929, respectively)	50,852,183	32,608,929
Unrealized gain (loss) on open commodity futures contracts	(14,487,984)	6,872,970
Dividends receivable	9,983	—
Interest receivable	4,224	13,598
Directors' fees and insurance receivable	22,319	—
ETF transaction fees receivable	—	350

Total assets	$464,057,755	$504,276,562

Liabilities and Capital
Payable for shares redeemed	$—	$2,120,429
Management fees payable (Note 4)	367,646	326,005
Professional fees payable	604,296	539,417
Brokerage commissions payable	43,305	43,305
Directors' fees and insurance payable	—	5,496

Total liabilities	1,015,247	3,034,652

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	463,042,508	501,241,910
Total Capital	463,042,508	501,241,910

Total liabilities and capital	$464,057,755	$504,276,562

Shares outstanding	12,350,000	11,800,000
Net asset value per share	$37.49	$42.48
Market value per share	$37.53	$42.53

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2018 and 2017

United States Copper Index Fund

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $10,753,786 and $7,124,096, respectively) (Notes 2 and 6)	$10,753,786	$7,124,096
Short-Term Investments (at cost $295,216 and $2,175,807, respectively) (Note 6)	295,216	2,175,807
Equity in trading accounts:
Cash and cash equivalents (at cost $1,362,458 and $798,079, respectively)	1,362,458	798,079
Unrealized gain (loss) on open commodity futures contracts	(903,475)	881,938
Receivable for shares sold	—	2,104,935
Receivable from Sponsor (Note 4)	51,299	40,153
Dividends receivable	1,356	—
Interest receivable	221	1,137
Directors' fees and insurance receivable	—	35
ETF transaction fees receivable	—	350

Total assets	$11,560,861	$13,126,530

Liabilities and Capital
Payable due to Broker	$—	$442,429
Management fees payable (Note 4)	6,113	5,282
Professional fees payable	49,800	48,916
Directors' fees and insurance payable	53	—

Total liabilities	55,966	496,627

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	11,504,895	12,629,903
Total Capital	11,504,895	12,629,903

Total liabilities and capital	$11,560,861	$13,126,530

Shares outstanding	700,000	600,000
Net asset value per share	$16.44	$21.05
Market value per share	$16.44	$21.06

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2018 and 2017

United States Agriculture Index Fund

	December 31, 2018 (In Liquidation)*	December 31, 2017
Assets
Cash and cash equivalents (at cost $— and $1,297,110, respectively) (Notes 2 and 6)	$—	$1,297,110
Short-Term Investments (at cost $— and $296,550, respectively) (Note 6)	—	296,550
Equity in trading accounts:
Cash and cash equivalents (at cost $— and $159,372, respectively)	—	159,372
Unrealized gain (loss) on open commodity futures contracts	—	(1,125)
Receivable from Sponsor (Note 4)	—	45,533
Interest receivable	—	269
Directors' fees and insurance receivable	—	183

Total assets	$—	$1,797,892

Liabilities and Capital
Management fees payable (Note 4)	$—	$2,032
Professional fees payable	—	44,877

Total liabilities	—	46,909

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	—	1,750,983
Total Capital	—	1,750,983

Total liabilities and capital	$—	$1,797,892

Shares outstanding	—	100,000
Net asset value per share	$—	$17.51
Market value per share	$—	$16.51

* USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statement of Financial Condition

At December 31, 2018*

USCF Canadian Crude Oil Index Fund

December 31, 2018*
Assets
Cash (at cost $—) (Notes 2 and 6)	$—

Total assets	$—

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$—
Shareholders	—
Total Capital	—

Total liabilities and capital	$—

* The Sponsor contributed $1,000 on March 31, 2018. UCCO was in registration and had not commenced operations. The Fund filed to withdraw from registration on December 19, 2018.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2018 and 2017

United States Commodity Index Funds Trust

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $438,410,816 and $401,910,152, respectively) (Notes 2 and 6)	$438,410,816	$401,910,152
Short-Term Investments (at cost $295,216 and $73,764,126, respectively) (Note 6)	295,216	73,764,126
Equity in trading accounts:
Cash and cash equivalents (at cost $52,214,641 and $33,566,380, respectively)	52,214,641	33,566,380
Unrealized gain (loss) on open commodity futures contracts	(15,391,459)	7,753,783
Receivable for shares sold	—	2,104,935
Receivable from Sponsor (Note 4)	51,299	85,686
Dividends receivable	11,339	—
Interest receivable	4,445	15,004
Directors' fees and insurance receivable	22,319	218
ETF transaction fees receivable	—	700

Total assets	$475,618,616	$519,200,984

Liabilities and Capital
Payable due to Broker	$—	$442,429
Payable for shares redeemed	—	2,120,429
Management fees payable (Note 4)	373,759	333,319
Professional fees payable	654,096	633,210
Brokerage commissions payable	43,305	43,305
Directors' fees and insurance payable	53	5,496

Total liabilities	1,071,213	3,578,188

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	474,547,403	515,622,796
Total Capital	474,547,403	515,622,796

Total liabilities and capital	$475,618,616	$519,200,984

Shares outstanding	13,050,000	12,500,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2018

United States Commodity Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Aluminum Futures LA January 2019 contracts, expiring January 2019	$36,377,145	754	$(2,018,308)	(0.44)
LME Tin Futures LT January 2019 contracts, expiring January 2019	42,828,870	454	1,504,230	0.33
LME Zinc Futures LX January 2019 contracts, expiring January 2019	78,531,955	1,261	(271,143)	(0.06)
LME Tin Futures LT April 2019 contracts, expiring April 2019	33,478,866	345	112,790	0.02
LME Zinc Futures LX May 2019 contracts, expiring May 2019	32,946,918	536	(10,853)	0.00 *
	224,163,754	3,350	(683,284)	(0.15)
United States Contracts
NYMEX RBOB Gasoline Futures RB March 2019 contracts, expiring February 2019	32,779,165	595	7,715	0.00 *
ICE Cotton #2 Futures CT March 2019 contracts, expiring March 2019	35,489,270	906	(2,782,670)	(0.60)
CBOT Wheat Futures W March 2019 contracts, expiring March 2019	37,569,250	1,305	(4,732,188)	(1.02)
ICE Cocoa Futures CC March 2019 contracts, expiring March 2019	30,669,380	1,370	2,429,820	0.52
COMEX Copper Futures HG March 2019 contracts, expiring March 2019	33,419,850	493	(992,775)	(0.21)
CME Feeder Cattle Futures FC March 2019 contracts, expiring March 2019	33,488,387	457	43,988	0.01
NYMEX Heating Oil Futures HO April 2019 contracts, expiring March 2019	41,084,917	466	(8,671,727)	(1.87)
COMEX Gold Futures GC April 2019 contracts, expiring April 2019	33,451,810	260	28,390	0.01
NYMEX Natural Gas Futures NG May 2019 contracts, expiring April 2019	30,921,950	1,192	928,290	0.20
CME Live Cattle Futures FC April 2019 contracts, expiring April 2019	32,451,460	664	1,080,540	0.23
CBOT Soybean Meal Futures SM August 2019 contracts, expiring August 2019	33,445,010	1,050	(34,010)	(0.01)
CBOT Corn Futures C December 2019 contracts, expiring December 2019	33,356,287	1,682	73,463	0.02
	408,126,736	10,440	(12,621,164)	(2.72)
Open Futures Contracts - Short**
Foreign Contracts
LME Aluminum Futures LA January 2019 contracts, expiring January 2019	(34,664,722)	754	301,708	0.06
LME Tin Futures LT January 2019 contracts, expiring January 2019	(41,861,500)	454	(2,472,323)	(0.53)
LME Zinc Futures LX January 2019 contracts, expiring January 2019	(79,255,458)	1,261	987,079	0.21
	(155,781,680)	2,469	(1,183,536)	(0.26)
Total Open Futures Contracts***	$476,508,810	16,259	$(14,487,984)	(3.13)

United States Commodity Index Funds Trust
Schedule of Investments (Continued)
At December 31, 2018

United States Commodity Index Fund

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.07%, 1/03/2019	$15,000,000	$14,998,296	3.24
2.16%, 1/10/2019	40,000,000	39,978,587	8.63
2.18%, 1/17/2019	15,000,000	14,985,567	3.24
2.22%, 1/24/2019	8,000,000	7,988,730	1.72
2.22%, 1/31/2019	37,000,000	36,932,187	7.98
2.25%, 2/07/2019	23,000,000	22,947,285	4.96
2.28%, 2/14/2019	54,000,000	53,850,510	11.63
2.29%, 2/21/2019	20,000,000	19,935,768	4.30
2.10%, 2/28/2019	7,000,000	6,976,703	1.51
2.34%, 3/07/2019	57,000,000	56,761,748	12.26
2.12%, 3/28/2019	10,000,000	9,950,431	2.15
2.41%, 4/04/2019	16,000,000	15,901,317	3.43
2.43%, 4/11/2019	30,000,000	29,799,167	6.43
2.22%, 4/25/2019	4,000,000	3,972,450	0.86
2.46%, 5/02/2019	23,000,000	22,812,534	4.93
2.47%, 5/09/2019	2,000,000	1,982,684	0.43
2.43%, 5/23/2019	40,000,000	39,619,756	8.56
2.51%, 6/06/2019	6,000,000	5,935,650	1.28
2.49%, 6/27/2019	25,000,000	24,697,625	5.33
Total Treasury Obligations		430,026,995	92.87

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	2,200,000	2,200,000	0.47
Goldman Sachs Financial Square Funds - Government Fund - Class FS	550,000	550,000	0.12
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	3,650,000	3,650,000	0.79
Total Money Market Funds		6,400,000	1.38
Total Cash Equivalents		$436,426,995	94.25

*	Represents less than 0.005%.

**	All short contracts are offset by long positions in Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

***	Collateral amounted to $50,852,183 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2017

United States Commodity Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
LME Zinc Futures LX January 2018 contracts, expiring January 2018	$35,972,181	446	$1,213,069	0.24
LME Aluminum Futures LA February 2018 contracts, expiring February 2018	41,453,762	840	6,148,048	1.23
ICE Brent Crude Oil Futures CO April 2018 contracts, expiring February 2018	35,223,750	534	255,210	0.05
LME Lead Futures LL April 2018 contracts, expiring April 2018	35,815,794	598	1,402,231	0.28
LME Nickel Futures LN April 2018 contracts, expiring April 2018	35,062,350	495	2,888,310	0.58
LME Tin Futures LT May 2018 contracts, expiring May 2018	36,803,605	377	902,050	0.18
LME Lead Futures LL August 2018 contracts, expiring August 2018	35,868,369	567	(482,358)	(0.10)
LME Zinc Futures LX August 2018 contracts, expiring August 2018	35,569,000	436	279,657	0.05
ICE Gas Oil Futures QS December 2018 contracts, expiring December 2018	33,607,075	612	986,225	0.20
	325,375,886	4,905	13,592,442	2.71
United States Contracts

CME Live Cattle Futures LC February 2018 contracts, expiring February 2018	35,304,070	726	(5,950)	0.00 *
COMEX Copper Futures HG March 2018 contracts, expiring March 2018	33,763,700	430	1,716,675	0.34
NYMEX Natural Gas Futures NG April 2018 contracts, expiring March 2018	36,539,670	1,368	1,066,650	0.21
CME Feeder Cattle Futures FC March 2018 contracts, expiring March 2018	35,426,138	499	171,275	0.03
LME Aluminum Futures LA April 2018 contracts, expiring April 2018	36,208,836	643	315,455	0.06
ICE Sugar #11 Futures SB May 2018 contracts, expiring April 2018	36,330,022	2,151	(145,040)	(0.03)
NYMEX Heating Oil Futures HO June 2018 contracts, expiring May 2018	31,096,531	426	4,297,423	0.86
CBOT Wheat Futures W July 2018 contracts, expiring July 2018	38,725,288	1,573	(3,077,175)	(0.61)
COMEX Gold Futures GC August 2018 contracts, expiring August 2018	34,939,800	271	924,340	0.19
	318,334,055	8,087	5,263,653	1.05
Open Futures Contracts - Short**
Foreign Contracts
LME Zinc Futures LX January 2018 contracts, expiring January 2018	(36,749,919)	446	(438,284)	(0.09)
LME Aluminum Futures LA February 2018 contracts, expiring February 2018	(43,373,100)	840	(4,234,182)	(0.84)
LME Nickel Futures LN April 2018 contracts, expiring April 2018	(31,247,256)	495	(6,706,684)	(1.34)
LME Lead Futures LL April 2018 contracts, expiring April 2018	(36,661,056)	598	(560,927)	(0.11)
LME Tin Futures LT May 2018 contracts, expiring May 2018	(1,458,475)	15	(43,048)	(0.01)
	(149,489,806)	2,394	(11,983,125)	(2.39)
Total Open Futures Contracts***	$494,220,135	15,386	$6,872,970	1.37

United States Commodity Index Funds Trust
Schedule of Investments (Continued)
At December 31, 2017

United States Commodity Index Fund

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.12%, 1/04/2018	$30,000,000	$29,997,213	5.98
1.11%, 1/11/2018	5,000,000	4,998,465	1.00
1.10%, 1/18/2018	10,000,000	9,994,853	1.99
1.12%, 1/25/2018	25,000,000	24,981,417	4.98
0.83%, 2/01/2018	10,000,000	9,992,896	1.99
1.12%, 2/15/2018	5,000,000	4,993,063	1.00
1.06%, 3/01/2018	12,000,000	11,979,399	2.39
1.14%, 3/08/2018	12,000,000	11,975,085	2.39
1.16%, 3/22/2018	10,000,000	9,974,444	1.99
1.07%, 3/29/2018	15,000,000	14,961,672	2.99
1.19%, 4/05/2018	4,000,000	3,987,623	0.80
1.22%, 4/12/2018	10,000,000	9,965,913	1.99
1.23%, 4/19/2018	15,000,000	14,945,212	2.98
1.16%, 4/26/2018	40,000,000	39,853,135	7.95
1.27%, 5/03/2018	20,000,000	19,914,600	3.97
1.32%, 5/10/2018	20,000,000	19,906,117	3.97
1.37%, 5/17/2018	10,000,000	9,948,717	1.99
1.27%, 5/24/2018	25,000,000	24,875,074	4.96
1.43%, 5/31/2018	20,000,000	19,881,667	3.97
1.43%, 6/07/2018	10,000,000	9,938,072	1.98
1.46%, 6/14/2018	10,000,000	9,934,172	1.98
1.27%, 6/21/2018	20,000,000	19,880,181	3.97
1.50%, 6/28/2018	25,000,000	24,815,819	4.95
Total Treasury Obligations		361,694,809	72.16

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	3,000,000	3,000,000	0.60
Goldman Sachs Financial Square Funds - Government Fund - Class FS	3,000,000	3,000,000	0.60
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	3,000,000	3,000,000	0.60
Total Money Market Funds		9,000,000	1.80
Total Cash Equivalents		$370,694,809	73.96

Short-Term Investments
United States Treasury Obligations
U.S. Treasury Bills:
1.35%, 7/19/2018	$15,000,000	$14,889,527	2.97
1.21%, 8/16/2018	16,000,000	15,879,280	3.17
1.32%, 9/13/2018	12,000,000	11,889,358	2.37
1.40%, 10/11/2018	15,000,000	14,837,491	2.96
1.54%, 11/08/2018	6,000,000	5,921,213	1.18
1.69%, 12/06/2018	8,000,000	7,874,900	1.57
Total Treasury Obligations		71,291,769	14.22
Total Short-Term Investments		$71,291,769	14.22

*	Represents less than 0.005%.
**	All short contracts are offset by the same number of Futures Contracts in the corresponding long positions in Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).
***	Collateral amounted to $32,608,929 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2018

United States Copper Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2019 contracts, expiring March 2019*	$12,348,325	174	$(903,475)	(7.85)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.76%, 1/03/2019	$300,000	$299,971	2.61
2.11%, 1/10/2019	700,000	699,634	6.08
2.13%, 1/17/2019	500,000	499,531	4.34
2.15%, 1/24/2019	700,000	699,050	6.08
2.14%, 1/31/2019	200,000	199,647	1.74
2.25%, 2/07/2019	400,000	399,083	3.47
2.24%, 2/14/2019	300,000	299,185	2.60
2.29%, 2/21/2019	350,000	348,872	3.03
2.01%, 2/28/2019	100,000	99,682	0.87
2.34%, 3/07/2019	350,000	348,537	3.03
2.35%, 3/21/2019	400,000	397,946	3.46
2.19%, 3/28/2019	500,000	497,432	4.32
2.40%, 4/04/2019	500,000	496,931	4.32
2.43%, 4/11/2019	500,000	496,660	4.32
2.44%, 4/18/2019	500,000	496,404	4.31
2.36%, 4/25/2019	450,000	446,688	3.88
2.46%, 5/02/2019	100,000	99,185	0.86
2.47%, 5/09/2019	500,000	495,671	4.31
2.45%, 5/23/2019	600,000	594,262	5.17
2.49%, 6/20/2019	200,000	197,677	1.72
2.49%, 6/27/2019	400,000	395,162	3.43
Total Treasury Obligations		8,507,210	73.95

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	620,000	620,000	5.39
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	235,000	235,000	2.04
Total Money Market Funds		855,000	7.43
Total Cash Equivalents		$9,362,210	81.38

Short-Term Investment
United States Treasury Obligation
U.S. Treasury Bill, 2.59%, 8/15/2019	$300,000	$295,216	2.57

*	Collateral amounted to $1,362,458 on open futures contracts.

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
U.S. Treasury Bills:
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

United States Commodity Index Funds Trust
Schedule of Investments
At December 31, 2017

United States Agriculture Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
Foreign Contracts
ICE-Canola Futures RS March 2018 contracts, expiring March 2018	$87,058	11	$(1,314)	(0.07)

United States Contracts
CME Live Cattle Futures LC February 2018 contracts, expiring February 2018	192,810	4	1,670	0.10
ICE Cotton #2 Futures CT March 2018 contracts, expiring March 2018	136,540	4	20,720	1.18
CBOT Wheat Futures W March 2018 contracts, expiring March 2018	182,513	8	(11,713)	(0.67)
ICE Cocoa Futures CC March 2018 contracts, expiring March 2018	80,070	4	(4,390)	(0.25)
KCBT Hard Red Winter Wheat Futures KW March 2018 contracts, expiring March 2018	43,112	2	(387)	(0.02)
CME Feeder Cattle Futures FC March 2018 contracts, expiring March 2018	71,125	1	213	0.01
CME Lean Hogs Futures LH April 2018 contracts, expiring April 2018	149,360	5	1,940	0.11
ICE Sugar #11 Futures SB May 2018 contracts, expiring April 2018	198,005	12	3,864	0.22
CBOT Soybean Meal Futures SM July 2018 contracts, expiring July 2018	67,160	2	(2,460)	(0.14)
CBOT Soybean Oil Futures BO July 2018 contracts, expiring July 2018	21,252	1	(1,080)	(0.06)
ICE Coffee-C Futures KC July 2018 contracts, expiring July 2018	149,756	3	(2,438)	(0.14)
CBOT Soybean Futures S November 2018 contracts, expiring November 2018	196,988	4	(1,838)	(0.11)
CBOT Corn Futures C December 2018 contracts, expiring December 2018	176,712	9	(3,912)	(0.22)
	1,665,403	59	189	0.01
Total Open Futures Contracts*	$1,752,461	70	$(1,125)	(0.06)

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
U.S. Treasury Bills:
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

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

United States Commodity Index Fund

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(54,710,680)	$22,989,718	$(22,063,913)
Change in unrealized gain (loss) on open positions	(21,360,954)	4,817,510	10,637,687
Dividend income	409,565	—	—
Interest income*	9,827,503	4,017,753	1,984,573
ETF transaction fees	26,600	15,750	17,500

Total income (loss)	(65,807,966)	31,840,731	(9,424,153)

Expenses
Management fees (Note 4)	4,645,618	4,126,513	4,810,916
Professional fees	685,742	626,130	553,904
Brokerage commissions	539,884	527,610	776,649
Directors' fees and insurance	91,761	69,558	74,029

Total expenses	5,963,005	5,349,811	6,215,498

Net income (loss)	$(71,770,971)	$26,490,920	$(15,639,651)
Net income (loss) per share	$(4.99)	$2.46	$(0.50)
Net income (loss) per weighted average share	$(5.21)	$2.04	$(1.07)
Weighted average shares outstanding	13,764,384	12,996,575	14,559,973

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

United States Copper Index Fund

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(1,318,188)	$1,468,825	$(19,600)
Change in unrealized gain (loss) on open positions	(1,785,413)	793,363	269,200
Realized gain (loss) on short-term investments	—	(23)	—
Dividend income	13,343	—	—
Interest income*	187,804	80,677	9,625
ETF transaction fees	4,550	4,550	1,400

Total income (loss)	(2,897,904)	2,347,392	260,625

Expenses
Management fees (Note 4)	76,916	67,217	19,170
Professional fees	61,767	48,451	78,043
Brokerage commissions	5,181	5,461	1,628
Directors' fees and insurance	2,100	1,823	392

Total expenses	145,964	122,952	99,233

Expense waiver (Note 4)	(51,300)	(40,153)	(75,640)

Net expenses	94,664	82,799	23,593

Net income (loss)	$(2,992,568)	$2,264,593	$237,032
Net income (loss) per share	$(4.61)	$4.69	$2.12
Net income (loss) per weighted average share	$(4.70)	$3.92	$1.18
Weighted average shares outstanding	636,986	577,397	200,546

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

United States Agriculture Index Fund

	Year ended December 31, 2018 (In Liquidation)*	Year ended December 31, 2017	Year ended December 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(181,039)	$(238,006)	$26,386
Change in unrealized gain (loss) on open positions	1,125	88,575	(95,857)
Realized gain (loss) on foreign currency transactions	51	(31)	(113)
Realized gain (loss) on short-term investments	(286)	—	—
Change in unrealized gain (loss) on foreign currency translations	(13)	612	504
Dividend income	2,777	—	—
Interest income**	15,456	13,898	6,205

Total income (loss)	(161,929)	(134,952)	(62,875)

Expenses
Management fees (Note 4)	7,617	12,013	12,901
Professional fees	26,145	45,273	72,711
Brokerage commissions	1,498	1,923	2,150
Directors' fees and insurance	917	1,144	301

Total expenses	36,177	60,353	88,063

Expense waiver (Note 4)	(26,584)	(45,533)	(72,173)

Net expenses	9,593	14,820	15,890

Net income (loss)	$(171,522)	$(149,772)	$(78,765)
Net income (loss) per share	$(1.72)	$(1.50)	$(0.79)
Net income (loss) per weighted average share	$(1.72)	$(1.50)	$(0.79)
Weighted average shares outstanding	100,000	100,000	100,000

*	USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.
**	Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statement of Operations

For the period ended December 31, 2018*

USCF Canadian Crude Oil Index Fund

Period ended December 31, 2018*
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

* The Sponsor contributed $1,000 on March 31, 2018. UCCO was in registration and had not commenced operations. The Fund filed to withdraw from registration on December 19, 2018.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

United States Commodity Index Funds Trust

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(56,209,907)	$24,220,537	$(22,057,127)
Change in unrealized gain (loss) on open positions	(23,145,242)	5,699,448	10,811,030
Realized gain (loss) on foreign currency transactions	51	(31)	(113)
Realized gain (loss) on short-term investments	(286)	(23)	—
Change in unrealized gain (loss) on foreign currency translations	(13)	612	504
Dividend income	425,685	—	—
Interest income*	10,030,763	4,112,328	2,000,403
ETF transaction fees	31,150	20,300	18,900

Total income (loss)	(68,867,799)	34,053,171	(9,226,403)

Expenses
Management fees (Note 4)	4,730,151	4,205,743	4,842,987
Professional fees	773,654	719,854	704,658
Brokerage commissions	546,563	534,994	780,427
Directors' fees and insurance	94,778	72,525	74,722

Total expenses	6,145,146	5,533,116	6,402,794

Expense waiver (Note 4)	(77,884)	(85,686)	(147,813)

Net expenses	6,067,262	5,447,430	6,254,981

Net income (loss)	$(74,935,061)	$28,605,741	$(15,481,384)

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2018, 2017 and 2016

United States Commodity Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2015	$—	$520,635,970	$520,635,970
Additions	—	207,139,996	207,139,996
Redemptions	—	(75,843,491)	(75,843,491)
Net income (loss)	—	(15,639,651)	(15,639,651)
Balances, at December 31, 2016	—	636,292,824	636,292,824
Additions	—	49,804,005	49,804,005
Redemptions	—	(211,345,839)	(211,345,839)
Net income (loss)	—	26,490,920	26,490,920
Balances, at December 31, 2017	—	501,241,910	501,241,910
Additions	—	183,685,233	183,685,233
Redemptions	—	(150,113,664)	(150,113,664)
Net income (loss)	—	(71,770,971)	(71,770,971)
Balances, at December 31, 2018	$—	$463,042,508	$463,042,508

Statements of Changes in Shares Outstanding

For the years ended December 31, 2018, 2017 and 2016

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2015	—	12,850,000	12,850,000
Additions	—	4,900,000	4,900,000
Redemptions	—	(1,850,000)	(1,850,000)
Shares Outstanding, at December 31, 2016	—	15,900,000	15,900,000
Additions	—	1,250,000	1,250,000
Redemptions	—	(5,350,000)	(5,350,000)
Shares Outstanding, at December 31, 2017	—	11,800,000	11,800,000
Additions	—	4,250,000	4,250,000
Redemptions	—	(3,700,000)	(3,700,000)
Shares Outstanding, at December 31, 2018	—	12,350,000	12,350,000

Net Asset Value Per Share:
At December 31, 2015			$40.52
At December 31, 2016			$40.02
At December 31, 2017			$42.48
At December 31, 2018			$37.49

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2018, 2017 and 2016

United States Copper Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2015	$—	$2,135,390	$2,135,390
Additions	—	3,352,232	3,352,232
Net income (loss)	—	237,032	237,032
Balances, at December 31, 2016	—	5,724,654	5,724,654
Additions	—	12,667,909	12,667,909
Redemptions	—	(8,027,253)	(8,027,253)
Net income (loss)	—	2,264,593	2,264,593
Balances, at December 31, 2017	—	12,629,903	12,629,903
Additions	—	8,406,522	8,406,522
Redemptions	—	(6,538,962)	(6,538,962)
Net income (loss)	—	(2,992,568)	(2,992,568)
Balances, at December 31, 2018	$—	$11,504,895	$11,504,895

Statements of Changes in Shares Outstanding

For the years ended December 31, 2018, 2017 and 2016

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2015	—	150,000	150,000
Additions	—	200,000	200,000
Redemptions	—	—	—
Shares Outstanding, at December 31, 2016	—	350,000	350,000
Additions	—	700,000	700,000
Redemptions	—	(450,000)	(450,000)
Shares Outstanding, at December 31, 2017	—	600,000	600,000
Additions	—	450,000	450,000
Redemptions	—	(350,000)	(350,000)
Shares Outstanding, at December 31, 2018	—	700,000	700,000

Net Asset Value Per Share:
At December 31, 2015			$14.24
At December 31, 2016			$16.36
At December 31, 2017			$21.05
At December 31, 2018			$16.44

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2018, 2017 and 2016 (In Liquidation)*

United States Agriculture Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2015	$—	$1,979,520	$1,979,520
Net income (loss)	—	(78,765)	(78,765)
Balances, at December 31, 2016	—	1,900,755	1,900,755
Net income (loss)	—	(149,772)	(149,772)
Balances, at December 31, 2017	—	1,750,983	1,750,983
Redemptions	—	(1,579,461)	(1,579,461)
Net income (loss)	—	(171,522)	(171,522)
Balances, at December 31, 2018*	$—	$—	$—

Statements of Changes in Shares Outstanding

For the years ended December 31, 2018, 2017 and 2016 (In Liquidation)*

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2015	—	100,000	100,000
Additions	—	—	—
Redemptions	—	—	—
Shares Outstanding, at December 31, 2016	—	100,000	100,000
Additions	—	—	—
Redemptions	—	—	—
Shares Outstanding, at December 31, 2017	—	100,000	100,000
Additions	—	—	—
Redemptions	—	(100,000)	(100,000)
Shares Outstanding, at December 31, 2018*	—	—	—

Net Asset Value Per Share:
At December 31, 2015			$19.80
At December 31, 2016			$19.01
At December 31, 2017			$17.51
At December 31, 2018			$—

* USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statement of Changes in Capital

For the period ended December 31, 2018*

USCF Canadian Crude Oil Index Fund

	Sponsor	Shareholders	Total

Balances, at March 31, 2018*	$—	$—	$—
Additions	1,000	—	1,000
Redemptions	(1,000)	—	(1,000)
Net income (loss)	—	—	—

Balances, at December 31, 2018	$—	$—	$—

* The Sponsor contributed $1,000 on March 31, 2018. UCCO was in registration and had not commenced operations. The Fund filed to withdraw from registration on December 19, 2018.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2018, 2017 and 2016

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2015	$—	$524,750,880	$524,750,880
Additions	—	210,492,228	210,492,228
Redemptions	—	(75,843,491)	(75,843,491)
Net income (loss)	—	(15,481,384)	(15,481,384)

Balances, at December 31, 2016	—	643,918,233	643,918,233
Additions	—	62,471,914	62,471,914
Redemptions	—	(219,373,092)	(219,373,092)
Net income (loss)	—	28,605,741	28,605,741

Balances, at December 31, 2017	—	515,622,796	515,622,796
Additions	1,000	192,091,755	192,092,755
Redemptions	(1,000)	(158,232,087)	(158,233,087)
Net income (loss)	—	(74,935,061)	(74,935,061)

Balances, at December 31, 2018	$—	$474,547,403	$474,547,403

Statements of Changes in Shares Outstanding

For the years ended December 31, 2018, 2017 and 2016

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2015	—	13,100,000	13,100,000
Additions	—	5,100,000	5,100,000
Redemptions	—	(1,850,000)	(1,850,000)
Shares Outstanding, at December 31, 2016	—	16,350,000	16,350,000
Additions	—	1,950,000	1,950,000
Redemptions	—	(5,800,000)	(5,800,000)
Shares Outstanding, at December 31, 2017	—	12,500,000	12,500,000
Additions	—	4,700,000	4,700,000
Redemptions	—	(4,150,000)	(4,150,000)
Shares Outstanding, at December 31, 2018	—	13,050,000	13,050,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

United States Commodity Index Fund

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(71,770,971)	$26,490,920	$(15,639,651)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	71,291,769	(71,291,769)	—
Unrealized (gain) loss on open futures contracts	21,360,954	(4,817,510)	(10,637,687)
(Increase) decrease in dividends receivable	(9,983)	—	—
(Increase) decrease in interest receivable	9,374	(12,337)	—
(Increase) decrease in directors' fees and insurance receivable	(22,319)	—	6,190
(Increase) decrease in ETF transaction fees receivable	350	—	(350)
Increase (decrease) in management fees payable	41,641	(119,158)	85,619
Increase (decrease) in professional fees payable	64,879	(20,651)	(133,821)
Increase (decrease) in brokerage commissions payable	—	(10,710)	11,200
Increase (decrease) in directors' fees and insurance payable	(5,496)	(668)	6,164
Net cash provided by (used in) operating activities	20,960,198	(49,781,883)	(26,302,336)

Cash Flows from Financing Activities:
Addition of shares	183,685,233	49,804,005	207,139,996
Redemption of shares	(152,234,093)	(215,240,793)	(69,828,108)
Net cash provided by (used in) financing activities	31,451,140	(165,436,788)	137,311,888

Net Increase (Decrease) in Cash and Cash Equivalents	52,411,338	(215,218,671)	111,009,552

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	426,097,875	641,316,546	530,306,994
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$478,509,213	$426,097,875	$641,316,546

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$427,657,030	$393,488,946	$601,266,026
Equity in Trading Accounts:
Cash and Cash Equivalents	50,852,183	32,608,929	40,050,520
Total Cash, Cash Equivalents and Equity in Trading Accounts	$478,509,213	$426,097,875	$641,316,546

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

United States Copper Index Fund

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(2,992,568)	$2,264,593	$237,032
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	1,880,591	(2,175,807)	—
Unrealized (gain) loss on open futures contracts	1,785,413	(793,363)	(269,200)
(Increase) decrease in receivable from Sponsor	(11,146)	35,487	(16,039)
(Increase) decrease in dividends receivable	(1,356)	—	—
(Increase) decrease in interest receivable	916	(1,137)	—
(Increase) decrease in directors' fees and insurance receivable	35	(35)	32
(Increase) decrease in ETF transaction fees receivable	350	(350)	—
Increase (decrease) in payable due to Broker	(442,429)	442,429	—
Increase (decrease) in management fees payable	831	2,244	1,882
Increase (decrease) in professional fees payable	884	(28,380)	30,138
Increase (decrease) in directors' fees and insurance payable	53	(47)	47
Net cash provided by (used in) operating activities	221,574	(254,366)	(16,108)

Cash Flows from Financing Activities:
Addition of shares	10,511,457	10,562,974	3,352,232
Redemption of shares	(6,538,962)	(8,027,253)	—
Net cash provided by (used in) financing activities	3,972,495	2,535,721	3,352,232

Net Increase (Decrease) in Cash and Cash Equivalents	4,194,069	2,281,355	3,336,124

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	7,922,175	5,640,820	2,304,696
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$12,116,244	$7,922,175	$5,640,820

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$10,753,786	$7,124,096	$5,387,655
Equity in Trading Accounts:
Cash and Cash Equivalents	1,362,458	798,079	253,165
Total Cash, Cash Equivalents and Equity in Trading Accounts	$12,116,244	$7,922,175	$5,640,820

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

United States Agriculture Index Fund

	Year ended December 31, 2018 (In Liquidation)*	Year ended December 31, 2017	Year ended December 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(171,522)	$(149,772)	$(78,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	296,550	(296,550)	—
Unrealized (gain) loss on open futures contracts	(1,125)	(88,575)	95,856
(Increase) decrease in receivable from Sponsor	45,533	26,640	(15,849)
(Increase) decrease in interest receivable	269	(269)	46
(Increase) decrease in directors' fees and insurance receivable	183	(183)	—
Increase (decrease) in management fees payable	(2,032)	(97)	(42)
Increase (decrease) in professional fees payable	(44,877)	(24,518)	28,414
Increase (decrease) in directors' fees and insurance payable	—	(15)	(49)
Net cash provided by (used in) operating activities	122,979	(533,339)	29,611

Cash Flows from Financing Activities:
Addition of shares	—	—	—
Redemption of shares	(1,579,461)	—	—
Net cash provided by (used in) financing activities	(1,579,461)	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	(1,456,482)	(533,339)	29,611

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	1,456,482	1,989,821	1,960,210
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$—	$1,456,482	$1,989,821

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$—	$1,297,110	$1,781,515
Equity in Trading Accounts:
Cash and Cash Equivalents	—	159,372	208,306
Total Cash, Cash Equivalents and Equity in Trading Accounts	$—	$1,456,482	$1,989,821

* USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statement of Cash Flows

For the period ended December 31, 2018*

USCF Canadian Crude Oil Index Fund

Period ended December 31, 2018*
Cash Flows from Financing Activities:
Addition of shares	$1,000
Redemption of shares	(1,000)
Net cash provided by (used in) financing activities	—

Net Increase (Decrease) in Cash and Cash Equivalents	—

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$—

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$—
Equity in Trading Accounts:
Cash and Cash Equivalents	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$—

* The Sponsor contributed $1,000 on March 31, 2018. UCCO was in registration and had not commenced operations. The Fund filed to withdraw from registration on December 19, 2018.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

United States Commodity Index Funds Trust

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(74,935,061)	$28,605,741	$(15,481,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	73,468,910	(73,764,126)	—
Unrealized (gain) loss on open futures contracts	23,145,242	(5,699,448)	(10,811,031)
(Increase) decrease in receivable from Sponsor	34,387	62,127	(31,888)
(Increase) decrease in dividends receivable	(11,339)	—	—
(Increase) decrease in interest receivable	10,559	(13,743)	46
(Increase) decrease in directors' fees and insurance receivable	(22,101)	(218)	6,222
(Increase) decrease in ETF transaction fees receivable	700	(350)	(350)
Increase (decrease) in payable due to Broker	(442,429)	442,429	—
Increase (decrease) in management fees payable	40,440	(117,011)	87,459
Increase (decrease) in professional fees payable	20,886	(73,549)	(75,269)
Increase (decrease) in brokerage commissions payable	—	(10,710)	11,200
Increase (decrease) in directors' fees and insurance payable	(5,443)	(730)	6,162
Net cash provided by (used in) operating activities	21,304,751	(50,569,588)	(26,288,833)

Cash Flows from Financing Activities:
Addition of shares	194,197,690	60,366,979	210,492,228
Redemption of shares	(160,353,516)	(223,268,046)	(69,828,108)
Net cash provided by (used in) financing activities	33,844,174	(162,901,067)	140,664,120

Net Increase (Decrease) in Cash and Cash Equivalents	55,148,925	(213,470,655)	114,375,287

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	435,476,532	648,947,187	534,571,900
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$490,625,457	$435,476,532	$648,947,187

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$438,410,816	$401,910,152	$608,435,196
Equity in Trading Accounts:
Cash and Cash Equivalents	52,214,641	33,566,380	40,511,991
Total Cash, Cash Equivalents and Equity in Trading Accounts	$490,625,457	$435,476,532	$648,947,187

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years ended December 31, 2018, 2017 and 2016

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011, and the United States Agriculture Index Fund (“USAG”), a commodity pool formed on November 26, 2010 and first made available to the public on April 13, 2012. In addition, a fourth series of the Trust, the USCF Canadian Crude Oil Index Fund (“UCCO”) was formed on June 1, 2016. UCCO was in registration and had not commenced operations as of the filing of this annual report on Form 10-K. UCCO filed to withdraw from registration on December 19, 2018.

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

On August 7, 2018, the Board of Directors of USCF determined that USAG could not continue its business and operations in an economically efficient manner due to USAG’s inability to attract sufficient assets, thereby hindering its ability to operate efficiently. On that date, the Board of Directors of USCF also authorized and approved the closing and liquidation of USAG together with a plan of liquidation for USAG. The Trust filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit a press release and the USAG plan of liquidation. USAG also filed a prospectus supplement with the SEC dated August 8, 2018.

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

All funds listed previously, other than DNO, UHN and USAG, are referred to collectively herein as the “Related Public Funds.”

Effective as of May 1, 2012, each of USCI, CPER and USAG issue shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). Prior to May 1, 2012, each of USCI, CPER and USAG issued shares to Authorized Participants by offering baskets consisting of 100,000 shares through the Marketing Agent. The purchase price for a Creation Basket is based upon the net asset value (“NAV”) of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received. As noted above, as of the filing of this annual report on Form 10-K, USAG is no longer issuing shares.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. Each Trust Series is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

The Trust financial statements included its respective series of funds financial statements including UCCO, USCI, CPER and USAG through December 31, 2018.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2018 for any Trust Series.

Creations and Redemptions

Effective as of May 1, 2012, Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets for USCI, CPER and USAG only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. As noted above, as of the filing of this Annual Report on Form 10-K, USAG is no longer issuing shares.

Each Trust Series receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in each Trust Series' statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2018, USCF held 5 shares of USCI and 40 shares of CPER. As noted above, as of the filing of this Annual Report on Form 10-K, USAG is no longer issuing shares.

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

Reclassification

Certain amounts in the accompanying financial statements were reclassified to conform to the current presentation.

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

On July 30, 2010, USCI received a notice of effectiveness from the SEC for its registration of 50,000,000 shares on Form S-1 with the SEC. On August 10, 2010, USCI listed its shares on the NYSE Arca under the ticker symbol “USCI”. USCI established its initial per share NAV by setting the price at $50.00 and issued 100,000 shares in exchange for $5,000,000 on August 10, 2010. USCI also commenced investment operations on August 10, 2010 by purchasing Futures Contracts traded on the Futures Exchanges. In order to satisfy NYSE Arca listing standards that at least 100,000 shares be outstanding at the beginning of the trading day on the NYSE Arca, USCF purchased the initial Creation Basket from the initial Authorized Participant at the initial offering price. The $1,000 fee that would otherwise be charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF held such initial Creation Basket until September 3, 2010, at which time the initial Authorized Participant repurchased the shares comprising such basket in accordance with the specified conditions noted above. On September 14, 2011, USCF redeemed the 20 Sponsor Shares of USCI and, on September 19, 2011, USCF purchased 5 shares of USCI in the open market.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USAG and CPER were designated as additional series of the Trust. Following the designation of USAG and CPER as additional series, USCF made an initial capital contribution of $3,000 was transferred from USCF to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On September 7, 2018 all Sponsor Shares of USAG were redeemed and USAG discontinued trading and subsequently liquidated and distributed all proceeds to shareholders, as discussed above. In addition, on March 31, 2018, USCF contributed $1,000 to UCCO, which was deemed an initial capital contribution to the series.

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

A new series of the Trust was designated on June 1, 2016, the USCF Canadian Crude Oil Index Fund (“UCCO”). UCCO has not commenced operations as of the filing of this annual report on Form 10-K. USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017. The Fund filed to withdraw from registration on December 19, 2018.

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), plus interest earned on USCI’s collateral holdings, less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by Bloomberg, L.P. (“Bloomberg”). USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Component Futures Contracts, but may fail to closely track the SDCI’s total return movements.

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2018, USCI held 2,253 Futures Contracts on the NYMEX, 2,276 Futures Contracts on the ICE Futures, 4,037 Futures Contracts on the CBOT, 1,121 Futures Contracts on the CME, 5,819 Futures Contracts on the LME and 753 Futures Contracts on the COMEX, totaling 16,259  futures contracts.

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “SCI”), plus interest earned on CPER’s collateral holdings, less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts (as defined below) that comprise the SCI or the prices of any particular group of Futures Contracts. CPER will not seek to achieve a stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Copper-Related Investments (as defined below). The SCI is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts. The SCI is owned and maintained by SHIM and calculated and published by the NYSE Arca. The SCI is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER’s shares began trading on November 15, 2011. As of December 31, 2018, CPER held 174 Futures Contracts on the COMEX.

USAG’s Investment Objective

The investment objective of USAG was for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”), plus interest earned on USAG’s collateral holdings, less USAG’s expenses. USCF did not intend to operate USAG in a fashion such that its per share NAV would equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Agriculture Futures Contracts (as defined below) that comprise the SDAI or the prices of any particular group of Futures Contracts. USAG did not seek to achieve its stated investment objective over a period of time greater than one day. USCF believes that it was not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Agriculture-Related Investments (as defined below). The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SHIM and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the SDAI are traded on ICE Future US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The SDAI is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Agriculture Futures Contracts that at any given time make up the SDAI are referred to herein as “Benchmark Component Agriculture Futures Contracts.” The relative weighting of the Benchmark Component Agriculture Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Agriculture Futures Contracts developed by SHIM.

USAG’s shares began trading on April 13, 2012 and ceased trading on September 7, 2018. As of December 31, 2018, USAG had liquidated all its assets and distributed cash pro rata to all remaining shareholders.

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

Other Commodity-Related Investments and Other Copper-Related Investments are referred to throughout these Notes to Financial Statements collectively as “Other Related Investments.”

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the years ended December 31, 2018, 2017 and 2016, none of the Trust Series incurred any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2018 amounted to be a total of $521,689 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2018 was $91,761, CPER’s portion of such fees and expenses for the year ended December 31, 2018 was $2,100 and USAG’s portion of such fees and expenses for the year ended December 31, 2018 was $917. For the year ended December 31, 2017, these fees and expenses were $536,375 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2017 was $69,558, CPER’s portion of such fees and expenses for the year ended December 31, 2017 was $1,823 and USAG’s portion of such fees and expenses for the year ended December 31, 2017 was $1,144.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series' audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs amounted to a total of $675,000 for the year ended December 31, 2018 for USCI, $60,000 for the year ended December 31, 2018 for CPER and $25,000 for the year ended December 31, 2018 for USAG. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF pays certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2018, USCF waived $51,300 of expenses for CPER and $26,584 of expenses for USAG. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

Brokerage and Futures Commission Merchant Agreements

On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). In addition, the Trust on behalf of each of USCI and CPER entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC, in June of 2018. Each of RBC and WFS are referred to as a “Futures Commissions Merchant” or “FCM.” Each of the Trust's FCM agreements require the FCM to provide services to the applicable Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for the applicable Trust Series' account. In accordance with each agreement, the FCM charges the applicable Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Total commissions accrued to brokers	$539,884	$527,610	$776,649
Total commissions as annualized percentage of average total net assets	0.09%	0.10%	0.13%
Commissions accrued as a result of rebalancing	$508,021	$505,199	$752,519
Percentage of commissions accrued as a result of rebalancing	94.10%	95.75%	96.89%
Commissions accrued as a result of creation and redemption activity	$31,863	$22,411	$24,130
Percentage of commissions accrued as a result of creation and redemption activity	5.90%	4.25%	3.11%

The increase in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to a higher number of contracts held and traded. The decrease in total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to lower number of futures contracts being held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

CPER

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Total commissions accrued to brokers	$5,181	$5,461	$1,628
Total commissions as annualized percentage of average total net assets	0.04%	0.05%	0.06%
Commissions accrued as a result of rebalancing	$4,205	$4,390	$1,455
Percentage of commissions accrued as a result of rebalancing	81.16%	80.39%	89.37%
Commissions accrued as a result of creation and redemption activity	$976	$1,071	$173
Percentage of commissions accrued as a result of creation and redemption activity	18.84%	19.61%	10.63%

The decrease in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to a lower number of contracts held and traded. The increase in total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to higher number of futures contracts being held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USAG

	For the Year Ended December 31, 2018 (In Liquidation)*	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Total commissions accrued to brokers	$1,498	$1,923	$2,150
Total commissions as annualized percentage of average total net assets	0.09%	0.10%	0.11%
Commissions accrued as a result of rebalancing	$1,498	$1,923	$2,150
Percentage of commissions accrued as a result of rebalancing	100.00%	100.00%	100.00%
Commissions accrued as a result of creation and redemption activity	$—	$—	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%	—%	—%

* USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

The increase/decrease in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to a higher/lower number of contracts held and traded. The decrease in total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to lower number of futures contracts being held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by each Trust Series through December 31, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series' cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2018, USCI and CPER held investments in money market funds in the amounts of $6,400,000 and $855,000, respectively. As of December 31, 2017, USCI, CPER and USAG held investments in money market funds in the amounts of $9,000,000, $990,000 and $300,000, respectively. Each Trust Series also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of December 31, 2018 and December 31, 2017, USCI held cash deposits and investments in Treasuries in the amounts of $472,109,213 and $488,389,644, respectively, with the custodian and FCMs. As of December 31, 2018 and December 31, 2017, CPER held cash deposits and investments in Treasuries in the amounts of $11,556,460 and $9,107,982, respectively, with the custodian and FCMs. As of December 31, 2017, USAG held cash deposits and investments in Treasuries in the amount of $1,453,032, with the custodian and FCM. Some or all of these amounts may be subject to loss should the Trust Series' custodian and/or FCMs cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the years ended December 31, 2018, 2017 and 2016 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Per Share Operating Performance:
Net asset value, beginning of year	$42.48	$40.02	$40.52
Total income (loss)	(4.56)	2.87	(0.07)
Total expenses	(0.43)	(0.41)	(0.43)
Net increase (decrease) in net asset value	(4.99)	2.46	(0.50)
Net asset value, end of year	$37.49	$42.48	$40.02

Total Return	(11.75)%	6.15%	(1.23)%

Ratios to Average Net Assets
Total income (loss)	(11.33)%	6.17%	(1.57)%
Management fees	0.80%*	0.80%*	0.80%*
Total expenses excluding management fees	0.23%	0.24%	0.23%
Expenses waived	— %*	— %*	— %*
Net expenses excluding management fees	0.23%	0.24%	0.23%
Net income (loss)	(12.36)%	5.14%	(2.60)%

*	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.

CPER

	Year ended December 31, 2018		Year ended December 31, 2017		Year ended December 31, 2016
Per Share Operating Performance:
Net asset value, beginning of year	$21.05		$16.36		$14.24
Total income (loss)	(4.46)		4.83		2.24
Net expenses	(0.15)		(0.14)		(0.12)
Net increase (decrease) in net asset value	(4.61)		4.69		2.12
Net asset value, end of year	$16.44		$21.05		$16.36

Total Return	(21.90)%		28.67%		14.89%

Ratios to Average Net Assets
Total income (loss)	(24.49)%		22.70%		8.84%
Management fees	0.65	%*	0.65	%*	0.65	%*
Total expenses excluding management fees	0.58%		0.54%		2.71%
Expenses waived	(0.43	)%*†	(0.39	)%*†	(2.56	)%*†
Net expenses excluding management fees	0.15%		0.15%		0.15%
Net income (loss)	(25.29)%		21.90%		8.04%

*	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.

†	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

USAG

	Year ended December 31, 2018 (In Liquidation)*		Year ended December 31, 2017		Year ended December 31, 2016
Per Share Operating Performance:
Net asset value, beginning of year	$17.51		$19.01		$19.80
Total income (loss)	(1.62)		(1.35)		(0.63)
Net expenses	(0.10)		(0.15)		(0.16)
Net increase (decrease) in net asset value	(1.72)		(1.50)		(0.79)
Net asset value, end of year	$15.79	**	$17.51		$19.01

Total Return	(9.82)%		(7.89)%		(3.99)%

Ratios to Average Net Assets
Total income (loss)	(9.43)%		(7.30)%		(3.17)%
Management fees	0.65	%***	0.65	%***	0.65	%***
Total expenses excluding management fees	2.44%		2.62%		3.79%
Expenses waived	(2.29	)%***†	(2.47	)%***†	(3.64	)%***†
Net expenses excluding management fees	0.15%		0.15%		0.15%
Net income (loss)	(9.98)%		(8.10)%		(3.97)%

*	USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.
**	Net asset value as of September 6, 2018.
***	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for USAG.
†	USCF paid certain expenses on a discretionary basis typically borne by USAG where expenses exceeded 0.15% (15 basis points) of USAG’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2018 and 2017.

USCI

	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Total Income (Loss)	$4,264,134	$14,855,407	$(19,156,279)	$(65,771,228)
Total Expenses	1,391,035	1,536,430	1,639,497	1,396,043
Net Income (Loss)	$2,873,099	$13,318,977	$(20,795,776)	$(67,167,271)
Net Income (Loss) per Share	$0.24	$0.98	$(1.24)	$(4.97)

	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
Total Income (Loss)	$(9,365,854)	$(9,718,956)	$21,340,388	$29,585,153
Total Expenses	1,431,730	1,424,635	1,186,116	1,307,330
Net Income (Loss)	$(10,797,584)	$(11,143,591)	$20,154,272	$28,277,823
Net Income (Loss) per Share	$(0.81)	$(0.75)	$1.62	$2.40

CPER

	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Total Income (Loss)	$(1,178,835)	$(389,444)	$(582,529)	$(747,096)
Total Expenses	35,759	33,533	37,461	39,211
Expense Waivers	(8,269)	(10,931)	(15,472)	(16,628)
Net Expenses	27,490	22,602	21,989	22,583
Net Income (Loss)	$(1,206,325)	$(412,046)	$(604,518)	$(769,679)
Net Income (Loss) per Share	$(1.75)	$(0.58)	$(1.12)	$(1.16)

	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
Total Income (Loss)	$392,246	$114,427	$830,774	$1,009,945
Total Expenses	36,305	34,700	29,845	22,102
Expense Waivers	(17,779)	(7,307)	(10,493)	(4,574)
Net Expenses	18,526	27,393	19,352	17,528
Net Income (Loss)	$373,720	$87,034	$811,422	$992,417
Net Income (Loss) per Share	$0.95	$0.19	$1.47	$2.08

USAG

	First Quarter 2018	Second Quarter 2018	Third Quarter 2018*	Fourth Quarter 2018*
Total Income (Loss)	$(13,280)	$(65,797)	$(82,852)	$—
Total Expenses	14,429	12,956	8,792	—
Expense Waivers	(10,899)	(9,525)	(6,160)	—
Net Expenses	3,530	3,431	2,632	—
Net Income (Loss)	$(16,810)	$(69,228)	$(85,484)	$—
Net Income (Loss) per Share	$(0.17)	$(0.69)	$(0.86)	$—

	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
Total Income (Loss)	$(10,243)	$(13,891)	$(113,661)	$2,843
Total Expenses	22,497	7,643	17,981	12,232
Expense Waivers	(18,575)	(3,979)	(14,271)	(8,708)
Net Expenses	3,922	3,664	3,710	3,524
Net Income (Loss)	$(14,165)	$(17,555)	$(117,371)	$(681)
Net Income (Loss) per Share	$(0.14)	$(0.18)	$(1.17)	$(0.01)

* USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of USCI’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$436,426,995	$436,426,995	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,866,820)	(1,866,820)	—	—
United States Contracts	(12,621,164)	(12,621,164)	—	—

During the year ended December 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$441,986,578	$441,986,578	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	1,609,317	1,609,317	—	—
United States Contracts	5,263,653	5,263,653	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$9,657,426	$9,657,426	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(903,475)	(903,475)	—	—

During the year ended December 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$9,590,067	$9,590,067	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	881,938	881,938	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

As noted above, as of the filing of this annual report on Form 10-K, USAG is no longer issuing shares and has liquidated and distributed all proceeds to shareholders. As a result, there is no information available as of December 31, 2018.

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(14,487,984)	$6,872,970

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(903,475)	$881,938

Fair Value of Derivative Instruments Held by USAG

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2018 (In Liquidation)*	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$—	$(1,125)

* USAG ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended December 31, 2018		For the year ended December 31, 2017		For the year ended December 31, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(54,710,680)		$22,989,718		$(22,063,913)

	Change in unrealized gain (loss) on open positions		$(21,360,954)		$4,817,510		$10,637,687

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended December 31, 2018		For the year ended December 31, 2017		For the year ended December 31, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(1,318,188)		$1,468,825		$(19,600)

	Change in unrealized gain (loss) on open positions		$(1,785,413)		$793,363		$269,200

The Effect of Derivative Instruments on the Statements of Operations of USAG

		For the year ended December 31, 2018 (In Liquidation)*		For the year ended December 31, 2017		For the year ended December 31, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(181,039)		$(238,006)		$26,386

	Change in unrealized gain (loss) on open positions		$1,125		$88,575		$(95,857)

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. The Trust has no executive officers. Pursuant to the terms of the LP Agreement, the Trust's affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	56	Chairman of the Board of Directors, Vice President
Andrew F Ngim	58	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	59	Management Director
John P. Love	47	Management Director, President and Chief Executive Officer
Stuart P. Crumbaugh	55	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	60	Chief Compliance Officer
Ray W. Allen	62	Portfolio Manager
Kevin A. Baum	48	Chief Investment Officer, Portfolio Manager
Gordon L. Ellis	72	Independent Director
Malcolm R. Fobes III	54	Independent Director
Peter M. Robinson	61	Independent Director

Ray W. Allen, 62, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) USOU and USOD since July 2017. Mr. Allen also has served as the portfolio manager of (1) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, since October 2017, and (2) the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, since May 2018. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 48, has served as a Portfolio Manager of USCF since March 2016 and as the Chief Investment Officer of USCF since September 1, 2016. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved as an NFA principal, swap associated person, and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person, swap associated person, and branch manager of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 55, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc., the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 56, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Vice President since May 15, 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. In the above roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 47, President and Chief Executive Officer of USCF since May 15, 2015 and Management Director of USCF since October 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 58, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (1) the Stock Split Index Fund from September 2014 to October 2017, and (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, both series of the USCF ETF Trust. Mr. Ngim also serves as the portfolio manager for three funds that are series of the USCF ETF Trust: (1) USCF SummerHaven SHPEI Index Fund from December 2017 to present, (2) USCF SummerHaven SHPEN Index Fund also from December 2017 to present, and (3) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 59, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person and a swap associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 60, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 72, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 54, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 61, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USCIFT. Ray W. Allen and John P. Love make trading and investment decisions for USCIFT. John P. Love and Ray W. Allen execute trades on behalf of USCIFT. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are also registered with the CFTC as Swaps Associated Persons.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas D. Gerber. Mr. John P. Love separately serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of each Trust Series’ independent auditors and the oversight of each Trust Series’ financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and the Trust Series’ customers, employees, suppliers and the communities impacted by each Trust Series. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to the Trust Series’ Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF as the founder of USCF. Because of his background, he is most capable of effectively leading discussions and execution of new strategic objectives while facilitating information flow between USCF and the full Board, including the independent directors, which is essential to effective governance. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, the Trust Series’ and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of a Trust Series’ shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Trust Series’ shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of a Trust Series. To each Trust Series’ knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2018 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USCI, CPER and USAG is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. From May 1, 2014 through December 31, 2018, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI, 0.65% per annum of average daily total net assets for CPER, and 0.65% per annum of average daily total net assets for USAG.

For 2018, each of USCI, CPER and USAG accrued aggregate management fees of $4,645,618, $76,916, and $7,617, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2018 by the directors of USCF. Each of USCI’s, CPER’s and USAG’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2018 was $91,761, $2,100 and $917, respectively.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$19,713	NA	NA	NA	$—	$—	$19,713
Gordon L. Ellis	$19,713	NA	NA	NA	$—	$—	$19,713
Malcolm R. Fobes III (1)	$23,656	NA	NA	NA	$—	$—	$23,656

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF owns any shares of any Trust Series. USCF owns 5 shares of USCI and 40 shares of CPER. In addition, USCF is not aware of any 5% holder of shares of USCI or CPER as of February 20, 2019.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2018	2017
Audit fees	$165,000	$165,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$165,000	$165,000

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2018	2017
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

The fees for services billed to USAG by its independent auditors for the last fiscal year are as follows

	2018	2017
Audit fees	$20,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$20,000	$25,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 93.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Fourth Amended and Restated Declaration of Trust and Trust Agreement.
3.3(5)	Sixth Amended and Restated Limited Liability Company Agreement of the Sponsor.
10.1(7)	Form of Authorized Participant Agreement.
10.2(3)	Marketing Agent Agreement.
10.3(4)	Amendment Agreement to Marketing Agent Agreement.
10.4(3)	Custodian Agreement.
10.5(4)	Amendment Agreement to Custodian Agreement.
10.6(3)	Administrative Agency Agreement.
10.7(4)	Amendment Agreement to Administrative Agency Agreement.
10.16(6)	Amendment No. 2 to the Marketing Agent Agreement.
10.17(6)	Amendment No. 2 to the Custodian Agreement.
10.18(6)	Amendment No. 2 to the Administrative Agency Agreement.
10.19(8)	Amended and Restated Licensing Agreement.
10.20(8)	Amended and Restated Advisory Agreement.
23.1(9)	Consent of Independent Registered Public Accounting Firm.
31.1(9)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(9)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(9)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(9)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(3)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012
(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-195018) filed on March 31, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 24, 2018.
(9)	Filed herewith.

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

Date: February 28, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ John P. Love	Chief Executive Officer of	February 28, 2019
John P. Love	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Stuart P. Crumbaugh	Chief Financial Officer of	February 28, 2019
Stuart P. Crumbaugh	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.

