Form 10-Q
period 2019-03-31
United States Commodity Index Funds Trust
filed 2019-05-09
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes    ☒    No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States Commodity Index Fund	USCI	NYSE Arca, Inc.
Shares of United States Copper Index Fund	CPER	NYSE Arca, Inc.

The number of outstanding shares of each series of the registrant as of May 6, 2019 are included in the table below:

Number of Outstanding Shares as of May 6, 2019
United States Commodity Index Fund	10,700,000
United States Copper Index Fund	850,000
Total	11,550,000

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at March 31, 2019 (Unaudited) and December 31, 2018	2-4

Condensed Schedules of Investments (Unaudited) at March 31, 2019	5-7

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2019 and 2018	8-10

Condensed Statements of Changes in Capital (Unaudited) for the three months ended March 31, 2019 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the three months ended March 31, 2019	11-13

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2019 and 2018	14-16

Notes to Condensed Financial Statements for the period ended March 31, 2019 (Unaudited)	17

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2019 (Unaudited) and December 31, 2018

United States Commodity Index Fund

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $403,949,418 and $427,657,030, respectively) (Notes 2 and 6)	$403,949,418	$427,657,030
Equity in trading accounts:
Cash and cash equivalents (at cost $35,952,692 and $50,852,183, respectively)	35,952,692	50,852,183
Unrealized gain (loss) on open commodity futures contracts	3,662,119	(14,487,984)
Dividends receivable	50,505	9,983
Interest receivable	490	4,224
Directors' fees and insurance receivable	15,752	22,319

Total assets	$443,630,976	$464,057,755

Liabilities and Capital
Payable due to Broker	$4,319,226	$—
Management fees payable (Note 4)	302,975	367,646
Professional fees payable	393,371	604,296
Brokerage commissions payable	43,305	43,305

Total liabilities	5,058,877	1,015,247

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	438,572,099	463,042,508
Total Capital	438,572,099	463,042,508

Total liabilities and capital	$443,630,976	$464,057,755

Shares outstanding	11,300,000	12,350,000
Net asset value per share	$38.81	$37.49
Market value per share	$38.73	$37.53

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2019 (Unaudited) and December 31, 2018

United States Copper Index Fund

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $15,373,384 and $10,753,786, respectively) (Notes 2 and 6)	$15,373,384	$10,753,786
Short-Term Investments (at cost $— and $295,216, respectively) (Note 6)	—	295,216
Equity in trading accounts:
Cash and cash equivalents (at cost $599,223 and $1,362,458, respectively)	599,223	1,362,458
Unrealized gain (loss) on open commodity futures contracts	532,625	(903,475)
Receivable from Sponsor (Note 4)	73,218	51,299
Dividends receivable	3,642	1,356
Interest receivable	61	221

Total assets	$16,582,153	$11,560,861

Liabilities and Capital
Payable due to Broker	$14,739	$—
Management fees payable (Note 4)	6,541	6,113
Professional fees payable	36,625	49,800
Directors' fees and insurance payable	289	53

Total liabilities	58,194	55,966

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	16,523,959	11,504,895
Total Capital	16,523,959	11,504,895

Total liabilities and capital	$16,582,153	$11,560,861

Shares outstanding	900,000	700,000
Net asset value per share	$18.36	$16.44
Market value per share	$18.32	$16.44

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2019 (Unaudited) and December 31, 2018

United States Commodity Index Funds Trust

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $419,322,802 and $438,410,816, respectively) (Notes 2 and 6)	$419,322,802	$438,410,816
Short-Term Investments (at cost $— and $295,216, respectively) (Note 6)	—	295,216
Equity in trading accounts:
Cash and cash equivalents (at cost $36,551,915 and $52,214,641, respectively)	36,551,915	52,214,641
Unrealized gain (loss) on open commodity futures contracts	4,194,744	(15,391,459)
Receivable from Sponsor (Note 4)	73,218	51,299
Dividends receivable	54,147	11,339
Interest receivable	551	4,445
Directors' fees and insurance receivable	15,752	22,319

Total assets	$460,213,129	$475,618,616

Liabilities and Capital
Payable due to Broker	$4,333,965	$—
Management fees payable (Note 4)	309,516	373,759
Professional fees payable	429,996	654,096
Brokerage commissions payable	43,305	43,305
Directors' fees and insurance payable	289	53

Total liabilities	5,117,071	1,071,213

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	455,096,058	474,547,403
Total Capital	455,096,058	474,547,403

Total liabilities and capital	$460,213,129	$475,618,616

Shares outstanding	12,200,000	13,050,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At March 31, 2019

United States Commodity Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts – Long
Foreign Contracts
LME Tin Futures LT April 2019 contracts, expiring April 2019	$33,478,866	345	$3,517,209	0.80
LME Zinc Futures LX May 2019 contracts, expiring May 2019	33,015,122	537	6,638,971	1.52
LME Nickel Futures LN November 2019 contracts, expiring November 2019	31,441,758	399	(41,962)	(0.01)
LME Tin Futures LT November 2019 contracts, expiring November 2019	31,726,430	298	46,995	0.01
ICE Brent Crude Oil Futures CO April 2020 contracts, expiring February 2020	31,371,210	484	316,270	0.07
	161,033,386	2,063	10,477,483	2.39
United States Contracts
NYMEX Heating Oil Futures HO June 2019 contracts, expiring May 2019	31,469,605	378	(117,680)	(0.03)
COMEX Gold Futures GC June 2019 contracts, expiring June 2019	31,790,300	239	(756,150)	(0.17)
CME Live Cattle Futures LC June 2019 contracts, expiring June 2019	31,373,750	655	(195,750)	(0.04)
ICE Sugar #11 Futures SB July 2019 contracts, expiring June 2019	31,305,378	2,217	(69,407)	(0.02)
CBOT Wheat Futures W July 2019 contracts, expiring July 2019	34,742,825	1,333	(3,850,550)	(0.88)
CME Lean Hogs Futures LH July 2019 contracts, expiring July 2019	38,090	1	(1,210)	0.00 *
CME Lean Hogs Futures LH August 2019 contracts, expiring August 2019	30,743,420	797	(1,079,080)	(0.25)
CME Feeder Cattle Futures FC August 2019 contracts, expiring August 2019	30,741,500	405	899,125	0.21
NYMEX RBOB Gasoline Futures RB October 2019 contracts, expiring September 2019	31,360,304	446	133,808	0.03
CBOT Corn Futures C December 2019 contracts, expiring December 2019	31,375,337	1,581	(960,850)	(0.22)
NYMEX Natural Gas Futures NG March 2020 contracts, expiring February 2020	31,370,690	1,070	(169,490)	(0.04)
	316,311,199	9,122	(6,167,234)	(1.41)
Open Futures Contracts - Short**
Foreign Contracts
LME Tin Futures LT April 2019 contracts, expiring April 2019	(36,844,065)	345	(153,680)	(0.04)
LME Zinc Futures LX May 2019 contracts, expiring May 2019	(6,965,176)	101	(494,450)	(0.11)
	(43,809,241)	446	(648,130)	(0.15)
Total Open Futures Contracts***	$433,535,344	11,631	$3,662,119	0.83

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)(Continued)
At March 31, 2019

United States Commodity Index Fund

	Principal Amount	Market Value	% of Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.41%, 4/04/2019	$16,000,000	$15,996,817	3.65
2.43%, 4/11/2019	30,000,000	29,979,917	6.83
2.36%, 4/18/2019	10,000,000	9,988,926	2.28
2.33%, 4/25/2019	20,000,000	19,969,187	4.55
2.46%, 5/02/2019	23,000,000	22,951,971	5.23
2.44%, 5/09/2019	37,000,000	36,905,639	8.41
2.43%, 5/23/2019	40,000,000	39,860,756	9.08
2.42%, 5/30/2019	8,000,000	7,968,468	1.82
2.51%, 6/06/2019	6,000,000	5,972,775	1.36
2.41%, 6/13/2019	25,000,000	24,878,840	5.67
2.41%, 6/20/2019	25,000,000	24,867,222	5.67
2.49%, 6/27/2019	25,000,000	24,851,375	5.66
2.44%, 7/05/2019	12,000,000	11,923,525	2.72
2.46%, 7/11/2019	42,000,000	41,713,223	9.51
2.42%, 7/18/2019	28,000,000	27,798,399	6.34
2.44%, 7/25/2019	21,000,000	20,838,329	4.75
2.46%, 8/08/2019	25,000,000	24,782,312	5.65
2.47%, 8/15/2019	25,000,000	24,769,555	5.64
Total Treasury Obligations		416,017,236	94.82

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	7,200,000	7,200,000	1.64
Goldman Sachs Financial Square Funds - Government Fund - Class FS	8,550,000	8,550,000	1.95
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	8,000,000	8,000,000	1.82
Total Money Market Funds		23,750,000	5.41
Total Cash Equivalents		$439,767,236	100.23

*	Represents less than 0.005%.
**	All short contracts are offset by long positions in Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).
***	Collateral amounted to $35,952,692 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust
Condensed Schedule of Investments (Unaudited)
At March 31, 2019

United States Copper Index Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts – Long
United States Contracts
COMEX Copper Futures HG May 2019 contracts, expiring May 2019	$7,741,162	112	$479,637	2.90
COMEX Copper Futures HG July 2019 contracts, expiring July 2019	8,184,613	112	52,988	0.32
Total Open Futures Contracts*	$15,925,775	224	$532,625	3.22

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.40%, 4/04/2019	$500,000	$499,901	3.03
2.43%, 4/11/2019	500,000	499,666	3.02
2.44%, 4/18/2019	500,000	499,429	3.02
2.36%, 4/25/2019	600,000	599,068	3.63
2.41%, 5/02/2019	600,000	598,765	3.62
2.47%, 5/09/2019	500,000	498,715	3.02
2.38%, 5/16/2019	400,000	398,817	2.41
2.45%, 5/23/2019	600,000	597,899	3.62
2.42%, 5/30/2019	500,000	498,029	3.01
2.41%, 6/06/2019	500,000	497,807	3.01
2.41%, 6/13/2019	700,000	696,608	4.22
2.44%, 6/20/2019	700,000	696,229	4.21
2.49%, 6/27/2019	400,000	397,622	2.41
2.44%, 7/05/2019	500,000	496,814	3.01
2.48%, 7/11/2019	350,000	347,595	2.10
2.42%, 7/18/2019	250,000	248,200	1.50
2.44%, 7/25/2019	300,000	297,690	1.80
2.46%, 8/08/2019	500,000	495,646	3.00
2.54%, 8/15/2019	550,000	544,817	3.30
2.42%, 8/22/2019	1,200,000	1,188,562	7.19
2.48%, 9/05/2019	300,000	296,795	1.80
2.48%, 9/12/2019	500,000	494,431	2.99
2.46%, 9/19/2019	500,000	494,229	2.99
2.41%, 9/26/2019	700,000	691,745	4.19
Total Treasury Obligations		12,575,079	76.10

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,520,000	1,520,000	9.20
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	1,235,000	1,235,000	7.47
Total Money Market Funds		2,755,000	16.67
Total Cash Equivalents		$15,330,079	92.77

*	Collateral amounted to $599,223 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2019 and 2018

United States Commodity Index Fund

	Three months ended March 31, 2019	Three months ended March 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(3,351,005)	$4,628,257
Change in unrealized gain (loss) on open positions	18,150,103	(2,082,239)
Dividend income	114,031	—
Interest income*	2,602,041	1,712,166
ETF transaction fees	4,200	5,950

Total income (loss)	17,519,370	4,264,134

Expenses
Management fees (Note 4)	912,419	1,038,924
Professional fees	164,254	164,254
Brokerage commissions	176,921	169,522
Directors' fees and insurance	22,289	18,335

Total expenses	1,275,883	1,391,035

Net income (loss)	$16,243,487	$2,873,099
Net income (loss) per share	$1.32	$0.24
Net income (loss) per weighted average share	$1.36	$0.23
Weighted average shares outstanding	11,936,667	12,357,222

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2019 and 2018

United States Copper Index Fund

	Three months ended March 31, 2019	Three months ended March 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(263,113)	$362,412
Change in unrealized gain (loss) on open positions	1,436,100	(1,589,363)
Dividend income	7,079	—
Interest income*	59,658	47,066
ETF transaction fees	2,450	1,050

Total income (loss)	1,242,174	(1,178,835)

Expenses
Management fees (Note 4)	18,704	22,329
Professional fees	24,164	10,664
Brokerage commissions	1,509	2,198
Directors' fees and insurance	561	568

Total expenses	44,938	35,759

Expense waiver (Note 4)	(21,918)	(8,269)

Net expenses	23,020	27,490

Net income (loss)	$1,219,154	$(1,206,325)
Net income (loss) per share	$1.92	$(1.75)
Net income (loss) per weighted average share	$1.83	$(1.75)
Weighted average shares outstanding	665,556	691,111

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2019 and 2018

United States Commodity Index Funds Trust

	Three months ended March 31, 2019	Three months ended March 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(3,614,118)	$4,960,130
Change in unrealized gain (loss) on open positions	19,586,203	(3,660,316)
Realized gain (loss) on foreign currency transactions	—	47
Change in unrealized gain (loss) on foreign currency translations	—	(15)
Dividend income	121,110	—
Interest income*	2,661,699	1,765,173
ETF transaction fees	6,650	7,000

Total income (loss)	18,761,544	3,072,019

Expenses
Management fees (Note 4)	931,123	1,064,078
Professional fees	188,418	185,582
Brokerage commissions	178,430	172,393
Directors' fees and insurance	22,850	19,170

Total expenses	1,320,821	1,441,223

Expense waiver (Note 4)	(21,918)	(19,168)

Net expenses	1,298,903	1,422,055

Net income (loss)	$17,462,641	$1,649,964

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2019

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2018	$—	$463,042,508	$463,042,508
Redemptions	—	(40,713,896)	(40,713,896)
Net income (loss)	—	16,243,487	16,243,487

Balances, at March 31, 2019	$—	$438,572,099	$438,572,099

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2019

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2018	—	12,350,000	12,350,000
Additions	—	—	—
Redemptions	—	(1,050,000)	(1,050,000)

Shares Outstanding, at March 31, 2019	—	11,300,000	11,300,000

Net Asset Value Per Share:
At December 31, 2018			$37.49
At March 31, 2019			$38.81

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2019

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2018	$—	$11,504,895	$11,504,895
Additions	—	5,451,099	5,451,099
Redemptions	—	(1,651,189)	(1,651,189)
Net income (loss)	—	1,219,154	1,219,154

Balances, at March 31, 2019	$—	$16,523,959	$16,523,959

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2019

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2018	—	700,000	700,000
Additions	—	300,000	300,000
Redemptions	—	(100,000)	(100,000)

Shares Outstanding, at March 31, 2019	—	900,000	900,000

Net Asset Value Per Share:
At December 31, 2018			$16.44
At March 31, 2019			$18.36

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2019

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2018	$—	$474,547,403	$474,547,403
Additions	—	5,451,099	5,451,099
Redemptions	—	(42,365,085)	(42,365,085)
Net income (loss)	—	17,462,641	17,462,641

Balances, at March 31, 2019	$—	$455,096,058	$455,096,058

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2019

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2018	—	13,050,000	13,050,000
Additions	—	300,000	300,000
Redemptions	—	(1,150,000)	(1,150,000)

Shares Outstanding, at March 31, 2019	—	12,200,000	12,200,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2019 and 2018

United States Commodity Index Fund

	Three months ended March 31, 2019	Three months ended March 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$16,243,487	$2,873,099
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	—	35,669,917
Unrealized (gain) loss on open futures contracts	(18,150,103)	2,082,239
(Increase) decrease in dividends receivable	(40,522)	—
(Increase) decrease in interest receivable	3,734	(34,098)
(Increase) decrease in directors' fees and insurance receivable	6,567	—
(Increase) decrease in ETF transaction fees receivable	—	350
Increase (decrease) in payable due to Broker	4,319,226	—
Increase (decrease) in management fees payable	(64,671)	12,052
Increase (decrease) in professional fees payable	(210,925)	(128,912)
Increase (decrease) in directors' fees and insurance payable	—	7,381
Net cash provided by (used in) operating activities	2,106,793	40,482,028

Cash Flows from Financing Activities:
Addition of shares	—	57,599,905
Redemption of shares	(40,713,896)	(4,261,429)
Net cash provided by (used in) financing activities	(40,713,896)	53,338,476

Net Increase (Decrease) in Cash and Cash Equivalents	(38,607,103)	93,820,504

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	478,509,213	426,097,875
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$439,902,110	$519,918,379

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$403,949,418	$488,134,267
Equity in Trading Accounts:
Cash and Cash Equivalents	35,952,692	31,784,112
Total Cash, Cash Equivalents and Equity in Trading Accounts	$439,902,110	$519,918,379

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2019 and 2018

United States Copper Index Fund

	Three months ended March 31, 2019	Three months ended March 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$1,219,154	$(1,206,325)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	295,216	395,657
Unrealized (gain) loss on open futures contracts	(1,436,100)	1,589,363
(Increase) decrease in receivable from Sponsor	(21,919)	(8,269)
(Increase) decrease in dividends receivable	(2,286)	—
(Increase) decrease in interest receivable	160	(2,563)
(Increase) decrease in directors' fees and insurance receivable	—	35
Increase (decrease) in payable due to Broker	14,739	(442,429)
Increase (decrease) in management fees payable	428	1,477
Increase (decrease) in professional fees payable	(13,175)	(20,569)
Increase (decrease) in directors' fees and insurance payable	236	337
Net cash provided by (used in) operating activities	56,453	306,714

Cash Flows from Financing Activities:
Addition of shares	5,451,099	4,174,486
Redemption of shares	(1,651,189)	—
Net cash provided by (used in) financing activities	3,799,910	4,174,486

Net Increase (Decrease) in Cash and Cash Equivalents	3,856,363	4,481,200

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	12,116,244	7,922,175
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$15,972,607	$12,403,375

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$15,373,384	$10,662,859
Equity in Trading Accounts:
Cash and Cash Equivalents	599,223	1,740,516
Total Cash, Cash Equivalents and Equity in Trading Accounts	$15,972,607	$12,403,375

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2019 and 2018

United States Commodity Index Funds Trust

	Three months ended March 31, 2019	Three months ended March 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$17,462,641	$1,649,964
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	295,216	36,164,341
Unrealized (gain) loss on open futures contracts	(19,586,203)	3,660,316
(Increase) decrease in receivable from Sponsor	(21,919)	(19,168)
(Increase) decrease in dividends receivable	(42,808)	—
(Increase) decrease in interest receivable	3,894	(36,907)
(Increase) decrease in directors' fees and insurance receivable	6,567	218
(Increase) decrease in ETF transaction fees receivable	—	350
Increase (decrease) in payable due to Broker	4,333,965	(442,429)
Increase (decrease) in management fees payable	(64,243)	12,235
Increase (decrease) in professional fees payable	(224,100)	(165,362)
Increase (decrease) in directors' fees and insurance payable	236	7,762
Net cash provided by (used in) operating activities	2,163,246	40,831,320

Cash Flows from Financing Activities:
Addition of shares	5,451,099	61,775,391
Redemption of shares	(42,365,085)	(4,261,429)
Net cash provided by (used in) financing activities	(36,913,986)	57,513,962

Net Increase (Decrease) in Cash and Cash Equivalents	(34,750,740)	98,345,282

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	490,625,457	435,476,532
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$455,874,717	$533,821,814

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$419,322,802	$500,187,061
Equity in Trading Accounts:
Cash and Cash Equivalents	36,551,915	33,634,753
Total Cash, Cash Equivalents and Equity in Trading Accounts	$455,874,717	$533,821,814

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended March 31, 2019 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. A third series of the Trust, the United States Agriculture Index Fund (“USAG”), was liquidated on September 12, 2018, as discussed below. In addition, a fourth series of the Trust, the USCF Canadian Crude Oil Index Fund (“UCCO”), never commenced operations and filed to withdraw from registration on December 19, 2018.

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

USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF previously served as the general partner for the United States Short Oil Fund, LP (“DNO”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), both of which were liquidated in 2018.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

All funds listed previously, other than UCCO, USAG, DNO and UHN, are referred to collectively herein as the “Related Public Funds.”

Effective as of May 1, 2012, each of USCI and CPER issue shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). Prior to May 1, 2012, each of USCI and CPER issued shares to Authorized Participants by offering baskets consisting of 100,000 shares through the Marketing Agent. The purchase price for a Creation Basket is based upon the net asset value (“NAV”) of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received. As noted above, as of the filing of this quarterly report on Form 10-Q, USAG is no longer issuing shares.

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

The Trust financial statements included its respective series of funds financial statements including USCI, CPER, USAG and UCCO through December 31, 2018. For reporting commencing with the March 31, 2019 reporting period, in conjunction with the liquidation of USAG on September 7, 2018 and the withdrawal of UCCO’s registration on December 19, 2018, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2019 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2019, USCF held 5 shares of USCI and 40 shares of CPER.

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

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USAG and CPER were designated as additional series of the Trust. A new series of the Trust was designated on June 1, 2016, the USCF Canadian Crude Oil Index Fund (“UCCO”). USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017. Following the designation of USAG and CPER as additional series, USCF made an initial capital contribution of $3,000 to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On September 7, 2018 all Sponsor Shares of USAG were redeemed and USAG discontinued trading and subsequently liquidated and distributed all proceeds to shareholders, as discussed above. In addition, on March 31, 2018, USCF contributed $1,000 to UCCO, which was deemed an initial capital contribution to the series, and has since been redeemed.

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), plus interest earned on USCI’s collateral holdings, less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by Bloomberg, L.P. USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Component Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or in view of market conditions, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

USCI’s shares began trading on August 10, 2010. As of March 31, 2019, USCI held 1,894 Futures Contracts on the NYMEX, 2,701 Futures Contracts on the ICE Futures, 2,914 Futures Contracts on the CBOT, 1,858 Futures Contracts on the CME, 2,025 Futures Contracts on the LME and 239 Futures Contracts on the COMEX, totaling 11,631 futures contracts.

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

CPER’s shares began trading on November 15, 2011. As of March 31, 2019, CPER held 224 Futures Contracts on the COMEX.

Other Defined Terms – Trust Series

The SDCI and the SCI are referred to throughout these Notes to Condensed Financial Statements collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts and Benchmark Component Copper Futures Contracts are referred to throughout these Notes to Condensed Financial Statements collectively as “Applicable Benchmark Component Futures Contracts.”

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

NOTE 4 — FEES PAID BY EACH TRUST SERIES AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. For these services, each of USCI and CPER is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the three months ended March 31, 2019 and 2018, none of the Trust Series incurred any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors' fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2019 are estimated to be a total of $545,250 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2019 is estimated to be a total of $98,250 and CPER’s portion of such fees and expenses for the year ending December 31, 2019 is estimated to be a total of $3,600.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series' audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $410,000 for the year ending December 31, 2019 for USCI and $40,000 for the year ending December 31, 2019 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF pays certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2019, USCF waived $21,918 of expenses for CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

Brokerage and Futures Commission Merchant Agreements

On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). In addition, the Trust on behalf of each of USCI and CPER entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC (“RBC”), in June of 2018. Each of RBC and WFS are referred to as a “Futures Commissions Merchant” or “FCM.” Each of the Trust's FCM agreements require the FCM to provide services to the applicable Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for the applicable Trust Series' account. In accordance with each agreement, the FCM charges the applicable Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Total commissions accrued to brokers	$176,921	$169,522
Total commissions as annualized percentage of average total net assets	0.16%	0.13%
Commissions accrued as a result of rebalancing	$173,345	$164,193
Percentage of commissions accrued as a result of rebalancing	97.98%	96.86%
Commissions accrued as a result of creation and redemption activity	$3,576	$5,329
Percentage of commissions accrued as a result of creation and redemption activity	2.02%	3.14%

The increase in total commissions accrued to brokers for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due primarily to a higher number of contracts held and traded.

CPER

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Total commissions accrued to brokers	$1,509	$2,198
Total commissions as annualized percentage of average total net assets	0.05%	0.06%
Commissions accrued as a result of rebalancing	$1,286	$1,953
Percentage of commissions accrued as a result of rebalancing	85.22%	88.85%
Commissions accrued as a result of creation and redemption activity	$223	$245
Percentage of commissions accrued as a result of creation and redemption activity	14.78%	11.15%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due primarily to a lower number of contracts held and traded.

SummerHaven Agreements

USCF is party to an Amended and Restated Advisory Agreement, dated as of May 1, 2018, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to USCF with respect to the Applicable Index for each Trust Series and investment decisions for each Trust Series. SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Applicable Index for each Trust Series, anticipated changes to each Applicable Index and the nature of each Applicable Index’s current or anticipated component securities. For these services, USCF pays SummerHaven a fee based on a percentage of the average total net assets of each Trust Series. Prior to May 1, 2018, for USCI, the fee was equal to the percentage fees paid to USCF minus 0.14%, with that result multiplied by 0.5, minus 0.06% to arrive at the actual fee paid. Prior to May 1, 2018, for CPER, the fee was equal to the percentage fees paid to USCF minus 0.18%, with that result multiplied by 0.5, minus 0.6% to arrive at the actual fee paid. USCF and SummerHaven amended and restated the existing Advisory Agreement effective as of May 1, 2018. As of May 1, 2018, USCF pays SummerHaven an annual fee of $15,000 per each Trust Series as well as an annual fee of 0.06% of the average daily total net assets of each Trust Series.

USCF is also party to an Amended and Restated Licensing Agreement, dated as of May 1, 2018, as amended from time to time, with SummerHaven and SHIM, pursuant to which SHIM grants a license to USCF for the use of certain names and marks, including the Applicable Index for each Trust Series in exchange for a fee to be paid by USCF to SHIM. For the year ended December 31, 2018, USCF paid licensing fees to SummerHaven equal to an annual fee of $15,000 per each Trust Series for the, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series. As a result of the amendment and restatement of the Licensing Agreement and Advisory Agreement in May of 2018, the fees required to be paid by USCF to SummerHaven and SHIM in the aggregate have not changed from the aggregate fees paid by USCF under the two agreements prior to the amendment and restatement.

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

All of the futures contracts held by each Trust Series through March 31, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series' cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2019, USCI and CPER held investments in money market funds in the amounts of $23,750,000 and $2,755,000, respectively. As of December 31, 2018, USCI and CPER held investments in money market funds in the amounts of $6,400,000 and $855,000, respectively. Each Trust Series also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2019 and December 31, 2018, USCI held cash deposits and investments in Treasuries in the amounts of $416,152,110 and $472,109,213, respectively, with the custodian and FCMs. As of March 31, 2019 and December 31, 2018, CPER held cash deposits and investments in Treasuries in the amounts of $13,217,607 and $11,556,460, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series' custodian and/or FCMs cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the three months ended March 31, 2019 and 2018 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the three months ended March 31, 2019 (Unaudited)	For the three months ended March 31, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$37.49	$42.48
Total income (loss)	1.43	0.35
Total expenses	(0.11)	(0.11)
Net increase (decrease) in net asset value	1.32	0.24
Net asset value, end of period	$38.81	$42.72

Total Return	3.52%	0.56%

Ratios to Average Net Assets
Total income (loss)	3.79%	0.81%
Management fees*	0.80%**	0.80%**
Total expenses excluding management fees*	0.32%	0.27%
Expenses waived*	— %**	— %**
Net expenses excluding management fees*	0.32%	0.27%
Net income (loss)	3.51%	0.55%

*	Annualized.
**	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
26

CPER

	For the three months ended March 31, 2019 (Unaudited)		For the three months ended March 31, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$16.44		$21.05
Total income (loss)	1.95		(1.71)
Net expenses	(0.03)		(0.04)
Net increase (decrease) in net asset value	1.92		(1.75)
Net asset value, end of period	$18.36		$19.30

Total Return	11.68%		(8.31)%

Ratios to Average Net Assets
Total income (loss)	10.64%		(8.46)%
Management fees*	0.65	%**	0.65	%**
Total expenses excluding management fees*	0.91%		0.39%
Expenses waived*	(0.76	)%**†	(0.24	)%**†
Net expenses excluding management fees*	0.15%		0.15%
Net income (loss)	10.45%		(8.66)%

*	Annualized.
**	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.
†	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

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

The following table summarizes the valuation of USCI’s securities at March 31, 2019 using the fair value hierarchy:

At March 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$439,767,236	$439,767,236	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	9,829,353	9,829,353	—	—
United States Contracts	(6,167,234)	(6,167,234)	—	—

During the three months ended March 31, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$436,426,995	$436,426,995	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,866,820)	(1,866,820)	—	—
United States Contracts	(12,621,164)	(12,621,164)	—	—

During the year ended December 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at March 31, 2019 using the fair value hierarchy:

At March 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$15,330,079	$15,330,079	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	532,625	532,625	—	—

During the three months ended March 31, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$9,657,426	$9,657,426	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(903,475)	(903,475)	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2019	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$3,662,119	$(14,487,984)

Fair Value of Derivative Instruments Held by CPER

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2019	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$532,625	$(903,475)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the three months ended March 31, 2019		For the three months ended March 31, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(3,351,005)		$4,628,257

	Change in unrealized gain (loss) on open positions		$18,150,103		$(2,082,239)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the three months ended March 31, 2019		For the three months ended March 31, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(263,113)		$362,412

	Change in unrealized gain (loss) on open positions		$1,436,100		$(1,589,363)

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

Introduction

The United States Commodity Index Fund (“USCI”) and the United States Copper Index Fund (“CPER”) are each a commodity pool that issues shares representing fractional undivided beneficial interests in USCI and CPER, respectively (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI and CPER are collectively referred to herein as the “Trust Series.” The Trust Series are series of the United States Commodity Funds Index Trust, a Delaware statutory trust formed on December 21, 2009 (the “Trust”). A third series of the Trust, the United States Agriculture Index Fund (“USAG”), was liquidated on September 12, 2018 and a fourth series of the Trust, the USCF Canadian Crude Oil Index Fund (“UCCO”) never commenced operations and filed to withdraw from registration on December 19, 2018. The Trust and each of its series operate pursuant to the Trust’s Fourth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated December 15, 2017. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each of its series are managed and controlled by United States Commodity Funds LLC (“USCF”).

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

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), plus interest earned on USCI’s collateral holdings, less USCI’s expenses. USCF does not intend to operate USCI in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts (as defined below) that comprise the SDCI or the prices of any particular group of Futures Contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. USCI believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Commodity-Related Investments. The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by Bloomberg, L.P. USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Component Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or in view od market conditions, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

USCI shares began trading on August 10, 2010. As of March 31, 2019, USCI held 1,894 Futures Contracts on the NYMEX, 2,701 Futures Contracts on the ICE Futures, 2,914 Futures Contracts on the CBOT, 1,858 Futures Contracts on the CME, 2,025 Futures Contracts on the LME and 239 Futures Contracts on the COMEX, totaling 11,631 futures contracts.

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

CPER’s shares began trading on November 15, 2011. As of March 31, 2019, CPER held 224 Futures Contracts on the COMEX.

Other Defined Terms

The SCI, together with the SDCI, are referred to throughout this quarterly report on Form 10-Q collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts and Benchmark Component Copper Futures Contracts are referred to throughout this quarterly report on Form 10-Q collectively as “Applicable Benchmark Component Futures Contracts.”

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of March 31, 2019, USCI held 1,894 Futures Contracts on the NYMEX, 2,701 Futures Contracts on the ICE Futures, 2,914 Futures Contracts on the CBOT, 1,858 Futures Contracts on the CME, 2,025 Futures Contracts on the LME and 239 Futures Contracts on the COMEX, totaling 11,631 futures contracts. As of March 31, 2019, CPER held 224 Futures Contracts on the COMEX. For the three months ended March 31, 2019, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2019, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act") which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as the Trust Series. A portion of the assets of each Trust Series that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. No Trust Series holds any non-government MMFs and neither Trust Series anticipates investing in any non-government MMFs. However, if a Trust Series invests in other types of MMFs besides government MMFs in the future, such Trust Series could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and a Trust Series may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. A Trust Series cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Commodity Markets

Commodity Futures Price Movements

Three months Ended March 31, 2019

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward/downward trend during the three months ended March 31, 2019. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	3.81%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	14.97%
Bloomberg Commodity Index Total Return(2)	6.32%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	10.38%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2018 was $1,221.18. As of March 31, 2019, the value of the SDCI was $1,267.76, up approximately 3.81% over the three months ended March 31, 2019.

The return of approximately 3.81% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $37.49 and ended the period at $38.81 on March 31, 2019, an increase of approximately 3.52% over the period. USCI’s per share NAV reached its high for the period on February 22, 2019 at $39.58 and reached its low for the period on January 2, 2019 at $37.42. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USCI's per share NAV.

Copper Markets

Copper Futures Price Movements

Three months Ended March 31, 2019

As measured by the two major copper indexes, copper futures prices exhibited a mostly upward/downward trend during the three months ended March 31, 2019. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM (“SCI”)(1)	12.15%
Bloomberg Copper Subindex Total Return(2)	11.99%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2018 was $842.94. As of March 31, 2019, the value of the SCI was $945.37, up approximately 12.15% over the three months ended March 31, 2019.

The return of approximately 12.15% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $16.44 and ended the period at $18.36 on March 31, 2019, an increase of approximately 11.68% over the period. CPER’s per share NAV reached its high for the period on February 27, 2019 at $18.50 and reached its low for the period on January 3, 2019 at $16.04. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect CPER's per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of March 31, 2019, USCI had issued 35,050,000 shares, 11,300,000 of which were outstanding. As of March 31, 2019, there were 14,950,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, CPER and USAG were designated as additional series of the Trust. Following the designation of the additional series, USCF made an initial capital contribution to the Trust. On November 10, 2010, the Trust transferred $1,000 to CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. USCF redeemed all Sponsor Shares of USAG on September 7, 2018. On September 7, 2018, at the close of markets, USAG ceased all trading and all of USAG’s assets were liquidated on September 12, 2018.

The order to permit listing CPER on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its shares on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial offering per share NAV by setting the price at $25.00 and issued 100,000 shares to the initial Authorized Participant, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise be charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of March 31, 2019, CPER had issued 2,000,000 shares, 900,000 of which were outstanding. As of March 31, 2019, there were 28,000,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2019, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

USCI

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Average daily total net assets	$462,545,573	$526,676,932
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,716,072	$1,712,166
Annualized yield based on average daily total net assets	2.38%	1.32%
Management fee	$912,419	$1,038,924
Total fees and other expenses excluding management fees	$363,464	$352,111
Total commissions accrued to brokers	$176,921	$169,522
Total commissions as annualized percentage of average total net assets	0.16%	0.13%
Commissions accrued as a result of rebalancing	$173,345	$164,193
Percentage of commissions accrued as a result of rebalancing	97.98%	96.86%
Commissions accrued as a result of creation and redemption activity	$3,576	$5,329
Percentage of commissions accrued as a result of creation and redemption activity	2.02%	3.14%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 was due primarily to increase in commissions and other operational expenses.

The increase in USCI's total commissions accrued to brokers for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due primarily to a higher number of contracts traded.

CPER

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Average daily total net assets	$11,669,703	$13,931,465
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$66,737	$47,066
Annualized yield based on average daily total net assets	2.32%	1.37%
Management fee	$18,704	$22,329
Total fees and other expenses excluding management fees	$26,234	$13,430
Total amount of the expense waiver	$21,918	$8,269
Expenses before allowance for the expense waiver	$44,938	$35,759
Expenses after allowance for the expense waiver	$23,020	$27,490
Total commissions accrued to brokers	$1,509	$2,198
Total commissions as annualized percentage of average total net assets	0.05%	0.06%
Commissions accrued as a result of rebalancing	$1,286	$1,953
Percentage of commissions accrued as a result of rebalancing	85.22%	88.85%
Commissions accrued as a result of creation and redemption activity	$223	$245
Percentage of commissions accrued as a result of creation and redemption activity	14.78%	11.15%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 was due primarily to CPER’s professional expenses.

The decrease in CPER's total commissions accrued to brokers for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due primarily to a lower number of contracts traded.

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

USCI

For the 30-valuation days ended March 31, 2019, the simple average daily change in the SDCI was 0.0258%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.0263%. The average daily difference was 0.0005% (or 0.05 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (10.50)%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. On a daily basis, USCI is tracking very close to its benchmark. However, large tracking variances can occur when there is a small movement in the benchmark but the difference in the NAV is equal to $0.01. This results in magnification of a small difference.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to March 31, 2019, the simple average daily change in the SDCI was (0.003)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.009)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.015)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended March 31, 2019. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended March 31, 2019.

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

For the three months ended March 31, 2019, the actual total return of USCI as measured by changes in its per share NAV was 3.52%. This is based on an initial per share NAV of $37.49 as of December 31, 2018 and an ending per share NAV as of March 31, 2019 of $38.81. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $38.92 as of March 31, 2019, for a total return over the relevant time period of 3.81%. The difference between the actual per share NAV total return of USCI of 3.52% and the expected total return based on the SDCI of 3.81% was an error over the time period of (0.29)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the three months ended March 31, 2018, the actual total return of USCI as measured by changes in its per share NAV was 0.56%. This was based on an initial per share NAV of $42.48 as of December 31, 2017 and an ending per share NAV as of March 31, 2018 of $42.72. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $42.86 as of March 31, 2018, for a total return over the relevant time period of 0.89%. The difference between the actual per share NAV total return of USCI of 0.56% and the expected total return based on the SDCI of 0.89% was an error over the time period of (0.33)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended March 31, 2019, the simple average daily change in the SCI was 0.200%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.192%. The average daily difference was (0.008)% (or (0.8) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.236)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. Large tracking variances can occur when there is a tiny movement in the benchmark resulting in magnification of small differences.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to March 31, 2019, the simple average daily change in the SCI was (0.005)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.009)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (2.988)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended March 31, 2019. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended March 31, 2019.

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

For the three months ended March 31, 2019, the actual total return of CPER as measured by changes in its per share NAV was 11.68%. This is based on an initial per share NAV of $16.44 as of December 31, 2018 and an ending per share NAV as of March 31, 2019 of $18.36. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $18.44 as of March 31, 2019, for a total return over the relevant time period of 12.17%. The difference between the actual per share NAV total return of CPER of 11.68% and the expected total return based on the SCI of 12.17% was an error over the time period of (0.49)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the three months ended March 31, 2018, the actual total return of CPER as measured by changes in its per share NAV was (8.31)%. This was based on an initial per share NAV of $21.05 as of December 31, 2017 and an ending per share NAV as of March 31, 2018 of $19.30. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $19.39 as of March 31, 2018, for a total return over the relevant time period of (7.89)%. The difference between the actual per share NAV total return of CPER of (8.31)% and the expected total return based on the SCI of (7.89)% was an error over the time period of (0.42)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series' ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series' attempt to track the Applicable Index.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2019. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series' NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index's total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2019. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2019. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2019. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2019. During the three months ended March 31, 2019, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2019, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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
42

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of March 31, 2019.

SDCI Commodity Weights

as of March 31, 2019

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2009 through March 31, 2019.

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

Since the SDCI was launched on December 18, 2009, there is no actual performance history available prior to that date and there is only actual performance history of the SDCI from that date to the present. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, this data on the components and weighting is available for periods prior to December 18, 2009. The table below reflects how the SDCI would have performed from January 1, 2009 through March 31, 2019 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period

from January 1, 2009 through March 31, 2019

Year	Ending Level*	Annual Return
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019 (YTD)	1,267.76	3.81%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2009-3/31/2019 YTD)

Source: Summerhaven Index Management, Bloomberg

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period from December 31, 1997 through March 31, 2019
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI
Total return	9.86%	(17.19)%	172.07%	463.40%
Average annualized return (total)	3.20%	4.87%	8.53%	10.58%
Annualized volatility	15.97%	22.44%	18.60%	14.67%
Annualized Sharpe ratio	0.07	0.12	0.34	0.57

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through March 31, 2019 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2019; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2009 and March 31, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2009-3/31/2019)

Source: SHIM, Bloomberg

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2014-3/31/2019)

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of March 31, 2019.

SCI Commodity Weights

as of March 31, 2019

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2009 through March 31, 2019.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI prior to that date and the actual performance history is available from the date to the present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. As a result, this data on the components and weighting is available for periods prior to November 4, 2010. The table below reflects how the SCI would have performed from January 1, 2009 through March 31, 2019 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2009 through March 31, 2019

Year	Ending Level*	Annual Return
2009	1,153.12	131.93%
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019 (YTD)	945.37	12.15%

*	The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2009-3/31/2019 YTD)

Source: Summerhaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through March 31, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period from December 31, 1997 through March 31, 2019
	BCOM HG TR	Spot Copper (less storage)	SCI TR
Total return	301.00%	105.58%	503.68%
Average annualized return (total)	14.19%	10.12%	16.66%
Annualized volatility	26.16%	25.21%	25.59%
Annualized Sharpe ratio	0.46	0.32	0.56

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through March 31, 2019 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2019; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between March 31, 2009 and March 31, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (3/31/2009-3/31/2019)

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (3/31/2014-3/31/2019)

Source: SHIM, Bloomberg, LME

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series' NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2019, the Trust Series' expenses did not exceed the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series' investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2019, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

Credit Risk

When a Trust Series enters into Futures Contracts and Other Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the Futures Exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. The Trust Series are not currently a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. In addition, the Trust Series face the risk of non-performance by any counterparties to OTC contracts. Unlike in the case of exchange-traded Futures Contracts, the counterparty to an OTC contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in OTC transactions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to a Trust Series in such circumstances.

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series' assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series' assets related to foreign Futures Contracts trading. During the three months ended March 31, 2019, the only foreign exchange on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. During the three months ended March 31, 2019, CPER did not make investments on any foreign exchanges.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2019, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $439,902,110 and $15,972,607, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCMs, as applicable, may be subject to loss should the Trust Series' custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2019, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of March 31, 2019 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the three months ended March 31, 2019, FCM fees were approximately 0.16% of average daily total net assets for USCI, and approximately 0.05% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust.

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

As of March 31, 2019, USCI's portfolio consisted of 11,631 Futures Contracts traded on the Futures Exchanges and CPER's portfolio consisted of 224 Futures Contracts traded on the COMEX. For a list of each of USCI's and CPER's current holdings, please see www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2019, no Trust Series had any OTC activities.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 28, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 21 baskets (comprising 1,050,000 shares) during the first quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/19 to 1/31/19	350,000	$38.21
2/1/19 to 2/28/19	200,000	$39.03
3/1/19 to 3/31/19	500,000	$39.07
Total	1,050,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 2 baskets (comprising 100,000 shares) during the first quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/19 to 1/31/19	100,000	$16.51
2/1/19 to 2/28/19	—	—
3/1/19 to 3/31/19	—	—
Total	100,000

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

Date: May 9, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2019

