Form 10-Q
period 2019-06-30
United States Commodity Index Funds Trust
filed 2019-08-08
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ⌧    Yes    ◻    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ⌧    Yes    ◻    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes    ☒    No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States Commodity Index Fund	USCI	NYSE Arca, Inc.
Shares of United States Copper Index Fund	CPER	NYSE Arca, Inc.

The number of outstanding shares of each series of the registrant as of August 5, 2019 are included in the table below:

Number of Outstanding Shares as of
August 5, 2019
United States Commodity Index Fund	9,200,000
United States Copper Index Fund	600,000
Total	9,800,000

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at June 30, 2019 (Unaudited) and December 31, 2018	2-5

Condensed Schedules of Investments (Unaudited) at June 30, 2019	6-8

Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2019 and 2018	9-12

Condensed Statements of Changes in Capital (Unaudited) for the six months ended June 30, 2019 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the six months ended June 30, 2019

13-16

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018	17-20

Notes to Condensed Financial Statements for the period ended June 30, 2019 (Unaudited)	21

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2019 (Unaudited) and December 31, 2018

United States Commodity Index Fund

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $321,509,576 and $427,657,030, respectively) (Notes 2 and 6)	$321,509,576	$427,657,030
Equity in trading accounts:
Cash and cash equivalents (at cost $33,042,921 and $50,852,183, respectively)	33,042,921	50,852,183
Unrealized gain (loss) on open commodity futures contracts	(4,477,075)	(14,487,984)
Dividends receivable	23,364	9,983
Interest receivable	765	4,224
Directors’ fees and insurance receivable	45,587	22,319

Total assets	$350,145,138	$464,057,755

Liabilities and Capital
Management fees payable (Note 4)	$269,400	$367,646
Professional fees payable	398,991	604,296
Brokerage commissions payable	43,305	43,305

Total liabilities	711,696	1,015,247

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	349,433,442	463,042,508
Total Capital	349,433,442	463,042,508

Total liabilities and capital	$350,145,138	$464,057,755

Shares outstanding	9,450,000	12,350,000
Net asset value per share	$36.98	$37.49
Market value per share	$36.97	$37.53

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2019 (Unaudited) and December 31, 2018

United States Copper Index Fund

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $10,198,319 and $10,753,786, respectively) (Notes 2 and 6)	$10,198,319	$10,753,786
Short-Term Investments (at cost $— and $295,216, respectively) (Note 6)	—	295,216
Equity in trading accounts:
Cash and cash equivalents (at cost $595,810 and $1,362,458, respectively)	595,810	1,362,458
Unrealized gain (loss) on open commodity futures contracts	258,463	(903,475)
Receivable from Sponsor (Note 4)	44,272	51,299
Dividends receivable	555	1,356
Interest receivable	—	221
Directors' fees and insurance receivable	411	—

Total assets	$11,097,830	$11,560,861

Liabilities and Capital
Payable due to Broker	$12,001	$—
Management fees payable (Note 4)	5,888	6,113
Professional fees payable	38,756	49,800
Directors’ fees and insurance payable	—	53

Total liabilities	56,645	55,966

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	11,041,185	11,504,895
Total Capital	11,041,185	11,504,895

Total liabilities and capital	$11,097,830	$11,560,861

Shares outstanding	650,000	700,000
Net asset value per share	$16.99	$16.44
Market value per share	$16.96	$16.44

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Financial Condition

At June 30, 2019* (Unaudited)

USCF Crescent Crypto Index Fund

June 30, 2019*
Assets
Cash (at cost $1,000) (Notes 2 and 6)	$1,000

Total assets	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000
Shareholders	—
Total Capital	1,000

Total liabilities and capital	$1,000

* The Sponsor contributed $1,000 on May 8, 2019. As of June 30, 2019, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2019 (Unaudited) and December 31, 2018

United States Commodity Index Funds Trust

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $331,708,895 and $438,410,816, respectively) (Notes 2 and 6)	$331,708,895	$438,410,816
Short-Term Investments (at cost $— and $295,216, respectively) (Note 6)	—	295,216
Equity in trading accounts:
Cash and cash equivalents (at cost $33,638,731 and $52,214,641, respectively)	33,638,731	52,214,641
Unrealized gain (loss) on open commodity futures contracts	(4,218,612)	(15,391,459)
Receivable from Sponsor (Note 4)	44,272	51,299
Dividends receivable	23,919	11,339
Interest receivable	765	4,445
Directors’ fees and insurance receivable	45,998	22,319

Total assets	$361,243,968	$475,618,616

Liabilities and Capital
Payable due to Broker	$12,001	$—
Management fees payable (Note 4)	275,288	373,759
Professional fees payable	437,747	654,096
Brokerage commissions payable	43,305	43,305
Directors’ fees and insurance payable	—	53

Total liabilities	768,341	1,071,213

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	—
Shareholders	360,474,627	474,547,403
Total Capital	360,475,627	474,547,403

Total liabilities and capital	$361,243,968	$475,618,616

Shares outstanding	10,100,000	13,050,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2019

United States Commodity Index Fund

			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of
	Amount	Contracts	Contracts	Capital
Open Futures Contracts – Long
Foreign Contracts
LME Nickel Futures LN July 2019 contracts, expiring July 2019	$26,487,940	366	$1,268,722	0.36
LME Zinc Futures LX July 2019 contracts, expiring July 2019	26,366,030	406	(534,280)	(0.15)
LME Zinc Futures LX August 2019 contracts, expiring August 2019	24,611,537	390	(169,096)	(0.05)
LME Tin Futures LT November 2019 contracts, expiring November 2019	33,201,495	313	(3,788,885)	(1.08)
LME Nickel Futures LN November 2019 contracts, expiring November 2019	31,441,758	399	(990,078)	(0.28)
ICE Brent Crude Oil Futures CO April 2020 contracts, expiring February 2020	25,981,620	400	(797,620)	(0.23)
	168,090,380	2,274	(5,011,237)	(1.43)
United States Contracts
NYMEX Natural Gas Futures NG September 2019 contracts, expiring August 2019	25,210,080	1,110	120,120	0.04
CME Live Cattle Futures LC August 2019 contracts, expiring August 2019	25,857,220	608	(479,300)	(0.14)
CBOT Soybean Meal Futures SM September 2019 contracts, expiring September 2019	24,940,340	788	62,900	0.02
CBOT Soybean Oil Futures BO September 2019 contracts, expiring September 2019	25,054,950	1,480	244,170	0.07
CBOT Wheat Futures W September 2019 contracts, expiring September 2019	23,660,212	929	830,550	0.24
ICE Cocoa Futures CC September 2019 contracts, expiring September 2019	24,798,050	1,018	(111,550)	(0.03)
ICE Sugar #11 Futures SB October 2019 contracts, expiring September 2019	24,445,579	1,782	741,922	0.21
NYMEX RBOB Gasoline Futures RB October 2019 contracts, expiring September 2019	25,359,239	361	385,837	0.11
CBOT Corn Futures C December 2019 contracts, expiring December 2019	24,282,325	1,097	(614,550)	(0.18)
COMEX Gold Futures GC December 2019 contracts, expiring December 2019	25,103,930	176	(22,170)	(0.01)
CBOT Soybean Futures S January 2020 contracts, expiring January 2020	24,923,063	535	74,812	0.02
	273,634,988	9,884	1,232,741	0.35
Open Futures Contracts - Short*
Foreign Contracts
LME Nickel Futures LN July 2019 contracts, expiring July 2019**	(27,391,370)	366	(367,856)	(0.11)
LME Zinc Futures LX July 2019 contracts, expiring July 2019**	(25,991,170)	406	157,437	0.05
LME Nickel Futures LN November 2019 contracts, expiring November 2019**	(29,816,399)	399	(637,492)	(0.18)
LME Tin Futures LT November 2019 contracts, expiring November 2019**	(4,754,865)	49	149,332	0.04
	(87,953,804)	1,220	(698,579)	(0.20)
Total Open Futures Contracts**	$353,771,564	13,378	$(4,477,075)	(1.28)

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited) (Continued)

At June 30, 2019

United States Commodity Index Fund

	Principal	Market	% of
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.42%, 7/05/2019	$20,000,000	$19,994,669	5.72
2.46%, 7/11/2019	42,000,000	41,971,606	12.01
2.42%, 7/18/2019	28,000,000	27,968,267	8.01
2.44%, 7/25/2019	21,000,000	20,966,260	6.00
2.38%, 8/01/2019	25,000,000	24,949,194	7.14
2.46%, 8/08/2019	25,000,000	24,935,875	7.14
2.47%, 8/15/2019	25,000,000	24,923,750	7.13
2.34%, 9/12/2019	20,000,000	19,905,749	5.70
2.11%, 9/26/2019	9,000,000	8,954,325	2.56
2.36%, 10/03/2019	23,000,000	22,859,470	6.54
2.40%, 10/31/2019	13,000,000	12,895,588	3.69
2.37%, 11/21/2019	30,000,000	29,721,150	8.51
2.13%, 12/05/2019	20,000,000	19,815,961	5.67
2.15%, 12/19/2019	10,000,000	9,899,063	2.83
2.07%, 12/26/2019	9,000,000	8,908,997	2.55
Total Treasury Obligations		318,669,924	91.20

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	4,300,000	4,300,000	1.23
Goldman Sachs Financial Square Funds - Government Fund - Class FS	7,850,000	7,850,000	2.24
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	3,800,000	3,800,000	1.09
Total Money Market Funds		15,950,000	4.56
Total Cash Equivalents		$334,619,924	95.76

*      All short contracts are offset by long positions in Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

**    Collateral amounted to $33,042,921 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2019

United States Copper Index Fund

			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of
	Amount	Contracts	Contracts	Capital
Open Futures Contracts – Long
United States Contracts
COMEX Copper Futures HG September 2019 contracts, expiring September 2019*	$10,799,050	163	$258,463	2.34

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.44%, 7/05/2019	$500,000	$499,866	4.53
2.48%, 7/11/2019	350,000	349,762	3.17
2.41%, 7/18/2019	450,000	449,493	4.07
2.44%, 7/25/2019	300,000	299,518	2.71
2.38%, 8/01/2019	250,000	249,492	2.26
2.44%, 8/08/2019	700,000	698,217	6.32
2.54%, 8/15/2019	550,000	548,285	4.97
2.42%, 8/22/2019	1,200,000	1,195,841	10.83
2.44%, 9/05/2019	500,000	497,787	4.51
2.44%, 9/12/2019	1,000,000	995,113	9.01
2.46%, 9/19/2019	500,000	497,300	4.51
2.41%, 9/26/2019	700,000	695,965	6.30
2.36%, 10/03/2019	600,000	596,334	5.40
2.41%, 10/17/2019	700,000	694,990	6.30
2.40%, 10/31/2019	500,000	495,984	4.49
2.38%, 11/14/2019	400,000	396,441	3.59
Total Treasury Obligations		9,160,388	82.97

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	300,000	300,000	2.72
Goldman Sachs Financial Square Funds - Government Fund - Class FS	800,000	800,000	7.24
Total Money Market Funds		1,100,000	9.96
Total Cash Equivalents		$10,260,388	92.93

*      Collateral amounted to $595,810 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2019 and 2018

United States Commodity Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(12,381,741)	$1,102,409	$(15,732,746)	$5,730,666
Change in unrealized gain (loss) on open positions	(8,139,194)	11,201,433	10,010,909	9,119,194
Dividend income	101,060	126,963	215,091	126,963
Interest income*	2,276,000	2,415,852	4,878,041	4,128,018
ETF transaction fees	8,400	8,750	12,600	14,700

Total income (loss)	(18,135,475)	14,855,407	(616,105)	19,119,541

Expenses
Management fees (Note 4)	789,497	1,257,005	1,701,916	2,295,929
Professional fees	159,343	170,480	323,597	334,734
Brokerage commissions	128,876	84,834	305,797	254,356
Directors’ fees and insurance	24,574	24,111	46,863	42,446

Total expenses	1,102,290	1,536,430	2,378,173	2,927,465

Net income (loss)	$(19,237,765)	$13,318,977	$(2,994,278)	$16,192,076
Net income (loss) per share	$(1.83)	$0.98	$(0.51)	$1.22
Net income (loss) per weighted average share	$(1.84)	$0.93	$(0.27)	$1.21
Weighted average shares outstanding	10,451,099	14,322,527	11,189,779	13,345,304

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2019 and 2018

United States Copper Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(918,550)	$(422,750)	$(1,181,663)	$(60,338)
Change in unrealized gain (loss) on open positions	(274,162)	(12,838)	1,161,938	(1,602,201)
Realized gain (loss) on short-term investments	42	—	42	—
Dividend income	7,298	5,059	14,377	5,059
Interest income*	72,351	39,685	132,009	86,751
ETF transaction fees	1,750	1,400	4,200	2,450

Total income (loss)	(1,111,271)	(389,444)	130,903	(1,568,279)

Expenses
Management fees (Note 4)	21,667	18,372	40,371	40,701
Professional fees	24,433	13,861	48,597	24,525
Brokerage commissions	2,338	808	3,847	3,006
Directors’ fees and insurance	583	492	1,144	1,060

Total expenses	49,021	33,533	93,959	69,292

Expense waiver (Note 4)	(22,353)	(10,931)	(44,271)	(19,200)

Net expenses	26,668	22,602	49,688	50,092

Net income (loss)	$(1,137,939)	$(412,046)	$81,215	$(1,618,371)
Net income (loss) per share	$(1.37)	$(0.58)	$0.55	$(2.33)
Net income (loss) per weighted average share	$(1.49)	$(0.72)	$0.11	$(2.56)
Weighted average shares outstanding	765,934	575,824	716,022	633,149

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the period ended June 30, 2019*

USCF Crescent Crypto Index Fund

Period ended
June 30, 2019*
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

* The Sponsor contributed $1,000 on May 8, 2019. As of June 30, 2019, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2019 and 2018

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(13,300,291)	$668,042	$(16,914,409)	$5,628,172
Change in unrealized gain (loss) on open positions	(8,413,356)	11,127,296	11,172,847	7,466,980
Realized gain (loss) on foreign currency transactions	—	(16)	—	31
Realized gain (loss) on short-term investments	42	—	42	—
Change in unrealized gain (loss) on foreign currency translations	—	(26)	—	(41)
Dividend income	108,358	133,126	229,468	133,126
Interest income*	2,348,351	2,461,594	5,010,050	4,226,767
ETF transaction fees	10,150	10,150	16,800	17,150

Total income (loss)	(19,246,746)	14,400,166	(485,202)	17,472,185

Expenses
Management fees (Note 4)	811,164	1,278,206	1,742,287	2,342,284
Professional fees	183,776	193,803	372,194	379,385
Brokerage commissions	131,214	85,934	309,644	258,327
Directors’ fees and insurance	25,157	24,976	48,007	44,146

Total expenses	1,151,311	1,582,919	2,472,132	3,024,142

Expense waiver (Note 4)	(22,353)	(20,456)	(44,271)	(39,624)

Net expenses	1,128,958	1,562,463	2,427,861	2,984,518

Net income (loss)	$(20,375,704)	$12,837,703	$(2,913,063)	$14,487,667

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2019

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2018	$—	$463,042,508	$463,042,508
Redemptions	—	(110,614,788)	(110,614,788)
Net income (loss)	—	(2,994,278)	(2,994,278)

Balances, at June 30, 2019	$—	$349,433,442	$349,433,442

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2019

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2018	—	12,350,000	12,350,000
Additions	—	—	—
Redemptions	—	(2,900,000)	(2,900,000)

Shares Outstanding, at June 30, 2019	—	9,450,000	9,450,000

Net Asset Value Per Share:
At December 31, 2018			$37.49
At June 30, 2019			$36.98

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2019

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2018	$—	$11,504,895	$11,504,895
Additions	—	6,328,250	6,328,250
Redemptions	—	(6,873,175)	(6,873,175)
Net income (loss)	—	81,215	81,215

Balances, at June 30, 2019	$—	$11,041,185	$11,041,185

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2019

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2018	—	700,000	700,000
Additions	—	350,000	350,000
Redemptions	—	(400,000)	(400,000)

Shares Outstanding, at June 30, 2019	—	650,000	650,000

Net Asset Value Per Share:
At December 31, 2018			$16.44
At June 30, 2019			$16.99

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the period ended June 30, 2019*

USCF Crescent Crypto Index Fund

	Sponsor	Shareholders	Total

Balances, at May 8, 2019*	$—	$—	$—
Additions	1,000	—	1,000
Net income (loss)	—	—	—

Balances, at June 30, 2019	$1,000	$—	$1,000

* The Sponsor contributed $1,000 on May 8, 2019. As of June 30, 2019, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2019

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2018	$—	$474,547,403	$474,547,403
Additions	1,000	6,328,250	6,329,250
Redemptions	—	(117,487,963)	(117,487,963)
Net income (loss)	—	(2,913,063)	(2,913,063)

Balances, at June 30, 2019	$1,000	$360,474,627	$360,475,627

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2019

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2018	—	13,050,000	13,050,000
Additions	—	350,000	350,000
Redemptions	—	(3,300,000)	(3,300,000)

Shares Outstanding, at June 30, 2019	—	10,100,000	10,100,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2019 and 2018

United States Commodity Index Fund

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(2,994,278)	$16,192,076
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	—	45,674,721
Unrealized (gain) loss on open futures contracts	(10,010,909)	(9,119,194)
(Increase) decrease in dividends receivable	(13,381)	(63,678)
(Increase) decrease in interest receivable	3,459	8,427
(Increase) decrease in directors’ fees and insurance receivable	(23,268)	(9,312)
Increase (decrease) in payable due to Broker	—	4,524,345
Increase (decrease) in management fees payable	(98,246)	105,283
Increase (decrease) in professional fees payable	(205,305)	(246,095)
Increase (decrease) in directors’ fees and insurance payable	—	(5,496)
Net cash provided by (used in) operating activities	(13,341,928)	57,061,077

Cash Flows from Financing Activities:
Addition of shares	—	168,652,473
Redemption of shares	(110,614,788)	(6,438,008)
Net cash provided by (used in) financing activities	(110,614,788)	162,214,465

Net Increase (Decrease) in Cash and Cash Equivalents	(123,956,716)	219,275,542

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	478,509,213	426,097,875
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$354,552,497	$645,373,417

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$321,509,576	$607,520,317
Equity in Trading Accounts:
Cash and Cash Equivalents	33,042,921	37,853,100
Total Cash, Cash Equivalents and Equity in Trading Accounts	$354,552,497	$645,373,417

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2019 and 2018

United States Copper Index Fund

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$81,215	$(1,618,371)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	295,216	1,189,033
Unrealized (gain) loss on open futures contracts	(1,161,938)	1,602,201
(Increase) decrease in receivable from Sponsor	7,027	20,954
(Increase) decrease in dividends receivable	801	(2,749)
(Increase) decrease in interest receivable	221	862
(Increase) decrease in directors’ fees and insurance receivable	(411)	(313)
(Increase) decrease in ETF transaction fees receivable	—	350
Increase (decrease) in payable due to Broker	12,001	(442,429)
Increase (decrease) in management fees payable	(225)	771
Increase (decrease) in professional fees payable	(11,044)	(35,169)
Increase (decrease) in directors’ fees and insurance payable	(53)	—
Net cash provided by (used in) operating activities	(777,190)	715,140

Cash Flows from Financing Activities:
Addition of shares	6,328,250	6,198,272
Redemption of shares	(6,873,175)	(4,811,488)
Net cash provided by (used in) financing activities	(544,925)	1,386,784

Net Increase (Decrease) in Cash and Cash Equivalents	(1,322,115)	2,101,924

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	12,116,244	7,922,175
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$10,794,129	$10,024,099

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$10,198,319	$8,824,188
Equity in Trading Accounts:
Cash and Cash Equivalents	595,810	1,199,911
Total Cash, Cash Equivalents and Equity in Trading Accounts	$10,794,129	$10,024,099

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Cash Flows (Unaudited)

For the period ended June 30, 2019*

USCF Crescent Crypto Index Fund

Period ended
June 30, 2019*
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

* The Sponsor contributed $1,000 on May 8, 2019. As of June 30, 2019, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2019 and 2018

United States Commodity Index Funds Trust

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(2,913,063)	$14,487,667
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	295,216	47,061,537
Unrealized (gain) loss on open futures contracts	(11,172,847)	(7,466,980)
(Increase) decrease in receivable from Sponsor	7,027	46,062
(Increase) decrease in dividends receivable	(12,580)	(66,995)
(Increase) decrease in interest receivable	3,680	9,551
(Increase) decrease in directors’ fees and insurance receivable	(23,679)	(10,384)
(Increase) decrease in ETF transaction fees receivable	—	350
Increase (decrease) in payable due to Broker	12,001	4,081,916
Increase (decrease) in management fees payable	(98,471)	106,015
Increase (decrease) in professional fees payable	(216,349)	(302,712)
Increase (decrease) in directors’ fees and insurance payable	(53)	(5,496)
Net cash provided by (used in) operating activities	(14,119,118)	57,940,531

Cash Flows from Financing Activities:
Addition of shares	6,329,250	174,851,745
Redemption of shares	(117,487,963)	(11,249,496)
Net cash provided by (used in) financing activities	(111,158,713)	163,602,249

Net Increase (Decrease) in Cash and Cash Equivalents	(125,277,831)	221,542,780

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	490,625,457	435,476,532
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$365,347,626	$657,019,312

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$331,708,895	$617,796,634
Equity in Trading Accounts:
Cash and Cash Equivalents	33,638,731	39,222,678
Total Cash, Cash Equivalents and Equity in Trading Accounts	$365,347,626	$657,019,312

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended June 30, 2019 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, and the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. A new series of the Trust, the USCF Crescent Crypto Index Fund (“XBET”) was formed on May 7, 2019 and is currently in registration. Additional series of the Trust include: the United States Agriculture Index Fund (“USAG”), which was liquidated on September 12, 2018, as discussed below, and the USCF Canadian Crude Oil Index Fund (“UCCO”), which never commenced operations and was terminated as a series on May 8, 2019.

USCI and CPER each issue shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”), and, until September 6, 2018, USAG issued shares that were purchased and sold on NYSE Arca. USCI and CPER are collectively referred to herein as the “Trust Series.” The Trust, and each of its series operates pursuant to the Fourth Amended and Restated Declaration of Trust and Trust Agreement dated as of December 15, 2017 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and each of its series and is also responsible for the management of the Trust and each of its series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

All funds listed previously, other than XBET, UCCO, USAG, DNO and UHN, are referred to collectively herein as the “Related Public Funds.”

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. Each Trust Series is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

The Trust financial statements included its respective series of funds financial statements including USCI, CPER, USAG, UCCO and XBET through June 30, 2019. For reporting commencing with the June 30, 2019 reporting period, and in conjunction with the liquidation of USAG on September 7, 2018 and the withdrawal of UCCO’s registration on December 19, 2018, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2019 for any Trust Series.

Creations and Redemptions

Effective as of May 1, 2012, Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets for USCI and CPER only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

Each Trust Series receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in each Trust Series’ condensed statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of June 30, 2019, USCF held 5 shares of USCI and 40 shares of CPER.

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

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USAG and CPER were designated as additional series of the Trust. USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017. Following the designation of USAG and CPER as additional series, USCF made an initial capital contribution of $3,000 to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On September 7, 2018 all Sponsor Shares of USAG were redeemed and USAG discontinued trading and subsequently liquidated and distributed all proceeds to shareholders, as discussed above. In addition, USCF Canadian Crude Oil Index Fund (“UCCO”) was designated a series on June 1, 2016 and the USCF Crescent Crypto Index Fund (“XBET”) was designated as a series on May 7, 2019. On March 31, 2018, USCF contributed $1,000 to UCCO, which was deemed an initial capital contribution to the series, and has since been redeemed. UCCO never commenced operations and  was terminated as a series on May 8, 2019. Further, on May 8, 2019, USCF contributed $1,000 to XBET in exchange for 20 Sponsor Shares of the series, which was deemed an initial capital contribution to the series.

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

USCI’s shares began trading on August 10, 2010. As of June 30, 2019, USCI held 1,471 Futures Contracts on the NYMEX, 3,200 Futures Contracts on the ICE Futures, 4,829 Futures Contracts on the CBOT, 608 Futures Contracts on the CME, 3,094 Futures Contracts on the LME and 176 Futures Contracts on the COMEX, totaling 13,378 futures contracts.

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

CPER’s shares began trading on November 15, 2011. As of June 30, 2019, CPER held 163 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the six months ended June 30, 2019 and 2018, none of the Trust Series incurred any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2019 are estimated to be a total of $543,500 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2019 is estimated to be a total of $95,500 and CPER’s portion of such fees and expenses for the year ending December 31, 2019 is estimated to be a total of $2,400.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $400,000 for the year ending December 31, 2019 for USCI and $45,000 for the year ending December 31, 2019 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF pays certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2019, USCF waived $44,271 of expenses for CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

NOTE 5 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

USCF and the Trust, each on its own behalf and on behalf of each Trust Series, are party to a marketing agent agreement, dated as of July 22, 2010, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for each Trust Series as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on each Trust Series’ assets up to $3 billion and 0.04% on each Trust Series’ assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of each Trust Series’ offering.

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

Brokerage and Futures Commission Merchant Agreements

On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). In addition, the Trust on behalf of each of USCI and CPER entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC (“RBC”), in June of 2018. Each of RBC and WFS are referred to as a “Futures Commissions Merchant” or “FCM.” Each of the Trust’s FCM agreements require the FCM to provide services to the applicable Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for the applicable Trust Series’ account. In accordance with each agreement, the FCM charges the applicable Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	For the six months	For the six months
	ended	ended
	June 30, 2019	June 30, 2018
Total commissions accrued to brokers	$305,797	$254,356
Total commissions as annualized percentage of average total net assets	0.14%	0.09%
Commissions accrued as a result of rebalancing	$295,457	$235,871
Percentage of commissions accrued as a result of rebalancing	96.62%	92.73%
Commissions accrued as a result of creation and redemption activity	$10,340	$18,485
Percentage of commissions accrued as a result of creation and redemption activity	3.38%	7.27%

The increase in total commissions accrued to brokers for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due primarily to a higher number of contracts held and traded.

CPER

	For the six months	For the six months
	ended	ended
	June 30, 2019	June 30, 2018
Total commissions accrued to brokers	$3,847	$3,006
Total commissions as annualized percentage of average total net assets	0.06%	0.05%
Commissions accrued as a result of rebalancing	$3,378	$2,331
Percentage of commissions accrued as a result of rebalancing	87.81%	77.54%
Commissions accrued as a result of creation and redemption activity	$469	$675
Percentage of commissions accrued as a result of creation and redemption activity	12.19%	22.46%

The increase in total commissions accrued to brokers for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due primarily to a higher number of contracts held and traded.

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

All of the futures contracts held by each Trust Series through June 30, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2019, USCI and CPER held investments in money market funds in the amounts of $15,950,000 and $1,100,000, respectively. As of December 31, 2018, USCI and CPER held investments in money market funds in the amounts of $6,400,000 and $855,000, respectively. Each Trust Series also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2019 and December 31, 2018, USCI held cash deposits and investments in Treasuries in the amounts of $338,602,497 and $472,109,213, respectively, with the custodian and FCMs. As of June 30, 2019 and December 31, 2018, CPER held cash deposits and investments in Treasuries in the amounts of $9,694,129 and $11,556,460, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the six months ended June 30, 2019 and 2018 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the six months ended	For the six months ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$37.49	$42.48
Total income (loss)	(0.30)	1.44
Total expenses	(0.21)	(0.22)
Net increase (decrease) in net asset value	(0.51)	1.22
Net asset value, end of period	$36.98	$43.70

Total Return	(1.36)%	2.87%

Ratios to Average Net Assets
Total income (loss)	(0.14)%	3.30%
Management fees*	0.80%**	0.80%**
Total expenses excluding management fees*	0.32%	0.22%
Expenses waived*	— %**	— %**
Net expenses excluding management fees*	0.32%	0.22%
Net income (loss)	(0.70)%	2.80%

*      Annualized.

**    Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.

CPER

	For the six months ended		For the six months ended
	June 30, 2019		June 30, 2018
	(Unaudited)		(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$16.44		$21.05
Total income (loss)	0.62		(2.25)
Net expenses	(0.07)		(0.08)
Net increase (decrease) in net asset value	0.55		(2.33)
Net asset value, end of period	$16.99		$18.72

Total Return	3.35%		(11.07)%

Ratios to Average Net Assets
Total income (loss)	1.05%		(12.42)%
Management fees*	0.65	%**	0.65	%**
Total expenses excluding management fees*	0.86%		0.46%
Expenses waived*	(0.71)	%**†	(0.31)	%**†
Net expenses excluding management fees*	0.15%		0.15%
Net income (loss)	0.65%		(12.82)%

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

The following table summarizes the valuation of USCI’s securities at June 30, 2019 using the fair value hierarchy:

At June 30, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$334,619,924	$334,619,924	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(5,709,816)	(5,709,816)	—	—
United States Contracts	1,232,741	1,232,741	—	—

During the six months ended June 30, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$436,426,995	$436,426,995	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,866,820)	(1,866,820)	—	—
United States Contracts	(12,621,164)	(12,621,164)	—	—

During the year ended December 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at June 30, 2019 using the fair value hierarchy:

At June 30, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$10,260,388	$10,260,388	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	258,463	258,463	—	—

During the six months ended June 30, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$9,657,426	$9,657,426	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(903,475)	(903,475)	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not	Condensed
Accounted for	Statements of	Fair Value	Fair Value
as Hedging	Financial	At June 30,	At December 31,
Instruments	Condition Location	2019	2018
Futures - Commodity Contracts	Assets	$(4,477,075)	$(14,487,984)

Fair Value of Derivative Instruments Held by CPER

Derivatives not	Condensed
Accounted for	Statements of	Fair Value	Fair Value
as Hedging	Financial	At June 30,	At December 31,
Instruments	Condition Location	2019	2018
Futures - Commodity Contracts	Assets	$258,463	$(903,475)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the six months ended		For the six months ended
		June 30, 2019		June 30, 2018
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(15,732,746)		$5,730,666

	Change in unrealized gain (loss) on open positions		$10,010,909		$9,119,194

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the six months ended		For the six months ended
		June 30, 2019		June 30, 2018
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(1,181,663)		$(60,338)

	Change in unrealized gain (loss) on open positions		$1,161,938		$(1,602,201)

NOTE 9 — SUBSEQUENT EVENTS

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

The Trust has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and the Trust assumes no obligation to update any such forward-looking statements. Although the Trust undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Trust may make directly to them or through reports that the Trust files in the future with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

The United States Commodity Index Fund (“USCI”) and the United States Copper Index Fund (“CPER”) are each a commodity pool that issues shares representing fractional undivided beneficial interests in USCI and CPER, respectively (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI and CPER are collectively referred to herein as the “Trust Series.” The Trust Series are series of the United States Commodity Funds Index Trust, a Delaware statutory trust formed on December 21, 2009 (the “Trust”). A new series of the Trust, the USCF Crescent Crypto Index Fund (“XBET”) was formed on May 7, 2019. Additional series of the Trust include: the United States Agriculture Index Fund (“USAG”), which was liquidated on September 12, 2018, and the USCF Canadian Crude Oil Index Fund (“UCCO”), which never commenced operations and was terminated as a series on May 8, 2019. The Trust and each of its series operate pursuant to the Trust’s Fourth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated December 15, 2017. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each of its series are managed and controlled by United States Commodity Funds LLC (“USCF”).

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

USCI shares began trading on August 10, 2010. As of June 30, 2019, USCI held 1,471 Futures Contracts on the NYMEX, 3,200 Futures Contracts on the ICE Futures, 4,829 Futures Contracts on the CBOT, 608 Futures Contracts on the CME, 3,094 Futures Contracts on the LME and 176 Futures Contracts on the COMEX, totaling 13,378 futures contracts.

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

CPER’s shares began trading on November 15, 2011. As of June 30, 2019, CPER held 163 Futures Contracts on the COMEX.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of June 30, 2019, USCI held 1,471 Futures Contracts on the NYMEX, 3,200 Futures Contracts on the ICE Futures, 4,829 Futures Contracts on the CBOT, 608 Futures Contracts on the CME, 3,094 Futures Contracts on the LME and 176 Futures Contracts on the COMEX, totaling 13,378 futures contracts. As of June 30, 2019, CPER held 163 Futures Contracts on the COMEX. For the six months ended June 30, 2019, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the six months ended June 30, 2019, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC adopted margin rules for security-based swap dealers and major security-based swap participants on June 21, 2019. The SEC’s margin rules are generally aligned with the Final Margin Rules and the CFTC’s margin rules, but they differ in a few key respects relating to timing for compliance and the manner in which initial margin must be segregated. The Trust Series do not currently engage in security-based swap transactions and, therefore, the SEC’s margin rules are not expected to apply to any Trust Series.

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

Commodity Markets

Commodity Futures Price Movements

Six Months Ended June 30, 2019

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward/downward trend during the six months ended June 30, 2019. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	(0.75)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	13.34%
Bloomberg Commodity Index Total Return(2)	5.06%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	9.58%
(1)The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)Source: Bloomberg

The value of the SDCI as of December 31, 2018 was $1,221.18. As of June 30, 2019, the value of the SDCI was $1,212.06, down approximately (0.75)% over the six months ended June 30, 2019.

The return of approximately (0.75)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $37.49 and ended the period at $36.98 on June 30, 2019, a decrease of approximately (1.36)% over the period. USCI’s per share NAV reached its high for the period on April 12, 2019 at $39.65 and reached its low for the period on June 5, 2019 at $36.24. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USCI's per share NAV.

Copper Markets

Copper Futures Price Movements

Six Months Ended June 30, 2019

As measured by the two major copper indexes, copper futures prices exhibited a mostly upward/downward trend during the six months ended June 30, 2019. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM (“SCI”)(1)	3.97%
Bloomberg Copper Subindex Total Return(2)	3.81%
(1)The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)Source: Bloomberg

The value of the SCI as of December 31, 2018 was $842.94. As of June 30, 2019, the value of the SCI was $876.41, up approximately 3.97% over the six months ended June 30, 2019.

The return of approximately 3.97% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $16.44 and ended the period at $16.99 on June 30, 2019, an increase of approximately 3.35% over the period. CPER’s per share NAV reached its high for the period on April 17, 2019 at $18.58 and reached its low for the period on January 3, 2019 at $16.04. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect CPER's per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of June 30, 2019, USCI had issued 35,050,000 shares, 9,450,000 of which were outstanding. As of June 30, 2019, there were 14,950,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, CPER and USAG were designated as additional series of the Trust. Following the designation of the additional series, USCF made an initial capital contribution to the Trust. On November 10, 2010, the Trust transferred $1,000 to CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. USCF redeemed all Sponsor Shares of USAG on September 7, 2018. On September 7, 2018, at the close of markets, USAG ceased all trading and all of USAG’s assets were liquidated on September 12, 2018. Further, on May 8, 2019, USCF contributed $1,000 to XBET in exchange for 20 Sponsor Shares of the series, which was deemed an initial capital contribution to the series.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of June 30, 2019, CPER had issued 2,050,000 shares, 650,000 of which were outstanding. As of June 30, 2019, there were 27,950,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2019, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

USCI

	For the six	For the six
	months ended	months ended
	June 30, 2019	June 30, 2018
Average daily total net assets	$429,005,158	$578,738,964
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$5,093,132	$4,254,981
Annualized yield based on average daily total net assets	2.39%	1.48%
Management fee	$1,701,916	$2,295,929
Total fees and other expenses excluding management fees	$676,257	$631,536
Total commissions accrued to brokers	$305,797	$254,356
Total commissions as annualized percentage of average total net assets	0.14%	0.09%
Commissions accrued as a result of rebalancing	$295,457	$235,871
Percentage of commissions accrued as a result of rebalancing	96.62%	92.73%
Commissions accrued as a result of creation and redemption activity	$10,340	$18,485
Percentage of commissions accrued as a result of creation and redemption activity	3.38%	7.27%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2019, compared to the six months ended June 30, 2018 was due primarily to increase in commissions paid.

The increase in USCI's total commissions accrued to brokers for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due primarily to a higher number of contracts traded and higher commission cost per trade.

CPER

	For the six	For the six
	months ended	months ended
	June 30, 2019	June 30, 2018
Average daily total net assets	$12,524,641	$12,627,222
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$146,386	$91,810
Annualized yield based on average daily total net assets	2.36%	1.47%
Management fee	$40,371	$40,701
Total fees and other expenses excluding management fees	$53,588	$28,591
Total amount of the expense waiver	$44,271	$19,200
Expenses before allowance for the expense waiver	$93,959	$69,292
Expenses after allowance for the expense waiver	$49,688	$50,092
Total commissions accrued to brokers	$3,847	$3,006
Total commissions as annualized percentage of average total net assets	0.06%	0.05%
Commissions accrued as a result of rebalancing	$3,378	$2,331
Percentage of commissions accrued as a result of rebalancing	87.81%	77.54%
Commissions accrued as a result of creation and redemption activity	$469	$675
Percentage of commissions accrued as a result of creation and redemption activity	12.19%	22.46%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2019, compared to the six months ended June 30, 2018 was due primarily to CPER’s higher professional expenses.

The increase in CPER's total commissions accrued to brokers for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due primarily to a higher number of contracts traded and higher commission cost per trade.

For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

USCI

	For the three	For the three
	months ended	months ended
	June 30, 2019	June 30, 2018
Average daily total net assets	$395,833,318	$630,228,886
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,377,060	$2,542,815
Annualized yield based on average daily total net assets	2.41%	1.62%
Management fee	$789,497	$1,257,005
Total fees and other expenses excluding management fees	$312,793	$279,425
Total commissions accrued to brokers	$128,876	$84,834
Total commissions as annualized percentage of average total net assets	0.13%	0.05%
Commissions accrued as a result of rebalancing	$122,112	$71,678
Percentage of commissions accrued as a result of rebalancing	94.75%	84.49%
Commissions accrued as a result of creation and redemption activity	$6,764	$13,156
Percentage of commissions accrued as a result of creation and redemption activity	5.25%	15.51%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2019, compared to the three months ended June 30, 2018 was due primarily to USCI’s increase in commission paid.

The increase in total commissions accrued to brokers for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was due primarily to a higher number of contracts traded and higher commission cost per trade.

CPER

	For the three	For the three
	months ended	months ended
	June 30, 2019	June 30, 2018
Average daily total net assets	$13,370,184	$11,337,311
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$79,649	$44,744
Annualized yield based on average daily total net assets	2.39%	1.58%
Management fee	$21,667	$18,372
Total fees and other expenses excluding management fees	$27,354	$15,161
Total amount of the expense waiver	$22,353	$10,931
Expenses before allowance for the expense waiver	$49,021	$33,533
Expenses after allowance for the expense waiver	$26,668	$22,602
Total commissions accrued to brokers	$2,338	$808
Total commissions as annualized percentage of average total net assets	0.07%	0.03%
Commissions accrued as a result of rebalancing	$2,092	$378
Percentage of commissions accrued as a result of rebalancing	89.48%	46.78%
Commissions accrued as a result of creation and redemption activity	$246	$430
Percentage of commissions accrued as a result of creation and redemption activity	10.52%	53.22%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2019, compared to the three months ended June 30, 2018 was due primarily to CPER’s higher professional expenses.

The increase in total commissions accrued to brokers for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was due primarily to a higher number of contracts traded and higher commission cost per trade.

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

USCI

For the 30-valuation days ended June 30, 2019, the simple average daily change in the SDCI was (0.073)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.084)%. The average daily difference was (0.011)% (or (1.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (9.264)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. On a daily basis, USCI is tracking very close to its benchmark. However, large tracking variances can occur when there is a small movement in the benchmark but the difference in the NAV is equal to $0.01. This results in magnification of a small difference.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to June 30, 2019, the simple average daily change in the SDCI was (0.005)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.011)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.540)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended June 30, 2019. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended June 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

USCI Monthly Total Return vs Monthly Benchmark Futures Contracts
(5 years ending June 30, 2019)*
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
USCI monthly return
SDCI Benchmark monthly return

An alternative tracking measurement of the return performance of USCI versus the return of its SDCI can be calculated by comparing the actual return of USCI, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that USCI’s returns had been exactly the same as the daily changes in its SDCI.

For the six months ended June 30, 2019, the actual total return of USCI as measured by changes in its per share NAV was (1.36)%. This is based on an initial per share NAV of $37.49 as of December 31, 2018 and an ending per share NAV as of June 30, 2019 of $36.98. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $37.21 as of June 30, 2019, for a total return over the relevant time period of (0.75)%. The difference between the actual per share NAV total return of USCI of (1.36)% and the expected total return based on the SDCI of (0.75)% was an error over the time period of (0.61)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the six months ended June 30, 2018, the actual total return of USCI as measured by changes in its per share NAV was 2.87%. This was based on an initial per share NAV of $42.48 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $43.70. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $44.02 as of June 30, 2018, for a total return over the relevant time period of 3.63%. The difference between the actual per share NAV total return of USCI of 2.87% and the expected total return based on the SDCI of 3.63% was an error over the time period of (0.76)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended June 30, 2019, the simple average daily change in the SCI was (0.033)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.034)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (6.067)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. Large tracking variances can occur when there is a tiny movement in the benchmark resulting in magnification of small differences.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to June 30, 2019, the simple average daily change in the SCI was (0.008)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.012)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.806)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended June 30, 2019. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended June 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

CPER Monthly Total Return vs Monthly Benchmark Futures Contracts
(5 years ending June 30, 2019)*
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
CPER monthly return
SCI Benchmark monthly return

An alternative tracking measurement of the return performance of CPER versus the return of its SCI can be calculated by comparing the actual return of CPER, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that CPER’s returns had been exactly the same as the daily changes in its SCI.

For the six months ended June 30, 2019, the actual total return of CPER as measured by changes in its per share NAV was 3.35%. This is based on an initial per share NAV of $16.44 as of December 31, 2018 and an ending per share NAV as of June 30, 2019 of $16.99. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.09 as of June 30, 2019, for a total return over the relevant time period of 3.95%. The difference between the actual per share NAV total return of CPER of 3.35% and the expected total return based on the SCI of 3.95% was an error over the time period of (0.60)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the six months ended June 30, 2018, the actual total return of CPER as measured by changes in its per share NAV was (11.07)%. This was based on an initial per share NAV of $21.05 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $18.72. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $18.86 as of June 30, 2018, for a total return over the relevant time period of (10.40)%. The difference between the actual per share NAV total return of CPER of (11.07)% and the expected total return based on the SCI of (10.40)% was an error over the time period of (0.67)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series' ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series' attempt to track the Applicable Index.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2019. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series' NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index's total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2019. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2019. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2019. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2019. During the six months ended June 30, 2019, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2019, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton
Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton
Coffee	Coffee “C”	ICE-US	37,500 lbs	U.S. cents/pound
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound
Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel
Cotton	Cotton	ICE-US	50,000 lbs	U.S. cents/pound
Crude Oil (WTI)	Light, Sweet Crude Oil	NYMEX	1,000 barrels	USD/barrel
Crude Oil (Brent)	Crude Oil	ICE-UK	1,000 barrels	USD/barrel
Gas Oil	Gas Oil	ICE-UK	100 metric tons	USD/metric ton
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.
Heating Oil	Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon
Lead	Lead	LME	25 metric tons	USD/metric ton
Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound
Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound
Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound
Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton
Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.
Silver	Silver	COMEX	5,000 troy oz.	U.S. cents/troy oz.
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel
Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton
Soybean Oil	Soybean Oil	CBOT	60,000 lbs.	U.S. cents/pound
Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound
Tin	Tin	LME	5 metric tons	USD/metric ton
Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending	NYMEX	42,000 gallons	U.S. cents/gallon
Wheat	Wheat	CBOT	5,000 bushels	U.S. cents/bushel
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton

TABLE 2

Commodity	Commodity			Max.
Symbol	Name	Sector	Allowed Contracts	tenor
CO	Brent Crude	Energy	All 12 Calendar Months	12
CL	Crude Oil	Energy	All 12 Calendar Months	12
QS	Gas Oil	Energy	All 12 Calendar Months	12
HO	Heating Oil	Energy	All 12 Calendar Months	12
NG	Natural Gas	Energy	All 12 Calendar Months	12
XB	RBOB	Energy	All 12 Calendar Months	12
FC	Feeder Cattle	Livestock	Jan, Mar, Apr, May, Aug, Sep, Oct, Nov	5
LH	Lean Hogs	Livestock	Feb, Apr, Jun, Jul, Aug, Oct, Dec	5
LC	Live Cattle	Livestock	Feb, Apr, Jun, Aug, Oct, Dec	5
BO	Soybean Oil	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7
C	Corn	Grains	Mar, May, Jul, Sep, Dec	12
S	Soybeans	Grains	Jan, Mar, May, Jul, Aug, Sep, Nov	12
SM	Soymeal	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	7
W	Wheat (Soft Red Winter)	Grains	Mar, May, Jul, Sep, Dec	7
LA	Aluminum	Industrial Metals	All 12 Calendar months	12
HG	Copper	Industrial Metals	All 12 Calendar Months	12
LL	Lead	Industrial Metals	All 12 Calendar Months	7
LN	Nickel	Industrial Metals	All 12 Calendar Months	7
LT	Tin	Industrial Metals	All 12 Calendar Months	7
LX	Zinc	Industrial Metals	All 12 Calendar Months	7
GC	Gold	Precious Metals	Feb, Apr, Jun, Aug, Oct, Dec	12
PL	Platinum	Precious Metals	Jan, Apr, Jul, Oct	5
SI	Silver	Precious Metals	Mar, May, Jul, Sep, Dec	5
CC	Cocoa	Softs	Mar, May, Jul, Sep, Dec	7
KC	Coffee	Softs	Mar, May, Jul, Sep, Dec	7
CT	Cotton	Softs	Mar, May, Jul, Dec	7
SB	Sugar	Softs	Mar, May, Jul, Oct	7

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of June 30, 2019.

SDCI Commodity Weights

as of June 30, 2019

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2009 through June 30, 2019.

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

Since the SDCI was launched on December 18, 2009, there is no actual performance history available prior to that date and there is only actual performance history of the SDCI from that date to the present. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, this data on the components and weighting is available for periods prior to December 18, 2009. The table below reflects how the SDCI would have performed from January 1, 2009 through June 30, 2019 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period

from January 1, 2009 through June 30, 2019

Year	Ending Level*	Annual Return
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019 (YTD)	1,212.07	(0.75)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2009-6/30/2019 YTD)

Source: Summerhaven Index Management, Bloomberg

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to June 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through June 30, 2019
			DB LCI
	BCOM TR	S&P GSCI TR	OY TR	SDCI
Total return	8.56%	(18.36)%	173.49%	438.65%
Average annualized return (total)	2.51%	3.36%	7.65%	9.82%
Annualized volatility	15.90%	22.41%	18.53%	14.65%
Annualized Sharpe ratio	0.03	0.06	0.29	0.52

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through June 30, 2019 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2019; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between June 30, 2009 and June 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2009-6/30/2019)

Source: SHIM, Bloomberg

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2014-6/30/2019)

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

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound

TABLE 2

	Commodity		Max.
Commodity Name	Symbol	Allowed Contracts	Tenor
Copper	HG	All 12 calendar months	12

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

A hypothetical example is included below, with the two selected Eligible Copper Futures Contracts shaded below (the selected commodities are ranked 1 and 2):

		Contract
Copper Futures Contract	Expiration Date	Price
Nearest-to-maturity	November-10	374.70

Third nearest-to-maturity	January-11	365.20

		Annualized
		Percentage
		Price
Eligible Copper Futures Contracts	Price	Difference	Ranking
January-11	365.20	10.47%	1

February-11	363.00	10.15%	4

March-11	359.70	10.36%	3

April-11	356.70	10.41%	2

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

A hypothetical example is included below, with the next two selected Eligible Copper Futures Contracts shaded below (the selected commodities are ranked 1 – 2):

		Contract
Copper Futures Contract	Expiration Date	Price
Nearest-to-maturity	November-10	374.00

Third nearest-to-maturity	January-11	375.70

		Annualized
		Percentage
		Price
Eligible Copper Futures Contracts	Price	Difference	Ranking
January-11	375.70	(1.97)%	4

February-11	376.00	(1.78)%	3

March-11	376.30	(1.59)%	2

April-11	376.40	(1.37)%	1

Due to the dynamic monthly weighting calculation, the individual weights will vary-over time, depending on the price observations each month. CPER’s Selection Date for the SCI is the last business day of the calendar month.

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of June 30, 2019.

SCI Commodity Weights

as of June 30, 2019

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2009 through June 30, 2019.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI prior to that date and the actual performance history is available from the date to the present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. As a result, this data on the components and weighting is available for periods prior to November 4, 2010. The table below reflects how the SCI would have performed from January 1, 2009 through June 30, 2019 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2009 through June 30, 2019

Year	Ending Level*	Annual Return
2009	1,153.12	131.93%
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019 (YTD)	876.41	3.97%

*The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2009-6/30/2019 YTD)

Source: Summerhaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through June 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through June 30, 2019
	BCOM	Spot Copper
	HG TR	(less storage)	SCI TR
Total return	271.71%	87.85%	459.65%
Average annualized return (total)	12.36%	8.51%	14.81%
Annualized volatility	26.10%	25.17%	25.54%
Annualized Sharpe ratio	0.39	0.26	0.49

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through June 30, 2019 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2019; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between June 30, 2009 and June 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (6/30/2009-6/30/2019)

250
200
150
100
50
-
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
SCI TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (6/30/2014-6/30/2019)

175
150
125
100
75
50
25
-
SCI TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series' NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the six months ended June 30, 2019, the Trust Series' expenses did not exceed the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series' investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2019, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series' assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series' assets related to foreign Futures Contracts trading. During the six months ended June 30, 2019, the only foreign exchange on which USCI made investments were the ICE Futures, which is a London based futures exchange, and the LME, which is a London based metal commodities exchange. During the six months ended June 30, 2019, CPER did not make investments on any foreign exchanges.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2019, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $354,552,497 and $10,794,129, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCMs, as applicable, may be subject to loss should the Trust Series' custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2019, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of June 30, 2019 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

The Trust's (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. In return for its services, USCF is entitled to a management fee calculated as a fixed percentage of a Trust Series' NAV. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

●	brokerage and other fees and commissions incurred in connection with the trading activities of each Trust Series;
●	expenses incurred in connection with registering additional shares of each Trust Series or offering shares of each Trust Series after the time any shares of each Trust Series have begun trading on the NYSE Arca;
●	the routine expenses associated with distribution, including printing and mailing, of any monthly, annual and other reports to shareholders required by applicable U.S. federal and state regulatory authorities;
●	payment for routine services of the Trustee, legal counsel and independent accountants;
●	payment for fees associated with tax accounting and reporting, routine accounting, bookkeeping, whether performed by an outside service provider or by affiliates of USCF;
●	postage and insurance, including directors’ and officers’ liability insurance;
●	costs and expenses associated with investor relations and services;
●	the payment of any distributions related to redemption of shares;
●	payment of all federal, state, local or foreign taxes payable on the income, assets or operations of each Trust Series and the preparation of all tax returns related thereto; and
●	extraordinary expenses (including, but not limited to, indemnification of any person against liabilities and obligations to the extent permitted by law and required under the Trust Agreement and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expense and the settlement of claims and litigation).

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the six months ended June 30, 2019, FCM fees were approximately 0.14% of average daily total net assets for USCI, and approximately 0.06% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust.

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

As of June 30, 2019, USCI's portfolio consisted of 13,378 Futures Contracts traded on the Futures Exchanges and CPER's portfolio consisted of 163 Futures Contracts traded on the COMEX. For a list of each of USCI's and CPER's current holdings, please see www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2019, no Trust Series had any OTC activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 37 baskets (comprising 1,850,000 shares) during the second quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/19 to 4/30/19	500,000	$39.08
5/1/19 to 5/31/19	800,000	$37.58
6/1/19 to 6/30/19	550,000	$36.90
Total	1,850,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 6 baskets (comprising 300,000 shares) during the second quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/19 to 4/30/19	100,000	$18.24
5/1/19 to 5/31/19	150,000	$17.18
6/1/19 to 6/30/19	50,000	$16.41
Total	300,000

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1*	Services and Advisory Agreement
10.2*	Index License Agreement
10.3*	Amendment No. 3 to the Custodian Agreement
10.4*	Amendment No. 3 to the Administrative Agency Agreement
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document. - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: August 8, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2019