Form 10-Q
period 2019-09-30
United States Commodity Index Funds Trust
filed 2019-11-08
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes    ☒    No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States Commodity Index Fund	USCI	NYSE Arca, Inc.
Shares of United States Copper Index Fund	CPER	NYSE Arca, Inc.

The number of outstanding shares of each series of the registrant as of November 5, 2019 are included in the table below:

Number of Outstanding Shares as of
November 5, 2019
United States Commodity Index Fund	6,400,000
United States Copper Index Fund	450,000
Total	6,850,000

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at September 30, 2019 (Unaudited) and December 31, 2018	2-5

Condensed Schedules of Investments (Unaudited) at September 30, 2019	6-8

Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2019 and 2018	9-12

Condensed Statements of Changes in Capital (Unaudited) for the nine months ended September 30, 2019 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the nine months ended September 30, 2019

13-16

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018	17-20

Notes to Condensed Financial Statements for the period ended September 30, 2019 (Unaudited)	21

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2019 (Unaudited) and December 31, 2018

United States Commodity Index Fund

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $228,152,103 and $427,657,030, respectively) (Notes 2 and 6)	$228,152,103	$427,657,030
Equity in trading accounts:
Cash and cash equivalents (at cost $27,863,167 and $50,852,183, respectively)	27,863,167	50,852,183
Unrealized gain (loss) on open commodity futures contracts	(4,498,847)	(14,487,984)
Dividends receivable	42,981	9,983
Interest receivable	—	4,224
Prepaid insurance*	40,845	41,237
ETF transaction fees receivable	350	—

Total assets	$251,600,599	$464,076,673

Liabilities and Capital
Payable for shares redeemed	$1,809,605	$—
Management fees payable (Note 4)	177,913	367,646
Professional fees payable	498,801	604,296
Brokerage commissions payable	43,305	43,305
Directors' fees payable*	13,759	18,918

Total liabilities	2,543,383	1,034,165

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	249,057,216	463,042,508
Total Capital	249,057,216	463,042,508

Total liabilities and capital	$251,600,599	$464,076,673

Shares outstanding	6,950,000	12,350,000
Net asset value per share	$35.84	$37.49
Market value per share	$35.83	$37.53

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2019 (Unaudited) and December 31, 2018

United States Copper Index Fund

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $6,669,453 and $10,753,786, respectively) (Notes 2 and 6)	$6,669,453	$10,753,786
Short-Term Investments (at cost $0 and $295,216, respectively) (Note 6)	—	295,216
Equity in trading accounts:
Cash and cash equivalents (at cost $804,349 and $1,362,458, respectively)	804,349	1,362,458
Unrealized gain (loss) on open commodity futures contracts	(200,225)	(903,475)
Receivable from Sponsor (Note 4)	56,418	51,299
Dividends receivable	873	1,356
Interest receivable	—	221
Prepaid insurance*	512	203

Total assets	$7,331,380	$11,561,064

Liabilities and Capital
Management fees payable (Note 4)	$4,009	$6,113
Professional fees payable	52,876	49,800
Directors' fees payable*	249	256

Total liabilities	57,134	56,169

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	7,274,246	11,504,895
Total Capital	7,274,246	11,504,895

Total liabilities and capital	$7,331,380	$11,561,064

Shares outstanding	450,000	700,000
Net asset value per share	$16.16	$16.44
Market value per share	$16.13	$16.44

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Financial Condition

At September 30, 2019* (Unaudited)

USCF Crescent Crypto Index Fund

September 30, 2019*
Assets
Cash (at cost $1,000) (Notes 2 and 6)	$1,000

Total assets	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000
Shareholders	—
Total Capital	1,000

Total liabilities and capital	$1,000

*     The Sponsor contributed $1,000 on May 8, 2019. As of September 30, 2019, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2019 (Unaudited) and December 31, 2018

United States Commodity Index Funds Trust

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $234,821,556 and $438,410,816, respectively) (Notes 2 and 6)	$234,822,556	$438,410,816
Short-Term Investments (at cost $0 and $295,216, respectively) (Note 6)	—	295,216
Equity in trading accounts:
Cash and cash equivalents (at cost $28,667,516 and $52,214,641, respectively)	28,667,516	52,214,641
Unrealized gain (loss) on open commodity futures contracts	(4,699,072)	(15,391,459)
Receivable from Sponsor (Note 4)	56,418	51,299
Dividends receivable	43,854	11,339
Interest receivable	—	4,445
Prepaid insurance*	41,357	41,440
ETF transaction fees receivable	350	—

Total assets	$258,932,979	$475,637,737

Liabilities and Capital
Payable for shares redeemed	$1,809,605	$—
Management fees payable (Note 4)	181,922	373,759
Professional fees payable	551,677	654,096
Brokerage commissions payable	43,305	43,305
Directors' fees payable*	14,008	19,174

Total liabilities	2,600,517	1,090,334

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	—
Shareholders	256,331,462	474,547,403
Total Capital	256,332,462	474,547,403

Total liabilities and capital	$258,932,979	$475,637,737

Shares outstanding	7,400,000	13,050,000

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2019

United States Commodity Index Fund

			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of
	Amount	Contracts	Contracts	Capital
Open Futures Contracts – Long
Foreign Contracts
LME Lead Futures LL October 2019 contracts, expiring October 2019	$23,767,234	468	$1,180,091	0.47
LME Nickel Futures LN November 2019 contracts, expiring November 2019	56,041,344	685	14,279,644	5.73
LME Tin Futures LN November 2019 contracts, expiring November 2019	33,201,495	313	(8,269,480)	(3.32)
LME Zinc Futures LX December 2019 contracts, expiring December 2019	18,314,800	315	518,263	0.21
ICE Gas Oil Futures QS January 2020 contracts, expiring January 2020	18,064,650	311	(213,250)	(0.08)
ICE Brent Crude Oil Futures CO April 2020 contracts, expiring February 2020	19,859,650	306	(2,338,090)	(0.94)
	169,249,173	2,398	5,157,178	2.07
United States Contracts
NYMEX RBOB Gasoline Futures RB December 2019 contracts, expiring November 2019	17,973,026	274	(376,144)	(0.15)
COMEX Gold Futures GC December 2019 contracts, expiring December 2019	16,986,610	119	540,900	0.22
COMEX Silver Futures SI December 2019 contracts, expiring December 2019	16,624,275	200	373,725	0.15
CBOT Soybean Futures S January 2020 contracts, expiring January 2020	18,579,975	400	(189,975)	(0.08)
NYMEX Platinum Futures PL January 2020 contracts, expiring January 2020	17,693,060	386	(531,500)	(0.22)
CME Lean Hogs Futures LH February 2020 contracts, expiring February 2020	17,841,890	578	191,710	0.08
NYMEX WTI Crude Oil Futures CL April 2020 contracts, expiring March 2020	17,751,320	331	(377,130)	(0.15)
ICE Sugar #11 Futures SB May 2020 contracts, expiring April 2020	17,730,082	1,268	376,958	0.15
NYMEX Heating Oil Futures HO June 2019 contracts, expiring May 2020	17,877,203	232	(318,515)	(0.13)
ICE Cocoa Futures CC July 2020 contracts, expiring July 2020	18,048,120	735	(172,920)	(0.07)
	177,105,561	4,523	(482,891)	(0.20)
Open Futures Contracts - Short*
Foreign Contracts
LME Lead Futures LL October 2019 contracts, expiring October 2019**	(24,419,072)	468	(530,615)	(0.21)
LME Nickel Futures LN November 2019 contracts, expiring November 2019**	(41,006,162)	512	(11,559,065)	(4.64)
LME Tin Futures LN November 2019 contracts, expiring November 2019**	(27,850,295)	313	2,916,546	1.17
	(93,275,529)	1,293	(9,173,134)	(3.68)
Total Open Futures Contracts**	$253,079,205	8,214	$(4,498,847)	(1.81)

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)(Continued)

At September 30, 2019

United States Commodity Index Fund

	Principal	Market	% of
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.31%, 10/03/2019	$30,000,000	$29,996,184	12.04
2.14%, 10/10/2019	30,000,000	29,984,011	12.04
2.09%, 10/17/2019	20,000,000	19,981,511	8.02
2.40%, 10/31/2019	13,000,000	12,974,325	5.21
2.37%, 11/21/2019	30,000,000	29,900,550	12.00
2.13%, 12/05/2019	20,000,000	19,923,806	8.00
2.15%, 12/19/2019	10,000,000	9,953,368	4.00
2.07%, 12/26/2019	9,000,000	8,956,032	3.60
2.05%, 1/02/2020	7,000,000	6,963,381	2.80
2.03%, 1/09/2020	16,000,000	15,910,667	6.39
2.01%, 1/16/2020	5,000,000	4,970,501	2.00
2.04%, 1/23/2020	5,000,000	4,968,064	1.99
2.02%, 1/30/2020	26,000,000	25,825,397	10.37
Total Treasury Obligations		220,307,797	88.46

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	1,600,000	1,600,000	0.64
Goldman Sachs Financial Square Funds - Government Fund - Class FS	13,000,000	13,000,000	5.22
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	15,300,000	15,300,000	6.14
Total Money Market Funds		29,900,000	12.00
Total Cash Equivalents		$250,207,797	100.46

*     All short contracts are offset by long positions in Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

**   Collateral amounted to $27,863,167 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2019

United States Copper Index Fund

			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of
	Amount	Contracts	Contracts	Capital
Open Futures Contracts – Long
United States Contracts
COMEX Copper Futures HG December 2019 contracts, expiring December 2019*	$7,420,025	112	$(200,225)	(2.75)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.36%, 10/03/2019	$600,000	$599,922	8.25
2.13%, 10/10/2019	250,000	249,868	3.44
2.41%, 10/17/2019	700,000	699,258	9.61
2.40%, 10/31/2019	500,000	499,012	6.86
1.92%, 11/07/2019	450,000	449,115	6.17
2.38%, 11/14/2019	400,000	398,849	5.48
1.93%, 11/21/2019	400,000	398,909	5.48
2.02%, 11/29/2019	300,000	299,014	4.11
1.87%, 12/26/2019	300,000	298,663	4.11
2.05%, 1/02/2020	100,000	99,477	1.37
2.03%, 1/09/2020	50,000	49,721	0.68
2.01%, 1/16/2020	200,000	198,820	2.73
2.02%, 1/30/2020	150,000	148,993	2.05
1.90%, 2/06/2020	100,000	99,332	1.37
1.87%, 2/13/2020	300,000	297,913	4.10
1.85%, 2/20/2020	400,000	397,105	5.46
1.85%, 2/27/2020	100,000	99,243	1.36
1.88%, 3/26/2020	400,000	396,342	5.45
Total Treasury Obligations		5,679,556	78.08

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	130,000	130,000	1.79
Goldman Sachs Financial Square Funds - Government Fund - Class FS	605,000	605,000	8.32
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	100,000	100,000	1.37
Total Money Market Funds		835,000	11.48
Total Cash Equivalents		$6,514,556	89.56

*      Collateral amounted to $804,349 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

United States Commodity Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(12,236,395)	$(1,566,176)	$(27,969,141)	$4,164,490
Change in unrealized gain (loss) on open positions	(21,772)	(20,627,144)	9,989,137	(11,507,950)
Dividend income	123,867	199,610	338,958	326,573
Interest income*	1,602,319	2,830,781	6,480,360	6,958,799
ETF transaction fees	8,400	6,650	21,000	21,350

Total income (loss)	(10,523,581)	(19,156,279)	(11,139,686)	(36,738)

Expenses
Management fees (Note 4)	621,049	1,253,859	2,322,965	3,549,788
Professional fees	75,905	177,104	399,502	511,838
Brokerage commissions	104,902	183,246	410,699	437,602
Directors’ fees and insurance	31,881	25,288	78,744	67,734

Total expenses	833,737	1,639,497	3,211,910	4,566,962

Net income (loss)	$(11,357,318)	$(20,795,776)	$(14,351,596)	$(4,603,700)
Net income (loss) per share	$(1.14)	$(1.24)	$(1.65)	$(0.02)
Net income (loss) per weighted average share	$(1.32)	$(1.40)	$(1.39)	$(0.33)
Weighted average shares outstanding	8,573,913	14,837,500	10,308,242	13,848,168

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

United States Copper Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(69,112)	$(1,100,662)	$(1,250,775)	$(1,161,000)
Change in unrealized gain (loss) on open positions	(458,688)	465,213	703,250	(1,136,988)
Realized gain (loss) on short-term investments	17	—	59	—
Dividend income	5,782	4,816	20,159	9,875
Interest income*	47,289	46,354	179,298	133,105
ETF transaction fees	1,050	1,750	5,250	4,200

Total income (loss)	(473,662)	(582,529)	(342,759)	(2,150,808)

Expenses
Management fees (Note 4)	15,248	17,865	55,619	58,566
Professional fees	14,121	17,343	62,718	41,868
Brokerage commissions	945	1,747	4,792	4,753
Directors’ fees and insurance	599	506	1,743	1,566

Total expenses	30,913	37,461	124,872	106,753

Expense waiver (Note 4)	(12,147)	(15,472)	(56,418)	(34,672)

Net expenses	18,766	21,989	68,454	72,081

Net income (loss)	$(492,428)	$(604,518)	$(411,213)	$(2,222,889)
Net income (loss) per share	$(0.83)	$(1.12)	$(0.28)	$(3.45)
Net income (loss) per weighted average share	$(0.87)	$(0.96)	$(0.62)	$(3.51)
Weighted average shares outstanding	564,130	631,522	664,835	632,601

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the period ended September 30, 2019*

USCF Crescent Crypto Index Fund

Period ended
September 30, 2019*
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

*     The Sponsor contributed $1,000 on May 8, 2019. As of September 30, 2019, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(12,305,507)	$(2,805,721)	$(29,219,916)	$2,822,451
Change in unrealized gain (loss) on open positions	(480,460)	(20,110,793)	10,692,387	(12,643,813)
Realized gain (loss) on foreign currency transactions	—	20	—	51
Realized gain (loss) on short-term investments	17	(286)	59	(286)

Change in unrealized gain (loss) on foreign currency translations	—	28	—	(13)
Dividend income	129,649	206,099	359,117	339,225
Interest income*	1,649,608	2,880,593	6,659,658	7,107,360
ETF transaction fees	9,450	8,400	26,250	25,550

Total income (loss)	(10,997,243)	(19,821,660)	(11,482,445)	(2,349,475)

Expenses
Management fees (Note 4)	636,297	1,273,687	2,378,584	3,615,971
Professional fees	90,026	200,466	462,220	579,851
Brokerage commissions	105,847	185,526	415,491	443,853
Directors’ fees and insurance	32,480	26,071	80,487	70,217

Total expenses	864,650	1,685,750	3,336,782	4,709,892

Expense waiver (Note 4)	(12,147)	(21,632)	(56,418)	(61,256)

Net expenses	852,503	1,664,118	3,280,364	4,648,636

Net income (loss)	$(11,849,746)	$(21,485,778)	$(14,762,809)	$(6,998,111)

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2019

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2018	$—	$463,042,508	$463,042,508
Redemptions	—	(199,633,696)	(199,633,696)
Net income (loss)	—	(14,351,596)	(14,351,596)

Balances, at September 30, 2019	$—	$249,057,216	$249,057,216

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2019

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2018	—	12,350,000	12,350,000
Additions	—	—	—
Redemptions	—	(5,400,000)	(5,400,000)

Shares Outstanding, at September 30, 2019	—	6,950,000	6,950,000

Net Asset Value Per Share:
At December 31, 2018			$37.49
At September 30, 2019			$35.84

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2019

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2018	$—	$11,504,895	$11,504,895
Additions	—	6,328,250	6,328,250
Redemptions	—	(10,147,686)	(10,147,686)
Net income (loss)	—	(411,213)	(411,213)

Balances, at September 30, 2019	$—	$7,274,246	$7,274,246

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2019

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2018	—	700,000	700,000
Additions	—	350,000	350,000
Redemptions	—	(600,000)	(600,000)

Shares Outstanding, at September 30, 2019	—	450,000	450,000

Net Asset Value Per Share:
At December 31, 2018			$16.44
At September 30, 2019			$16.16

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the period ended September 30, 2019*

USCF Crescent Crypto Index Fund

	Sponsor	Shareholders	Total

Balances, at May 8, 2019*	$—	$—	$—
Additions	1,000	—	1,000
Net income (loss)	—	—	—

Balances, at September 30, 2019	$1,000	$—	$1,000

*    The Sponsor contributed $1,000 on May 8, 2019. As of September 30, 2019, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2019

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2018	$—	$474,547,403	$474,547,403
Additions	1,000	6,328,250	6,329,250
Redemptions	—	(209,781,382)	(209,781,382)
Net income (loss)	—	(14,762,809)	(14,762,809)

Balances, at September 30, 2019	$1,000	$256,331,462	$256,332,462

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2019

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2018	—	13,050,000	13,050,000
Additions	—	350,000	350,000
Redemptions	—	(6,000,000)	(6,000,000)

Shares Outstanding, at September 30, 2019	—	7,400,000	7,400,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2019 and 2018

United States Commodity Index Fund

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(14,351,596)	$(4,603,700)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	—	67,341,552
Unrealized (gain) loss on open futures contracts	(9,989,137)	11,507,950
(Increase) decrease in dividends receivable	(32,998)	(41,925)
(Increase) decrease in interest receivable	4,224	6,660
(Increase) decrease in prepaid insurance*	392	(11,190)
(Increase) decrease in ETF transaction fees receivable	(350)	350
Increase (decrease) in management fees payable	(189,733)	63,690
Increase (decrease) in professional fees payable	(105,495)	(101,404)
Increase (decrease) in directors' fees payable*	(5,159)	5,648
Net cash provided by (used in) operating activities	(24,669,852)	74,167,631

Cash Flows from Financing Activities:
Addition of shares	—	183,685,233
Redemption of shares	(197,824,091)	(83,727,718)
Net cash provided by (used in) financing activities	(197,824,091)	99,957,515

Net Increase (Decrease) in Cash and Cash Equivalents	(222,493,943)	174,125,146

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	478,509,213	426,097,875
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$256,015,270	$600,223,021

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$228,152,103	$532,346,535
Equity in Trading Accounts:
Cash and Cash Equivalents	27,863,167	67,876,486
Total Cash, Cash Equivalents and Equity in Trading Accounts	$256,015,270	$600,223,021

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2019 and 2018

United States Copper Index Fund

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(411,213)	$(2,222,889)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	295,216	1,929,011
Unrealized (gain) loss on open futures contracts	(703,250)	1,136,988
(Increase) decrease in receivable from Sponsor	(5,119)	5,482
(Increase) decrease in dividends receivable	483	(768)
(Increase) decrease in interest receivable	221	679
(Increase) decrease in prepaid insurance*	(309)	639
(Increase) decrease in ETF transaction fees receivable	—	350
Increase (decrease) in payable due to Broker	—	(442,429)
Increase (decrease) in management fees payable	(2,104)	(592)
Increase (decrease) in professional fees payable	3,076	(18,973)
Increase (decrease) in directors' fees payable*	(7)	93
Net cash provided by (used in) operating activities	(823,006)	387,591

Cash Flows from Financing Activities:
Addition of shares	6,328,250	9,674,107
Redemption of shares	(10,147,686)	(6,538,962)
Net cash provided by (used in) financing activities	(3,819,436)	3,135,145

Net Increase (Decrease) in Cash and Cash Equivalents	(4,642,442)	3,522,736

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	12,116,244	7,922,175
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$7,473,802	$11,444,911

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$6,669,453	$9,320,021
Equity in Trading Accounts:
Cash and Cash Equivalents	804,349	2,124,890
Total Cash, Cash Equivalents and Equity in Trading Accounts	$7,473,802	$11,444,911

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Cash Flows (Unaudited)

For the period ended September 30, 2019*

USCF Crescent Crypto Index Fund

Period ended
September 30, 2019*
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

*     The Sponsor contributed $1,000 on May 8, 2019. As of September 30, 2019, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2019 and 2018

United States Commodity Index Funds Trust

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(14,762,809)	$(6,998,111)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	295,216	69,567,113
Unrealized (gain) loss on open futures contracts	(10,692,387)	12,643,813
(Increase) decrease in receivable from Sponsor	(5,119)	51,015
(Increase) decrease in dividends receivable	(32,515)	(42,693)
(Increase) decrease in interest receivable	4,445	7,608
(Increase) decrease in prepaid insurance*	83	(10,329)
(Increase) decrease in ETF transaction fees receivable	(350)	700
Increase (decrease) in payable due to Broker	—	(442,429)
Increase (decrease) in management fees payable	(191,837)	61,066
Increase (decrease) in professional fees payable	(102,419)	(165,254)
Increase (decrease) in directors' fees payable*	(5,166)	5,702
Net cash provided by (used in) operating activities	(25,492,858)	74,678,201

Cash Flows from Financing Activities:
Addition of shares	6,329,250	193,360,340
Redemption of shares	(207,971,777)	(91,846,141)
Net cash provided by (used in) financing activities	(201,642,527)	101,514,199

Net Increase (Decrease) in Cash and Cash Equivalents	(227,135,385)	176,192,400

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	490,625,457	435,476,532
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$263,490,072	$611,668,932

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$234,822,556	$541,667,556
Equity in Trading Accounts:
Cash and Cash Equivalents	28,667,516	70,001,376
Total Cash, Cash Equivalents and Equity in Trading Accounts	$263,490,072	$611,668,932

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended September 30, 2019 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, and the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. A new series of the Trust, the USCF Crescent Crypto Index Fund (“XBET”) was formed on May 7, 2019. XBET is currently in registration and has not commenced operations. Additional series of the Trust include: the United States Agriculture Index Fund (“USAG”), which was liquidated on September 12, 2018, as discussed below, and the USCF Canadian Crude Oil Index Fund (“UCCO”), which never commenced operations and was terminated as a series on May 8, 2019.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017 under the ticker symbols "USOU" and "USOD", respectively.

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

The Trust financial statements included its respective series of funds financial statements including USCI, CPER, USAG, UCCO and XBET through September 30, 2019. For reporting commencing with the September 30, 2019 reporting period, and in conjunction with the liquidation of USAG on September 7, 2018 and the withdrawal of UCCO’s registration on December 19, 2018, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2019 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2019, USCF held 5 shares of USCI and 40 shares of CPER.

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

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USAG and CPER were designated as additional series of the Trust. USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017. Following the designation of USAG and CPER as additional series, USCF made an initial capital contribution of $3,000 to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. On September 7, 2018 all Sponsor Shares of USAG were redeemed and USAG discontinued trading and subsequently liquidated and distributed all proceeds to shareholders, as discussed above. In addition, USCF Canadian Crude Oil Index Fund (“UCCO”) was designated a series on June 1, 2016 and the USCF Crescent Crypto Index Fund (“XBET”) was designated as a series on May 7, 2019. XBET is currently in registration and has not commenced operations. On March 31, 2018, USCF contributed $1,000 to UCCO, which was deemed an initial capital contribution to the series, and has since been redeemed. UCCO never commenced operations and  was terminated as a series on May 8, 2019. Further, on May 8, 2019, USCF contributed $1,000 to XBET in exchange for 20 Sponsor Shares of the series, which was deemed an initial capital contribution to the series.

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

USCI’s shares began trading on August 10, 2010. As of September 30, 2019, USCI held 1,223 Futures Contracts on the NYMEX, 2,620 Futures Contracts on the ICE Futures, 400 Futures Contracts on the CBOT, 578 Futures Contracts on the CME, 3,074 Futures Contracts on the LME and 319 Futures Contracts on the COMEX, totaling 8,214 futures contracts.

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

CPER’s shares began trading on November 15, 2011. As of September 30, 2019, CPER held 112 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the nine months ended September 30, 2019 and 2018, none of the Trust Series incurred any registration fees or other offering expenses.

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

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $500,000 for the year ending December 31, 2019 for USCI and $75,000 for the year ending December 31, 2019 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF pays certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2019, USCF waived $56,418 of expenses for CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

USCI

	For the nine months	For the nine months
	ended	ended
	September 30, 2019	September 30, 2018
Total commissions accrued to brokers	$410,699	$437,602
Total commissions as annualized percentage of average total net assets	0.14%	0.10%
Commissions accrued as a result of rebalancing	$393,159	$410,416
Percentage of commissions accrued as a result of rebalancing	95.73%	93.79%
Commissions accrued as a result of creation and redemption activity	$17,540	$27,186
Percentage of commissions accrued as a result of creation and redemption activity	4.27%	6.21%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to a lower number of contracts held and traded.

CPER

	For the nine months	For the nine months
	ended	ended
	September 30, 2019	September 30, 2018
Total commissions accrued to brokers	$4,792	$4,753
Total commissions as annualized percentage of average total net assets	0.06%	0.05%
Commissions accrued as a result of rebalancing	$4,189	$3,806
Percentage of commissions accrued as a result of rebalancing	87.42%	80.08%
Commissions accrued as a result of creation and redemption activity	$603	$947
Percentage of commissions accrued as a result of creation and redemption activity	12.58%	19.92%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to a higher number of contracts held and traded.

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

All of the futures contracts held by each Trust Series through September 30, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2019, USCI and CPER held investments in money market funds in the amounts of $29,900,000 and $835,000, respectively. As of December 31, 2018, USCI and CPER held investments in money market funds in the amounts of $6,400,000 and $855,000, respectively. Each Trust Series also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2019 and December 31, 2018, USCI held cash deposits and investments in Treasuries in the amounts of $226,115,270 and $472,109,213, respectively, with the custodian and FCMs. As of September 30, 2019 and December 31, 2018, CPER held cash deposits and investments in Treasuries in the amounts of $6,638,802 and $11,556,460, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the nine months ended September 30, 2019 and 2018 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the nine months ended	For the nine months ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$37.49	$42.48
Total income (loss)	(1.34)	0.31
Total expenses	(0.31)	(0.33)
Net increase (decrease) in net asset value	(1.65)	(0.02)
Net asset value, end of period	$35.84	$42.46

Total Return	(4.40)%	(0.05)%

Ratios to Average Net Assets
Total income (loss)	(2.87)%	(0.01)%
Management fees*	0.80%**	0.80%**
Total expenses excluding management fees*	0.31%	0.23%
Expenses waived*	— %**	— %**
Net expenses excluding management fees*	0.31%	0.23%
Net income (loss)	(3.70)%	(0.78)%

*      Annualized.

**    Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.

CPER

	For the nine months ended		For the nine months ended
	September 30, 2019		September 30, 2018
	(Unaudited)		(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$16.44		$21.05
Total income (loss)	(0.18)		(3.34)
Net expenses	(0.10)		(0.11)
Net increase (decrease) in net asset value	(0.28)		(3.45)
Net asset value, end of period	$16.16		$17.60

Total Return	(1.70)%		(16.39)%

Ratios to Average Net Assets
Total income (loss)	(3.00)%		(17.85)%
Management fees*	0.65	%**†	0.65	%**†
Total expenses excluding management fees*	0.81%		0.53%
Expenses waived*	(0.66)	%**†	(0.38)	%**†
Net expenses excluding management fees*	0.15%		0.15%
Net income (loss)	(3.59)%		(18.45)%

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

The following table summarizes the valuation of USCI’s securities at September 30, 2019 using the fair value hierarchy:

At September 30, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$250,207,797	$250,207,797	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(4,015,956)	(4,015,956)	—	—
United States Contracts	(482,891)	(482,891)	—	—

During the nine months ended September 30, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$436,426,995	$436,426,995	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,866,820)	(1,866,820)	—	—
United States Contracts	(12,621,164)	(12,621,164)	—	—

During the year ended December 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at September 30, 2019 using the fair value hierarchy:

At September 30, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$6,514,556	$6,514,556	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(200,225)	(200,225)	—	—

During the nine months ended September 30, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$9,657,426	$9,657,426	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(903,475)	(903,475)	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not	Condensed
Accounted for	Statements of	Fair Value	Fair Value
as Hedging	Financial	At September 30,	At December 31,
Instruments	Condition Location	2019	2018
Futures - Commodity Contracts	Assets	$(4,498,847)	$(14,487,984)

Fair Value of Derivative Instruments Held by CPER

Derivatives not	Condensed
Accounted for	Statements of	Fair Value	Fair Value
as Hedging	Financial	At September 30,	At December 31,
Instruments	Condition Location	2019	2018
Futures - Commodity Contracts	Assets	$(200,225)	$(903,475)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the nine months ended		For the nine months ended
		September 30, 2019		September 30, 2018
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(27,969,141)		$4,164,490

	Change in unrealized gain (loss) on open positions		$9,989,137		$(11,507,950)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the nine months ended		For the nine months ended
		September 30, 2019		September 30, 2018
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(1,250,775)		$(1,161,000)

	Change in unrealized gain (loss) on open positions		$703,250		$(1,136,988)

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

Introduction

The United States Commodity Index Fund (“USCI”) and the United States Copper Index Fund (“CPER”) are each a commodity pool that issues shares representing fractional undivided beneficial interests in USCI and CPER, respectively (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI and CPER are collectively referred to herein as the “Trust Series.” The Trust Series are series of the United States Commodity Funds Index Trust, a Delaware statutory trust formed on December 21, 2009 (the “Trust”). A new series of the Trust, the USCF Crescent Crypto Index Fund (“XBET”) was formed on May 7, 2019. XBET is currently in registration and has not commenced operations. Additional series of the Trust include: the United States Agriculture Index Fund (“USAG”), which was liquidated on September 12, 2018, and the USCF Canadian Crude Oil Index Fund (“UCCO”), which never commenced operations and was terminated as a series on May 8, 2019. The Trust and each of its series operate pursuant to the Trust’s Fourth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated December 15, 2017. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each of its series are managed and controlled by United States Commodity Funds LLC (“USCF”).

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

USCI shares began trading on August 10, 2010. As of September 30, 2019, USCI held 1,223 Futures Contracts on the NYMEX, 2,620 Futures Contracts on the ICE Futures, 400 Futures Contracts on the CBOT, 578 Futures Contracts on the CME, 3,074 Futures Contracts on the LME and 319 Futures Contracts on the COMEX, totaling 8,214 futures contracts.

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

CPER’s shares began trading on November 15, 2011. As of September 30, 2019, CPER held 112 Futures Contracts on the COMEX.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of September 30, 2019, USCI held 1,223 Futures Contracts on the NYMEX, 2,620 Futures Contracts on the ICE Futures, 400 Futures Contracts on the CBOT, 578 Futures Contracts on the CME, 3,074 Futures Contracts on the LME and 319 Futures Contracts on the COMEX, totaling 8,214 futures contracts. As of September 30, 2019, CPER held 112 Futures Contracts on the COMEX. For the nine months ended September 30, 2019, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the nine months ended September 30, 2019, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

Commodity Markets

Commodity Futures Price Movements

Nine months Ended September 30, 2019

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward/downward trend during the nine months ended September 30, 2019. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	(3.30)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	8.61%
Bloomberg Commodity Index Total Return(2)	3.13%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	4.50%
(1)The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)Source: Bloomberg

The value of the SDCI as of December 31, 2018 was $1,221.18. As of September 30, 2019, the value of the SDCI was $1,180.84, down approximately (3.30)% over the nine months ended September 30, 2019.

The return of approximately (3.30)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $37.49 and ended the period at $35.84 on September 30, 2019, a decrease of approximately (4.40)% over the period. USCI’s per share NAV reached its high for the period on April 12, 2019 at $39.65 and reached its low for the period on August 23, 2019 at $34.73. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USCI's per share NAV.

Copper Markets

Copper Futures Price Movements

Nine Months Ended September 30, 2019

As measured by the two major copper indexes, copper futures prices exhibited a mostly upward/downward trend during the nine months ended September 30, 2019. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM (“SCI”)(1)	(0.83)%
Bloomberg Copper Subindex Total Return(2)	(1.14)%
(1)The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)Source: Bloomberg

The value of the SCI as of December 31, 2018 was $842.94. As of September 30, 2019, the value of the SCI was $835.98, down approximately (0.83)% over the nine months ended September 30, 2019.

The return of approximately (0.83)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $16.44 and ended the period at $16.16 on September 30, 2019, a decrease of approximately (1.70)% over the period. CPER’s per share NAV reached its high for the period on April 17, 2019 at $18.58 and reached its low for the period on September 3, 2019 at $15.83. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect CPER's per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of September 30, 2019, USCI had issued 35,050,000 shares, 6,950,000 of which were outstanding. As of September 30, 2019, there were 14,950,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of September 30, 2019, CPER had issued 2,050,000 shares, 450,000 of which were outstanding. As of September 30, 2019, there were 27,950,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2019, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

USCI

	For the nine	For the nine
	months ended	months ended
	September 30, 2019	September 30, 2018
Average daily total net assets	$388,224,501	$593,256,647
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,819,318	$7,285,372
Annualized yield based on average daily total net assets	2.35%	1.64%
Management fee	$2,322,965	$3,549,788
Total fees and other expenses excluding management fees	$888,945	$1,017,174
Total commissions accrued to brokers	$410,699	$437,602
Total commissions as annualized percentage of average total net assets	0.14%	0.10%
Commissions accrued as a result of rebalancing	$393,159	$410,416
Percentage of commissions accrued as a result of rebalancing	95.73%	93.79%
Commissions accrued as a result of creation and redemption activity	$17,540	$27,186
Percentage of commissions accrued as a result of creation and redemption activity	4.27%	6.21%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 was due primarily to USCI's smaller size as measured by total net assets.

The decrease in USCI's total commissions accrued to brokers for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to a lower number of contracts traded.

CPER

	For the nine	For the nine
	months ended	months ended
	September 30, 2019	September 30, 2018
Average daily total net assets	$11,440,290	$12,046,650
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$199,457	$142,980
Annualized yield based on average daily total net assets	2.33%	1.59%
Management fee	$55,619	$58,566
Total fees and other expenses excluding management fees	$69,253	$48,187
Total amount of the expense waiver	$56,418	$34,672
Expenses before allowance for the expense waiver	$124,872	$106,753
Expenses after allowance for the expense waiver	$68,454	$72,081
Total commissions accrued to brokers	$4,792	$4,753
Total commissions as annualized percentage of average total net assets	0.06%	0.05%
Commissions accrued as a result of rebalancing	$4,189	$3,806
Percentage of commissions accrued as a result of rebalancing	87.42%	80.08%
Commissions accrued as a result of creation and redemption activity	$603	$947
Percentage of commissions accrued as a result of creation and redemption activity	12.58%	19.92%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 was due primarily to higher professional expenses.

The increase in CPER's total commissions accrued to brokers for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to a higher number of contracts traded.

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

USCI

	For the three	For the three
	months ended	months ended
	September 30, 2019	September 30, 2018
Average daily total net assets	$307,992,991	$621,818,611
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,726,186	$3,030,391
Annualized yield based on average daily total net assets	2.22%	1.93%
Management fee	$621,049	$1,253,859
Total fees and other expenses excluding management fees	$212,688	$385,638
Total commissions accrued to brokers	$104,902	$183,246
Total commissions as annualized percentage of average total net assets	0.14%	0.12%
Commissions accrued as a result of rebalancing	$97,702	$174,545
Percentage of commissions accrued as a result of rebalancing	93.14%	95.25%
Commissions accrued as a result of creation and redemption activity	$7,200	$8,701
Percentage of commissions accrued as a result of creation and redemption activity	6.86%	4.75%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2019, compared to the three months ended September 30, 2018 was due primarily to USCI’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was due primarily to a lower number of contracts traded.

CPER

	For the three	For the three
	months ended	months ended
	September 30, 2019	September 30, 2018
Average daily total net assets	$9,306,947	$10,904,436
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$53,071	$51,170
Annualized yield based on average daily total net assets	2.26%	1.86%
Management fee	$15,248	$17,865
Total fees and other expenses excluding management fees	$15,665	$19,596
Total amount of the expense waiver	$12,147	$15,472
Expenses before allowance for the expense waiver	$30,913	$37,461
Expenses after allowance for the expense waiver	$18,766	$21,989
Total commissions accrued to brokers	$945	$1,747
Total commissions as annualized percentage of average total net assets	0.04%	0.06%
Commissions accrued as a result of rebalancing	$811	$1,475
Percentage of commissions accrued as a result of rebalancing	85.82%	84.43%
Commissions accrued as a result of creation and redemption activity	$134	$272
Percentage of commissions accrued as a result of creation and redemption activity	14.18%	15.57%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2019, compared to the three months ended September 30, 2018 was due primarily to CPER’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was due primarily to a lower number of contracts traded.

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

USCI

For the 30-valuation days ended September 30, 2019, the simple average daily change in the SDCI was 0.092%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.088%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (6.981)%, meaning that over this time period USCI’s tracking error was within the plus or minus

10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. On a daily basis, USCI is tracking very close to its benchmark. However, large tracking variances can occur when there is a small movement in the benchmark but the difference in the NAV is equal to $0.01. This results in magnification of a small difference.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to September 30, 2019, the simple average daily change in the SDCI was (0.006)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.012)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.626)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended September 30, 2019. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended September 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Daily Movement of USCI's NAV vs Daily Movement of Benchmark Futures Contract
(30 valuation days ending September 30, 2019)*
2.500%
2.000%
1.500%
1.000%
0.500%
0.000%
-0.500%
-1.000%
-1.500%
-2.000%
19-Aug-19
21-Aug-19
23-Aug-19
25-Aug-19
27-Aug-19
29-Aug-19
31-Aug-19
02-Sep-19
04-Sep-19
06-Sep-19
08-Sep-19
10-Sep-19
12-Sep-19
14-Sep-19
16-Sep-19
18-Sep-19
20-Sep-19
22-Sep-19
24-Sep-19
26-Sep-19
28-Sep-19
30-Sep-19
daily NAV % Change
daily Benchmark % Change

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

USCI Monthly Total Return vs Monthly Benchmark Futures Contracts
(5 years ending September 30, 2019)*
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
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

For the nine months ended September 30, 2019, the actual total return of USCI as measured by changes in its per share NAV was (4.40)%. This is based on an initial per share NAV of $37.49 as of December 31, 2018 and an ending per share NAV as of September 30, 2019 of $35.84. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $36.25 as of September 30, 2019, for a total return over the relevant time period of (3.31)%. The difference between the actual per share NAV total return of USCI of (4.40)% and the expected total return based on the SDCI of (3.31)% was an error over the time period of (1.09)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the nine months ended September 30, 2018, the actual total return of USCI as measured by changes in its per share NAV was (0.05)%. This was based on an initial per share NAV of $42.48 as of December 31, 2017 and an ending per share NAV as of September 30, 2018 of $42.46. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $42.91 as of September 30, 2018, for a total return over the relevant time period of 1.01%. The difference between the actual per share NAV total return of USCI of (0.05)% and the expected total return based on the SDCI of 1.01% was an error over the time period of (1.06)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended September 30, 2019, the simple average daily change in the SCI was (0.015)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.020)%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was 0.087%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. Large tracking variances can occur when there is a tiny movement in the benchmark resulting in magnification of small differences.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to September 30, 2019, the simple average daily change in the SCI was (0.010)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.014)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.590)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended September 30, 2019. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended September 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Daily Movement of CPER's NAV vs Daily Movement of Benchmark Futures Contract
(30 valuation days ending September 30, 2019)*
3.000%
2.000%
1.000%
0.000%
-1.000%
-2.000%
-3.000%
19-Aug-19
21-Aug-19
23-Aug-19
25-Aug-19
27-Aug-19
29-Aug-19
31-Aug-19
02-Sep-19
04-Sep-19
06-Sep-19
08-Sep-19
10-Sep-19
12-Sep-19
14-Sep-19
16-Sep-19
18-Sep-19
20-Sep-19
22-Sep-19
24-Sep-19
26-Sep-19
28-Sep-19
30-Sep-19
daily NAV % Change
daily Benchmark % Change

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

CPER Monthly Total Return vs Monthly Benchmark Futures Contracts
(5 years ending September 30, 2019)*
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
CPER monthly return
SCI Benchmark monthly return

An alternative tracking measurement of the return performance of CPER versus the return of its SCI can be calculated by comparing the actual return of CPER, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that CPER’s returns had been exactly the same as the daily changes in its SCI.

For the nine months ended September 30, 2019, the actual total return of CPER as measured by changes in its per share NAV was (1.70)%. This is based on an initial per share NAV of $16.44 as of December 31, 2018 and an ending per share NAV as of September 30, 2019 of $16.16. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $16.30 as of September 30, 2019, for a total return over the relevant time period of (0.85)%. The difference between the actual per share NAV total return of CPER of (1.70)% and the expected total return based on the SCI of (0.85)% was an error over the time period of (0.85)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the nine months ended September 30, 2018, the actual total return of CPER as measured by changes in its per share NAV was (16.39)%. This was based on an initial per share NAV of $21.05 as of December 31, 2017 and an ending per share NAV as of September 30, 2018 of $17.60. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.72 as of September 30, 2018, for a total return over the relevant time period of (15.82)%. The difference between the actual per share NAV total return of CPER of (16.39)% and the expected total return based on the SCI of (15.82)% was an error over the time period of (0.57)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series' ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series' attempt to track the Applicable Index.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2019. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series' NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index's total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2019. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2019. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2019. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2019. During the nine months ended September 30, 2019, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2019, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of September 30, 2019.

SDCI Commodity Weights

as of September 30, 2019

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2009 through September 30, 2019.

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

Since the SDCI was launched on December 18, 2009, there is no actual performance history available prior to that date and there is only actual performance history of the SDCI from that date to the present. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, this data on the components and weighting is available for periods prior to December 18, 2009. The table below reflects how the SDCI would have performed from January 1, 2009 through September 30, 2019 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period

from January 1, 2009 through September 30, 2019

Year	Ending Level*	Annual Return
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019 (YTD)	1,180.84	(3.30)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2009-9/30/2019 YTD)

35%
30%
25%
20%
15%
10%
5%
0%
-5%
-10%
-15%
-20%
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
YTD

Source: SummerHaven Index Management, Bloomberg

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2019
			DB LCI
	BCOM TR	S&P GSCI TR	OY TR	SDCI
Total return	6.56%	(21.77)%	159.40%	424.77%
Average annualized return (total)	2.24%	2.67%	6.97%	9.69%
Annualized volatility	15.82%	22.32%	18.45%	14.58%
Annualized Sharpe ratio	0.01	0.03	0.26	0.51

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through September 30, 2019 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2019; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between September 30, 2009 and September 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2009-9/30/2019)

SDCI TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
160
140
120
100
80
60
40
20
-
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

Source: SHIM, Bloomberg

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2014-9/30/2019)

120
100
80
60
40
20
-
SDCI TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19

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

A hypothetical example is included below, with the two selected Eligible Copper Futures Contracts below (the selected commodities are ranked 1 and 2):

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

A hypothetical example is included below, with the next two selected Eligible Copper Futures Contracts below (the selected commodities are ranked 1 – 2):

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of September 30, 2019.

SCI Commodity Weights

as of September 30, 2019

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2009 through September 30, 2019.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI prior to that date and the actual performance history is available from the date to the present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. As a result, this data on the components and weighting is available for periods prior to November 4, 2010. The table below reflects how the SCI would have performed from January 1, 2009 through September 30, 2019 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2009 through September 30, 2019

Year	Ending Level*	Annual Return
2009	1,153.12	131.93%
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019 (YTD)	835.98	(0.83)%

*The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2009-9/30/2019 YTD)

140%
120%
100%
80%
60%
40%
20%
0%
-20%
-40%
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019 YTD

Source: SummerHaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through September 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2019
	BCOM	Spot Copper
	HG TR	(less storage)	SCI TR
Total return	254.00%	77.49%	433.83%
Average annualized return (total)	11.94%	8.21%	14.40%
Annualized volatility	25.97%	25.05%	25.43%
Annualized Sharpe ratio	0.38	0.25	0.48

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through September 30, 2019 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2019; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between September 30, 2009 and September 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (9/30/2009-9/30/2019)

180
160
140
120
100
80
60
40
20
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

Cost, and the Hypothetical Returns of the SCI TR (9/30/2014-9/30/2019)

175
150
125
100
75
50
25
-
SCI TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series' NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2019, the Trust Series' expenses did not exceed the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series' investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2019, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series' assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series' assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2019, USCI did not make investments on any foreign exchanges. During the nine months ended September 30, 2019, CPER did not make investments on any foreign exchanges.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2019, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $256,015,270 and $7,473,802, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCMs, as applicable, may be subject to loss should the Trust Series' custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2019, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of September 30, 2019 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2019, FCM fees were approximately 0.14% of average daily total net assets for USCI, and approximately 0.06% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust.

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

As of September 30, 2019, USCI's portfolio consisted of 8,214 Futures Contracts traded on the Futures Exchanges and CPER's portfolio consisted of 112 Futures Contracts traded on the COMEX. For a list of each of USCI's and CPER's current holdings, please see www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2019, no Trust Series had any OTC activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 50 baskets (comprising 2,500,000 shares) during the third quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/19 to 7/31/19	100,000	$36.78
8/1/19 to 8/31/19	1,500,000	$35.20
9/1/19 to 9/30/19	900,000	$36.16
Total	2,500,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 4 baskets (comprising 200,000 shares) during the third quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/19 to 7/31/19	50,000	$16.97
8/1/19 to 8/31/19	100,000	$16.14
9/1/19 to 9/30/19	50,000	$16.25
Total	200,000

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 .INS	XBRL Instance Document. - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date:November 8, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2019