Form 10-K
period 2019-12-31
United States Commodity Index Funds Trust
filed 2020-03-13
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻      Yes     ⌧     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻      Yes     ⌧     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧     Yes     ◻     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧     Yes     ◻     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	⌧

Non-accelerated filer	◻	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻     Yes     ⌧     No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States Commodity Index Fund	USCI	NYSE Arca, Inc.
Shares of United States Copper Index Fund	CPER	NYSE Arca, Inc.

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2019 and the number of outstanding shares of each series of the registrant as of March 11, 2020 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2019	Number of Outstanding Shares as of March 11, 2020
United States Commodity Index Fund	$349,366,315	4,900,000
United States Copper Index Fund	11,023,322	600,000
Total	$360,389,637	5,500,000

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I

Item 1. Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into four separate series (each of USCI and CPER is referred to as a “Trust Series” and collectively, the “Trust Series”). As of December 31, 2019, the Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010 and the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. A new series of the Trust, the USCF Crescent Crypto Index Fund (“XBET”) was formed on May 7, 2019. XBET is currently in registration and has not commenced operations. Additional series of the Trust included: the United States Agriculture Index Fund (“USAG”), which liquidated all of its assets on September 12, 2018 and distributed cash pro rata to all remaining shareholders on September 13, 2018, and the USCF Canadian Crude Oil Index Fund (“UCCO”), which never commenced operations and was terminated as a series on May 8, 2019.

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2019, USCI held 880 Futures Contracts on the NYMEX, 716 Futures Contracts on the ICE Futures, 644 Futures Contracts on the CBOT, 480 Futures Contracts on the CME, 1,903 Futures Contracts on the LME and 342 Futures Contracts on the COMEX.

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

CPER’s shares began trading on November 15, 2011. As of December 31, 2019, CPER held 100 Futures Contracts on the COMEX.

Other Defined Terms – Trust Series

The SDCI and the SCI are referred to throughout this annual report on Form 10-K collectively as the “Applicable Index” or “Indices.”

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”) which is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”). Mr. Nicholas D. Gerber (discussed below), along with certain other family members and certain other shareholders, owns the majority of the shares of Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the USCF SummerHaven SHPEN Index Fund (“BUYN”), the USCF SummerHaven SHPEI Index Fund (“BUY”) and USCF SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”), each a series of the USCF ETF Trust. USCF Advisers LLC also served as the investment adviser to the USCF Commodity Strategy Fund, a series of the USCF Mutual Funds Trust, which liquidated all of its assets and distributed cash pro rata to all remaining shareholders in March 2019. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”). USCF previously served as the general partner for the United States Short Oil Fund, LP (“DNO”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), both of which were liquidated in 2018.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017 under the ticker symbols “USOU” and “USOD”, respectively. Each of USOU and USOD liquidated all of its assets and distributed cash pro rata to all remaining shareholders in December 2019.

USO, UNG, UGA, UNL, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in the Trust Series may call 1.800.920.0259 or visit www.uscfinvestments.com or the website of the Securities and Exchange Commission’s (the “SEC”) at www.sec.gov.

USCF is required to evaluate the credit risk of each Trust Series to the futures commission merchant (“FCM”), oversee the purchase and sale of each Trust Series’ shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of each Trust Series and manage each Trust Series’ investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for each Trust Series (the “Marketing Agent” or “ALPS Distributors”), Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for each Trust Series, and SummerHaven Investment Management, LLC (“SummerHaven”), which serves as the commodity trading advisor for USCI and CPER.

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

Each Trust Series endeavors to place trades in Applicable Interests and otherwise manage its investments so that “A” will be within plus/minus ten percent (10%) of “B”, where:

●	A is the average daily percentage change in such Trust Series’ per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which the Trust Series calculates its per share NAV; and
●	B is the average daily percentage change in the price of the Applicable Index over the same period.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2019, USCI held 880 Futures Contracts on the NYMEX, 716 Futures Contracts on the ICE Futures, 644 Futures Contracts on the CBOT, 480 Futures Contracts on the CME, 1,903 Futures Contracts on the LME and 342 Futures Contracts on the COMEX. CPER held 100 Futures Contracts on the COMEX. No Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2019, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of December 31, 2019.

SDCI Commodity Weights as of December 31, 2019

Softs, 7.14%
Precious Metals, 14.29%
Energy, 35.72%
Industrial Metals, 28.57%
Livestock, 7.14%
Grains, 7.14%

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of December 31, 2019.

SCI Commodity Weights as of December 31, 2019

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

During the 12 month reporting period ended December 31, 2019, each Trust Series limited its derivatives activities to Futures Contracts.

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

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Distributors is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”) and Securities Investor Protection Corporation.

On June 25, 2018, the Trust on behalf of USCI and CPER entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as the futures commission merchant (“FCM”) for USCI and CPER. This agreement requires RBC Capital to provide services to USCI and CPER, in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments for USCI and Futures Contracts and other Copper-Related Investments for CPER, in each case that may be purchased or sold by or through RBC Capital for USCI’s or CPER’s account, as applicable. For the period June 25, 2018 and after, USCI and CPER pay RBC Capital commissions for executing and clearing trades on their behalf.

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

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Chicago Board of Trade”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the Panel found that the manner in which the trades occurred violated the Chicago Board of Trade’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine. On October 1, 2019, the CFTC issued an order filing and settling charges against RBCCM for the above activity, as well as related charges. The order required that RBCCM cease and desist from violating the applicable regulations, pay a $5 million civil monetary penalty, and comply with various conditions, including conditions regarding public statements and future cooperation with the CFTC.

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

Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada in the U.S., Canada and Israel. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in foreign exchange trading. Various regulators are also conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s pending settlement with class plaintiffs. Certain institutional plaintiffs opted out of participating in the settlement and have brought their own claims. The Canadian class actions and one other U.S. action that is purportedly brought on behalf of different classes of plaintiffs also remain pending. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

On April 13, 2015, RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (“RBC Bahamas”), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting the company and the other defendants and on June 29, 2018, the French appellate court affirmed the acquittals. The acquittals are being appealed.

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

Thornburg Mortgage Inc. (“TMST”) and RBC Capital were parties to a master repurchase agreement executed in September 2003 whereby TMST financed its purchase of residential mortgage-backed securities. Upon TMST’s default during the financial crisis, RBC Capital valued TMST’s collateral at allegedly deflated prices. After TMST’s bankruptcy filing, TMST’s trustee brought suit against RBC Capital in 2011 for breach of contract. In 2015, TMST was awarded more than $45 million in damages. RBC Capital has appealed. The appeals court set a briefing schedule and simultaneously ordered the parties to participate in a mediation. The parties subsequently reached an agreement to settle the matter; a motion to approve the settlement was filed with the bankruptcy court on January 10, 2016 and granted on February 27, 2017.

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

The FCM will act only as clearing broker for a Trust Series and as such will be paid commissions for executing and clearing trades on behalf of a Trust Series. No FCM has passed upon the adequacy or accuracy of this annual report on Form 10-K. No FCM will act in any supervisory capacity with respect to USCF or participate in the management of USCF or a Trust Series.

RBC is not affiliated with any Trust Series or USCF. Therefore, neither USCF nor any Trust Series believes that there are any conflicts of interest with RBC or its trading principals arising from its acting as the FCM for the Trust Series.

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

USCF has also entered into a licensing agreement with SummerHaven. Under this licensing agreement, SummerHaven has sub-licensed to each of USCI and CPER the use of certain names and marks, including the SDCI with respect to USCI and the SCI with respect to CPER, which SummerHaven licensed from SHIM, the owner of the SDCI and the SCI. For this license, USCF pays a fee to SummerHaven as set forth in the table below.

SHIM’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Fees of USCI and CPER

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by Each Trust Series and USCF
United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.80% for USCI and 0.65% for CPER.(1)

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

SummerHaven, Commodity Trading Advisor

Advisory Fee:

On behalf of USCI, USCF pays a percentage of the average daily assets of USCI that is equal to the percentage fees paid to USCF by USCI minus 0.14%, with that result multiplied by 0.5, minus 0.06%.(2)

On behalf of CPER, USCF pays a percentage of the average daily assets that is equal to the percentage fees paid to USCF by CPER minus 0.18%, with that result multiplied by 0.5, minus 0.06%.(2)

Sublicense Fee:

For each Trust Series, USCF pays $15,000 for each calendar year, plus an annual fee of 0.06% of the average daily assets of each Trust Series.(2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,000 annually.(2)

(1)	USCI or CPER, as applicable, pays this compensation. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, and 0.65% per annum of average daily total net assets for CPER. Prior to May 1, 2014, USCF waived the management fee on a discretionary basis paid by CPER from 0.95% per annum of average daily total net assets, to 0.65% and 0.80% per annum of average daily total net assets, respectively
(2)	USCF pays this compensation.

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of each Trust Series’ total assets and subtracting any liabilities.

Expenses Paid or Accrued by USCI from Inception through December 31, 2019 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(3):	$39,602,724
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$4,695,226
Other Amounts Paid or Accrued(4)(5):	$6,211,625
Total Expenses Paid or Accrued:	$50,509,575
Expenses Waived(3)(5):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(3)(5):	$50,421,271

(3)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF, has contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(4)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(5)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver ended.

Expenses Paid or Accrued by USCI from Inception through December 31, 2019 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF(6):	0.85% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued(7)(8):	0.13% annualized
Total Expenses Paid or Accrued:	1.08% annualized
Expenses Waived(6)(8):	0.00% annualized(9)
Total Expenses Paid or Accrued Including Expenses Waived(6)(8):	1.08% annualized

(6)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(7)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(8)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the discretionary expense waiver ended.
(9)	Represents less than 0.005%.

Other Fees. USCI also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $476,864 for the fiscal year ended December 31, 2019. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2019 were $556,951 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses was $108,435.

Expenses Paid or Accrued by CPER from Inception through December 31, 2019 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(10):	$302,872
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$23,244
Other Amounts Paid or Accrued(11)(12):	$597,395
Total Expenses Paid or Accrued:	$923,511
Expenses Waived(10)(11):	$(547,917)
Total Expenses Paid or Accrued Including Expenses Waived(10)(11):	$375,594

(10)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(11)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.
(12)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.

Expenses Paid or Accrued by CPER from Inception through December 31, 2019 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF(13):	0.66% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.05% annualized
Other Amounts Paid or Accrued(14)(15):	1.30% annualized
Total Expenses Paid or Accrued:	2.01% annualized
Expenses Waived(13)(15):	(1.19)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(13)(15):	0.82% annualized

(13)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 and through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(14)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(15)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. CPER also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $75,000 for the year ended December 31, 2019. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2019 were $556,951 for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses was $2,320.

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

Calculating Per Share NAV

Each Trust Series’ per share NAV is calculated by:

●	Taking the current market value of its total assets;
●	Subtracting any liabilities; and
●	Dividing that total by the total number of outstanding shares.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of a Trust Series (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Participant. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. Authorized Participants pay each Trust Series a $350 transaction fee for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of shares. As of December 31, 2019, 10 Authorized Participants had entered into agreements with USCF on behalf of USCI. During the year ended December 31, 2019, USCI did not issue any Creation Baskets and redeemed 144 Redemption Baskets. As of December 31, 2019, 10 Authorized Participants had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2019, CPER issued 8 Creation Baskets and redeemed 14 Redemption Baskets.

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

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right, but shall have no obligation, to reject any purchase order or Creation Basket Deposit if USCF determines that:

●	the purchase order or Creation Basket Deposit is not in proper form;
●	it would not be in the best interest of the shareholders of a Trust Series;
●	due to position limits or otherwise, investment alternatives that will enable a Trust Series to meet its investment objective are not available to such Trust Series at that time;
●	the acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to a Trust Series or its shareholders;
●	the acceptance or receipt of which would, in the opinion of counsel to USCF, be unlawful; or
●	circumstances outside the control of USCF, the Marketing Agent or the Custodian make it, for all practical purposes, not feasible to process creations of Creation Baskets (including if USCF determines that the investments available to a Trust Series at that time will not enable it to meet its investment objective).

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

Creation and Redemption Transaction Fee

To compensate each Trust Series for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to each Trust Series per order to create or redeem baskets, regardless of the number of baskets in such order. Authorized Participants pay each Trust Series a $350 transaction fee for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

Investments

USCF applies substantially all of a Trust Series’ assets in Applicable Benchmark Component Futures Contracts and Other Related Investments, short-term Treasuries, cash and cash equivalents. When a Trust Series purchases Applicable Benchmark Component Futures Contracts and certain Other Related Investments that are exchange-traded, a Trust Series is required to deposit with the FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under the Applicable Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC Applicable Interests generally impose similar collateral requirements on a Trust Series. USCF invests a Trust Series’ assets that remain after margin and collateral is posted in Treasuries, cash and/or cash equivalents. Subject to these margin and collateral requirements, USCF has sole authority to determine the percentage of assets that will be:

●	held as margin or collateral with FCMs or other custodians;
●	used for other investments; and
●	held in bank accounts to pay current obligations and as reserves.

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

The offer and sale of shares of each Trust Series as well as shares of each Related Public Fund, is registered under the Securities Act. Each Trust Series and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms’ participation in the distribution of shares is regulated as described above, as well as by the self-regulatory association, FINRA.

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

The CEA requires all FCMs, i.e., USCI’s or CPER’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC adopted margin rules for security-based swap dealers and major security-based swap participants on June 21, 2019. The SEC’s margin rules are generally aligned with the Final Margin Rules and the CFTC’s margin rules, but they differ in a few key respects relating to timing for compliance and the manner in which initial margin must be segregated. Trust Series do not currently engage in security-based swap transactions and, therefore, the SEC’s margin rules are not expected to apply to Trust Series.

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

Intellectual Property

USCF owns trademark registrations for USCI (and Design) (U.S. Reg. No. 4437230) for “Fund investment services,” in use since September 30, 2012, and USCI UNITED STATES COMMODITY INDEX FUND (U.S. Reg. No. 4005166) for “Fund investment services,” in use since August 10, 2010. USCF owns trademark registrations for CPER UNITED STATES COPPER INDEX FUND (and Design) (U.S. Reg. No. 4440922) for “Financial investment services in the field of copper futures contracts, cash-settled options on copper futures contracts, forward contracts for copper, over-the-counter transactions based on the price of copper, and indices based on the foregoing,” in use since September 30, 2012, UNITED STATES COPPER INDEX FUND (U.S. Reg. No. 4270057) for “Fund investment services,” in use since November 15, 2011, and THE FIRST COPPER ETF (U.S. Reg. No. 4472746) for “Financial investment services in the field of copper futures contracts, cash-settled options on copper futures contracts, forward contracts for copper, over-the-counter transactions based on the price of copper, and indices based on the foregoing,” in use since February 13, 2012. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for USCF (and Design) (U.S. Reg. No. 5127374) for “Fund investment services,” in use since April 10, 2016, USCF (U.S. Reg No. 5040755) for “Fund investment services,” in use since June 24, 2008, and INVEST IN WHAT’S REAL (U.S. Reg. No. 5450808) for “Fund investment services,” in use since April 2016. USCF relies upon these trademarks and service mark through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on Trust Series’ developments.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global crude oil, generally. Any of these factors could depress economic activity and could have a material adverse effect on Trust Series’ business, financial condition and results of operations, which in turn would negatively impact Trust Series and its shareholders.

Uncertainty about presidential administration initiatives could negatively impact Trust Series’ business, financial condition and results of operations.

The current presidential administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. Accordingly, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks. There has been a corresponding increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation, supply and demand for commodities (including crude oil), and other areas. Although Trust Series cannot predict the impact, if any, of these changes to Trust Series’ business, they could adversely affect Trust Series’ business, financial condition, operating results and cash flows.

Economic impacts due to Brexit.

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, following the House of Commons having passed a Brexit deal on December 20, 2019, the U.K. formally left the European Union on January 31, 2020. The U.K. is currently in a transition period until December 31, 2020, when agreements surrounding trade and other aspects of the U.K.’s future relationship with the European Union will need to be finalized. Until such agreements are finalized, there will be political and economic uncertainty in the United Kingdom and the European Union. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. commodity markets. Such disruptions could adversely impact the value of the investments of each Trust Series.

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

Correlation Risk

Investors purchasing shares to hedge against movements in the price of commodities will have an efficient hedge only if the return from their shares closely correlates with the return from the Applicable Index, which in turn, correlates with the price of commodities that comprise the Applicable Index. Investing in shares of a Trust Series for hedging purposes involves the following risks:

●	The market price at which the investor buys or sells shares may be significantly more or less than NAV.
●	Daily percentage changes in NAV may not closely correlate with daily percentage changes in the price of the Applicable Benchmark.
●	Daily percentage changes in the prices of the Applicable Benchmark may not closely correlate with daily percentage changes in the price of the commodities that comprise the Applicable Index.

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

As of the date of this Annual Report on Form 10-K, each Trust Series’ shares are listed for trading on the NYSE Arca under the market symbols “USCI” and “CPER”. Trading in shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of a Trust Series’ shares will continue to be met or will remain unchanged.

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

SummerHaven is leanly staffed and relies heavily on key personnel to manage advisory activities. In providing trading advisory services to each Trust Series with respect to its Applicable Index, SummerHaven relies heavily on Kurt Nelson and Dr. K. Geert Rouwenhorst. Mr. Nelson and Dr. Rouwenhorst intend to allocate their time to managing the assets of each Trust Series in a manner that they deem appropriate. If such key personnel of SummerHaven were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of SummerHaven.

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

The failure or bankruptcy of a futures commission merchant or clearing house could result in a substantial loss of Trust Series’ assets and could impair Trust Series in its ability to execute trades.

The Commodity Exchange Act and CFTC regulations impose several requirements on FCMs and clearing houses that are designed to protect customers, including mandating the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs. In particular, the Commodity Exchange Act and CFTC regulations require FCM and clearing houses to segregate all funds received from customers from proprietary assets. There can be no assurance that the requirements imposed by the Commodity Exchange Act and CFTC regulations will prevent losses to, or not materially adversely affect, Trust Series or its investors.

In particular, in the event of an FCM’s or clearing house’s bankruptcy, Trust Series could be limited to recovering either a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts or Trust Series may not recover any assets at all. Trust Series may also incur a loss of any unrealized profits on its open and closed positions. This is because if such a bankruptcy were to occur, Trust Series would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims.

Bankruptcy of a clearing FCM can be caused by, among other things, the default of one of the FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by Trust Series (as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, Trust Series could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

Notwithstanding that Trust Series could sustain losses upon the failure or bankruptcy of its FCM, the majority of Trust Series’ assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of an FCM.

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

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, the Funds are susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events such as a cyber-attack against Fund, a natural catastrophe, an industrial accident, failure of the Trust’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of a Fund’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. Adverse effects can become particularly acute if those events affect Fund’s electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

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

As of December 31, 2019, USCI had approximately 13,153 holders of shares.

As of December 31, 2019, CPER had approximately 1,185 holders of shares.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USCI

USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 36 baskets (comprising 1,800,000 shares) and 144 baskets (comprising 7,200,000 shares) for the three and twelve months ended December 31, 2019, respectively. Monthly redemptions for the last three months are detailed below.

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
10/1/19 to 10/31/19	550,000	$36.01
11/1/19 to 11/30/19	150,000	$36.06
12/1/19 to 12/31/19	1,100,000	$36.26
Total	1,800,000

CPER

CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 2 baskets (comprising 100,000 shares) and 14 baskets (comprising 700,000 shares) for the three and twelve months ended December 31, 2019, respectively. Monthly redemptions for the last three months are detailed below.

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
10/1/19 to 10/31/19	—	$—
11/1/19 to 11/30/19	—	$—
12/1/19 to 12/31/19	100,000	$17.65
Total	100,000

Item 6. Selected Financial Data.

Financial Highlights for USCI (for the years ended December 31, 2019, 2018, 2017, 2016 and 2015)

(Dollar amounts in 000’s except for per share information)

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Total assets	$192,499	$464,077	$504,277	$643,374	$521,732
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(12,972)	$(76,612)	$27,280	$(12,203)	$(98,593)
Net income (loss)	$(8,414)	$(71,771)	$26,491	$(15,640)	$(103,688)
Weighted average shares	9,286,164	13,764,384	12,996,575	14,559,973	12,705,890
Net income (loss) per share	$(0.62)	$(4.99)	$2.46	$(0.50)	$(7.72)
Net income (loss) per weighted average share	$(0.91)	$(5.21)	$2.04	$(1.07)	$(8.16)
Cash and cash equivalents at end of year	$163,037	$427,657	$464,781	$601,266	$474,315

Financial Highlights for CPER (for the years ended December 31, 2019, 2018, 2017, 2016 and 2015)

(Dollar amounts in 000’s except for per share information)

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Total assets	$7,515	$11,561	$13,127	$5,805	$2,184
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$109	$(3,109)	$2,257	$248	$(623)
Net income (loss)	$271	$(2,993)	$2,265	$237	$(636)
Weighted average shares	615,753	636,986	577,397	200,546	118,082
Net income (loss) per share	$1.10	$(4.61)	$4.69	$2.12	$(4.86)
Net income (loss) per weighted average share	$0.44	$(4.70)	$3.92	$1.18	$(5.39)
Cash and cash equivalents at end of year	$6,700	$10,754	$9,300	$5,388	$1,871

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

The Trust has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and the Trust assumes no obligation to update any such forward-looking statements. Although the Trust undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Trust may make directly to them or through reports that the Trust files in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2019, USCI held 880 Futures Contracts on the NYMEX, 716 Futures Contracts on the ICE Futures, 644 Futures Contracts on the CBOT, 480 Futures Contracts on the CME,  1,903 Futures Contracts on the LME and 342 Futures Contracts on the COMEX, totaling 4,965 futures contracts.

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

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to as "Other Copper-Related Investments," and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, "Copper Interests."

CPER's shares began trading on November 15, 2011. As of December 31, 2019, CPER held 100 Futures Contracts on the COMEX.

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

Commodity Markets

Commodity Futures Price Movements

Year Ended December 31, 2019

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly downward trend during the year ended December 31, 2019. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	(0.17)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	17.63%
Bloomberg Commodity Index Total Return(2)	7.69%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	12.94%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of January 1, 2019 was $1,221.18. As of December 31, 2019, the value of the SDCI was $1,219.05, down approximately (0.17)% over the year ended December 31, 2019.

The return of approximately (0.17)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $37.49 and ended the year at $36.87 on December 31, 2019, a decrease of approximately (1.65)% over the year. USCI’s per share NAV reached its high for the year on April 12, 2019 at $39.65 and reached its low for the year on August 23, 2019 at $34.73. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USCI's per share NAV.

Copper Markets

Copper Futures Price Movements

Year Ended December 31, 2019

As measured by the two major copper indexes, copper futures prices exhibited a downward trend during the year ended December 31, 2019. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM(“SCI”)(1)	7.40%
Bloomberg Copper Subindex Total Return(2)	7.27%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of January 1, 2019 was $842.94. As of December 31, 2019, the value of the SCI was $905.32, up approximately 7.40% over the year ended December 31, 2019.

The return of approximately 7.40% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $16.44 and ended the year at $17.54 on December 31, 2019, an increase of approximately 6.69% over the year. CPER’s per share NAV reached its high for the year on April 17, 2019 at $18.58 and reached its low for the year on September 3, 2019 at $15.83. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect CPER's per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of December 31, 2019, USCI had issued 35,050,000 shares, 5,150,000 of which were outstanding. As of December 31, 2019, there were 14,950,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of December 31, 2019, CPER had issued 2,100,000 shares, 400,000 of which were outstanding. As of December 31, 2019, there were 27,900,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017. A new series of the Trust, the USCF Crescent Crypto Index Fund (“XBET”) was formed on May 7, 2019. XBET is currently in registration and has not commenced operations. Additional series of the Trust included: the United States Agriculture Index Fund ("USAG"), which liquidated all of its assets on September 12, 2018 and distributed cash pro rata to all remaining shareholders on September 13, 2018 and the USCF Canadian Crude Oil Index Fund ("UCCO"), which never commenced operations and was terminated as a series on May 8, 2019.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2019, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018; and for the Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017

USCI

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Per share net asset value, end of year	$36.87	$37.49	$42.48
Average daily total net assets	$347,299,990	$580,702,215	$515,814,138
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$7,894,440	$10,237,068	$4,017,753
Annualized yield based on average daily total net assets	2.27%	1.76%	0.78%
Management fee	$2,778,400	$4,645,618	$4,126,513
Total fees and other expenses excluding management fees	$1,039,296	$1,317,387	$1,223,298
Total commissions accrued to brokers	$453,997	$539,884	$527,610
Total commissions as annualized percentage of average total net assets	0.13%	0.09%	0.10%
Commissions accrued as a result of rebalancing	$429,823	$508,021	$505,199
Percentage of commissions accrued as a result of rebalancing	94.68%	94.10%	95.75%
Commissions accrued as a result of creation and redemption activity	$24,174	$31,863	$22,411
Percentage of commissions accrued as a result of creation and redemption activity	5.32%	5.90%	4.25%

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

The decrease in the per share NAV for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due to decrease in values of the Futures Contracts held by USCI; and for the year ended December 31, 2018, compared to the year ended December 31, 2017, the decrease in the per share NAV was due to decrease in the values of the Futures Contracts held by USCI.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2019, compared to the year ended December 31, 2018; and were higher during the year ended December 31, 2018, compared to the year ended December 31, 2017. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the year ended December 31, 2019, compared to the year ended December 31, 2018; and was higher during the year ended December 31, 2018 compared to the year ended December 31, 2017. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2019, compared to the year ended December 31, 2018 was due primarily to USCI's smaller size as measured by total net assets; and the increase in total fees and other expenses excluding management fees for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to USCI’s larger size as measured by total net assets.

The decrease in USCI's total commissions accrued to brokers for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to a lower number of contracts traded; and the increase in  total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to higher number of contracts traded.

CPER

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Per share net asset value, end of year	$17.54	$16.44	$21.05
Average daily total net assets	$10,551,637	$11,833,174	$10,341,070
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$233,696	$201,147	$80,677
Annualized yield based on average daily total net assets	2.21%	1.70%	0.78%
Management fee	$68,586	$76,916	$67,217
Total fees and other expenses excluding management fees	$83,455	$69,048	$55,735
Total amount of the expense waiver	$67,628	$51,300	$40,153
Expenses before allowance for the expense waiver	$152,041	$145,964	$122,952
Expenses after allowance for the expense waiver	$84,413	$94,664	$82,799
Total commissions accrued to brokers	$6,082	$5,181	$5,461
Total commissions as annualized percentage of average total net assets	0.06%	0.04%	0.05%
Commissions accrued as a result of rebalancing	$5,353	$4,205	$4,390
Percentage of commissions accrued as a result of rebalancing	88.01%	81.16%	80.39%
Commissions accrued as a result of creation and redemption activity	$729	$976	$1,071
Percentage of commissions accrued as a result of creation and redemption activity	11.99%	18.84%	19.61%

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

The increase in the per share NAV for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due to decrease in values of the Futures Contracts held by CPER; and for the year ended December 31, 2018, compared to the year ended December 31, 2017, the decrease in the per share NAV was due to decrease in the values of the Futures Contracts held by CPER.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2019, compared to the year ended December 31, 2018; and were higher during the year ended December 31, 2018, compared to the year ended December 31, 2017. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the year ended December 31, 2019, compared to the year ended December 31, 2018; and was higher during the year ended December 31, 2018 compared to the year ended December 31, 2017. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2019, compared to the year ended December 31, 2018 was due primarily to CPER's higher professional fees; and the increase in total fees and other expenses excluding management fees for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to CPER’s higher professional fees.

The increase in CPER's total commissions accrued to brokers for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to a higher number of contracts traded; and the decrease in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to lower number of contracts traded.

For the Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018; and for the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

USCI

	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Per share net asset value, end of period	$36.87	$37.49	$42.48
Average daily total net assets	$225,860,952	$543,448,302	$485,695,629
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,075,122	$2,951,696	$1,314,097
Annualized yield based on average daily total net assets	1.89%	2.15%	1.07%
Management fee	$455,435	$1,095,830	$979,375
Total fees and other expenses excluding management fees	$150,351	$300,213	$327,955
Total commissions accrued to brokers	$43,298	$102,282	$86,604
Total commissions as annualized percentage of average total net assets	0.08%	0.07%	0.07%
Commissions accrued as a result of rebalancing	$36,664	$97,605	$84,189
Percentage of commissions accrued as a result of rebalancing	84.68%	95.43%	97.21%
Commissions accrued as a result of creation and redemption activity	$6,634	$4,677	$2,415
Percentage of commissions accrued as a result of creation and redemption activity	15.32%	4.57%	2.79%

The decrease in the per share NAV for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, was due primarily to decrease in values of the Futures Contracts held by USCI; and the decrease in the per share NAV for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to decrease in values of the Futures Contracts held by USCI.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the three months ended December 31, 2019, compared to the three months ended December 31, 2018; and were higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the three months ended December 31, 2019, compared to the three months ended December 31, 2018; and was higher during the three months ended December 31, 2018 compared to the three months ended December 31, 2017. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended December 31, 2019, compared to the three months ended December 31, 2018 was due primarily to USCI’s smaller size as measured by total net assets; and the decrease in total fees and other expenses excluding management fees for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to lower accrued taxes.

The decrease in total commissions accrued to brokers for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, was due primarily to a lower number of contracts traded; and the increase in total commissions accrued to brokers for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to higher number of contracts traded.

CPER

	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Per share net asset value, end of period	$17.54	$16.44	$21.05
Average daily total net assets	$7,914,655	$11,199,708	$8,658,563
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$34,239	$58,167	$23,433
Annualized yield based on average daily total net assets	1.72%	2.06%	1.07%
Management fee	$12,967	$18,350	$14,186
Total fees and other expenses excluding management fees	$14,202	$20,861	$7,916
Total amount of the expense waiver	$11,210	$16,628	$4,574
Expenses before allowance for the expense waiver	$27,169	$39,211	$22,102
Expenses after allowance for the expense waiver	$15,959	$22,583	$17,528
Total commissions accrued to brokers	$1,290	$428	$1,317
Total commissions as annualized percentage of average total net assets	0.06%	0.02%	0.06%
Commissions accrued as a result of rebalancing	$1,164	$399	$1,176
Percentage of commissions accrued as a result of rebalancing	90.23%	93.22%	89.29%
Commissions accrued as a result of creation and redemption activity	$126	$29	$141
Percentage of commissions accrued as a result of creation and redemption activity	9.77%	6.78%	10.71%

The increase in the per share NAV for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, was due primarily to increase in values of the Futures Contracts held by CPER; and the decrease in the per share NAV for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to decrease in values of the Futures Contracts held by CPER.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the three months ended December 31, 2019, compared to the three months ended December 31, 2018; and were higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the three months ended December 31, 2019, compared to the three months ended December 31, 2018; and was higher during the three months ended December 31, 2018 compared to the three months ended December 31, 2017. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended December 31, 2019, compared to the three months ended December 31, 2018 was due primarily to CPER’s smaller size as measured by total net assets; and the increase in total fees and other expenses excluding management fees for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to CPER’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, was due primarily to a higher number of contracts traded; and the decrease in total commissions accrued to brokers for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to lower number of contracts traded.

Portfolio Holdings for USCI

During the year ended December 31, 2019, USCI’s portfolio held at all times Futures Contracts based on at least fourteen different commodities. Due to changes in the composition of the SDCI, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The SDCI” below). The table below lists the Benchmark Component Futures Contracts held during the year ended December 31, 2019.Benchmark Component Futures Contracts for USCI

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2019	2/1/2019	3/1/2019	4/1/2019	5/1/2019	6/1/2019	7/1/2019	8/1/2019	9/1/2019	10/1/2019	11/1/2019	12/1/2019
Crude Oil (Brent)	●	●	●	●	●	●	●	●	●	●	●	●
Crude Oil (WTI)								●	●		●	●
Gas Oil		●		●					●	●		●
Heating Oil	●	●	●	●					●	●	●	●
Natural Gas	●	●	●			●	●
Unleaded Gasoline			●	●	●	●	●	●	●	●	●	●
Feeder Cattle	●	●	●	●	●			●		●
Lean Hogs			●	●	●		●	●	●	●	●	●
Live Cattle	●	●	●	●	●	●	●	●
Corn	●	●	●		●	●	●	●
Soybeans						●	●	●	●	●
Soybean Meal						●
Soybean Oil						●					●	●
Wheat	●	●	●	●	●	●
Aluminum											●
Copper	●	●		●								●
Lead							●	●		●
Nickel			●		●		●	●	●	●	●	●
Tin	●	●	●	●	●	●						●
Zinc	●	●	●	●	●	●			●	●	●	●
Gold	●	●	●	●	●	●	●	●	●	●	●
Platinum							●	●	●	●	●	●
Silver	●						●	●	●	●	●	●
Cocoa	●	●		●	●	●	●		●	●	●
Coffee											●	●
Cotton					●
Sugar	●	●	●	●	●	●	●	●	●

● = Component

Source: Bloomberg

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2019. Second, while the tables above list the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2019	2/1/2019	3/1/2019	4/1/2019	5/1/2019	6/1/2019	7/1/2019	8/1/2019	9/1/2019	10/1/2019	11/1/2019	12/1/2019
Crude Oil (WTI)	●	●	●							●		●
Unleaded Gasoline	●	●	●			●	●	●	●	●	●	●
Crude Oil (Brent)	●	●	●	●		●			●	●	●	●
Heating Oil	●	●	●		●			●		●	●	●
Gas Oil			●		●	●		●	●	●	●	●
Natural Gas	●		●	●	●	●	●	●
Lean Hogs						●	●	●	●		●	●
Live Cattle		●	●	●	●	●	●	●
Feeder Cattle	●	●			●		●			●	●	●
Soybean Oil	●					●	●	●	●
Wheat										●	●	●
Soybeans
Corn
Soybean Meal		●	●	●	●
Nickel							●		●
Copper	●		●	●	●	●	●	●	●	●	●	●
Aluminum	●			●	●	●	●	●	●	●	●
Lead		●	●	●	●	●	●	●	●	●	●
Zinc	●	●	●	●	●	●	●	●	●	●	●	●
Tin	●	●		●	●	●	●	●	●	●	●	●
Platinum		●		●				●
Gold	●	●	●	●	●		●		●	●	●	●
Silver		●		●		●
Coffee
Sugar	●	●	●	●								●
Cocoa	●		●		●				●
Cotton				●	●	●	●	●	●	●	●	●

● = Component

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

USCI

For the 30-valuation days ended December 31, 2019, the simple average daily change in the SDCI was 0.089%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.083%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (5.410)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended December 31, 2019, the last trading day in December. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended December 31, 2019.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to December 31, 2019, the simple average daily change in the SDCI was (0.004)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.010)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.50)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2019, the actual total return of USCI as measured by changes in its per share NAV was (1.65)%. This is based on an initial per share NAV of $37.49 as of December 31, 2018 and an ending per share NAV as of December 31, 2019 of $36.87. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $37.42 as of December 31, 2019, for a total return over the relevant time period of (0.19)%. The difference between the actual per share NAV total return of USCI of (1.65)% and the expected total return based on the SDCI of (0.19)% was an error over the time period of (1.46)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2019, USCI earned interest income of $7,449,252, which is equivalent to a weighted average income rate of approximately 2.14% for such period. In addition, during the year ended December 31, 2019, USCI also collected $26,950 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2019, USCI incurred total expenses of $3,817,696. Income from interest and Authorized Participant collections net of expenses was $3,658,506, which is equivalent to a weighted average net income rate of approximately 1.05% for the year ended December 31, 2019.

By comparison, for the year ended December 31, 2018, the actual total return of USCI as measured by changes in its per share NAV was (11.75)%. This was based on an initial per share NAV of $42.48 as of December 31, 2017 and an ending per share NAV as of December 31, 2018 of $37.49. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $38.02 as of December 31, 2018, for a total return over the relevant time period of (11.65)%. The difference between the actual per share NAV total return of USCI of (11.75)% and the expected total return based on the SDCI of (11.65)% was an error over the time period of (0.10)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2018, USCI earned interest income of $9,827,503, which is equivalent to a weighted average income rate of approximately 1.69% for such period. In addition, during the year ended December 31, 2018, USCI also collected $26,600 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2018, USCI incurred total expenses of $5,963,005. Income from interest and Authorized Participant collections net of expenses was $3,891,098, which is equivalent to a weighted average net income rate of approximately 0.67% for the year ended December 31, 2018.

By comparison, for the year ended December 31, 2017, the actual total return of USCI as measured by changes in its per share NAV was 6.15%. This was based on an initial per share NAV of $40.02 on December 31, 2016 and an ending per share NAV as of December 31, 2017 of $42.48. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $43.25 as of December 31, 2017, for a total return over the relevant time period of 8.07%. The difference between the actual per share NAV total return of USCI of 6.15% and the expected total return based on the SDCI of 8.07% was an error over the time period of (1.92)%, which is to say that USCI's actual total return underperformed the benchmark result by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2017, USCI earned interest income of $4,017,753, which is equivalent to a weighted average income rate of approximately 0.78% for such period. In addition, during the year ended December 31, 2017, USCI also collected $15,750 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2017, USCI incurred total expenses of $5,349,811. Income from interest and Authorized Participant collections net of expenses was $(1,316,308), which is equivalent to a weighted average net income rate of approximately (0.26)% for the year ended December 31, 2017.

CPER

For the 30-valuation days ended December 31, 2019, the simple average daily change in the SCI was 0.1887%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.1895%. The average daily difference was 0.0008% (or 0.08 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (2.7312)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended December 31, 2019, the last trading day in December. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended December 31, 2019.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to December 31, 2019, the simple average daily change in the SCI was (0.0059)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.0098)%. The average daily difference was (0.0039)% (or (0.39) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.4685)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

CPER Monthly Total Return vs Monthly Benchmark Futures Contracts
(5 years ending December 31, 2019)*
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
CPER monthly return
SCI Benchmark monthly return

An alternative tracking measurement of the return performance of CPER versus the return of its SCI can be calculated by comparing the actual return of CPER, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that CPER’s returns had been exactly the same as the daily changes in its SCI.

For the year ended December 31, 2019, the actual total return of CPER as measured by changes in its per share NAV was 6.69%. This is based on an initial per share NAV of $16.44 as of December 31, 2018 and an ending per share NAV as of December 31, 2019 of $17.54. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.66 as of December 31, 2019, for a total return over the relevant time period of 7.42%. The difference between the actual per share NAV total return of CPER of 6.69% and the expected total return based on the SCI of 7.42% was an error over the time period of (0.73)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2019, CPER earned interest income of $209,278, which is equivalent to a weighted average income rate of approximately 1.98% for such period. During the year ended December 31, 2019, CPER collected $6,300 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2019, CPER incurred net expenses of $84,413. Income from interest and Authorized Participant collections net of expenses was $131,165, which is equivalent to a weighted average net income rate of approximately 1.24% for the year ended December 31, 2019.

By comparison, for the year ended December 31, 2018, the actual total return of CPER as measured by changes in its per share NAV was (21.90)%. This was based on an initial per share NAV of $21.05 as of December 31, 2017 and an ending per share NAV as of December 31, 2018 of $16.44. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $16.60 as of December 31, 2018, for a total return over the relevant time period of (21.14)%. The difference between the actual per share NAV total return of CPER of (21.90)% and the expected total return based on the SCI of (21.14)% was an error over the time period of (0.76)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2018, CPER earned interest income of $187,804, which is equivalent to a weighted average income rate of approximately 1.59% for such period. During the year ended December 31, 2018, CPER collected $4,550 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2018, CPER incurred net expenses of $94,664. Income from interest and Authorized Participant collections net of expenses was $97,690, which is equivalent to a weighted average net income rate of approximately 0.83% for the year ended December 31, 2018.

By comparison, for the year ended December 31, 2017, the actual total return of CPER as measured by changes in its per share NAV was 28.67%. This was based on an initial per share NAV of $16.36 on December 31, 2016 and an ending per share NAV as of December 31, 2017 of $21.05. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $21.43 as of December 31, 2017, for a total return over the relevant time period of 30.99%. The difference between the actual per share NAV total return of CPER of 28.67% and the expected total return based on the SCI of 30.99% was an error over the time period of (2.32)%, which is to say that CPER's actual total return underperformed the benchmark result by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2017, CPER earned interest income of $80,677, which is equivalent to a weighted average income rate of approximately 0.78% for such period. During the year ended December 31, 2017, CPER collected $4,550 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2017, CPER incurred net expenses of $82,799. Income from interest and Authorized Participant collections net of expenses was $2,428, which is equivalent to a weighted average net income rate of approximately 0.02% for the year ended December 31, 2017.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series' ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series' attempt to track the Applicable Index.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2019. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series' NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows.  However, it is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index's total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2019. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2019. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2019. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2019. During the year ended December 31, 2019, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2019, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2009 through December 31, 2019.

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

Since the SDCI was launched on December 18, 2009, there is no actual performance history available prior to that date and there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, this data on the components and weightings is available for periods prior to December 18, 2009. The table below reflects how the SDCI would have performed from January 1, 2009 through December 31, 2019 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period

from January 1, 2009 through December 31, 2019

Year	Ending Level*	Annual Return
2009	1,532.84	30.37%
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1.219.05	(0.17)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2009–12/31/2019 YTD)

35%
30%
25%
20%
15%
10%
5%
0%
-5%
-10%
-15%
-20%
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

Source: SummerHaven Index Management, Bloomberg

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2019
			DB LCI
	BCOM TR	S&P GSCI TR	OY TR	SDCI
Total return	11.00%	(15.00)%	182.00%	442%
Average annual return (total)	2.40%	2.95%	7.31%	9.88%
Annualized volatility	15.83%	22.56%	18.59%	14.76%
Annualized Sharpe ratio	(0.01)	0.02	0.24	0.40

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through December 31, 2019 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2019; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between December 31, 2009 and December 31, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(12/31/2009–12/31/2019)

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(12/31/2014–12/31/2019)

SDCI TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
120
100
80
60
40
20
-
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19

Source: SHIM, Bloomberg

SCI

The table and chart below show the hypothetical performance of the SCI from December 31, 2009 through December 31, 2019.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI prior to that date and the actual performance history is available from the date to the present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. As a result, this data on the components and weighting is available for periods prior to November 4, 2010. The table below reflects how the SCI would have performed from January 1, 2009 through December 31, 2019 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2009 through December 31, 2019

Year	Ending Level*	Annual Return
2009	1,153.12	131.93%
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%

*

The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2009–12/31/2019)

140%
120%
100%
80%
60%
40%
20%
0%
-20%
-40%
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

Source: SummerHaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2019
	BCOM	Spot Copper
	HG TR	(less storage)	SCI TR
Total return	284.11%	90.23%	478.11%
Average annual return (total)	12.34%	8.62%	14.79%
Annualized volatility	25.85%	24.93%	25.30%
Annualized Sharpe ratio	0.39	0.26	0.50

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through December 31, 2019 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2019; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between December 31, 2009 and December 31, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (12/31/2009–12/31/2019)

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI (12/31/2014–12/31/2019)

175
150
125
100
75
50
25
-
SCI TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19

Source: SHIM, Bloomberg, LME

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series' NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2019, the Trust Series' expenses did not exceed the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2018, each Trust Series' expenses did not exceed the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series' investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2019, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series' assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series' assets related to foreign Futures Contracts trading. During the year ended December 31, 2019, USCI did not make investments on any foreign exchanges. During the year ended December 31, 2019, CPER did not make investments on any foreign exchanges. In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2019, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $190,313,994 and $7,098,904, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCMs, as applicable, may be subject to loss should the Trust Series' custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2019, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of December 31, 2019 or had direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2019, FCM fees were approximately 0.13% of average daily total net assets for USCI, and approximately 0.06% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by  CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust.

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

As of December 31, 2019, USCI's portfolio consisted of 4,965 Futures Contracts traded on the Futures Exchanges and CPER's portfolio consisted of 100 Futures Contracts traded on the COMEX. For a list of each of USCI's and CPER's current holdings, please see www.uscfinvestments.com.

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

Item 8. Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Index to Financial Statements

Documents	Page
Management’s Annual Report on Internal Control Over Financial Reporting.	86

Report of Independent Registered Public Accounting Firm.	87

Statements of Financial Condition at December 31, 2019 and 2018.	89

Schedules of Investments at December 31, 2019 and 2018.	93

Statements of Operations for the years ended December 31, 2019, 2018 and 2017.	99

Statements of Changes in Capital for the years ended December 31, 2019, 2018 and 2017 and Statements of Changes in Shares Outstanding for the years ended December 31, 2019, 2018 and 2017.	103

Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.	107

Notes to Financial Statements for the years ended December 31, 2019, 2018 and 2017.	111

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust's and each Trust Series’ internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2019, the internal control over financial reporting for the Trust and each Trust Series is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

United States Commodity Index Funds Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Commodity Index Funds Trust (the “Trust”) and its Series including United States Commodity Index Fund, United States Copper Index Fund and USCF Crescent Crypto Index Fund, in total and for each Series as of December 31, 2019 and 2018, including the schedule of investments as of December 31, 2019 and 2018, and the related statements of operations, changes in capital, changes in shares outstanding and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s and its Series’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and its Series as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Trust and its Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

March 13, 2020

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2019 and 2018

United States Commodity Index Fund

	December 31, 2019	December 31, 2018

Assets
Cash and cash equivalents (at cost $163,036,680 and $427,657,030, respectively) (Notes 2 and 6)	$163,036,680	$427,657,030
Equity in trading accounts:
Cash and cash equivalents (at cost $27,277,314 and $50,852,183, respectively)	27,277,314	50,852,183
Unrealized gain (loss) on open commodity futures contracts	2,138,868	(14,487,984)
Dividends receivable	25,510	9,983
Interest receivable	—	4,224
Prepaid insurance	20,198	41,237
ETF transaction fees receivable	350	—

Total assets	$192,498,920	$464,076,673

Liabilities and Capital
Payable for shares redeemed	$1,843,700	$—
Management fees payable (Note 4)	142,699	367,646
Professional fees payable	571,822	604,296
Brokerage commissions payable	33,805	43,305
Directors’ fees payable	11,412	18,918

Total liabilities	2,603,438	1,034,165

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	189,895,482	463,042,508
Total Capital	189,895,482	463,042,508

Total liabilities and capital	$192,498,920	$464,076,673

Shares outstanding	5,150,000	12,350,000
Net asset value per share	$36.87	$37.49
Market value per share	$36.90	$37.53

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2019 and 2018

United States Copper Index Fund

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $6,699,854 and $10,753,786, respectively) (Notes 2 and 6)	$6,699,854	$10,753,786
Short-Term Investments (at cost $— and $295,216, respectively) (Note 6)	—	295,216
Equity in trading accounts:
Cash and cash equivalents (at cost $399,050 and $1,362,458, respectively)	399,050	1,362,458
Unrealized gain (loss) on open commodity futures contracts	346,250	(903,475)
Receivable from Sponsor (Note 4)	67,629	51,299
Dividends receivable	1,363	1,356
Interest receivable	125	221
Prepaid insurance	253	203

Total assets	$7,514,524	$11,561,064

Liabilities and Capital
Payable due to Broker	$429,967	$—
Management fees payable (Note 4)	4,647	6,113
Professional fees payable	64,311	49,800
Directors’ fees payable	222	256

Total liabilities	499,147	56,169

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	7,015,377	11,504,895
Total Capital	7,015,377	11,504,895

Total liabilities and capital	$7,514,524	$11,561,064

Shares outstanding	400,000	700,000
Net asset value per share	$17.54	$16.44
Market value per share	$17.54	$16.44

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statement of Financial Condition

At December 31, 2019*

USCF Crescent Crypto Index Fund

December 31, 2019*
Assets
Cash (at cost $1,000) (Notes 2 and 6)	$1,000

Total assets	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000
Shareholders	—
Total Capital	1,000

Total liabilities and capital	$1,000

*	The Sponsor contributed $1,000 on May 8, 2019. As of December 31, 2019, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2019 and 2018

United States Commodity Index Funds Trust

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $169,737,534 and $438,410,816, respectively) (Notes 2 and 6)	$169,737,534	$438,410,816
Short-Term Investments (at cost $— and $295,216, respectively) (Note 6)	—	295,216
Equity in trading accounts:
Cash and cash equivalents (at cost $27,676,364 and $52,214,641, respectively)	27,676,364	52,214,641
Unrealized gain (loss) on open commodity futures contracts	2,485,118	(15,391,459)
Receivable from Sponsor (Note 4)	67,629	51,299
Dividends receivable	26,873	11,339
Interest receivable	125	4,445
Prepaid insurance	20,451	41,440
ETF transaction fees receivable	350	—

Total assets	$200,014,444	$475,637,737

Liabilities and Capital
Payable due to Broker	$429,967	$—
Payable for shares redeemed	1,843,700	—
Management fees payable (Note 4)	147,346	373,759
Professional fees payable	636,133	654,096
Brokerage commissions payable	33,805	43,305
Directors’ fees payable	11,634	19,174

Total liabilities	3,102,585	1,090,334

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	—
Shareholders	196,910,859	474,547,403
Total Capital	196,911,859	474,547,403

Total liabilities and capital	$200,014,444	$475,637,737

Shares outstanding	5,550,000	13,050,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2019

United States Commodity Index Fund

			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of
	Amount	Contracts	Contracts	Capital
Open Futures Contracts – Long
Foreign Contracts
LME Aluminum Futures LA January 2020 contracts, expiring January 2020	$15,995,580	366	$376,058	0.20
LME Zinc Futures LX January 2020 contracts, expiring January 2020	15,870,949	276	(132,049)	(0.07)
ICE Brent Crude Oil Futures CO April 2020 contracts, expiring February 2020	13,346,390	206	103,350	0.05
LME Nickel Futures LN March 2020 contracts, expiring March 2020	18,627,141	189	(2,724,217)	(1.43)
LME Zinc Futures LX April 2020 contracts, expiring April 2020	13,770,894	240	(152,394)	(0.08)
ICE Gas Oil Futures QS June 2020 contracts, expiring June 2020	13,567,750	225	(140,875)	(0.07)
LME Tin Futures LT August 2020 contracts, expiring August 2020	13,567,282	159	66,633	0.03
	104,745,986	1,661	(2,603,494)	(1.37)
United States Contracts
CME Lean Hogs Futures LH February 2020 contracts, expiring February 2020	14,783,310	480	(1,069,710)	(0.56)
ICE Coffee-C Futures KC March 2020 contracts, expiring March 2020	12,630,543	285	1,231,144	0.65
COMEX Copper Futures HG May 2020 contracts, expiring March 2020	13,502,275	191	(146,600)	(0.08)
COMEX Silver Futures SI March 2020 contracts, expiring March 2020	13,642,920	151	(112,565)	(0.06)
NYMEX Platinum Futures PL April 2020 contracts, expiring April 2020	12,884,950	284	999,810	0.53
NYMEX Heating Oil Futures HO June 2019 contracts, expiring May 2020	12,441,702	162	971,023	0.51
CBOT Soybean Futures S July 2020 contracts, expiring July 2020	12,152,022	644	1,511,082	0.79
NYMEX WTI Crude Oil Futures CL September 2020 contracts, expiring August 2020	12,753,250	233	707,160	0.37
NYMEX RBOB Gasoline Futures RB December 2020 contracts, expiring November 2020	12,941,981	201	429,303	0.23
	117,732,953	2,631	4,520,647	2.38
Open Futures Contracts - Short*
Foreign Contracts
LME Aluminum Futures LA January 2020 contracts, expiring January 2020	(16,436,388)	366	62,933	0.03
LME Zinc Futures LX January 2020 contracts, expiring January 2020	(15,888,926)	276	148,154	0.08
LME Nickel Futures LN March 2020 contracts, expiring March 2020	(2,619,888)	31	10,628	0.01
	(34,945,202)	673	221,715	0.12
Total Open Futures Contracts**	$187,533,737	4,965	$2,138,868	1.13

United States Commodity Index Funds Trust

Schedule of Investments (Continued)

At December 31, 2019

United States Commodity Index Fund

	Principal	Market	% of
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.91%, 1/02/2020	$12,000,000	$11,999,368	6.32
2.03%, 1/09/2020	16,000,000	15,992,853	8.42
1.75%, 1/16/2020	15,000,000	14,989,115	7.89
2.04%, 1/23/2020	5,000,000	4,993,837	2.63
2.02%, 1/30/2020	26,000,000	25,958,153	13.67
1.54%, 2/20/2020	15,000,000	14,968,125	7.88
1.70%, 3/26/2020	20,000,000	19,920,194	10.49
1.64%, 4/09/2020	10,000,000	9,955,175	5.24
1.60%, 4/16/2020	15,000,000	14,929,775	7.86
1.59%, 4/30/2020	9,000,000	8,952,750	4.72
1.55%, 5/21/2020	15,000,000	14,909,819	7.85
1.53%, 6/04/2020	10,000,000	9,934,556	5.23
1.54%, 6/18/2020	2,000,000	1,985,635	1.05
Total Treasury Obligations		169,489,355	89.25

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	3,900,000	3,900,000	2.05
Goldman Sachs Financial Square Funds - Government Fund - Class FS	10,000,000	10,000,000	5.27
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	5,600,000	5,600,000	2.95
Total Money Market Funds		19,500,000	10.27
Total Cash Equivalents		$188,989,355	99.52

*     All short contracts are offset by long positions in Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

**   Collateral amounted to $27,277,314 on open futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2018

United States Commodity Index Fund

			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of
	Amount	Contracts	Contracts	Capital
Open Futures Contracts - Long
Foreign Contracts
LME Aluminum Futures LA January 2019 contracts, expiring January 2019	$36,377,145	754	$(2,018,308)	(0.44)
LME Tin Futures LT January 2019 contracts, expiring January 2019	42,828,870	454	1,504,230	0.33
LME Zinc Futures LX January 2019 contracts, expiring January 20l19	78,531,955	1,261	(271,143)	(0.06)
LME Tin Futures LT April 2019 contracts, expiring April 2019	33,478,866	345	112,790	0.02
LME Zinc Futures LX May 2019 contracts, expiring May 2019	32,946,918	536	(10,853)	0.00	*
	224,163,754	3,350	(683,284)	(0.15)
United States Contracts
NYMEX RBOB Gasoline Futures RB March 2019 contracts, expiring February 2019	32,779,165	595	7,715	0.00	*
ICE Cotton #2 Futures CT March 2019 contracts, expiring March 2019	35,489,270	906	(2,782,670)	(0.60)
CBOT Wheat Futures W March 2019 contracts, expiring March 2019	37,569,250	1,305	(4,732,188)	(1.02)
ICE Cocoa Futures CC March 2019 contracts, expiring March 2019	30,669,380	1,370	2,429,820	0.52
COMEX Copper Futures HG March 2019 contracts, expiring March 2019	33,419,850	493	(992,775)	(0.21)
CME Feeder Cattle Futures FC March 2019 contracts, expiring March 2019	33,488,387	457	43,988	0.01
NYMEX Heating Oil Futures HO April 2019 contracts, expiring March 2019	41,084,917	466	(8,671,727)	(1.87)
COMEX Gold Futures GC April 2019 contracts, expiring April 2019	33,451,810	260	28,390	0.01
NYMEX Natural Gas Futures NG May 2019 contracts, expiring April 2019	30,921,950	1,192	928,290	0.20
CME Live Cattle Futures FC April 2019 contracts, expiring April 2019	32,451,460	664	1,080,540	0.23
CBOT Soybean Meal Futures SM August 2019 contracts, expiring August 2019	33,445,010	1,050	(34,010)	(0.01)
CBOT Corn Futures C December 2019 contracts, expiring December 2019	33,356,287	1,682	73,463	0.02
	408,126,736	10,440	(12,621,164)	(2.72)
Open Futures Contracts - Short**
Foreign Contracts
LME Aluminum Futures LA January 2019 contracts, expiring January 2019	(34,664,722)	754	301,708	0.06
LME Tin Futures LT January 2019 contracts, expiring January 2019	(41,861,500)	454	(2,472,323)	(0.53)
LME Zinc Futures LX January 2019 contracts, expiring January 2019	(79,255,458)	1,261	987,079	0.21
	(155,781,680)	2,469	(1,183,536)	(0.26)
Total Open Futures Contracts***	$476,508,810	16,259	$(14,487,984)	(3.13)

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

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2019

United States Copper Index Fund

			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of
	Amount	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG May 2020 contracts, expiring May 2020*	$6,672,500	100	$346,250	4.94

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.88%, 1/02/2020	$200,000	$199,990	2.85
2.03%, 1/09/2020	50,000	49,978	0.71
1.82%, 1/16/2020	400,000	399,700	5.70
1.63%, 1/23/2020	350,000	349,652	4.98
1.69%, 1/30/2020	450,000	449,391	6.41
1.67%, 2/06/2020	250,000	249,585	3.56
1.87%, 2/13/2020	300,000	299,335	4.27
1.85%, 2/20/2020	400,000	398,981	5.69
1.66%, 2/27/2020	300,000	299,216	4.27
1.80%, 3/26/2020	700,000	697,046	9.94
1.64%, 4/09/2020	250,000	248,879	3.55
1.60%, 4/16/2020	500,000	497,659	7.09
1.52%, 4/23/2020	400,000	398,104	5.67
1.59%, 4/30/2020	300,000	298,425	4.25
1.54%, 5/07/2020	300,000	298,386	4.25
1.55%, 5/14/2020	400,000	397,707	5.67
1.55%, 5/21/2020	500,000	496,994	7.08
1.58%, 5/28/2020	300,000	298,064	4.25
1.54%, 6/18/2020	150,000	148,926	2.12
Total Treasury Obligations		6,476,018	92.31

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	15,000	15,000	0.21
Goldman Sachs Financial Square Funds - Government Fund - Class FS	605,000	605,000	8.63
Total Money Market Funds		620,000	8.84
Total Cash Equivalents		$7,096,018	101.15

*    Collateral amounted to $399,050 on open futures contracts.

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

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2019, 2018 and 2017

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(29,144,478)	$(54,710,680)	$22,989,718
Change in unrealized gain (loss) on open positions	16,626,852	(21,360,954)	4,817,510
Dividend income	445,188	409,565	—
Interest income*	7,449,252	9,827,503	4,017,753
ETF transaction fees	26,950	26,600	15,750

Total income (loss)	(4,596,236)	(65,807,966)	31,840,731

Expenses
Management fees (Note 4)	2,778,400	4,645,618	4,126,513
Professional fees	476,864	685,742	626,130
Brokerage commissions	453,997	539,884	527,610
Directors’ fees and insurance	108,435	91,761	69,558

Total expenses	3,817,696	5,963,005	5,349,811

Net income (loss)	$(8,413,932)	$(71,770,971)	$26,490,920
Net income (loss) per share	$(0.62)	$(4.99)	$2.46
Net income (loss) per weighted average share	$(0.91)	$(5.21)	$2.04
Weighted average shares outstanding	9,286,164	13,764,384	12,996,575

*     Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2019, 2018 and 2017

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(1,134,850)	$(1,318,188)	$1,468,825
Change in unrealized gain (loss) on open positions	1,249,725	(1,785,413)	793,363
Realized gain (loss) on short-term investments	59	—	(23)
Dividend income	24,418	13,343	—
Interest income*	209,278	187,804	80,677
ETF transaction fees	6,300	4,550	4,550

Total income (loss)	354,930	(2,897,904)	2,347,392

Expenses
Management fees (Note 4)	68,586	76,916	67,217
Professional fees	75,053	61,767	48,451
Brokerage commissions	6,082	5,181	5,461
Directors’ fees and insurance	2,320	2,100	1,823

Total expenses	152,041	145,964	122,952

Expense waiver (Note 4)	(67,628)	(51,300)	(40,153)

Net expenses	84,413	94,664	82,799

Net income (loss)	$270,517	$(2,992,568)	$2,264,593
Net income (loss) per share	$1.10	$(4.61)	$4.69
Net income (loss) per weighted average share	$0.44	$(4.70)	$3.92
Weighted average shares outstanding	615,753	636,986	577,397

*     Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statement of Operations

For the period ended December 31, 2019*

USCF Crescent Crypto Index Fund

Period ended
December 31, 2019*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$—
Change in unrealized gain (loss) on open positions	—
Realized gain (loss) on foreign currency transactions	—
Change in unrealized gain (loss) on foreign currency translations	—
Interest income	—

Total income (loss)	—

Expenses
Management fees (Note 4)	—
Professional fees	—
Brokerage commissions	—
Directors’ fees and insurance	—

Total expenses	—

Expense waiver (Note 4)	—

Net expenses	—

Net income (loss)	$—
Net income (loss) per share	$—
Net income (loss) per weighted average share	$—
Weighted average shares outstanding	—

*     The Sponsor contributed $1,000 on May 8, 2019. As of December 31, 2019, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2019, 2018 and 2017

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(30,279,328)	$(56,209,907)	$24,220,537
Change in unrealized gain (loss) on open positions	17,876,577	(23,145,242)	5,699,448
Realized gain (loss) on foreign currency transactions	—	51	(31)
Realized gain (loss) on short-term investments	59	(286)	(23)
Change in unrealized gain (loss) on foreign currency translations	—	(13)	612
Dividend income	469,606	425,685	—
Interest income*	7,658,530	10,030,763	4,112,328
ETF transaction fees	33,250	31,150	20,300

Total income (loss)	(4,241,306)	(68,867,799)	34,053,171

Expenses
Management fees (Note 4)	2,846,986	4,730,151	4,205,743
Professional fees	551,917	773,654	719,854
Brokerage commissions	460,079	546,563	534,994
Directors' fees and insurance	110,755	94,778	72,525

Total expenses	3,969,737	6,145,146	5,533,116

Expense waiver (Note 4)	(67,628)	(77,884)	(85,686)

Net expenses	3,902,109	6,067,262	5,447,430

Net income (loss)	$(8,143,415)	$(74,935,061)	$28,605,741

*     Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2019, 2018 and 2017

United States Commodity Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2016	$—	$636,292,824	$636,292,824
Additions	—	49,804,005	49,804,005
Redemptions	—	(211,345,839)	(211,345,839)
Net income (loss)	—	26,490,920	26,490,920
Balances, at December 31, 2017	—	501,241,910	501,241,910
Additions	—	183,685,233	183,685,233
Redemptions	—	(150,113,664)	(150,113,664)
Net income (loss)	—	(71,770,971)	(71,770,971)
Balances, at December 31, 2018	—	463,042,508	463,042,508
Redemptions	—	(264,733,094)	(264,733,094)
Net income (loss)	—	(8,413,932)	(8,413,932)
Balances, at December 31, 2019	$—	$189,895,482	$189,895,482

Statements of Changes in Shares Outstanding

For the years ended December 31, 2019, 2018 and 2017

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2016	—	15,900,000	15,900,000
Additions	—	1,250,000	1,250,000
Redemptions	—	(5,350,000)	(5,350,000)
Shares Outstanding, at December 31, 2017	—	11,800,000	11,800,000
Additions	—	4,250,000	4,250,000
Redemptions	—	(3,700,000)	(3,700,000)
Shares Outstanding, at December 31, 2018	—	12,350,000	12,350,000
Redemptions	—	(7,200,000)	(7,200,000)
Shares Outstanding, at December 31, 2019	—	5,150,000	5,150,000

Net Asset Value Per Share:
At December 31, 2016			$40.02
At December 31, 2017			$42.48
At December 31, 2018			$37.49
At December 31, 2019			$36.87

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2019, 2018 and 2017

United States Copper Index Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2016	$—	$5,724,654	$5,724,654
Additions	—	12,667,909	12,667,909
Redemptions	—	(8,027,253)	(8,027,253)
Net income (loss)	—	2,264,593	2,264,593
Balances, at December 31, 2017	—	12,629,903	12,629,903
Additions	—	8,406,522	8,406,522
Redemptions	—	(6,538,962)	(6,538,962)
Net income (loss)	—	(2,992,568)	(2,992,568)
Balances, at December 31, 2018	—	11,504,895	11,504,895
Additions	—	7,152,775	7,152,775
Redemptions	—	(11,912,810)	(11,912,810)
Net income (loss)	—	270,517	270,517
Balances, at December 31, 2019	$—	$7,015,377	$7,015,377

Statements of Changes in Shares Outstanding

For the years ended December 31, 2019, 2018 and 2017

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2016	—	350,000	350,000
Additions	—	700,000	700,000
Redemptions	—	(450,000)	(450,000)
Shares Outstanding, at December 31, 2017	—	600,000	600,000
Additions	—	450,000	450,000
Redemptions	—	(350,000)	(350,000)
Shares Outstanding, at December 31, 2018	—	700,000	700,000
Additions	—	400,000	400,000
Redemptions	—	(700,000)	(700,000)
Shares Outstanding, at December 31, 2019	—	400,000	400,000

Net Asset Value Per Share:
At December 31, 2016			$16.36
At December 31, 2017			$21.05
At December 31, 2018			$16.44
At December 31, 2019			$17.54

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statement of Changes in Capital

For the period ended December 31, 2019*

USCF Crescent Crypto Index Fund

	Sponsor	Shareholders	Total

Balances, at May 8, 2019*	$—	$—	$—
Additions	1,000	—	1,000
Net income (loss)	—	—	—

Balances, at December 31, 2019	$1,000	$—	$1,000

* The Sponsor contributed $1,000 on May 8, 2019. As of December 31, 2019, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2019, 2018 and 2017

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2016	$—	$643,918,233	$643,918,233
Additions	—	62,471,914	62,471,914
Redemptions	—	(219,373,092)	(219,373,092)
Net income (loss)	—	28,605,741	28,605,741

Balances, at December 31, 2017	—	515,622,796	515,622,796
Additions	1,000	192,091,755	192,092,755
Redemptions	(1,000)	(158,232,087)	(158,233,087)
Net income (loss)	—	(74,935,061)	(74,935,061)

Balances, at December 31, 2018	—	474,547,403	474,547,403
Additions	1,000	7,152,775	7,153,775
Redemptions	—	(276,645,904)	(276,645,904)
Net income (loss)	—	(8,143,415)	(8,143,415)

Balances, at December 31, 2019	$1,000	$196,910,859	$196,911,859

Statements of Changes in Shares Outstanding

For the years ended December 31, 2019, 2018 and 2017

	Sponsor	Shareholders	Total
Shares Outstanding, at December 31, 2016	—	16,350,000	16,350,000
Additions	—	1,950,000	1,950,000
Redemptions	—	(5,800,000)	(5,800,000)
Shares Outstanding, at December 31, 2017	—	12,500,000	12,500,000
Additions	—	4,700,000	4,700,000
Redemptions	—	(4,150,000)	(4,150,000)
Shares Outstanding, at December 31, 2018	—	13,050,000	13,050,000
Additions	—	400,000	400,000
Redemptions	—	(7,900,000)	(7,900,000)
Shares Outstanding, at December 31, 2019	—	5,550,000	5,550,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2019, 2018 and 2017

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(8,413,932)	$(71,770,971)	$26,490,920
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	—	71,291,769	(71,291,769)
Unrealized (gain) loss on open futures contracts	(16,626,852)	21,360,954	(4,817,510)
(Increase) decrease in dividends receivable	(15,527)	(9,983)	—
(Increase) decrease in interest receivable	4,224	9,374	(12,337)
(Increase) decrease in prepaid insurance	21,039	(35,991)	(412)
(Increase) decrease in ETF transaction fees receivable	(350)	350	—
Increase (decrease) in management fees payable	(224,947)	41,641	(119,158)
Increase (decrease) in professional fees payable	(32,474)	64,879	(20,651)
Increase (decrease) in brokerage commissions payable	(9,500)	—	(10,710)
Increase (decrease) in directors’ fees payable	(7,506)	8,176	(256)
Net cash provided by (used in) operating activities	(25,305,825)	20,960,198	(49,781,883)

Cash Flows from Financing Activities:
Addition of shares	—	183,685,233	49,804,005
Redemption of shares	(262,889,394)	(152,234,093)	(215,240,793)
Net cash provided by (used in) financing activities	(262,889,394)	31,451,140	(165,436,788)

Net Increase (Decrease) in Cash and Cash Equivalents	(288,195,219)	52,411,338	(215,218,671)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	478,509,213	426,097,875	641,316,546
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$190,313,994	$478,509,213	$426,097,875

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$163,036,680	$427,657,030	$393,488,946
Equity in Trading Accounts:
Cash and Cash Equivalents	27,277,314	50,852,183	32,608,929
Total Cash, Cash Equivalents and Equity in Trading Accounts	$190,313,994	$478,509,213	$426,097,875

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2019, 2018 and 2017

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$270,517	$(2,992,568)	$2,264,593
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	295,216	1,880,591	(2,175,807)
Unrealized (gain) loss on open futures contracts	(1,249,725)	1,785,413	(793,363)
(Increase) decrease in receivable from Sponsor	(16,330)	(11,146)	35,487
(Increase) decrease in dividends receivable	(7)	(1,356)	—
(Increase) decrease in interest receivable	96	915	(1,137)
(Increase) decrease in prepaid insurance	(50)	19	(203)
(Increase) decrease in ETF transaction fees receivable	—	350	(350)
Increase (decrease) in payable due to Broker	429,967	(442,429)	442,429
Increase (decrease) in management fees payable	(1,466)	831	2,244
Increase (decrease) in professional fees payable	14,511	885	(28,380)
Increase (decrease) in directors’ fees payable	(34)	69	121
Net cash provided by (used in) operating activities	(257,305)	221,574	(254,366)

Cash Flows from Financing Activities:
Addition of shares	7,152,775	10,511,457	10,562,974
Redemption of shares	(11,912,810)	(6,538,962)	(8,027,253)
Net cash provided by (used in) financing activities	(4,760,035)	3,972,495	2,535,721

Net Increase (Decrease) in Cash and Cash Equivalents	(5,017,340)	4,194,069	2,281,355

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	12,116,244	7,922,175	5,640,820
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$7,098,904	$12,116,244	$7,922,175

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$6,699,854	$10,753,786	$7,124,096
Equity in Trading Accounts:
Cash and Cash Equivalents	399,050	1,362,458	798,079
Total Cash, Cash Equivalents and Equity in Trading Accounts	$7,098,904	$12,116,244	$7,922,175

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statement of Cash Flows

For the period ended December 31, 2019*

USCF Crescent Crypto Index Fund

Period ended
December 31, 2019*
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

* The Sponsor contributed $1,000 on May 8, 2019. As of December 31, 2019, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2019, 2018 and 2017

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(8,143,415)	$(74,935,061)	$28,605,741
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	295,216	73,468,910	(73,764,126)
Unrealized (gain) loss on open futures contracts	(17,876,577)	23,145,242	(5,699,448)
(Increase) decrease in receivable from Sponsor	(16,330)	34,387	62,127
(Increase) decrease in dividends receivable	(15,534)	(11,339)	—
(Increase) decrease in interest receivable	4,320	10,558	(13,743)
(Increase) decrease in prepaid insurance	20,989	(35,750)	(820)
(Increase) decrease in ETF transaction fees receivable	(350)	700	(350)
Increase (decrease) in payable due to Broker	429,967	(442,429)	442,429
Increase (decrease) in management fees payable	(226,413)	40,440	(117,011)
Increase (decrease) in professional fees payable	(17,963)	20,887	(73,549)
Increase (decrease) in brokerage commissions payable	(9,500)	—	(10,710)
Increase (decrease) in directors’ fees payable	(7,540)	8,206	(128)
Net cash provided by (used in) operating activities	(25,563,130)	21,304,751	(50,569,588)

Cash Flows from Financing Activities:
Addition of shares	7,153,775	194,196,690	60,366,979
Redemption of shares	(274,802,204)	(160,352,516)	(223,268,046)
Net cash provided by (used in) financing activities	(267,648,429)	33,844,174	(162,901,067)

Net Increase (Decrease) in Cash and Cash Equivalents	(293,211,559)	55,148,925	(213,470,655)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	490,625,457	435,476,532	648,947,187
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$197,413,898	$490,625,457	$435,476,532

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$169,737,534	$438,410,816	$401,910,152
Equity in Trading Accounts:
Cash and Cash Equivalents	27,676,364	52,214,641	33,566,380
Total Cash, Cash Equivalents and Equity in Trading Accounts	$197,413,898	$490,625,457	$435,476,532

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years ended December 31, 2019, 2018 and 2017

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”) and a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. A new series of the Trust, the USCF Crescent Crypto Index Fund (“XBET”) was formed on May 7, 2019. XBET is currently in registration and has not commenced operations. Additional series of the Trust included: the United States Agriculture Index Fund (“USAG”), which liquidated all of its assets on September 12, 2018 and distributed cash pro rata to all remaining shareholders on September 13, 2018, and the USCF Canadian Crude Oil Index Fund (“UCCO”), which never commenced operations and was terminated as a series on May 8, 2019.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017 under the ticker symbols “USOU” and “USOD”, respectively. Each of USOU and USOD liquidated all of its assets and distributed cash pro rata to all remaining shareholders in December 2019.

USO, UNG, UGA, UNL, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

Effective as of May 1, 2012, each of USCI and CPER issue shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). Prior to May 1, 2012, each of USCI and CPER issued shares to Authorized Participants by offering baskets consisting of 100,000 shares through the Marketing Agent. The purchase price for a Creation Basket is based upon the net asset value ("NAV") of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

Authorized Participants pay each Trust Series a  $350 transaction fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of each Trust Series but rather at market prices quoted on such exchange.

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

The Trust financial statements included its respective series of funds financial statements including USCI, CPER, USAG, UCCO and XBET through December 31, 2019. For reporting commencing with the December 31, 2019 reporting period, and in conjunction with the liquidation of USAG on September 12, 2018 and the withdrawal of UCCO’s registration on December 19, 2018, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2019 for any Trust Series.

Creations and Redemptions

Effective as of May 1, 2012, Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets for USCI and CPER only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

Each Trust Series receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in each Trust Series’ statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2019, USCF held  5 shares of USCI and 40 shares of CPER.

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

USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017. Additional series of the Trust included: the United States Agriculture Index Fund ("USAG"), which liquidated all of its assets on September 12 , 2018 and distributed cash pro rata to all remaining shareholders on September 13, 2018 and the USCF Canadian Crude Oil Index Fund (“UCCO”), which never commenced operations and was terminated as a series on May 8, 2019.

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2019, USCI held 880 Futures Contracts on the NYMEX, 716 Futures Contracts on the ICE Futures, 644 Futures Contracts on the CBOT, 480 Futures Contracts on the CME, 1,903 Futures Contracts on the LME and 342 Futures Contracts on the COMEX, totaling 4,965  futures contracts.

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

CPER’s shares began trading on November 15, 2011. As of December 31, 2019, CPER held 100 Futures Contracts on the COMEX.

Other Defined Terms – Trust Series

The SDCI and the SCI are referred to throughout these Notes to Financial Statements collectively as the “Applicable Index” or “Indices.”

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the years ended December 31, 2019, 2018 and 2017, none of the Trust Series incurred any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2019 amounted to be a total of $556,951 for the Trust Series and the Related Public Funds. USCI's portion of such fees and expenses for the year ended December 31, 2019 was $108,435 and CPER's portion of such fees and expenses for the year ended December 31, 2019 was $2,320. For the year ended December 31, 2018, these fees and expenses were $521,689 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2018 was $91,761, CPER’s portion of such fees and expenses for the year ended December 31, 2018 was $2,100 and USAG’s portion of such fees and expenses for the year ended December 31, 2018 was $917.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs amounted to a total of $476,864 for the year ended December 31, 2019 for USCI and $75,053 for the year ended December 31, 2019 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF pays certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2019, USCF waived $67,628 of expenses for CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

USCI

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Total commissions accrued to brokers	$453,997	$539,884	$527,610
Total commissions as annualized percentage of average total net assets	0.13%	0.09%	0.10%
Commissions accrued as a result of rebalancing	$429,823	$508,021	$505,199
Percentage of commissions accrued as a result of rebalancing	94.68%	94.10%	95.75%
Commissions accrued as a result of creation and redemption activity	$24,174	$31,863	$22,411
Percentage of commissions accrued as a result of creation and redemption activity	5.32%	5.90%	4.25%

The decrease in total commissions accrued to brokers for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to a lower number of contracts held and traded. The increase in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to higher number of futures contracts being held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

CPER

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Total commissions accrued to brokers	$6,082	$5,181	$5,461
Total commissions as annualized percentage of average total net assets	0.06%	0.04%	0.05%
Commissions accrued as a result of rebalancing	$5,353	$4,205	$4,390
Percentage of commissions accrued as a result of rebalancing	88.01%	81.16%	80.39%
Commissions accrued as a result of creation and redemption activity	$729	$976	$1,071
Percentage of commissions accrued as a result of creation and redemption activity	11.99%	18.84%	19.61%

The increase in total commissions accrued to brokers for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to a higher number of contracts held and traded. The decrease in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to lower number of futures contracts being held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by each Trust Series through December 31, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series' cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2019, USCI and CPER held investments in money market funds in the amounts of $19,500,000 and $620,000, respectively. As of December 31, 2018, USCI and CPER held investments in money market funds in the amounts of $6,400,000 and $855,000, respectively. Each Trust Series also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of December 31, 2019 and December 31, 2018, USCI held cash deposits and investments in Treasuries in the amounts of $170,813,994 and $472,109,213, respectively, with the custodian and FCMs. As of December 31, 2019 and December 31, 2018, CPER held cash deposits and investments in Treasuries in the amounts of $6,478,904 and $11,556,460, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series' custodian and/or FCMs cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the years ended December 31, 2019, 2018 and 2017 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Per Share Operating Performance:
Net asset value, beginning of year	$37.49	$42.48	$40.02
Total income (loss)	(0.21)	(4.56)	2.87
Total expenses	(0.41)	(0.43)	(0.41)
Net increase (decrease) in net asset value	(0.62)	(4.99)	2.46
Net asset value, end of year	$36.87	$37.49	$42.48

Total Return	(1.65)%	(11.75)%	6.15%

Ratios to Average Net Assets
Total income (loss)	(1.32)%	(11.33)%	6.17%
Management fees	0.80%*	0.80%*	0.80%*
Total expenses excluding management fees	0.30%	0.23%	0.24%
Expenses waived	— %*	— %*	— %*
Net expenses excluding management fees	0.30%	0.23%	0.24%
Net income (loss)	(2.42)%	(12.36)%	5.14%

*     Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.

CPER

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Per Share Operating Performance:
Net asset value, beginning of year	$16.44	$21.05	$16.36
Total income (loss)	1.24	(4.46)	4.83
Net expenses	(0.14)	(0.15)	(0.14)
Net increase (decrease) in net asset value	1.10	(4.61)	4.69
Net asset value, end of year	$17.54	$16.44	$21.05

Total Return	6.69%	(21.90)%	28.67%

Ratios to Average Net Assets
Total income (loss)	3.36%	(24.49)%	22.70%
Management fees	0.65%*†	0.65%*†	0.65%*†
Total expenses excluding management fees	0.79%	0.58%	0.54%
Expenses waived	(0.64) %*†	(0.43) %*†	(0.39) %*†
Net expenses excluding management fees	0.15%	0.15%	0.15%
Net income (loss)	2.56%	(25.29)%	21.90%

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

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2019 and 2018.

USCI

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2019	2019	2019	2019
Total Income (Loss)	$17,519,370	$(18,135,475)	$(10,523,581)	$6,543,450
Total Expenses	1,275,883	1,102,290	833,737	605,786
Net Income (Loss)	$16,243,487	$(19,237,765)	$(11,357,318)	$5,937,664
Net Income (Loss) per Share	$1.32	$(1.83)	$(1.14)	$1.03

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2018	2018	2018	2018
Total Income (Loss)	$4,264,134	$14,855,407	$(19,156,279)	$(65,771,228)
Total Expenses	1,391,035	1,536,430	1,639,497	1,396,043
Net Income (Loss)	$2,873,099	$13,318,977	$(20,795,776)	$(67,167,271)
Net Income (Loss) per Share	$0.24	$0.98	$(1.24)	$(4.97)

CPER

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2019	2019	2019	2019
Total Income (Loss)	$1,242,174	$(1,111,271)	$(473,662)	$697,689
Total Expenses	44,938	49,021	30,913	27,169
Expense Waivers	(21,918)	(22,353)	(12,147)	(11,210)
Net Expenses	23,020	26,668	18,766	15,959
Net Income (Loss)	$1,219,154	$(1,137,939)	$(492,428)	$681,730
Net Income (Loss) per Share	$1.92	$(1.37)	$(0.83)	$1.38

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2018	2018	2018	2018
Total Income (Loss)	$(1,178,835)	$(389,444)	$(582,529)	$(747,096)
Total Expenses	35,759	33,533	37,461	39,211
Expense Waivers	(8,269)	(10,931)	(15,472)	(16,628)
Net Expenses	27,490	22,602	21,989	22,583
Net Income (Loss)	$(1,206,325)	$(412,046)	$(604,518)	$(769,679)
Net Income (Loss) per Share	$(1.75)	$(0.58)	$(1.12)	$(1.16)

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

The following table summarizes the valuation of USCI’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$188,989,355	$188,989,355	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(2,381,779)	(2,381,779)	—	—
United States Contracts	4,520,647	4,520,647	—	—

During the year ended December 31, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USCI’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$436,426,995	$436,426,995	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,866,820)	(1,866,820)	—	—
United States Contracts	(12,621,164)	(12,621,164)	—	—

During the year ended December 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER's securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$7,096,018	$7,096,018	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	346,250	346,250	—	—

During the year ended December 31, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of CPER's securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$9,657,426	$9,657,426	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(903,475)	(903,475)	—	—

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

Fair Value of Derivative Instruments Held by USCI

Derivatives not
Accounted for		Fair Value	Fair Value
as Hedging	Statements of Financial	At December 31,	At December 31,
Instruments	Condition Location	2019	2018
Futures - Commodity Contracts	Assets	$2,138,868	$(14,487,984)

Fair Value of Derivative Instruments Held by CPER

Derivatives not
Accounted for		Fair Value	Fair Value
as Hedging	Statements of Financial	At December 31,	At December 31,
Instruments	Condition Location	2019	2018
Futures - Commodity Contracts	Assets	$346,250	$(903,475)

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended		For the year ended		For the year ended
		December 31, 2019		December 31, 2018		December 31, 2017
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(29,144,478)		$(54,710,680)		$22,989,718

	Change in unrealized gain (loss) on open positions		$16,626,852		$(21,360,954)		$4,817,510

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended		For the year ended		For the year ended
		December 31, 2019		December 31, 2018		December 31, 2017
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(1,134,850)		$(1,318,188)		$1,468,825

	Change in unrealized gain (loss) on open positions		$1,249,725		$(1,785,413)		$793,363

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the Trust Series’ policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Trust Series has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. The Trust has no executive officers. Pursuant to the terms of the LP Agreement, the Trust's affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	57	Management Director, Vice President
Andrew F Ngim	59	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	60	Management Director
John P. Love	48	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	56	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	61	Chief Compliance Officer
Ray W. Allen	63	Portfolio Manager
Kevin A. Baum	49	Chief Investment Officer, Portfolio Manager
Gordon L. Ellis	73	Independent Director
Malcolm R. Fobes III	55	Independent Director
Peter M. Robinson	62	Independent Director

Ray W. Allen, 63, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) USOU and USOD from July 2017 to December 2019. Mr. Allen also has served as the portfolio manager of (1) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, since October 2017, and (2) the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, since May 2018. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 49, has served as a Portfolio Manager of USCF since March 2016 and as the Chief Investment Officer of USCF since September 1, 2016. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved as an NFA principal and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person and branch manager of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 56, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc., the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 57, Vice President since May 15, 2015 and Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015 and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940 and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. In the above roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 48, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 59, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (1) the Stock Split Index Fund from September 2014 to October 2017, and (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, both series of the USCF ETF Trust. Mr. Ngim also serves as the portfolio manager for three funds that are series of the USCF ETF Trust: (1) USCF SummerHaven SHPEI Index Fund from December 2017 to present, (2) USCF SummerHaven SHPEN Index Fund also from December 2017 to present, and (3) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 60, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 61, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 73, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 55, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 62, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USCIFT. Andrew F Ngim and Ray W. Allen make trading and investment decisions for USCIFT. Andrew F Ngim and Ray W. Allen execute trades on behalf of USCIFT. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Background of SHIM

SHIM is the owner, creator and licensor of commodity indices including the SCI, the SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”). SHIM is a Delaware limited liability company formed on August 11, 2009. It maintains its main business office at Soundview Plaza, 1266 East Main Street, 4th Floor, Stamford, CT 06902. The firm maintains a website at www.summerhavenindex.com. The firm creates innovative commodities indices focused on providing investors with better risk-adjusted returns than traditional commodity index benchmarks.

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

Robert Dieter has served as Chief Financial Officer of SummerHaven since May 2017 and also as Chief Operating Officer and Chief Compliance Officer of SummerHaven since January 2020. At SummerHaven he has responsibility for operations, corporate accounting, tax and financial reporting as well as compliance. Prior to joining SummerHaven in May 2017, Mr. Dieter founded a consulting practice focused on providing chief financial officer and compliance services to small and medium investment advisors where he worked from October 2009 to present. Mr. Dieter co- founded Seacross Global Advisors, a hedge fund firm where he served as the Chief Financial Officer from April 2007 to September 2009. Mr. Dieter received his M.B.A. from Tuck School of Business at Dartmouth College in 1972 and a B.A. from Tufts University in 1969.

In addition, Christian Mascarinas is registered as a principal of SummerHaven with the NFA, but he is not engaged in the trading or operations of SummerHaven.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Mr. John P. Love, who also serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of each Trust Series’ independent auditors and the oversight of each Trust Series’ financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and the Trust Series’ customers, employees, suppliers and the communities impacted by each Trust Series. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to the Trust Series’ Corporate Governance Policy.

The Board believes that Mr. Love is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF as the President and CEO of USCF. Because of his background, he is most capable of effectively leading discussions and execution of new strategic objectives while facilitating information flow between USCF and the full Board, including the independent directors, which is essential to effective governance. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, the Trust Series’ and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Love brings company-specific and industry-specific experience and expertise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of a Trust Series’ shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Trust Series’ shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of a Trust Series. To each Trust Series’ knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2019 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USCI and CPER is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. From May 1, 2014 through December 31, 2019, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI and 0.65% per annum of average daily total net assets for CPER.

For 2019, each of USCI and CPER accrued aggregate management fees of $2,778,400 and $68,586, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2019 by the directors of USCF. Each of USCI’s and CPER’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2019 was $108,434 and $2,320, respectively.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$15,479	NA	NA	NA	$—	$—	$15,479
Gordon L. Ellis	$15,479	NA	NA	NA	$—	$—	$15,479
Malcolm R. Fobes III (1)	$18,575	NA	NA	NA	$—	$—	$18,575

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF owns any shares of any Trust Series. USCF owns 5 shares of USCI and 40 shares of CPER. In addition, USCF is not aware of any 5% holder of shares of USCI or CPER as of March 3, 2020.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2019	2018
Audit fees	$165,000	$165,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$165,000	$165,000

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2019	2018
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Fourth Amended and Restated Declaration of Trust and Trust Agreement.
3.3(5)	Sixth Amended and Restated Limited Liability Company Agreement of the Sponsor.
4.1(9)	Description of Securities.
10.1(7)	Form of Authorized Participant Agreement.
10.2(3)	Marketing Agent Agreement.
10.3(4)	Amendment Agreement to Marketing Agent Agreement.
10.4(3)	Custodian Agreement.
10.5(4)	Amendment Agreement to Custodian Agreement.
10.6(3)	Administrative Agency Agreement.
10.7(4)	Amendment Agreement to Administrative Agency Agreement.
10.16(6)	Amendment No. 2 to the Marketing Agent Agreement.
10.17(6)	Amendment No. 2 to the Custodian Agreement.
10.18(6)	Amendment No. 2 to the Administrative Agency Agreement.
10.19(8)	Amended and Restated Licensing Agreement.
10.20(8)	Amended and Restated Advisory Agreement.
23.1(9)	Consent of Independent Registered Public Accounting Firm.
31.1(9)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(9)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(9)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(9)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(3)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012
(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-195018) filed on March 31, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 24, 2018.
(9)	Filed herewith.

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

Date: March 13, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ John P. Love	Chief Executive Officer of	March 13, 2020
John P. Love	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Stuart P. Crumbaugh	Chief Financial Officer of	March 13, 2020
Stuart P. Crumbaugh	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.