Form 10-Q
period 2020-03-31
United States Commodity Index Funds Trust
filed 2020-05-08
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes    ☒    No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States Commodity Index Fund	USCI	NYSE Arca, Inc.
Shares of United States Copper Index Fund	CPER	NYSE Arca, Inc.

The number of outstanding shares of each series of the registrant as of May 6, 2020 are included in the table below:

Number of Outstanding Shares as of
May 6, 2020
United States Commodity Index Fund	4,750,000
United States Copper Index Fund	700,000
Total	5,450,000

UNITED STATES COMMODITY INDEX FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at March 31, 2020 (Unaudited) and December 31, 2019	2-5

Condensed Schedules of Investments (Unaudited) at March 31, 2020	6-8

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2020 and 2019	9-12

Condensed Statements of Changes in Capital (Unaudited) for the three months ended March 31, 2020 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the three months ended March 31, 2020

13-16

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2020 and 2019	17-20

Notes to Condensed Financial Statements for the period ended March 31, 2020 (Unaudited)	21

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2020 (Unaudited) and December 31, 2019

United States Commodity Index Fund

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $103,036,108 and $163,036,680, respectively) (Notes 2 and 6)	$103,036,108	$163,036,680
Equity in trading accounts:
Cash and cash equivalents (at cost $23,869,583 and $27,277,314, respectively)	23,869,583	27,277,314
Unrealized gain (loss) on open commodity futures contracts	(6,358,231)	2,138,868
Dividends receivable	5,485	25,510
Prepaid insurance	21,644	20,198
ETF transaction fees receivable	—	350

Total assets	$120,574,589	$192,498,920

Liabilities and Capital
Payable for shares redeemed	$—	$1,843,700
Management fees payable (Note 4)	90,707	142,699
Professional fees payable	292,086	571,822
Brokerage commissions payable	14,455	33,805
Directors' fees payable	8,374	11,412

Total liabilities	405,622	2,603,438

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	120,168,967	189,895,482
Total Capital	120,168,967	189,895,482

Total liabilities and capital	$120,574,589	$192,498,920

Shares outstanding	4,600,000	5,150,000
Net asset value per share	$26.12	$36.87
Market value per share	$25.90	$36.90

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2020 (Unaudited) and December 31, 2019

United States Copper Index Fund

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $7,291,015 and $6,699,854, respectively) (Notes 2 and 6)	$7,291,015	$6,699,854
Equity in trading accounts:
Cash and cash equivalents (at cost $2,444,562 and $399,050, respectively)	2,444,562	399,050
Unrealized gain (loss) on open commodity futures contracts	(1,405,238)	346,250
Receivable from Sponsor (Note 4)	72,033	67,629
Dividends receivable	735	1,363
Interest receivable	—	125
Prepaid insurance	923	253

Total assets	$8,404,030	$7,514,524

Liabilities and Capital
Payable due to Broker	$—	$429,967
Management fees payable (Note 4)	4,896	4,647
Professional fees payable	25,724	64,311
Directors' fees payable	205	222

Total liabilities	30,825	499,147

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	8,373,205	7,015,377
Total Capital	8,373,205	7,015,377

Total liabilities and capital	$8,404,030	$7,514,524

Shares outstanding	600,000	400,000
Net asset value per share	$13.96	$17.54
Market value per share	$13.86	$17.54

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Financial Condition

At March 31, 2020* (Unaudited)

USCF Crescent Crypto Index Fund

	March 31, 2020*	December 31, 2019
Assets
Cash (at cost $1,000) (Notes 2 and 6)	$1,000	$1,000

Total assets	$1,000	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	$1,000	$1,000
Shareholders	—	—
Total Capital	1,000	1,000

Total liabilities and capital	$1,000	$1,000

*     The Sponsor contributed $1,000 on May 8, 2019. As of March 31, 2020, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2020 (Unaudited) and December 31, 2019

United States Commodity Index Funds Trust

	March 31,2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $110,328,123 and $169,737,534, respectively) (Notes 2 and 6)	$110,328,123	$169,737,534
Equity in trading accounts:
Cash and cash equivalents (at cost $26,314,145 and $27,676,364, respectively)	26,314,145	27,676,364
Unrealized gain (loss) on open commodity futures contracts	(7,763,469)	2,485,118
Receivable from Sponsor (Note 4)	72,033	67,629
Dividends receivable	6,220	26,873
Interest receivable	—	125
Prepaid insurance	22,567	20,451
ETF transaction fees receivable	—	350

Total assets	$128,979,619	$200,014,444

Liabilities and Capital
Payable due to Broker	$—	$429,967
Payable for shares redeemed	—	1,843,700
Management fees payable (Note 4)	95,603	147,346
Professional fees payable	317,810	636,133
Brokerage commissions payable	14,455	33,805
Directors' fees payable	8,579	11,634

Total liabilities	436,447	3,102,585

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000
Shareholders	128,542,172	196,910,859
Total Capital	128,543,172	196,911,859

Total liabilities and capital	$128,979,619	$200,014,444

Shares outstanding	5,200,000	5,550,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2020

United States Commodity Index Fund

			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of
	Amount	Contracts	Contracts	Capital
Open Futures Contracts – Long
Foreign Contracts
LME Zinc Futures LX April 2020 contracts, expiring April 2020	$14,292,564	249	$(2,479,070)	(2.06)
LME Tin Futures LT August 2020 contracts, expiring August 2020	14,006,112	164	(2,038,213)	(1.70)
	28,298,676	413	(4,517,283)	(3.76)
United States Contracts
CME Feeder Cattle Futures FC May 2020 contracts, expiring May 2020	8,514,575	139	26,975	0.02
CME Live Cattle Futures LC June 2020 contracts, expiring June 2020	10,370,090	232	(1,825,530)	(1.52)
ICE Sugar # 11 Futures SB July 2020 contracts, expiring June 2020	8,438,024	692	(300,104)	(0.25)
CBOT Wheat Futures W July 2020 contracts, expiring July 2020	8,741,613	313	61,512	0.05
ICE Coffee-C Futures KC July 2020 contracts, expiring July 2020	8,435,981	187	3,563	0.00*
COMEX Copper Futures HG July 2020 contracts, expiring July 2020	8,701,475	159	176,688	0.15
COMEX Silver Futures SI July 2020 contracts, expiring July 2020	8,503,850	118	(131,160)	(0.11)
CME Lean Hogs Futures LH August 2020 contracts, expiring August 2020	8,194,210	313	(6,130)	(0.01)
CBOT Soybean Futures BO September 2020 contracts, expiring September 2020	8,823,606	533	22,062	0.02
CBOT Soybean Futures SM September 2020 contracts, expiring September 2020	8,638,240	277	(51,240)	(0.04)
ICE Cocoa Futures CC September 2020 contracts, expiring September 2020	10,604,500	384	(1,899,220)	(1.58)
NYMEX Natural Gas Futures NG January 2021 contracts, expiring December 2020	8,766,470	323	80,500	0.07
COMEX Gold Futures GC February 2021 contracts, expiring February 2021	8,541,430	52	(228,710)	(0.19)
CBOT Soybean Futures S March 2021 contracts, expiring March 2021	8,618,900	201	(23,638)	(0.02)
	123,892,964	3,923	(4,094,432)	(3.41)
Open Futures Contracts - Short**
Foreign Contracts
LME Zinc Futures LX April 2020 contracts, expiring April 2020***	(12,733,868)	249	918,948	0.77
LME Tin Futures LT August 2020 contracts, expiring August 2020***	(13,303,375)	164	1,334,536	1.11
	(26,037,243)	413	2,253,484	1.88
Total Open Futures Contracts***	$126,154,397	4,749	$(6,358,231)	(5.29)

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)(Continued)

At March 31, 2020

United States Commodity Index Fund

	Principal	Market	% of
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.60%, 4/16/2020	$15,000,000	$14,990,062	12.47
1.59%, 4/30/2020	9,000,000	8,988,581	7.48
1.55%, 5/14/2020	5,000,000	4,990,803	4.15
1.55%, 5/21/2020	15,000,000	14,968,021	12.46
1.53%, 6/04/2020	10,000,000	9,972,978	8.30
1.54%, 6/18/2020	2,000,000	1,993,370	1.66
1.51%, 7/09/2020	16,000,000	15,933,890	13.26
1.54%, 7/16/2020	15,000,000	14,932,425	12.43
1.53%, 7/23/2020	5,000,000	4,976,223	4.14
1.53%, 7/30/2020	20,000,000	19,898,667	16.56
Total Cash Equivalents		$111,645,020	92.91

*      Represents less than 0.005%.

**   All short contracts are offset by long positions in Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

*** Collateral amounted to $23,869,583 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2020

United States Copper Index Fund

			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of
	Amount	Contracts	Contracts	Capital
Open Futures Contracts – Long
United States Contracts
COMEX Copper Futures HG May 2020 contracts, expiring May 2020*	$9,760,238	150	$(1,405,238)	(16.78)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.52%, 4/02/2020	$550,000	$549,977	6.57
1.60%, 4/09/2020	500,000	499,824	5.97
1.60%, 4/16/2020	500,000	499,669	5.97
1.52%, 4/23/2020	400,000	399,631	4.77
1.57%, 4/30/2020	600,000	599,247	7.16
1.54%, 5/07/2020	600,000	599,080	7.15
1.55%, 5/14/2020	550,000	548,988	6.56
1.55%, 5/21/2020	500,000	498,934	5.96
1.56%, 5/28/2020	500,000	498,775	5.96
1.54%, 6/18/2020	150,000	149,504	1.78
1.51%, 7/23/2020	500,000	497,646	5.94
1.52%, 8/13/2020	500,000	497,195	5.94
1.52%, 8/20/2020	500,000	497,043	5.94
1.42%, 8/27/2020	300,000	298,261	3.56
Total Cash Equivalents		$6,633,774	79.23

*      Collateral amounted to $2,444,562 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2020 and 2019

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(44,966,526)	$(3,351,005)
Change in unrealized gain (loss) on open positions	(8,497,099)	18,150,103
Realized gain (loss) on short-term investments	17,668	—
Dividend income	55,469	114,031
Interest income*	589,227	2,602,041
ETF transaction fees	4,550	4,200

Total income (loss)	(52,796,711)	17,519,370

Expenses
Management fees (Note 4)	322,162	912,419
Professional fees	41,025	164,254
Brokerage commissions	55,155	176,921
Directors’ fees and insurance	26,354	22,289

Total expenses	444,696	1,275,883

Net income (loss)	$(53,241,407)	$16,243,487
Net income (loss) per share	$(10.75)	$1.32
Net income (loss) per weighted average share	$(10.66)	$1.36
Weighted average shares outstanding	4,992,308	11,936,667

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2020 and 2019

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(143,063)	$(263,113)
Change in unrealized gain (loss) on open positions	(1,751,488)	1,436,100
Dividend income	2,558	7,079
Interest income*	28,107	59,658
ETF transaction fees	1,400	2,450

Total income (loss)	(1,862,486)	1,242,174

Expenses
Management fees (Note 4)	13,084	18,704
Professional fees	6,232	24,164
Brokerage commissions	638	1,509
Directors’ fees and insurance	554	561

Total expenses	20,508	44,938

Expense waiver (Note 4)	(4,405)	(21,918)

Net expenses	16,103	23,020

Net income (loss)	$(1,878,589)	$1,219,154
Net income (loss) per share	$(3.58)	$1.92
Net income (loss) per weighted average share	$(3.70)	$1.83
Weighted average shares outstanding	507,692	665,556

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the three months ended March 31, 2020*

USCF Crescent Crypto Index Fund

Period ended
March 31, 2020*
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

*     The Sponsor contributed $1,000 on May 8, 2019. As of March 31, 2020, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2020 and 2019

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(45,109,589)	$(3,614,118)
Change in unrealized gain (loss) on open positions	(10,248,587)	19,586,203
Realized gain (loss) on short-term investments	17,668	—
Dividend income	58,027	121,110
Interest income*	617,334	2,661,699
ETF transaction fees	5,950	6,650

Total income (loss)	(54,659,197)	18,761,544

Expenses
Management fees (Note 4)	335,246	931,123
Professional fees	47,257	188,418
Brokerage commissions	55,793	178,430
Directors’ fees and insurance	26,908	22,850

Total expenses	465,204	1,320,821

Expense waiver (Note 4)	(4,405)	(21,918)

Net expenses	460,799	1,298,903

Net income (loss)	$(55,119,996)	$17,462,641

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2020

United States Commodity Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2019	$—	$189,895,482	$189,895,482
Additions	—	5,422,162	5,422,162
Redemptions	—	(21,907,270)	(21,907,270)
Net income (loss)	—	(53,241,407)	(53,241,407)

Balances, at March 31, 2020	$—	$120,168,967	$120,168,967

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2020

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2019	—	5,150,000	5,150,000
Additions	—	150,000	150,000
Redemptions	—	(700,000)	(700,000)

Shares Outstanding, at March 31, 2020	—	4,600,000	4,600,000

Net Asset Value Per Share:
At December 31, 2019			$36.87
At March 31, 2020			$26.12

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2020

United States Copper Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2019	$—	$7,015,377	$7,015,377
Additions	—	3,236,417	3,236,417
Net income (loss)	—	(1,878,589)	(1,878,589)

Balances, at March 31, 2020	$—	$8,373,205	$8,373,205

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2020

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2019	—	400,000	400,000
Additions	—	200,000	200,000
Redemptions	—	—	—

Shares Outstanding, at March 31, 2020	—	600,000	600,000

Net Asset Value Per Share:
At December 31, 2019			$17.54
At March 31, 2020			$13.96

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2020*

USCF Crescent Crypto Index Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2019*	$1,000	$—	$1,000
Additions	—	—	—
Net income (loss)	—	—	—

Balances, at March 31, 2020	$1,000	$—	$1,000

*    The Sponsor contributed $1,000 on May 8, 2019. As of March 31, 2020, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2020

United States Commodity Index Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2019	$1,000	$196,910,859	$196,911,859
Additions	—	8,658,579	8,658,579
Redemptions	—	(21,907,270)	(21,907,270)
Net income (loss)	—	(55,119,996)	(55,119,996)

Balances, at March 31, 2020	$1,000	$128,542,172	$128,543,172

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2020

	Sponsor	Shareholders	Total

Shares Outstanding, at December 31, 2019	—	5,550,000	5,550,000
Additions	—	350,000	350,000
Redemptions	—	(700,000)	(700,000)

Shares Outstanding, at March 31, 2020	—	5,200,000	5,200,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2020 and 2019

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(53,241,407)	$16,243,487
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	8,497,099	(18,150,103)
(Increase) decrease in dividends receivable	20,025	(40,522)
(Increase) decrease in interest receivable	—	3,734
(Increase) decrease in prepaid insurance	(1,446)	8,165
(Increase) decrease in ETF transaction fees receivable	350	—
Increase (decrease) in payable due to Broker	—	4,319,226
Increase (decrease) in management fees payable	(51,992)	(64,671)
Increase (decrease) in professional fees payable	(279,736)	(210,925)
Increase (decrease) in brokerage commissions payable	(19,350)	—
Increase (decrease) in directors' fees payable	(3,038)	(1,598)
Net cash provided by (used in) operating activities	(45,079,495)	2,106,793

Cash Flows from Financing Activities:
Addition of shares	5,422,162	—
Redemption of shares	(23,750,970)	(40,713,896)
Net cash provided by (used in) financing activities	(18,328,808)	(40,713,896)

Net Increase (Decrease) in Cash and Cash Equivalents	(63,408,303)	(38,607,103)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	190,313,994	478,509,213
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$126,905,691	$439,902,110

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$103,036,108	$403,949,418
Equity in Trading Accounts:
Cash and Cash Equivalents	23,869,583	35,952,692
Total Cash, Cash Equivalents and Equity in Trading Accounts	$126,905,691	$439,902,110

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2020 and 2019

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(1,878,589)	$1,219,154
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	—	295,216
Unrealized (gain) loss on open futures contracts	1,751,488	(1,436,100)
(Increase) decrease in receivable from Sponsor	(4,404)	(21,919)
(Increase) decrease in dividends receivable	628	(2,286)
(Increase) decrease in interest receivable	125	160
(Increase) decrease in prepaid insurance	(670)	203
Increase (decrease) in payable due to Broker	(429,967)	14,739
Increase (decrease) in management fees payable	249	428
Increase (decrease) in professional fees payable	(38,587)	(13,175)
Increase (decrease) in directors' fees payable	(17)	32
Increase (decrease) in insurance payable	—	1
Net cash provided by (used in) operating activities	(599,744)	56,453

Cash Flows from Financing Activities:
Addition of shares	3,236,417	5,451,099
Redemption of shares	—	(1,651,189)
Net cash provided by (used in) financing activities	3,236,417	3,799,910

Net Increase (Decrease) in Cash and Cash Equivalents	2,636,673	3,856,363

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	7,098,904	12,116,244
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$9,735,577	$15,972,607

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$7,291,015	$15,373,384
Equity in Trading Accounts:
Cash and Cash Equivalents	2,444,562	599,223
Total Cash, Cash Equivalents and Equity in Trading Accounts	$9,735,577	$15,972,607

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2020*

USCF Crescent Crypto Index Fund

Period ended
March 31, 2020*
Cash Flows from Financing Activities:
Addition of shares	—
Redemption of shares	—
Net cash provided by (used in) financing activities	—

Net Increase (Decrease) in Cash and Cash Equivalents	—

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,000
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,000

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$1,000
Equity in Trading Accounts:
Cash and Cash Equivalents	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,000

*     The Sponsor contributed $1,000 on May 8, 2019. As of March 31, 2020, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2020 and 2019

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(55,119,996)	$17,462,641
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in short-term investments	—	295,216
Unrealized (gain) loss on open futures contracts	10,248,587	(19,586,203)
(Increase) decrease in receivable from Sponsor	(4,404)	(21,919)
(Increase) decrease in dividends receivable	20,653	(42,808)
(Increase) decrease in interest receivable	125	3,894
(Increase) decrease in prepaid insurance	(2,116)	8,368
(Increase) decrease in ETF transaction fees receivable	350	—
Increase (decrease) in payable due to Broker	(429,967)	4,333,965
Increase (decrease) in management fees payable	(51,743)	(64,243)
Increase (decrease) in professional fees payable	(318,323)	(224,100)
Increase (decrease) in brokerage commissions payable	(19,350)	—
Increase (decrease) in directors' fees payable	(3,055)	(1,566)
Increase (decrease) in insurance payable	—	1
Net cash provided by (used in) operating activities	(45,679,239)	2,163,246

Cash Flows from Financing Activities:
Addition of shares	8,658,579	5,451,099
Redemption of shares	(23,750,970)	(42,365,085)
Net cash provided by (used in) financing activities	(15,092,391)	(36,913,986)

Net Increase (Decrease) in Cash and Cash Equivalents	(60,770,630)	(34,750,740)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	197,413,898	490,625,457
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$136,642,268	$455,874,717

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$110,328,123	$419,322,802
Equity in Trading Accounts:
Cash and Cash Equivalents	26,314,145	36,551,915
Total Cash, Cash Equivalents and Equity in Trading Accounts	$136,642,268	$455,874,717

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended March 31, 2020 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, and the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. A new series of the Trust, the USCF Crescent Crypto Index Fund (“XBET”) was formed on May 7, 2019. XBET is currently in registration and has not commenced operations. Additional series of the Trust include: the United States Agriculture Index Fund (“USAG”), which was liquidated on September 12, 2018 and distributed cash pro rata to all remaining shareholders, and the USCF Canadian Crude Oil Index Fund (“UCCO”), which never commenced operations and was terminated as a series on May 8, 2019.

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

In addition, USCF was the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017 under the ticker symbols "USOU" and "USOD", respectively. Each of USOU and USOD liquidated all of its assets and distributed cash pro rata to all remaining shareholders in December 2019.

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

The Trust financial statements included its respective series of funds financial statements including USCI, CPER and XBET through March 31, 2020.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2020 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2020, USCF held 5 shares of USCI and 40 shares of CPER.

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

CPER and USAG received notice of effectiveness from the SEC for its registration of 30,000,000 CPER shares and 20,000,000 USAG shares on September 6, 2011. The order to permit listing CPER and USAG on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its shares on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial per share NAV by setting the price at $25 and issued 100,000 shares to the initial Authorized Participant, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise be charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket. As discussed above, USAG liquidated on September 12, 2018 and distributed cash pro rata to all remaining shareholders.

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

USCI’s shares began trading on August 10, 2010. As of March 31, 2020, USCI held 323 Futures Contracts on the NYMEX, 1,263 Futures Contracts on the ICE Futures, 1,324 Futures Contracts on the CBOT, 684 Futures Contracts on the CME, 826 Futures Contracts on the LME and 329 Futures Contracts on the COMEX, totaling 4,749 futures contracts.

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

CPER’s shares began trading on November 15, 2011. As of March 31, 2020, CPER held 150 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the three months ended March 31, 2020 and 2019, none of the Trust Series incurred any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $574,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2020 is estimated to be a total of $49,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2020 is estimated to be a total of $3,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $350,000 for the year ending December 31, 2020 for USCI and $75,000 for the year ending December 31, 2020 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF pays certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2020, USCF waived $4,405 of expenses for CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to each Trust Series and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction. The custody and transfer agency services rendered by BBH&Co. to each Trust Series and each of the Related Public Funds terminated on March 31, 2020 and fund accounting and fund administration services rendered by BBH&Co. to each Trust Series and each of the Related Public Funds will terminate on May 31, 2020 to allow for certain reporting and other services to continue in connection with the transition to The Bank of New York Mellon.

USCF has engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business ("BNY Mellon"), to provide each Trust Series and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the "BNY Mellon Agreements"), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement.

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

USCI

	For the three months	For the three months
	ended	ended
	March 31, 2020	March 31, 2019
Total commissions accrued to brokers	$55,155	$176,921
Total commissions as annualized percentage of average total net assets	0.14%	0.16%
Commissions accrued as a result of rebalancing	$52,790	$173,345
Percentage of commissions accrued as a result of rebalancing	95.71%	97.98%
Commissions accrued as a result of creation and redemption activity	$2,365	$3,576
Percentage of commissions accrued as a result of creation and redemption activity	4.29%	2.02%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a lower number of contracts held and traded.

CPER

	For the three months	For the three months
	ended	ended
	March 31, 2020	March 31, 2019
Total commissions accrued to brokers	$638	$1,509
Total commissions as annualized percentage of average total net assets	0.03%	0.05%
Commissions accrued as a result of rebalancing	$540	$1,286
Percentage of commissions accrued as a result of rebalancing	84.64%	85.22%
Commissions accrued as a result of creation and redemption activity	$98	$223
Percentage of commissions accrued as a result of creation and redemption activity	15.36%	14.78%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a lower number of contracts held and traded.

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

USCF is also party to an Amended and Restated Licensing Agreement, dated as of May 1, 2018, as amended from time to time, with SummerHaven and SHIM, pursuant to which SHIM grants a license to USCF for the use of certain names and marks, including the Applicable Index for each Trust Series in exchange for a fee to be paid by USCF to SHIM. For the year ended December 31, 2019, USCF paid licensing fees to SummerHaven equal to an annual fee of $15,000 per each Trust Series for the, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series. As a result of the amendment and restatement of the Licensing Agreement and Advisory Agreement in May of 2018, the fees required to be paid by USCF to SummerHaven and SHIM in the aggregate have not changed from the aggregate fees paid by USCF under the two agreements prior to the amendment and restatement.

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

All of the futures contracts held by each Trust Series through March 31, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2020, none of the Trust Series held investments in money market funds. As of December 31, 2019,USCI and CPER held investments in money market funds in the amounts of $19,500,000 and $620,000, respectively. Each Trust Series also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2020 and December 31, 2019, USCI held cash deposits and investments in Treasuries in the amounts of $126,905,691 and $170,813,994, respectively, with the custodian and FCMs. As of March 31, 2020 and December 31, 2019, CPER held cash deposits and investments in Treasuries in the amounts of $9,735,577 and $6,478,904, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for each Trust Series for the three months ended March 31, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	For the three months ended	For the three months ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$36.87	$37.49
Total income (loss)	(10.66)	1.43
Total expenses	(0.09)	(0.11)
Net increase (decrease) in net asset value	(10.75)	1.32
Net asset value, end of period	$26.12	$38.81

Total Return	(29.16)%	3.52%

Ratios to Average Net Assets
Total income (loss)	(32.60)%	3.79%
Management fees*	0.80%**	0.80%**
Total expenses excluding management fees*	0.30%	0.32%
Expenses waived*	— %**	— %**
Net expenses excluding management fees*	0.30%	0.32%
Net income (loss)	(32.87)%	3.51%

*      Annualized.

**    Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.

CPER

	For the three months ended		For the three months ended
	March 31, 2020		March 31, 2019
	(Unaudited)		(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$17.54		$16.44
Total income (loss)	(3.55)		1.95
Net expenses	(0.03)		(0.03)
Net increase (decrease) in net asset value	(3.58)		1.92
Net asset value, end of period	$13.96		$18.36

Total Return	(20.41)%		11.68%

Ratios to Average Net Assets
Total income (loss)	(23.00)%		10.64%
Management fees*	0.65	%**†	0.65	%**†
Total expenses excluding management fees*	0.37%		0.91%
Expenses waived*	(0.22)	%**†	(0.76)	%**†
Net expenses excluding management fees*	0.15%		0.15%
Net income (loss)	(23.20)%		10.45%

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

The following table summarizes the valuation of USCI’s securities at March 31, 2020 using the fair value hierarchy:

At March 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$111,645,020	$111,645,020	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(2,263,799)	(2,263,799)	—	—
United States Contracts	(4,094,432)	(4,094,432)	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$188,989,355	$188,989,355	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(2,381,779)	(2,381,779)	—	—
United States Contracts	4,520,647	4,520,647	—	—

The following table summarizes the valuation of CPER’s securities at March 31, 2020 using the fair value hierarchy:

At March 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$6,633,774	$6,633,774	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,405,238)	(1,405,238)	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$7,096,018	$7,096,018	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	346,250	346,250	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

Derivatives not	Condensed
Accounted for	Statements of	Fair Value	Fair Value
as Hedging	Financial	At March 31,	At December 31,
Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$(6,358,231)	$2,138,868

Fair Value of Derivative Instruments Held by CPER

Derivatives not	Condensed
Accounted for	Statements of	Fair Value	Fair Value
as Hedging	Financial	At March 31,	At December 31,
Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$(1,405,238)	$346,250

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the three months ended		For the three months ended
		March 31, 2020		March 31, 2019
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(44,966,526)		$(3,351,005)

	Change in unrealized gain (loss) on open positions		$(8,497,099)		$18,150,103

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the three months ended		For the three months ended
		March 31, 2020		March 31, 2019
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(143,063)		$(263,113)

	Change in unrealized gain (loss) on open positions		$(1,751,488)		$1,436,100

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the Trust Series' policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Trust Series has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

NOTE 10 — SUBSEQUENT EVENTS

The Trust has performed an evaluation of subsequent events through the date the condensed financial statements were issues. This evaluation resulted in the following disclosures.

USCF received letters from the CME on behalf of the NYMEX Market Regulation Department on April 16, 2020 (the “April 16 CME Letter”) and on April 23, 2020 (the “April 23 CME Letter”, and together with the April 16 CME Letter, the “CME Letters”). The CME Letters ordered USCF, USCI and the Related Public Funds not to exceed accountability levels in specified light, sweet crude oil futures contracts and not to assume any positions in the specified light, sweet crude oil futures contract in excess of the exchange established position limits.  The current accountability levels and position limits are set forth in the April 23 CME Letter which superseded the April 16 CME Letter.  The April 23 CME Letter ordered USCF, USCI and the Related Public Funds not to exceed accountability levels in excess of 10,000 futures contracts in the light, sweet crude oil futures contract for June 2020 and not to assume a position in the light, sweet crude oil futures contract for June 2020 in excess of 15,000 long futures contracts, for July 2020 in 78,000 long futures contracts, for August 2020 in 50,000 long futures contracts, for September 2020 in 35,000 long futures contracts. The foregoing accountability levels and position limits are subject to change.  Due to evolving market conditions, a change in regulator accountability levels and position limits imposed on USCI with respect to  its investment in Oil Futures Contracts as discussed in the CME Letters, additional or different risk mitigation measures taken by USCI’s FCM with respect to USCI acquiring additional Oil Futures contracts, USCI intends to invest in other permitted investments, beyond the Benchmark Oil Futures Contract.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Subsequently, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by each Trust Series. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on each Trust Series and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair Trust's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of the Trust's service providers, adversely affect the value and liquidity of each Trust Series' investments, and negatively impact each Trust Series' performance and your investment in each Trust Series. The extent to which COVID-19 will affect the Trust and the Trust's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of each Trust Series' investments could be impacted adversely.

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

Introduction

The United States Commodity Index Fund (“USCI”) and the United States Copper Index Fund (“CPER”) are each a commodity pool that issues shares representing fractional undivided beneficial interests in USCI and CPER, respectively (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI and CPER are collectively referred to herein as the “Trust Series.” The Trust Series are series of the United States Commodity Funds Index Trust, a Delaware statutory trust formed on December 21, 2009 (the “Trust”). A new series of the Trust, the USCF Crescent Crypto Index Fund (“XBET”) was formed on May 7, 2019. XBET is currently in registration and has not commenced operations. Additional series of the Trust include: the United States Agriculture Index Fund (“USAG”), which was liquidated on September 12, 2018 and distributed cash pro rata to all remaining shareholders, and the USCF Canadian Crude Oil Index Fund (“UCCO”), which never commenced operations and was terminated as a series on May 8, 2019. The Trust and each of its series operate pursuant to the Trust’s Fourth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated December 15, 2017. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each of its series are managed and controlled by United States Commodity Funds LLC (“USCF”).

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

USCI shares began trading on August 10, 2010. As of March 31, 2020, USCI held 323 Futures Contracts on the NYMEX, 1,263 Futures Contracts on the ICE Futures, 1,324 Futures Contracts on the CBOT, 684 Futures Contracts on the CME, 826 Futures Contracts on the LME and 329 Futures Contracts on the COMEX, totaling 4,749 futures contracts.

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

CPER’s shares began trading on November 15, 2011. As of March 31, 2020, CPER held 150 Futures Contracts on the COMEX.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of March 31, 2020, USCI held 323 Futures Contracts on the NYMEX, 1,263 Futures Contracts on the ICE Futures, 1,324 Futures Contracts on the CBOT, 684 Futures Contracts on the CME, 826 Futures Contracts on the LME and 329 Futures Contracts on the COMEX, totaling 323 futures contracts. As of March 31, 2020, CPER held 150 Futures Contracts on the COMEX. For the three months ended March 31, 2020, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2020, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets, which rules were recently re-proposed in January 2020 (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

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

Commodity Markets

Commodity Futures Price Movements

Three Months Ended March 31,2020

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward/downward trend during the three months ended March 31, 2020. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	(29.28)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	(42.34)%
Bloomberg Commodity Index Total Return(2)	(23.29)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(29.25)%

(1)The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)Source: Bloomberg

The value of the SDCI as of December 31, 2019 was $1,219.05. As of March 31, 2020, the value of the SDCI was $862.12, down approximately (29.28)% over the three months ended March 31, 2020.

The return of approximately (29.28)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $36.87 and ended the period at $26.12 on March 31, 2020, a decrease of approximately (29.16)% over the period. USCI’s per share NAV reached its high for the period on January 2, 2020 at $37.08 and reached its low for the period on March 18, 2020 at $24.32. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USCI's per share NAV.

Copper Markets

Copper Futures Price Movements

Three Months Ended March 31, 2020

As measured by the two major copper indexes, copper futures prices exhibited a mostly upward/downward trend during the three months ended March 31, 2020. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM (“SCI”)(1)	(20.11)%
Bloomberg Copper Subindex Total Return(2)	(20.34)%

(1)The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)Source: Bloomberg

The value of the SCI as of December 31, 2019 was $905.32. As of March 31, 2020, the value of the SCI was $723.27, down approximately (20.11)% over the three months ended March 31, 2020.

The return of approximately (20.11)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $17.54 and ended the period at $13.96 on March 31, 2020, a decrease of approximately (20.41)% over the period. CPER’s per share NAV reached its high for the period on January 14, 2020 at $18.01 and reached its low for the period on March 23, 2020 at $13.16. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect CPER's per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of March 31, 2020, USCI had issued 35,200,000 shares, 4,600,000 of which were outstanding. As of March 31, 2020, there were 14,800,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USAG and CPER were designated as additional series of the Trust. Following the designation of the additional series, USCF made an initial capital contribution to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. USCF redeemed all Sponsor Shares of USAG on September 7, 2018. On September 7, 2018, at the close of markets, USAG ceased all trading and all of USAG’s assets were liquidated on September 12, 2018 and distributed cash pro rata to all remaining shareholders. Further, on May 8, 2019, USCF contributed $1,000 to XBET in exchange for 20 Sponsor Shares of the series, which was deemed an initial capital contribution to the series.

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

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of March 31, 2020, CPER had issued 2,300,000 shares, 600,000 of which were outstanding. As of March 31, 2020, there were 27,700,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2020, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

USCI

	For the three	For the three
	months ended	months ended
	March 31, 2020	March 31, 2019
Average daily total net assets	$161,966,313	$462,545,573
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$644,696	$2,716,072
Annualized yield based on average daily total net assets	1.60%	2.38%
Management fee	$322,162	$912,419
Total fees and other expenses excluding management fees	$122,534	$363,464
Total commissions accrued to brokers	$55,155	$176,921
Total commissions as annualized percentage of average total net assets	0.14%	0.16%
Commissions accrued as a result of rebalancing	$52,790	$173,345
Percentage of commissions accrued as a result of rebalancing	95.71%	97.98%
Commissions accrued as a result of creation and redemption activity	$2,365	$3,576
Percentage of commissions accrued as a result of creation and redemption activity	4.29%	2.02%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was due primarily to USCI’s smaller size as measured by total net assets.

The decrease in USCI's total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a lower number of contracts traded.

CPER

	For the three	For the three
	months ended	months ended
	March 31, 2020	March 31, 2019
Average daily total net assets	$8,096,122	$11,669,703
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$30,665	$66,737
Annualized yield based on average daily total net assets	1.52%	2.32%
Management fee	$13,084	$18,704
Total fees and other expenses excluding management fees	$7,424	$26,234
Total amount of the expense waiver	$4,405	$21,918
Expenses before allowance for the expense waiver	$20,508	$44,938
Expenses after allowance for the expense waiver	$16,103	$23,020
Total commissions accrued to brokers	$638	$1,509
Total commissions as annualized percentage of average total net assets	0.03%	0.05%
Commissions accrued as a result of rebalancing	$540	$1,286
Percentage of commissions accrued as a result of rebalancing	84.64%	85.22%
Commissions accrued as a result of creation and redemption activity	$98	$223
Percentage of commissions accrued as a result of creation and redemption activity	15.36%	14.78%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was due primarily to CPER’s smaller size as measured by total net assets.

The decrease in CPER's total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a lower number of contracts traded.

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

USCI

For the 30-valuation days ended March 31, 2020, the simple average daily change in the SDCI was (0.840)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.831)%. The average daily difference was 0.009% (or 0.9 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was 1.190%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. On a daily basis, USCI is tracking very close to its benchmark. However, large tracking variances can occur when there is a small movement in the benchmark but the difference in the NAV is equal to $0.01. This results in magnification of a small difference.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to March 31, 2020, the simple average daily change in the SDCI was (0.018)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.024)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.280)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended March 31, 2020. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended March 31, 2020.

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

For the three months ended March 31, 2020, the actual total return of USCI as measured by changes in its per share NAV was (29.16)%. This is based on an initial per share NAV of $36.87 as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $26.12. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $26.07 as of March 31, 2020, for a total return over the relevant time period of (29.29)%. The difference between the actual per share NAV total return of USCI of (29.16)% and the expected total return based on the SDCI of (29.29)% was an error over the time period of 0.13%, which is to say that USCI’s actual total return outperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the three months ended March 31, 2019, the actual total return of USCI as measured by changes in its per share NAV was 3.52%. This was based on an initial per share NAV of $37.49 as of December 31, 2018 and an ending per share NAV as of March 31, 2019 of $38.81. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $38.92 as of March 31, 2019, for a total return over the relevant time period of 3.81%. The difference between the actual per share NAV total return of USCI of 3.52% and the expected total return based on the SDCI of 3.81% was an error over the time period of (0.29)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended March 31, 2020, the simple average daily change in the SCI was (0.499)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.503)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (1.610)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. Large tracking variances can occur when there is a tiny movement in the benchmark resulting in magnification of small differences.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to March 31, 2020, the simple average daily change in the SCI was (0.016)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.020)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.471)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended March 31, 2020. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended March 31, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

CPER Monthly Total Return vs Monthly Benchmark Futures Contracts
(5 years ending March 31, 2020)*
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
CPER monthly return
SCI Benchmark monthly return

An alternative tracking measurement of the return performance of CPER versus the return of its SCI can be calculated by comparing the actual return of CPER, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that CPER’s returns had been exactly the same as the daily changes in its SCI.

For the three months ended March 31, 2020, the actual total return of CPER as measured by changes in its per share NAV was (20.41)%. This is based on an initial per share NAV of $17.54 as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $13.96. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $14.01 as of March 31, 2020, for a total return over the relevant time period of (20.13)%. The difference between the actual per share NAV total return of CPER of (20.41)% and the expected total return based on the SCI of (20.13)% was an error over the time period of (0.28)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the three months ended March 31, 2019, the actual total return of CPER as measured by changes in its per share NAV was 11.68%. This was based on an initial per share NAV of $16.44 as of December 31, 2018 and an ending per share NAV as of March 31, 2019 of $18.36. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $18.44 as of March 31, 2019, for a total return over the relevant time period of 12.17%. The difference between the actual per share NAV total return of CPER of 11.68% and the expected total return based on the SCI of 12.17% was an error over the time period of (0.49)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series' ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series' attempt to track the Applicable Index.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2020. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series' NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index's total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the three months ended March 31, 2020, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2020, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of March 31, 2020.

SDCI Commodity Weights

as of March 31, 2020

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2010 through March 31, 2020.

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

Since the SDCI was launched on December 18, 2009, there is no actual performance history available prior to that date and there is only actual performance history of the SDCI from that date to the present. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, this data on the components and weighting is available for periods prior to December 18, 2009. The table below reflects how the SDCI would have performed from January 1, 2010 through March 31, 2020 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period

from January 1, 2010 through March 31, 2020

Year	Ending Level*	Annual Return
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1.219.05	(0.17)%
2020 (YTD)	862.12	(29.28)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/ 2010-3/31/2020 YTD)

30%
20%
10%
0%
-10%
-20%
-30%
-40%
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020 YTD

Source: SummerHaven Index Management, Bloomberg

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2020
			DB LCI
	BCOM TR	S&P GSCI TR	OY TR	SDCI
Total return	(14.65)%	(51.15)%	103.09%	283.13%
Average annualized return (total)	(0.55)%	(1.05)%	3.81%	6.19%
Annualized volatility	16.05%	23.17%	18.76%	15.16%
Annualized Sharpe ratio	(0.16)	(0.13)	0.09	0.27

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through March 31, 2020 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2020; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2010 and March 31, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2010-3/31/2020)

SDCI TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
160
140
120
100
80
60
40
20
-
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

Source: SHIM, Bloomberg

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2015-3/31/2020)

SDCI TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
120
100
80
60
40
20
-
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of March 31, 2020.

SCI Commodity Weights

as of March 31, 2020

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2010 through March 31, 2020.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI prior to that date and the actual performance history is available from the date to the present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. As a result, this data on the components and weighting is available for periods prior to November 4, 2010. The table below reflects how the SCI would have performed from January 1, 2010 through March 31, 2020 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2010 through March 31, 2020

Year	Ending Level*	Annual Return
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020 (YTD)	723.27	(20.11)%

*The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2010-3/31/2020 YTD)

40%
30%
20%
10%
0%
-10%
-20%
-30%
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020 YTD

Source: SummerHaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through March 31, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2020
	BCOM	Spot Copper
	HG TR	(less storage)	SCI TR
Total return	205.98%	51.55%	361.86%
Average annualized return (total)	9.21%	5.64%	11.57%
Annualized volatility	25.95%	25.03%	25.41%
Annualized Sharpe ratio	0.28	0.15	0.37

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through March 31, 2020 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2020; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between March 31, 2010 and March 31, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (3/31/2010-3/31/2020)

140
120
100
80
60
40
20
-
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
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

Cost, and the Hypothetical Returns of the SCI TR (3/31/2015-3/31/2020)

175
150
125
100
75
50
25
-
SCI TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series' NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2020, the Trust Series' expenses did not exceed the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series' investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2020, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series' assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series' assets related to foreign Futures Contracts trading. During the three months ended March 31, 2020, USCI did not make investments on any foreign exchanges. During the three months ended March 31, 2020, CPER did not make investments on any foreign exchanges.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2020, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $ 126,905,691 and $ 9,735,577, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCMs, as applicable, may be subject to loss should the Trust Series' custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2020, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

None of the Trust Series had direct exposure to European sovereign debt as of March 31, 2020 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the three months ended March 31, 2020, FCM fees were approximately 0.14% of average daily total net assets for USCI, and approximately 0.03% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust.

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

As of March 31, 2020, USCI's portfolio consisted of 4,749 Futures Contracts traded on the Futures Exchanges and CPER's portfolio consisted of 150 Futures Contracts traded on the COMEX. For a list of each of USCI's and CPER's current holdings, please see www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2020, no Trust Series had any OTC activities.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 13, 2020.

COVID-19 Risk

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Subsequently, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the Trust. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on the Trust and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair the Trust's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of the Trust's service providers, adversely affect the value and liquidity of the Trust's investments, and negatively impact the Trust's performance and your investment in the Trust. The extent to which COVID-19 will affect the Trust and the Trust's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of the Trust's investments could be impacted adversely.

An unanticipated number of creation requests during a short period of time could result in a shortage of shares.

While USCF makes every effort to predict and maintain an adequate amount of shares outstanding, if a substantial number of requests for Creation Baskets are received by a Trust Series during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, including, for example, the occurrence of a pandemic like COVID-19, such Trust Series may not have sufficient shares outstanding to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of a Trust Series would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in such Trust Series compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares' net asset value, which is also the price shares can be redeemed with a Trust Series by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from a Trust Series’ investment objective. Any potential impact to the market in shares of a Trust Series that could occur from the Authorized Participants inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 14 baskets (comprising 700,000 shares) during the first quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2020:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/20 to 1/31/20	150,000	$35.74
2/1/20 to 2/28/20	250,000	$33.09
3/1/20 to 3/31/20	300,000	$27.58
Total	700,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER did not redeem any baskets during the first quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2020:

Issuer Purchases of Equity Securities

Total
Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/20 to 1/31/20	—	$—
2/1/20 to 2/28/20	—	$—
3/1/20 to 3/31/20	—	$—
Total	—

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

Date: May 8, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2020