Form 10-Q
period 2020-06-30
United States Commodity Index Funds Trust
filed 2020-08-07
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip Code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States Commodity Index Fund	USCI	NYSE Arca, Inc.
Shares of United States Copper Index Fund	CPER	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ⌧    Yes    ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ⌧    Yes    ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of August 3, 2020 are included in the table below:

Number of Outstanding Shares as of
August 3, 2020
United States Commodity Index Fund	4,850,000
United States Copper Index Fund	1,150,000
Total	6,000,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at June 30, 2020 (Unaudited) and December 31, 2019	2-5

Condensed Schedule of Investments (Unaudited) at June 30, 2020	6-8

Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2020 and 2019	9-12

Condensed Statements of Changes in Capital (Unaudited) for the three and six months ended June 30, 2020 and 2019	13-16

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019	17-20

Notes to (Unaudited) Condensed Financial Statements for the period ended June 30, 2020	21

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2020 (Unaudited) and December 31, 2019

United States Commodity Index Fund

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $114,398,499 and $163,036,680, respectively) (Notes 2 and 6)	$114,398,499	$163,036,680
Equity in trading accounts:
Cash and cash equivalents (at cost $10,991,849 and $27,277,314, respectively)	10,991,849	27,277,314
Unrealized gain (loss) on open commodity futures contracts	1,758,481	2,138,868
Dividends receivable	7,987	25,510
Prepaid insurance*	16,207	20,198
ETF transaction fees receivable	—	350

Total Assets	$127,173,023	$192,498,920

Liabilities and Capital
Payable due to Broker	$283,894	$—
Payable for shares redeemed	—	1,843,700
Management fees payable (Note 4)	82,790	142,699
Professional fees payable	249,117	571,822
Brokerage commissions payable	3,955	33,805
Directors' fees payable*	4,527	11,412

Total Liabilities	624,283	2,603,438

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	126,548,740	189,895,482
Total Capital	126,548,740	189,895,482

Total Liabilities and Capital	$127,173,023	$192,498,920

Shares outstanding	4,750,000	5,150,000
Net asset value per share	$26.64	$36.87
Market value per share	$26.58	$36.90

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2020 (Unaudited) and December 31, 2019

United States Copper Index Fund

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $14,346,185 and $6,699,854, respectively) (Notes 2 and 6)	$14,346,185	$6,699,854
Equity in trading accounts:
Cash and cash equivalents (at cost $698,699 and $399,050, respectively)	698,699	399,050
Unrealized gain (loss) on open commodity futures contracts	1,398,575	346,250
Receivable from Sponsor (Note 4)	—	67,629
Dividends receivable	1,345	1,363
Interest receivable	—	125
Prepaid insurance*	693	253
Prepaid reimbursement	23,609	—

Total Assets	$16,469,106	$7,514,524

Liabilities and Capital
Payable due to Broker	$1,147,333	$429,967
Management fees payable (Note 4)	6,954	4,647
Professional fees payable	20,776	64,311
Directors' fees payable*	71	222

Total Liabilities	1,175,134	499,147

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	15,293,972	7,015,377
Total Capital	15,293,972	7,015,377

Total Liabilities and Capital	$16,469,106	$7,514,524

Shares outstanding	900,000	400,000
Net asset value per share	$16.99	$17.54
Market value per share	$17.07	$17.54

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2020* (Unaudited) and December 31, 2019*

USCF Crescent Crypto Index Fund

	June 30, 2020*	December 31, 2019*
Assets
Cash (at cost $– and $1,000, respectively) (Notes 2 and 6)	$—	$1,000

Total Assets	$—	$1,000

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	$—	$1,000
Shareholders	—	—
Total Capital	—	1,000

Total Liabilities and Capital	$—	$1,000

*    The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2020 (Unaudited) and December 31, 2019

United States Commodity Index Funds Trust

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $128,744,684 and $169,737,534, respectively) (Notes 2 and 6)	$128,744,684	$169,737,534
Equity in trading accounts:
Cash and cash equivalents (at cost $11,690,548 and $27,676,364, respectively)	11,690,548	27,676,364
Unrealized gain (loss) on open commodity futures contracts	3,157,056	2,485,118
Receivable from Sponsor (Note 4)	—	67,629
Dividends receivable	9,332	26,873
Interest receivable	—	125
Prepaid insurance*	16,900	20,451
Prepaid reimbursement	23,609	—
ETF transaction fees receivable	—	350

Total Assets	$143,642,129	$200,014,444

Liabilities and Capital
Payable due to Broker	$1,431,227	$429,967
Payable for shares redeemed	—	1,843,700
Management fees payable (Note 4)	89,744	147,346
Professional fees payable	269,893	636,133
Brokerage commissions payable	3,955	33,805
Directors' fees payable*	4,598	11,634

Total Liabilities	1,799,417	3,102,585

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	1,000
Shareholders	141,842,712	196,910,859
Total Capital	141,842,712	196,911,859

Total Liabilities and Capital	$143,642,129	$200,014,444

Shares Outstanding	5,650,000	5,550,000

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2020

United States Commodity Index Fund

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners'
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
ICE Cocoa Futures CC September 2020 contracts, expiring September 2020	$10,187,790	373	$(2,034,010)	(1.61)
COMEX Copper Futures HG September 2020 contracts, expiring September 2020	8,056,187	133	1,016,075	0.80
COMEX Silver Futures SI September 2020 contracts, expiring September 2020	8,932,580	99	292,735	0.23
ICE Sugar#11 Futures SB September 2020 contracts, expiring October 2020	8,826,686	667	107,912	0.09
NYMEX Platinum Futures PL October 2020 contracts, expiring October 2020	9,569,920	220	(206,720)	(0.16)
ICE Cotton No. 2 Futures CT December 2020 contracts, expiring December 2020	8,928,870	298	142,250	0.11
CBOT Soybean Oil Futures BO December 2020 contracts, expiring December 2020	8,907,732	522	115,560	0.09
ICE Coffee C Futures December 2020 contracts, expiring December 2020	9,470,812	242	(82,724)	(0.07)
NYMEX Natural Gas Futures December 2020 contracts, expiring January 2021	8,616,570	315	464,880	0.37
CME Cattle Feeder Futures FC January 2021 contracts, expiring January 2021	8,799,575	130	(61,950)	(0.05)
COMEX Gold 100 OZ Futures GC February 2021 contracts, expiring February 2021	8,244,320	50	893,180	0.71
CBOT Soybean Futures S March 2021 contracts, expiring March 2021	8,783,701	205	223,487	0.18
Foreign Contracts
LME Zinc Futures LX July 2020 contracts, expiring July 2020	8,889,745	182	384,293	0.30
LME Tin Futures LT August 2020 contracts, expiring August 2020	22,976,272	281	598,223	0.47
LME Nickel Futures LN December 2020 contracts, expiring December 2020	9,047,451	122	361,494	0.29
Open Commodity Futures Contracts – Short**
Foreign Contracts
LME Zinc Futures LX July 2020 contracts, expiring July 2020*	(9,288,846)	(182)	14,809	0.01
LME Tin Futures LT August 2020 contracts, expiring August 2020*	(14,133,812)	(174)	(463,919)	(0.37)
LME Nickel Futures LN December 2020 contracts, expiring December 2020*	(224,274)	(3)	(7,094)	—	†
Total Open Futures Contracts*	$124,591,279	3,480	$1,758,481	1.39

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)(Continued)

At June 30, 2020

United States Commodity Index Fund

	Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.52%,7/09/2020	$16,000,000	$15,994,658	12.64
1.55%, 7/16/2020	15,000,000	14,990,437	11.85
1.53%, 7/23/2020	5,000,000	4,995,371	3.95
1.54%, 7/30/2020	20,000,000	19,975,511	15.78
Total United States Treasury Obligations		55,955,977	44.22

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Share Class, 0.10%#	12,302,587	12,302,587	9.72
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.15%#	56,055,830	56,055,830	44.29
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.10%#	1,045,874	1,045,874	0.83
Total United States Money Market Funds		69,404,291	54.84
Total Cash Equivalents		$125,360,268	99.06

†      Represents less than 0.005%.

#      Reflects the 7-day yield at June 30, 2020.

*      Collateral amounted to $10,991,849 on open commodity futures contracts.

**   All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2020

United States Copper Index Fund

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners'
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG September 2020 contracts, expiring September 2020*	$6,868,950	113	$839,062	5.48
COMEX Copper Future HG December 2020 contracts, expiring December 2020*	7,119,488	112	559,513	3.66
Total Open Futures Contracts*	$13,988,438	225	$1,398,575	9.14

	Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.52%, 7/23/2020	$500,000	$499,542	3.27
1.52%, 8/13/2020	500,000	499,100	3.26
1.53%, 8/20/2020	500,000	498,951	3.26
1.43%, 8/27/2020	300,000	299,330	1.96
Total United States Treasury Obligations		1,796,923	11.75

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Share Class, 0.10%#	860,369	860,369	5.63
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.15%#	11,470,780	11,470,780	75.00
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.10%#	910,294	910,294	5.95
Total United States Money Market Funds		13,241,443	86.58
Total Cash Equivalents		$15,038,366	98.33

#      Reflects the 7-day yield at June 30, 2020.

*      Collateral amounted to 698,699 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

United States Commodity Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(7,815,560)	$(12,381,741)	$(52,782,086)	$(15,732,746)
Change in unrealized gain (loss) on open commodity futures contracts	8,116,712	(8,139,194)	(380,387)	10,010,909
Realized gain (loss) on short-term investments	2,261,434	—	2,279,102	—
Dividend income	18,133	101,060	73,602	215,091
Interest income*	311,375	2,276,000	900,602	4,878,041
ETF transaction fees	1,050	8,400	5,600	12,600
Total Income (Loss)	$2,893,144	$(18,135,475)	$(49,903,567)	$(616,105)

Expenses
Management fees (Note 4)	$247,306	$789,497	$569,468	$1,701,916
Professional fees	72,934	159,343	113,959	323,597
Brokerage commissions	21,219	128,876	76,374	305,797
Directors’ fees and insurance	7,365	24,574	33,719	46,863
Total Expenses	$348,824	$1,102,290	$793,520	$2,378,173
Net Income (Loss)	$2,544,320	$(19,237,765)	$(50,697,087)	$(2,994,278)
Net Income (Loss) per share	$0.52	$(1.83)	$(10.23)	$(0.51)
Net Income (Loss) per weighted average share	$0.54	$(1.84)	$(10.41)	$(0.27)
Weighted average shares outstanding	4,747,802	10,451,099	4,870,055	11,189,779

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

United States Copper Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(577,374)	$(918,550)	$(720,437)	$(1,181,663)
Change in unrealized gain (loss) on open commodity futures contracts	2,803,813	(274,162)	1,052,325	1,161,938
Realized gain (loss) on short-term investments	—	42	—	42
Dividend income	2,787	7,298	5,345	14,377
Interest income*	13,315	72,351	41,422	132,009
ETF transaction fees	1,754	1,750	3,154	4,200
Total Income (Loss)	$2,244,295	$(1,111,271)	$381,809	$130,903

Expenses
Management fees (Note 4)	$16,759	$21,667	29,843	40,371
Professional fees	20,756	24,433	26,988	48,597
Brokerage commissions	1,930	2,338	2,568	3,847
Directors’ fees and insurance	386	583	940	1,144
Total Expenses	39,831	49,021	60,339	93,959
Expense waiver (Note 4)	(19,204)	(22,353)	(23,609)	(44,271)
Net Expenses	$20,627	$26,668	$36,730	$49,688
Net Income (Loss)	$2,223,668	$(1,137,939)	$345,079	$81,215
Net Income (Loss) per share	$3.03	$(1.37)	$(0.55)	$0.55
Net Income (Loss) per weighted average share	$3.26	$(1.49)	$0.58	$0.11
Weighted average shares outstanding	682,967	765,934	595,330	716,022

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the three and six months ended June 30, 2020* and the period ended June 30, 2019*

USCF Crescent Crypto Index Fund

	Three months ended	Six months ended	Period ended
	June 30, 2020*	June 30, 2020*	June 30, 2019*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$—	$—	$—
Change in unrealized gain (loss) on open commodity futures contracts	—	—	—
Realized gain (loss) on short-term investments	—	—	—
Dividend income	—	—	—
Interest income	—	—	—
ETF transaction fees	—	—	—
Total Income (Loss)	$—	$—	$—

Expenses
Management fees (Note 4)	$—	$—	$—
Professional fees	—	—	—
Brokerage commissions	—	—	—
Directors' fees and insurance	—	—	—
Total Expenses	$—	$—	$—
Net Income (Loss)	$—	$—	$—
Net Income (Loss) per share	$—	$—	$—
Net Income (Loss) per weighted average share	$—	$—	$—
Weighted average shares outstanding	—	—	—

*     The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(8,392,934)	$(13,300,291)	$(53,502,523)	$(16,914,409)
Change in unrealized gain (loss) on open commodity futures contracts	10,920,525	(8,413,356)	671,938	11,172,847
Realized gain (loss) on short-term investments	2,261,434	42	2,279,102	42
Dividend income	20,920	108,358	78,947	229,468
Interest income*	324,690	2,348,351	942,024	5,010,050
ETF transaction fees	2,804	10,150	8,754	16,800
Total Income (Loss)	$5,137,439	$(19,246,746)	$(49,521,758)	$(485,202)

Expenses
Management fees (Note 4)	$264,065	$811,164	$599,311	$1,742,287
Professional fees	93,690	183,776	140,947	372,194
Brokerage commissions	23,149	131,214	78,942	309,644
Directors’ fees and insurance	7,751	25,157	34,659	48,007
Total Expenses	388,655	1,151,311	853,859	2,472,132
Expense waiver (Note 4)	(19,204)	(22,353)	(23,609)	(44,271)
Net Expenses	$369,451	$1,128,958	$830,250	$2,427,861
Net Income (Loss)	$4,767,988	$(20,375,704)	$(50,352,008)	$(2,913,063)

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three and six months ended June 30, 2020 and 2019

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balances at beginning of period	$120,168,967	$438,572,099	$189,895,482	$463,042,508
Addition of 200,000, –, 350,000 and – shares, respectively	5,127,140	—	10,549,302	—
Redemption of (50,000), (1,850,000), (750,000) and (2,900,000) shares, respectively	(1,291,687)	(69,900,892)	(23,198,957)	(110,614,788)
Net income (loss)	2,544,320	(19,237,765)	(50,697,087)	(2,994,278)

Balances at end of period	$126,548,740	$349,433,442	$126,548,740	$349,433,442

*   Sponsors' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three and six months ended June 30, 2020 and 2019

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balances at beginning of period	$8,373,205	$16,523,959	$7,015,377	$11,504,895
Addition of 350,000, 50,000, 550,000 and 350,000 shares, respectively	5,391,851	877,151	8,628,268	6,328,250
Redemption of (50,000), (300,000), (50,000) and (400,000) shares, respectively	(694,752)	(5,221,986)	(694,752)	(6,873,175)
Net income (loss)	2,223,668	(1,137,939)	345,079	81,215

Balances at end of period	$15,293,972	$11,041,185	$15,293,972	$11,041,185

*   Sponsors' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three and six months ended June 30, 2020 and the period ended June 30, 2019**

USCF Crescent Crypto Index Fund

	Sponsor*
	Three months ended	Six months ended	Period ended
	June 30, 2020**	June 30, 2020**	June 30, 2019**
Balances at beginning of period	$1,000	$1,000	$—
Addition of –, – and – shares, respectively	—	—	1,000
Redemption of –, – and – shares, respectively	(1,000)	(1,000)	—
Net income (loss)	—	—	—

Balances at end of period	$—	$—	$1,000

*      Shareholders' shares outstanding and capital for the periods presented were zero.

**    As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three and six months ended June 30, 2020 and 2019

United States Commodity Index Funds Trust

	Shareholders*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balances at beginning of period	$128,543,172	$455,096,058	$196,911,859	$474,547,403
Addition of 550,000, 50,000, 900,000 and 350,000 shares, respectively	10,518,991	878,151	19,177,570	6,329,250
Redemption of (100,000), (2,150,000), (800,000) and (3,300,000) shares, respectively	(1,987,439)	(75,122,878)	(23,894,709)	(117,487,963)
Net income (loss)	4,767,988	(20,375,704)	(50,352,008)	(2,913,063)

Balances at end of period	$141,842,712	$360,475,627	$141,842,712	$360,475,627

* Sponsors' shares outstanding and capital for the periods ending June 30, 2019 were zero and $1,000, respectively. Sponsors’ shares outstanding and capital for the periods ending June 30, 2020 were zero and $-, respectively.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2020 and 2019

United States Commodity Index Fund

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(50,697,087)	$(2,994,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	380,387	(10,010,909)
(Increase) decrease in dividends receivable	17,523	(13,381)
(Increase) decrease in interest receivable	—	3,459
(Increase) decrease in prepaid insurance*	3,991	(23,268)
(Increase) decrease in ETF transaction fees receivable	350	—
Increase (decrease) in payable due to Broker	283,894	—
Increase (decrease) in Management fees payable	(59,909)	(98,246)
Increase (decrease) in professional fees payable	(322,705)	(205,305)
Increase (decrease) in brokerage commissions payable	(29,850)	—
Increase (decrease) in directors' fees payable*	(6,885)	—
Net cash provided by (used in) operating activities	(50,430,291)	(13,341,928)

Cash Flows from Financing Activities:
Addition of shares	10,549,302	—
Redemption of shares	(25,042,657)	(110,614,788)
Net cash provided by (used in) financing activities	(14,493,355)	(110,614,788)

Net Increase (Decrease) in Cash and Cash Equivalents	(64,923,646)	(123,956,716)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	190,313,994	478,509,213
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$125,390,348	$354,552,497

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$114,398,499	$321,509,576
Equity in Trading Accounts:
Cash and cash equivalents	10,991,849	33,042,921
Total Cash, Cash Equivalents and Equity in Trading Accounts	$125,390,348	$354,552,497

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2020 and 2019

United States Copper Index Fund

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$345,079	$81,215
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in short-term investments	—	295,216
Change in unrealized (gain) loss on open commodity futures contracts	(1,052,325)	(1,161,938)
(Increase) decrease in receivable from sponsor	67,629	7,027
(Increase) decrease in dividends receivable	18	801
(Increase) decrease in interest receivable	125	221
(Increase) decrease in prepaid insurance*	(440)	(411)
(Increase) decrease in prepaid reimbursement	(23,609)	—
Increase (decrease) in payable due to Broker	717,366	12,001
Increase (decrease) in Management fees payable	2,307	(225)
Increase (decrease) in professional fees payable	(43,535)	(11,044)
Increase (decrease) in directors' fees payable*	(151)	(53)
Net cash provided by (used in) operating activities	12,464	(777,190)

Cash Flows from Financing Activities:
Addition of shares	8,628,268	6,328,250
Redemption of shares	(694,752)	(6,873,175)
Net cash provided by (used in) financing activities	7,933,516	(544,925)

Net Increase (Decrease) in Cash and Cash Equivalents	7,945,980	(1,322,115)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	7,098,904	12,116,244
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$15,044,884	$10,794,129

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$14,346,185	$10,198,319
Equity in Trading Accounts:
Cash and cash equivalents	698,699	595,810
Total Cash, Cash Equivalents and Equity in Trading Accounts	$15,044,884	$10,794,129

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2020 and 2019*

USCF Crescent Crypto Index Fund

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019*
Cash Flows from Financing Activities:
Addition of shares	$—	$1,000
Redemption of shares	(1,000)	—
Net cash provided by (used in) financing activities	(1,000)	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	(1,000)	1,000

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,000	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$—	$1,000

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$—	$1,000
Equity in Trading Accounts:
Cash and cash equivalents	—	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$—	$1,000

*     The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2020 and 2019

United States Commodity Index Funds Trust

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(50,352,008)	$(2,913,063)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in short-term investments	—	295,216
Change in unrealized (gain) loss on open commodity futures contracts	(671,938)	(11,172,847)
(Increase) decrease in receivable from sponsor	67,629	7,027
(Increase) decrease in dividends receivable	17,541	(12,580)
(Increase) decrease in interest receivable	125	3,680
(Increase) decrease in prepaid insurance*	3,551	(23,679)
(Increase) decrease in prepaid reimbursement	(23,609)	—
(Increase) decrease in ETF transaction fees receivable	350	—
Increase (decrease) in payable due to Broker	1,001,260	12,001
Increase (decrease) in Management fees payable	(57,602)	(98,471)
Increase (decrease) in professional fees payable	(366,240)	(216,349)
Increase (decrease) in brokerage commissions payable	(29,850)	—
Increase (decrease) in directors' fees payable*	(7,036)	(53)
Net cash provided by (used in) operating activities	(50,417,827)	(14,119,118)

Cash Flows from Financing Activities:
Addition of shares	19,177,570	6,329,250
Redemption of shares	(25,738,409)	(117,487,963)
Net cash provided by (used in) financing activities	(6,560,839)	(111,158,713)

Net Increase (Decrease) in Cash and Cash Equivalents	(56,978,666)	(125,277,831)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	197,413,898	490,625,457
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$140,435,232	$365,347,626

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$128,744,684	$331,708,895
Equity in Trading Accounts:
Cash and cash equivalents	11,690,548	33,638,731
Total Cash, Cash Equivalents and Equity in Trading Accounts	$140,435,232	$365,347,626

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended June 30, 2020 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, and the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. A new series of the Trust, the USCF Crescent Crypto Index Fund (“XBET”) was formed on May 7, 2019. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020. Additional series of the Trust include: the United States Agriculture Index Fund (“USAG”), which was liquidated on September 12, 2018 and distributed cash pro rata to all remaining shareholders, and the USCF Canadian Crude Oil Index Fund (“UCCO”), which never commenced operations and was terminated as a series on May 8, 2019.

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

The Trust financial statements included its respective series of funds financial statements including USCI, CPER and XBET through June 30, 2020.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2020 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of June 30, 2020, USCF held 5 shares of USCI and 40 shares of CPER.

Offering Costs

Offering costs incurred in connect ion with the registration of shares prior to the commencement of the offering are borne by USCF. Offering costs incurred in connect ion with the registration of additional shares after the commencement of the offering are borne by each Trust Series. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. Costs borne by the Trust Series after the commencement of an offering are accounted for as a deferred charge and t hereafter amortized to expense over twelve months on a straight -line basis or a shorter period if warranted.

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

A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020. On March 31, 2018, USCF contributed $1,000 to UCCO, which was deemed an initial capital contribution to the series, and has since been redeemed. UCCO never commenced operations and  was terminated as a series on May 8, 2019. Further, on May 8, 2019, USCF contributed $1,000 to XBET in exchange for 20 Sponsor Shares of the series, which was deemed an initial capital contribution to the series. As of June 25, 2020 the Fund had withdrawn its registration.

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

USCI’s shares began trading on August 10, 2010. As of June 30, 2020, USCI held 535 Futures Contracts on the NYMEX, held 1,580 Futures Contracts on the ICE Futures, held 727 Futures Contracts on the CBOT, held 130 Futures Contracts on the CME, held 944 Futures Contracts on the LME and held 282 Futures Contracts on the COMEX, totaling 4,198 futures contracts.

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “SCI”), plus interest earned on CPER’s collateral holdings, less CPER’s expenses. USCF does not intend to operate CPER in a fashion such that its per share NAV will equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts (as defined below) that comprise the SCI or the prices of any particular group of Futures Contracts. CPER will not seek to achieve a stated investment objective over a period of time greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Copper-Related Investments (as defined below). The SCI is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts. The SCI is owned and maintained by SHIM and calculated and published by the NYSE Arca. The SCI is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.

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

CPER’s shares began trading on November 15, 2011. As of June 30, 2020, CPER held 225 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the six months ended June 30, 2020 and 2019, none of the Trust Series incurred any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $574,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2020 is estimated to be a total of $30,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2020 is estimated to be a total of $5,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $350,000 for the year ending December 31, 2020 for USCI and $70,000 for the year ending December 31, 2020 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF pays certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2020, USCF waived $(23,609) of expenses for CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business ("BNY Mellon"), to provide USO and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the "BNY Mellon Agreements"), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

Brown Brothers Harriman and Co. ("BBH&Co.") previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for USO and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to USO and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

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

USCI

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Total commissions accrued to brokers	$76,374	$305,797
Total commissions as annualized percentage of average total net assets	0.11%	0.14%
Commissions accrued as a result of rebalancing	$73,525	$295,457
Percentage of commissions accrued as a result of rebalancing	96.27%	96.62%
Commissions accrued as a result of creation and redemption activity	$2,849	$10,340
Percentage of commissions accrued as a result of creation and redemption activity	3.73%	3.38%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a lower number of contracts held and traded.

CPER

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Total commissions accrued to brokers	$2,568	$3,847
Total commissions as annualized percentage of average total net assets	0.06%	0.06%
Commissions accrued as a result of rebalancing	$2,306	$3,378
Percentage of commissions accrued as a result of rebalancing	89.79%	87.81%
Commissions accrued as a result of creation and redemption activity	$262	$469
Percentage of commissions accrued as a result of creation and redemption activity	10.21%	12.19%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a lower number of contracts traded.

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

All of the futures contracts held by each Trust Series through June 30, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on the Funds and reflect the consequences as appropriate in the Funds' accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Funds and their investments.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2020 and December 31, 2019, USCI held investments in money market funds in the amounts of $69,404,291 and $19,500,000, respectively. As of June 30, 2020 and December 31, 2019, CPER held investments in money market funds in the amounts of $13,241,443 and $620,000, respectively. Each Trust Series also holds cash deposits with its custodian. As of June 30, 2020 and December 31, 2019, USCI held cash deposits and investments in Treasuries in the amounts of $55,986,057 and $170,813,994, respectively, with the custodian and FCMs. As of June 30, 2020 and December 31, 2019, CPER held cash deposits and investments in Treasuries in the amounts of $1,803,441 and $6,478,904, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	Three Months Ended	Three Months Ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$26.12	$38.81	$36.87	$37.49
Total income (loss)	0.59	(1.72)	(10.07)	(0.30)
Total expenses	(0.07)	(0.11)	(0.16)	(0.21)
Net increase (decrease) in net asset value	0.52	(1.83)	(10.23)	(0.51)
Net asset value, end of period	$26.64	$36.98	$26.64	$36.98

Total Return	1.99%	(4.72)%	(27.75)%	(1.36)%

Ratios to Average Net Assets
Total income (loss)	2.33%	(4.58)%	(34.86)%	(0.14)%
Management fees*	0.80%	0.81%	0.80%	0.80%
Expenses excluding management fees*	0.33%	0.32%	0.31%	0.32%
Net income (loss)	2.05%	(4.86)%	(35.42)%	(0.70)%

*      Annualized.

CPER

	Three Months Ended	Three Months Ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$13.96	$18.36	$17.54	$16.44
Total income (loss)	3.06	(1.33)	(0.49)	0.62
Total expenses	(0.03)	(0.04)	(0.06)	(0.07)
Net increase (decrease) in net asset value	3.03	(1.37)	(0.55)	0.55
Net asset value, end of period	$16.99	$16.99	$16.99	$16.99

Total Return	21.70%	(7.46)%	(3.14)%	3.35%

Ratios to Average Net Assets
Total income (loss)	21.64%	(8.31)%	4.14%	1.05%
Management fees*	0.65%†	0.66%†	0.65%†	0.65%†
Total expenses excluding management fees*	0.89%	0.83%	0.66%	0.86%
Expense waived*	(0.74) %†	(0.68) %†	(0.51) %†	(0.71) %†
Net expense excluding management fees*	0.15%	0.15%	0.15%	0.15%
Net income (loss)	21.44%	(8.51)%	3.73%	0.65%

*      Annualized.

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

The following table summarizes the valuation of USCI’s securities at June 30, 2020 using the fair value hierarchy:

At June 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$125,360,268	$125,360,268	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	870,675	870,675	—	—
Foreign Contracts	887,806	887,806	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$188,989,355	$188,989,355	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(2,381,779)	(2,381,779)	—	—
United States Contracts	4,520,647	4,520,647	—	—

The following table summarizes the valuation of CPER’s securities at June 30, 2020 using the fair value hierarchy:

At June 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$15,038,366	$15,038,366	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,398,575	1,398,575	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$7,096,018	$7,096,018	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	346,250	346,250	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

Derivatives not	Condensed
Accounted for	Statements of	Fair Value at	Fair Value at
as Hedging	Financial	June 30,	December 31,
Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$1,758,481	$2,138,868

Fair Value of Derivative Instruments Held by CPER

Derivatives not	Condensed
Accounted for	Statements of	Fair Value at	Fair Value at
as Hedging	Financial	June 30,	December 31,
Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$1,398,575	$346,250

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the six months ended		For the six months ended
		June 30, 2020		June 30, 2019
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss) in	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(52,782,086)		$(15,732,746)

	Change in unrealized gain (loss) on open positions		$(380,387)		$10,019,909

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the six months ended		For the six months ended
		June 30, 2020		June 30, 2019
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(720,437)		$(1,181,663)

	Change in unrealized gain (loss) on open positions		$1,052,325		$1,161,938

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

NOTE 10 — SUBSEQUENT EVENTS

The Trust and each Trust Series have performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments other than the following:

USCF was named as a defendant in a putative stockholder class action on July 10, 2020 by Momo Wang, individually and on behalf of others similarly situated, against defendants United States Oil Fund, LP (“USO”), USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Market Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The putative class action complaint alleged that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The plaintiff alleged that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy.  The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed effective August 4, 2020.

USCF was named as a defendant in a purported stockholder class action on July 31, 2020 by Moshe Ephrati, individually and on behalf of others similarly situated, against defendants USCF, USO, John P. Love and Stuart P. Crumbaugh. The stockholder class action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06010.

The putative class action complaint alleges that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial. Since this stockholder class action makes the same substantive claims made against the same defendants in the stockholder class action commenced by Robert Lucas on June 19, 2020, which is summarized above in “Part II. Other Information  - Item 1. Legal Proceedings,” and is also pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740, it is expected that these two stockholder class actions will be consolidated.  The defendants intend to vigorously contest the claims and move for their dismissal.

USCF may have additional actions filed against it based on similar allegations as those that were made in the putative class actions that have been reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Commodity Index Funds Trust (the “Trust”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.The Trust believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; significant market volatility in the commodities markets and futures markets attributable to the COVID-19 pandemic, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on USO's business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements,which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

The United States Commodity Index Fund (“USCI”) and the United States Copper Index Fund (“CPER”) are each a commodity pool that issues shares representing fractional undivided beneficial interests in USCI and CPER, respectively (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USCI and CPER are collectively referred to herein as the “Trust Series.” The Trust Series are series of the United States Commodity Funds Index Trust, a Delaware statutory trust formed on December 21, 2009 (the “Trust”). A new series of the Trust, the USCF Crescent Crypto Index Fund (“XBET”) was formed on May 7, 2019. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020. Additional series of the Trust include: the United States Agriculture Index Fund (“USAG”), which was liquidated on September 12, 2018 and distributed cash pro rata to all remaining shareholders. The Trust and each of its series operate pursuant to the Trust’s Fourth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated December 15, 2017. Wilmington Trust Company (the “Trustee”), a Delaware banking corporation, is the Delaware trustee of the Trust. The Trust and each of its series are managed and controlled by United States Commodity Funds LLC (“USCF”).

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

USCI shares began trading on August 10, 2010. As of June 30, 2020, USCI held 535 Futures Contracts on the NYMEX, held 1,580 Futures Contracts on the ICE Futures, held 727 Futures Contracts on the CBOT, held 130 Futures Contracts on the CME, held 944 Futures Contracts on the LME and held 282 Futures Contracts on the COMEX, totaling  4,198 futures contracts.

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

CPER’s shares began trading on November 15, 2011. As of June 30, 2020, CPER held 225 Futures Contracts on the COMEX.

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

As of June 30, 2020, USCI held 535 Futures Contracts on the NYMEX, held 1,580 Futures Contracts on the ICE Futures, held 727 Futures Contracts on the CBOT, held 130 Futures Contracts on the CME, held 944 Futures Contracts on the LME and held 282 Futures Contracts on the COMEX, totaling 4,198 futures contracts. As of June 30, 2020, CPER held 225 Futures Contracts on the COMEX. For the six months ended June 30, 2020, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the six months ended June 30, 2020, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

Commodity Markets

Commodity Futures Price Movements

Six Months Ended June 30,2020

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward/downward trend during the six months ended June 30, 2020. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	(27.87)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	(36.31)%
Bloomberg Commodity Index Total Return(2)	(19.40)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(22.72)%

(1)The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)Source: Bloomberg

The value of the SDCI as of December 31, 2019 was $1,219.05. As of June 30, 2020, the value of the SDCI was $879.29, down approximately (27.87)% over the six months ended June 30, 2020.

The return of approximately (27.87)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $36.87 and ended the period at $26.64 on June 30, 2020, a decrease of approximately (27.75)% over the period. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USCI's per share NAV.

Copper Markets

Copper Futures Price Movements

Six Months Ended June 30, 2020

As measured by the two major copper indexes, copper futures prices exhibited a mostly upward/downward trend during the six months ended June 30, 2020. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM (“SCI”)(1)	(2.77)%
Bloomberg Copper Subindex Total Return(2)	(3.48)%

(1)The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)Source: Bloomberg

The value of the SCI as of December 31, 2019 was $905.32. As of June 30, 2020, the value of the SCI was $880.23, down approximately (2.77)% over the six months ended June 30, 2020.

The return of approximately (2.77)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $17.54 and ended the period at $16.99 on June 30, 2020, a decrease of approximately (3.14)% over the period. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect CPER's per share NAV.

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

As of June 30, 2020, there were 14,600,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, USAG and CPER were designated as additional series of the Trust. Following the designation of the additional series, USCF made an initial capital contribution to the Trust. On November 10, 2010, the Trust transferred $1,000 to each of USAG and CPER, which was deemed a capital contribution to each series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market. On April 13, 2012, USCF received 40 Sponsor Shares of USAG in exchange for the previously received capital contribution, representing a beneficial interest in USAG. On June 28, 2012, USCF redeemed the 40 Sponsor Shares of USAG and on October 3, 2012, purchased 5 shares of USAG on the open market. USCF redeemed all Sponsor Shares of USAG on September 7, 2018. On September 7, 2018, at the close of markets, USAG ceased all trading and all of USAG’s assets were liquidated on September 12, 2018 and distributed cash pro rata to all remaining shareholders. Further, on May 8, 2019, USCF contributed $1,000 to XBET in exchange for 20 Sponsor Shares of the series, which was deemed an initial capital contribution to the series. As of June 25, 2020, the Fund had withdrawn its registration.

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

As of June 30, 2020, CPER had issued 2,650,000 shares, 900,000 of which were outstanding. As of June 30, 2020, there were 27,350,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2020, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

USCI

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$143,149,422	$429,005,158
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$974,204	$5,093,132
Annualized yield based on average daily total net assets	1.37%	2.39%
Management fee	$569,468	$1,701,916
Total fees and other expenses excluding management fees	$224,052	$676,257
Total commissions accrued to brokers	$76,374	$305,797
Total commissions as annualized percentage of average total net assets	0.11%	0.14%
Commissions accrued as a result of rebalancing	$73,525	$295,457
Percentage of commissions accrued as a result of rebalancing	96.27%	96.62%
Commissions accrued as a result of creation and redemption activity	$2,849	$10,340
Percentage of commissions accrued as a result of creation and redemption activity	3.73%	3.38%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 was due primarily to a decrease in total commissions accrued to brokers and reporting fees.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

USCI

	Three months ended	Three months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$124,332,532	$395,833,318
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$329,508	$2,377,060
Annualized yield based on average daily total net assets	1.07%	2.41%
Management fee	$247,306	$789,497
Total fees and other expenses excluding management fees	$101,518	$312,793
Total commissions accrued to brokers	$21,219	$128,876
Total commissions as annualized percentage of average total net assets	0.07%	0.13%
Commissions accrued as a result of rebalancing	$20,735	$122,112
Percentage of commissions accrued as a result of rebalancing	97.72%	94.75%
Commissions accrued as a result of creation and redemption activity	$484	$6,764
Percentage of commissions accrued as a result of creation and redemption activity	2.28%	5.25%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was due primarily to a decrease in total commissions accrued to brokers.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

CPER

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$9,232,998	$12,524,641
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$46,767	$146,386
Annualized yield based on average daily total net assets	1.02%	2.36%
Management fee	$29,843	$40,371
Total fees and other expenses excluding management fees	$30,496	$53,588
Total amount of the expense waiver	$23,609	$44,271
Expenses before the allowance of the expense waiver	$60,339	$93,959
Expenses after the allowance of the expense waiver	$36,730	$49,688
Total commissions accrued to brokers	$2,568	$3,847
Total commissions as annualized percentage of average total net assets	0.06%	0.06%
Commissions accrued as a result of rebalancing	$2,306	$3,378
Percentage of commissions accrued as a result of rebalancing	89.79%	87.81%
Commissions accrued as a result of creation and redemption activity	$262	$469
Percentage of commissions accrued as a result of creation and redemption activity	10.21%	12.19%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 was due primarily to a decrease in reporting fees.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

CPER

	Three months ended	Three months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$10,369,875	$13,370,184
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$16,102	$79,649
Annualized yield based on average daily total net assets	0.62%	2.39%
Management fee	$16,759	$21,667
Total fees and other expenses excluding management fees	$23,072	$27,354
Total amount of the expense waiver	$19,204	$22,353
Expenses before the allowance of the expense waiver	$39,831	$49,021
Expenses after the allowance of the expense waiver	$20,627	$26,668
Total commissions accrued to brokers	$1,930	$2,338
Total commissions as annualized percentage of average total net assets	0.07%	0.07%
Commissions accrued as a result of rebalancing	$1,766	$2,092
Percentage of commissions accrued as a result of rebalancing	91.50%	89.48%
Commissions accrued as a result of creation and redemption activity	$164	$246
Percentage of commissions accrued as a result of creation and redemption activity	8.50%	10.52%

Portfolio Expenses. CPER's expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that CPER pays to USCF is calculated as a percentage of the total net assets of CPER. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was due primarily to a decrease in reporting fees.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended June 30, 2020, the simple average daily change in the SDCI was 0.028%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.024%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (12.22)%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal. This measurement is based on the relative movement in the benchmark. On a daily basis, USCI is tracking very close to its benchmark. However, large tracking variances can occur when there is a small movement in the benchmark but the difference in the NAV is equal to $0.01. This results in magnification of a small difference.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to June 30, 2020, the simple average daily change in the SDCI was (0.017)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.022)%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.19)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended June 30, 2020. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended June 30, 2020.

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

For the six months ended June 30, 2020, the actual total return of USCI as measured by changes in its per share NAV was (27.75)%. This is based on an initial per share NAV of $36.87 as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $26.64. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $26.59 as of June 30, 2020, for a total return over the relevant time period of (27.88)%. The difference between the actual per share NAV total return of USCI of (27.75)% and the expected total return based on the SDCI of (27.88)% was an error over the time period of 0.13%, which is to say that USCI’s actual total return outperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the six months ended June 30, 2019, the actual total return of USCI as measured by changes in its per share NAV was (1.36)%. This was based on an initial per share NAV of $37.49 as of December 31, 2018 and an ending per share NAV as of June 30, 2019 of $36.98. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $37.21 as of June 30, 2019, for a total return over the relevant time period of (0.75)%. The difference between the actual per share NAV total return of USCI of (1.36)% and the expected total return based on the SDCI of (0.75)% was an error over the time period of (0.61)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended June 30, 2020, the simple average daily change in the SCI was 0.410%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.414%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was 5.126%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. Large tracking variances can occur when there is a tiny movement in the benchmark resulting in magnification of small differences.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to June 30, 2020, the simple average daily change in the SCI was (0.006)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.010)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.36)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended June 30, 2020. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended June 30, 2020.

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

For the six months ended June 30, 2020, the actual total return of CPER as measured by changes in its per share NAV was (3.13)%. This is based on an initial per share NAV of $17.54 as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $16.99. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.05 as of June 30, 2020, for a total return over the relevant time period of (2.79)%. The difference between the actual per share NAV total return of CPER of (3.13)% and the expected total return based on the SCI of (2.79)% was an error over the time period of (0.34)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the six months ended June 30, 2019, the actual total return of CPER as measured by changes in its per share NAV was 3.35%. This was based on an initial per share NAV of $16.44 as of December 31, 2018 and an ending per share NAV as of June 30, 2019 of $16.99. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.09 as of June 30, 2019, for a total return over the relevant time period of 3.95%. The difference between the actual per share NAV total return of CPER of 3.35% and the expected total return based on the SCI of 3.95% was an error over the time period of (0.60)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series' ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series' attempt to track the Applicable Index.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2020. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series' NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index's total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the six months ended June 30, 2020, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2020, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of June 30, 2020.

SDCI Commodity Weights

as of June 30, 2020

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2010 through June 30, 2020.

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

Since the SDCI was launched on December 18, 2009, there is no actual performance history available prior to that date and there is only actual performance history of the SDCI from that date to the present. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, this data on the components and weighting is available for periods prior to December 18, 2009. The table below reflects how the SDCI would have performed from January 1, 2010 through June 30, 2020 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period

from January 1, 2010 through June 30, 2020

Year	Ending Level*	Annual Return
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1.219.05	(0.17)%
2020 (YTD)	879.29	(27.87)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/ 2010-6/30/2020 YTD)

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to June 30, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through June 30, 2020
			DB LCI
	BCOM TR	S&P GSCI TR	OY TR	SDCI
Total return	(10.31)%	(46.04)%	111.12%	290.76%
Average annualized return (total)	0.77%	0.24%	5.08%	7.36%
Annualized volatility	15.99%	23.41%	18.79%	15.09%
Annualized Sharpe ratio	(7.60)	(7.65)	15.81	34.56

The table immediately above shows the performance of the SDCI from December 31, 1997 through June 30, 2020 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2020; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2010 and June 30, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2010-6/30/2020)

Source: SHIM, Bloomberg

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2015-6/30/2020)

SDCI TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
120
100
80
60
40
20
-
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of June 30, 2020.

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2010 through June 30, 2020.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI prior to that date and the actual performance history is available from the date to the present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. As a result, this data on the components and weighting is available for periods prior to November 4, 2010. The table below reflects how the SCI would have performed from January 1, 2010 through June 30, 2020 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2010 through June 30, 2020

Year	Ending Level*	Annual Return
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,123.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020 (YTD)	880.23	(2.77)%

*The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2010-6/30/2020 YTD)

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through June 30, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through June 30, 2020
	BCOM	Spot Copper
	HG TR	(less storage)	SCI TR
Total return	270.72%	82.80%	462.09%
Average annualized return (total)	11.51%	7.91%	13.91%
Annualized volatility	25.93%	25.03%	25.40%
Annualized Sharpe ratio	0.45	0.33	0.55

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through June 30, 2020 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2020; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between March 31, 2010 and June 30, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (6/30/2010-6/30/2020)

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

Cost, and the Hypothetical Returns of the SCI TR (6/30/2015-6/30/2020)

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series' NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the six months ended June 30, 2020, the Trust Series' expenses did exceed the income earned in CPER but not USCI and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series' investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2020, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

Each Trust Series may terminate at any time, regardless of whether such Trust Series has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including the adjudication of incompetence, bankruptcy, dissolution, or removal of USCF as the general partner of the Trust Series could cause such Trust Series to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate the Trust Series. Such Trust Series' termination would cause the liquidation and potential loss of an investor's investment. Termination could also negatively affect the overall maturity and timing of an investor's investment portfolio.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series' assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series' assets related to foreign Futures Contracts trading. During the six months ended June 30, 2020, USCI did not make investments on any foreign exchanges. During the six months ended June 30, 2020, CPER did not make investments on any foreign exchanges.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2020, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $125,390,348 and $15,044,884, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCMs, as applicable, may be subject to loss should the Trust Series' custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2020, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the six months ended June 30, 2020, FCM fees were approximately 0.11% of average daily total net assets for USCI, and approximately 0.06% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust.

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

As of June 30, 2020, USCI's portfolio consisted of 3,839 long and 359 short Futures Contracts traded on the Futures Exchanges and CPER's portfolio consisted of 225 Futures Contracts traded on the COMEX. For a list of each of USCI's and CPER's current holdings, please see www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2020, no Trust Series had any OTC activities.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

USCF, as the sponsor of the Trust, Trust Series and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Except as described herein, it is not currently party to any material legal proceedings.

USCF was named as a defendant in a purported stockholder class action on June 19, 2020 by Robert Lucas, individually and on behalf of others similarly situated, against defendants USCF, United States Oil Fund, LP (“USO”), John P. Love and Stuart P. Crumbaugh. The stockholder class action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740.

The putative class action complaint alleges that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial.

The defendants intend to vigorously contest such claims and move for their dismissal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)None.

(b)Not applicable.

(c)USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 1 basket (comprising 50,000 shares) during the second quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2020:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/20 to 4/30/20	—	$—
5/1/20 to 5/31/20	50,000	$26.58
6/1/20 to 6/30/20	—	$—
Total	50,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 1 basket (comprising 50,000 shares) during the second quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2020:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/20 to 4/30/20	50,000	$13.90
5/1/20 to 5/31/20	—	$—
6/1/20 to 6/30/20	—	$—
Total	50,000

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 .INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 7, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 7, 2020