Form 10-Q
period 2020-09-30
United States Commodity Index Funds Trust
filed 2020-11-06
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of outstanding shares of each series of the registrant as of November 2, 2020 are included in the table below:

Number of Outstanding Shares as of
November 2, 2020
United States Commodity Index Fund	3,500,000
United States Copper Index Fund	1,450,000
Total	4,950,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at September 30, 2020 (Unaudited) and December 31, 2019	2-5

Condensed Schedule of Investments (Unaudited) at September 30, 2020	6-8

Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2020 and 2019	9-12

Condensed Statements of Changes in Capital (Unaudited) for the three and nine months ended September 30, 2020 and 2019	13-16

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019	17-20

Notes to (Unaudited) Condensed Financial Statements for the period ended September 30, 2020	21

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2020 (Unaudited) and December 31, 2019

United States Commodity Index Fund

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $98,495,028 and $163,036,680, respectively) (Notes 2 and 6)	$98,495,028	$163,036,680
Equity in trading accounts:
Cash and cash equivalents (at cost $3,408,539 and $27,277,314, respectively)	3,408,539	27,277,314
Unrealized gain (loss) on open commodity futures contracts	5,481,619	2,138,868
Dividends receivable	2,797	25,510
Prepaid insurance*	10,709	20,198
ETF transaction fees receivable	—	350

Total Assets	$107,398,692	$192,498,920

Liabilities and Capital
Payable for shares redeemed	$—	$1,843,700
Management fees payable (Note 4)	72,334	142,699
Professional fees payable	292,861	571,822
Brokerage commissions payable	3,955	33,805
Directors' fees payable*	1,422	11,412

Total Liabilities	370,572	2,603,438

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	107,028,120	189,895,482
Total Capital	107,028,120	189,895,482

Total Liabilities and Capital	$107,398,692	$192,498,920

Shares outstanding	3,600,000	5,150,000
Net asset value per share	$29.73	$36.87
Market value per share	$29.70	$36.90

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2020 (Unaudited) and December 31, 2019

United States Copper Index Fund

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $26,218,132 and $6,699,854, respectively) (Notes 2 and 6)	$26,218,132	$6,699,854
Equity in trading accounts:
Cash and cash equivalents (at cost $338,182 and $399,050, respectively)	338,182	399,050
Unrealized gain (loss) on open commodity futures contracts	1,610,888	346,250
Receivable from Sponsor (Note 4)	39,770	67,629
Dividends receivable	793	1,363
Interest receivable	—	125
Prepaid insurance*	460	253

Total Assets	$28,208,225	$7,514,524

Liabilities and Capital
Payable due to Broker	$—	$429,967
Management fees payable (Note 4)	15,926	4,647
Professional fees payable	40,457	64,311
Directors' fees payable*	360	222

Total Liabilities	56,743	499,147

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	28,151,482	7,015,377
Total Capital	28,151,482	7,015,377

Total Liabilities and Capital	$28,208,225	$7,514,524

Shares outstanding	1,500,000	400,000
Net asset value per share	$18.77	$17.54
Market value per share	$18.70	$17.54

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2020 (Unaudited) and December 31, 2019*

USCF Crescent Crypto Index Fund

	September 30, 2020*	December 30, 2019*
Assets
Cash (at cost $– and $1,000, respectively) (Notes 2 and 6)	$—	$1,000

Total Assets	$—	$1,000

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	$—	$1,000
Shareholders	—	—
Total Capital	—	1,000

Total Liabilities and Capital	$—	$1,000

*    The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2020 (Unaudited) and December 31, 2019

United States Commodity Index Funds Trust

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $124,713,160 and $169,737,534, respectively) (Notes 2 and 6)	$124,713,160	$169,737,534
Equity in trading accounts:
Cash and cash equivalents (at cost $3,746,721 and $27,676,364, respectively)	3,746,721	27,676,364
Unrealized gain (loss) on open commodity futures contracts	7,092,507	2,485,118
Receivable from Sponsor (Note 4)	39,770	67,629
Dividends receivable	3,590	26,873
Interest receivable	—	125
Prepaid insurance*	11,169	20,451
ETF transaction fees receivable	—	350

Total Assets	$135,606,917	$200,014,444

Liabilities and Capital
Payable due to Broker	$—	$429,967
Payable for shares redeemed	—	1,843,700
Management fees payable (Note 4)	88,260	147,346
Professional fees payable	333,318	636,133
Brokerage commissions payable	3,955	33,805
Directors' fees payable*	1,782	11,634

Total Liabilities	427,315	3,102,585

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	1,000
Shareholders	135,179,602	196,910,859
Total Capital	135,179,602	196,911,859

Total Liabilities and Capital	$135,606,917	$200,014,444

Shares Outstanding	5,100,000	5,550,000

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2020

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
	Notional	Number of	Open Commodity	% of Partners'
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX RBOB Gasoline Futures XB December 2020 contracts, expiring November 2020	$7,573,173	154	$(36,659)	(0.03)
CBOT Soybean Oil Futures BO December 2020 contracts, expiring December 2020	6,617,550	385	1,035,480	0.97
CME Lean Hogs Futures LH December 2020 contracts, expiring December 2020	7,476,669	295	(30,869)	(0.03)
CBOT Wheat Futures W December 2020 contracts, expiring December 2020	7,532,675	280	559,325	0.52
ICE Coffee C Futures December 2020 contracts, expiring December 2020	6,857,250	178	548,662	0.51
COMEX Copper Futures HG December 2020 contracts, expiring December 2020	7,454,775	102	278,100	0.26
COMEX Silver Futures SI December 2020 contracts, expiring December 2020	7,953,655	66	(200,635)	(0.19)
CME Cattle Feeder Futures FC January 2021 contracts, expiring January 2021	7,607,262	109	39,088	0.04
COMEX Gold 100 OZ Futures OZ February 2021 contracts, expiring February 2021	6,787,460	41	1,013,200	0.95
ICE Cotton No. 2 Futures CT March 2021 contracts, expiring March 2021	7,542,710	228	42,850	0.04
ICE Cocoa Futures CC March 2021 contracts, expiring March 2021	7,000,070	298	530,390	0.50
ICE Sugar#11 Futures SB May 2021 contracts, expiring April 2021	7,469,092	511	96,979	0.09
CBOT Soybean Meal Futures SM May 2021 contracts, expiring May 2021	7,606,550	231	122,710	0.11
CBOT Soybean Futures S November 2021 contracts, expiring November 2021	7,605,888	160	126,113	0.12
Foreign Contracts
LME Tin Futures LT October 2020 contracts, expiring October 2020	8,129,095	91	(183,431)	(0.17)
LME Nickel Futures LN December 2020 contracts, expiring December 2020	9,701,283	130	1,620,417	1.51
Open Commodity Futures Contracts – Short**
Foreign Contracts
LME Tin Futures LT October 2020 contracts, expiring October 2020*	(7,905,265)	91	(40,400)	(0.04)
LME Nickel Futures LN December 2020 contracts, expiring December 2020*	(11,282,000)	130	(39,701)	(0.03)
Total Open Futures Contracts*	$101,727,892	3,480	$5,481,619	5.13

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)(Continued)

At September 30, 2020

United States Commodity Index Fund

	Shares/Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.10%, 12/17/2020	$5,000,000	$4,998,984	4.67
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Share Class, 0.04%#	60,063,641	60,063,641	56.12
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.00%#	13,607,622	13,607,622	12.71
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.03%#	19,820,614	19,820,614	18.52
Total United States Money Market Funds		93,491,877	87.35
Total Cash Equivalents		$98,490,861	92.02

#      Reflects the 7-day yield at September 30, 2020.

*      Collateral amounted to $ 3,408,539 on open commodity futures contracts.

**   All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2020

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
	Notional	Number of	Open Commodity	% of Partners'
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG December 2020 contracts, expiring December 2020*	$26,591,363	372	$1,610,888	5.72

	Shares/Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.10%, 12/17/2020	$500,000	$499,898	1.78
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Share Class, 0.04%#	17,815,453	17,815,453	63.29
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.00%#	2,001,955	2,001,955	7.11
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.03%#	5,900,379	5,900,379	20.96
Total United States Money Market Funds		25,717,787	91.36
Total Cash Equivalents		$26,217,685	93.14

#      Reflects the 7-day yield at September 30, 2020.

*      Collateral amounted to $338,182 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

United States Commodity Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$11,808,620	$(12,236,395)	$(40,973,466)	$(27,969,141)
Change in unrealized gain (loss) on open commodity futures contracts	3,723,138	(21,772)	3,342,751	9,989,137
Realized gain (loss) on short-term investments	—	—	2,279,102	—
Dividend income	22,575	123,867	96,177	338,958
Interest income*	44,209	1,602,319	944,811	6,480,360
ETF transaction fees	2,450	8,400	8,050	21,000
Total Income (Loss)	$15,600,992	$(10,523,581)	$(34,302,575)	$(11,139,686)

Expenses
Management fees (Note 4)	$250,265	$621,049	$819,733	$2,322,965
Professional fees	54,226	75,905	168,185	399,502
Brokerage commissions	31,187	104,902	107,561	410,699
Directors' fees and insurance	7,287	31,881	41,006	78,744
Total Expenses	$342,965	$833,737	$1,136,485	$3,211,910
Net Income (Loss)	$15,258,027	$(11,357,318)	$(35,439,060)	$(14,351,596)
Net Income (Loss) per share	$3.09	$(1.14)	$(7.14)	$(1.65)
Net Income (Loss) per weighted average share	$3.56	$(1.32)	$(7.58)	$(1.39)
Weighted average shares outstanding	4,288,587	8,573,913	4,674,818	10,308,242

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

United States Copper Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$2,112,187	$(69,112)	$1,391,750	$(1,250,775)
Change in unrealized gain (loss) on open commodity futures contracts	212,313	(458,688)	1,264,638	703,250
Realized gain (loss) on short-term investments	—	17	—	59
Dividend income	4,378	5,782	9,723	20,159
Interest income*	3,095	47,289	44,517	179,298
ETF transaction fees	5,250	1,050	8,404	5,250
Total Income (Loss)	$2,337,223	$(473,662)	$2,719,032	$(342,759)

Expenses
Management fees (Note 4)	$41,253	$15,248	$71,096	$55,619
Professional fees	23,409	14,121	50,397	62,718
Brokerage commissions	1,672	945	4,240	4,792
Directors’ fees and insurance	599	599	1,539	1,743
Total Expenses	66,933	30,913	127,272	124,872
Expense waiver (Note 4)	(16,161)	(12,147)	(39,770)	(56,418)
Net Expenses	$50,772	$18,766	$87,502	$68,454
Net Income (Loss)	$2,286,451	$(492,428)	$2,631,530	$(411,213)
Net Income (Loss) per share	$1.78	$(0.83)	$1.23	$(0.28)
Net Income (Loss) per weighted average share	$1.65	$(0.87)	$3.06	$(0.62)
Weighted average shares outstanding	1,384,239	564,130	860,219	664,835

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the three and nine months ended September 30, 2020* and the period ended September 30, 2019*

USCF Crescent Crypto Index Fund

	Three months ended	Nine months ended	Period ended
	September 30, 2020*	September 30, 2020*	September 30, 2019*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$—	$—	$—
Change in unrealized gain (loss) on open commodity futures contracts	—	—	—
Realized gain (loss) on short-term investments	—	—	—
Dividend income	—	—	—
Interest income*	—	—	—
ETF transaction fees	—	—	—
Total Income (Loss)	$—	$—	$—

Expenses
Management fees (Note 4)	$—	$—	$—
Professional fees	—	—	—
Brokerage commissions	—	—	—
Directors' fees and insurance	—	—	—
Total Expenses	$—	$—	$—
Net Income (Loss)	$—	$—	$—
Net Income (Loss) per share	$—	$—	$—
Net Income (Loss) per weighted average share	$—	$—	$—
Weighted average shares outstanding	—	—	—

*     The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$13,920,807	$(12,305,507)	$(39,581,716)	$(29,219,916)
Change in unrealized gain (loss) on open commodity futures contracts	3,935,451	(480,460)	4,607,389	10,692,387
Realized gain (loss) on short-term investments	—	17	2,279,102	59
Dividend income	26,953	129,649	105,900	359,117
Interest income*	47,304	1,649,608	989,328	6,659,658
ETF transaction fees	7,700	9,450	16,454	26,250
Total Income (Loss)	$17,938,215	$(10,997,243)	$(31,583,543)	$(11,482,445)

Expenses
Management fees (Note 4)	$291,518	$636,297	$890,829	$2,378,584
Professional fees	77,635	90,026	218,582	462,220
Brokerage commissions	32,859	105,847	111,801	415,491
Directors’ fees and insurance	7,886	32,480	42,545	80,487
Total Expenses	409,898	864,650	1,263,757	3,336,782
Expense waiver (Note 4)	(16,161)	(12,147)	(39,770)	(56,418)
Net Expenses	$393,737	$852,503	$1,223,987	$3,280,364
Net Income (Loss)	$17,544,478	$(11,849,746)	$(32,807,530)	$(14,762,809)

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balances at beginning of period	$126,548,740	$349,433,442	$189,895,482	$463,042,508
Addition of 300,000, –, 650,000 and – shares, respectively	8,105,031	—	18,654,333	—
Redemption of (1,450,000), (2,500,000), (2,200,000) and (5,400,000) shares, respectively	(42,883,678)	(89,018,908)	(66,082,635)	(199,633,696)
Net income (loss)	15,258,027	(11,357,318)	(35,439,060)	(14,351,596)

Balances at end of period	$107,028,120	$249,057,216	$107,028,120	$249,057,216

*   Sponsors' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balances at beginning of period	$15,293,972	$11,041,185	$7,015,377	$11,504,895
Addition of 1,200,000, –, 1,750,000 and 350,000 shares, respectively	21,609,433	—	30,237,701	6,328,250
Redemption of (600,000), (200,000), (650,000) and (600,000) shares, respectively	(11,038,374)	(3,274,511)	(11,733,126)	(10,147,686)
Net income (loss)	2,286,451	(492,428)	2,631,530	(411,213)

Balances at end of period	$28,151,482	$7,274,246	$28,151,482	$7,274,246

*   Sponsors' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2020 and the period ended September 30, 2019**

USCF Crescent Crypto Index Fund

	Sponsor*
	Three months ended	Nine months ended	Period ended
	September 30, 2020**	September 30, 2020**	September 30, 2019**
Balances at beginning of period	$—	$1,000	$—
Addition of –, – and – shares, respectively	—	—	1,000
Redemption of –, – and – shares, respectively	—	(1,000)	—
Net income (loss)	—	—	—

Balances at end of period	$—	$—	$1,000

*     Shareholders' shares outstanding and capital for the periods presented were zero.

**  The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

United States Commodity Index Funds Trust

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balances at beginning of period	$141,842,712	$360,475,627	$196,911,859	$474,547,403
Addition of 1,500,000, –, 2,400,000 and 350,000 shares, respectively	29,714,464	—	48,892,034	6,329,250
Redemption of (2,050,000), (2,700,000), (2,850,000) and (6,000,000) shares, respectively	(53,922,052)	(92,293,419)	(77,816,761)	(209,781,382)
Net income (loss)	17,544,478	(11,849,746)	(32,807,530)	(14,762,809)

Balances at end of period	$135,179,602	$256,332,462	$135,179,602	$256,332,462

* Sponsors' shares outstanding and capital for the periods ending September 30, 2019 were zero and $1,000, respectively. Sponsors’ shares outstanding and capital for the periods ending September 30, 2020 were zero and $-, respectively.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019

United States Commodity Index Fund

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(35,439,060)	$(14,351,596)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(3,342,751)	(9,989,137)
(Increase) decrease in dividends receivable	22,713	(32,998)
(Increase) decrease in interest receivable	—	4,224
(Increase) decrease in prepaid insurance*	9,489	392
(Increase) decrease in ETF transaction fees receivable	350	(350)
Increase (decrease) in payable due to Broker	—	—
Increase (decrease) in Management fees payable	(70,365)	(189,733)
Increase (decrease) in professional fees payable	(278,961)	(105,495)
Increase (decrease) in brokerage commissions payable	(29,850)	—
Increase (decrease) in directors' fees payable*	(9,990)	(5,159)
Net cash provided by (used in) operating activities	(39,138,425)	(24,669,852)

Cash Flows from Financing Activities:
Addition of shares	18,654,333	—
Redemption of shares	(67,926,335)	(197,824,091)
Net cash provided by (used in) financing activities	(49,272,002)	(197,824,091)

Net Increase (Decrease) in Cash and Cash Equivalents	(88,410,427)	(222,493,943)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	190,313,994	478,509,213
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$101,903,567	$256,015,270

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$98,495,028	$228,152,103
Equity in Trading Accounts:
Cash and cash equivalents	3,408,539	27,863,167
Total Cash, Cash Equivalents and Equity in Trading Accounts	$101,903,567	$256,015,270

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019

United States Copper Index Fund

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$2,631,530	$(411,213)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in short-term investments	—	295,216
Change in unrealized (gain) loss on open commodity futures contracts	(1,264,638)	(703,250)
(Increase) decrease in receivable from Sponsor	27,859	(5,119)
(Increase) decrease in dividends receivable	570	483
(Increase) decrease in interest receivable	125	221
(Increase) decrease in prepaid insurance*	(207)	(309)
Increase (decrease) in payable due to Broker	(429,967)	—
Increase (decrease) in Management fees payable	11,279	(2,104)
Increase (decrease) in professional fees payable	(23,854)	3,076
Increase (decrease) in directors' fees payable*	138	(7)
Net cash provided by (used in) operating activities	952,835	(823,006)

Cash Flows from Financing Activities:
Addition of shares	30,237,701	6,328,250
Redemption of shares	(11,733,126)	(10,147,686)
Net cash provided by (used in) financing activities	18,504,575	(3,819,436)

Net Increase (Decrease) in Cash and Cash Equivalents	19,457,410	(4,642,442)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	7,098,904	12,116,244
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$26,556,314	$7,473,802

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$26,218,132	$6,669,453
Equity in Trading Accounts:
Cash and cash equivalents	338,182	804,349
Total Cash, Cash Equivalents and Equity in Trading Accounts	$26,556,314	$7,473,802

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019*

USCF Crescent Crypto Index Fund

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019*
Cash Flows from Financing Activities:
Addition of shares	$—	$1,000
Redemption of shares	(1,000)	—
Net cash provided by (used in) financing activities	(1,000)	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	(1,000)	1,000

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,000	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$—	$1,000

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$—	$1,000
Equity in Trading Accounts:
Cash and cash equivalents	—	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$—	$1,000

*     The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019

United States Commodity Index Funds Trust

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(32,807,530)	$(14,762,809)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in short-term investments	—	295,216
Change in unrealized (gain) loss on open commodity futures contracts	(4,607,389)	(10,692,387)
(Increase) decrease in receivable from Sponsor	27,859	(5,119)
(Increase) decrease in dividends receivable	23,283	(32,515)
(Increase) decrease in interest receivable	125	4,445
(Increase) decrease in prepaid insurance*	9,282	83
(Increase) decrease in ETF transaction fees receivable	350	(350)
Increase (decrease) in payable due to Broker	(429,967)	—
Increase (decrease) in Management fees payable	(59,086)	(191,837)
Increase (decrease) in professional fees payable	(302,815)	(102,419)
Increase (decrease) in brokerage commissions payable	(29,850)	—
Increase (decrease) in directors' fees payable*	(9,852)	(5,166)
Increase decrease in registration fees payable	—	—
Net cash provided by (used in) operating activities	(38,185,590)	(25,492,858)

Cash Flows from Financing Activities:
Addition of shares	48,892,034	6,329,250
Redemption of shares	(79,660,461)	(207,971,777)
Net cash provided by (used in) financing activities	(30,768,427)	(201,642,527)

Net Increase (Decrease) in Cash and Cash Equivalents	(68,954,017)	(227,135,385)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	197,413,898	490,625,457
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$128,459,881	$263,490,072

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$124,713,160	$234,822,556
Equity in Trading Accounts:
Cash and cash equivalents	3,746,721	28,667,516
Total Cash, Cash Equivalents and Equity in Trading Accounts	$128,459,881	$263,490,072

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended September 30, 2020 (Unaudited)

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

The Trust financial statements included its respective series of funds financial statements including USCI, CPER and XBET through September 30, 2020.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2020 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2020, USCF held 5 shares of USCI and 40 shares of CPER.

Offering Costs

Offering costs incurred in connection with the registration of shares prior to the commencement of the offering are borne by USCF. Offering costs incurred in connection with the registration of additional shares after the commencement of the offering are borne by each Trust Series. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. Costs borne by the Trust Series after the commencement of an offering are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight -line basis or a shorter period if warranted.

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

USCI’s shares began trading on August 10, 2010. As of September 30, 2020, USCI held 154 Futures Contracts on the NYMEX, held 1,215 Futures Contracts on the ICE Futures, held 1,056 Futures Contracts on the CBOT, held 404 Futures Contracts on the CME, held 442 Futures Contracts on the LME and held 209 Futures Contracts on the COMEX, totaling 3,480 futures contracts.

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

CPER’s shares began trading on November 15, 2011. As of September 30, 2020, CPER held 372 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the nine months ended September 30, 2020 and 2019, none of the Trust Series incurred any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $574,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2020 is estimated to be a total of $45,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2020 is estimated to be a total of $5,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $250,000 for the year ending December 31, 2020 for USCI and $80,000 for the year ending December 31, 2020 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF pays certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2020, USCF waived $(39,770) of expenses for CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

USCI

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Total commissions accrued to brokers	$107,561	$410,699
Total commissions as annualized percentage of average total net assets	0.10%	0.14%
Commissions accrued as a result of rebalancing	$100,415	$393,159
Percentage of commissions accrued as a result of rebalancing	93.36%	95.73%
Commissions accrued as a result of creation and redemption activity	$7,146	$17,540
Percentage of commissions accrued as a result of creation and redemption activity	6.64%	4.27%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended 2019, was due primarily to a lower number of contracts held and traded.

*USCF to confirm

CPER

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Total commissions accrued to brokers	$4,240	$4,792
Total commissions as annualized percentage of average total net assets	0.04%	0.06%
Commissions accrued as a result of rebalancing	$2,814	$4,189
Percentage of commissions accrued as a result of rebalancing	66.37%	87.42%
Commissions accrued as a result of creation and redemption activity	$1,426	$603
Percentage of commissions accrued as a result of creation and redemption activity	33.63%	12.58%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a lower number of contracts traded.

*USCF to confirm

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

USCF is also party to an Amended and Restated Licensing Agreement, dated as of May 1, 2018, as amended by that certain Amendment to Amended and Restated Licensing Agreement dated as of September 15, 2020, and as further amended from time to time, with SummerHaven and SHIM, pursuant to which SHIM grants a license to USCF for the use of certain names and marks, including the Applicable Index for each Trust Series in exchange for a fee to be paid by USCF to SHIM. For the year ended December 31, 2019, USCF paid licensing fees to SummerHaven equal to an annual fee of $15,000 per each Trust Series for the, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series. As a result of the amendment and restatement of the Licensing Agreement and Advisory Agreement in May of 2018, the fees required to be paid by USCF to SummerHaven and SHIM in the aggregate have not changed from the aggregate fees paid by USCF under the two agreements prior to the amendment and restatement.

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

All of the futures contracts held by each Trust Series through September 30, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2020 and December 31, 2019, USCI held investments in money market funds in the amounts of $93,491,877 and $19,500,000, respectively. As of September 30, 2020 and December 31, 2019, CPER held investments in money market funds in the amounts of $25,717,787 and $620,000, respectively. Each Trust Series also holds cash deposits with its custodian. As of September 30, 2020 and December 31, 2019, USCI held cash deposits and investments in Treasuries in the amounts of $8,411,690 and $170,813,994, respectively, with the custodian and FCMs. As of September 30, 2020 and December 31, 2019, CPER held cash deposits and investments in Treasuries in the amounts of $838,527 and $6,478,904, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$26.64	$36.98	$36.87	$37.49
Total income (loss)	3.17	(1.04)	(6.90)	(1.34)
Total expenses	(0.08)	(0.10)	(0.24)	(0.31)
Net increase (decrease) in net asset value	3.09	(1.14)	(7.14)	(1.65)
Net asset value, end of period	$29.73	$35.84	$29.73	$35.84

Total Return	11.60%	(3.08)%	(19.37)%	(4.40)%

Ratios to Average Net Assets
Total income (loss)	12.54%	(3.42)%	(25.06)%	(2.87)%
Management fees*	0.80%	0.80%	0.80%	0.80%
Expenses excluding management fees*	0.30%	0.27%	0.31%	0.31%
Net income (loss)	12.26%	(3.69)%	(25.89)%	(3.70)%

*      Annualized.

CPER

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$16.99	$16.99	$17.54	$16.44
Total income (loss)	1.82	(0.80)	1.33	(0.18)
Total expenses	(0.04)	(0.03)	(0.10)	(0.10)
Net increase (decrease) in net asset value	1.78	(0.83)	1.23	(0.28)
Net asset value, end of period	$18.77	$16.16	$18.77	$16.16

Total Return	10.48%	(4.89)%	7.01%	(1.70)%

Ratios to Average Net Assets
Total income (loss)	9.26%	(5.09)%	18.61%	(3.00)%
Management fees*	0.65%†	0.65%†	0.65%†	0.65%†
Total expenses excluding management fees*	0.40%	0.67%	0.51%	0.81%
Expense waived*	(0.25) %†	(0.52) %†	(0.36) %†	(0.66) %†
Net expense excluding management fees*	0.15%	0.15%	0.15%	0.15%
Net income (loss)	9.06%	(5.29)%	18.01%	3.59%

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

The following table summarizes the valuation of USCI’s securities at September 30, 2020 using the fair value hierarchy:

At September 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$98,490,861	$98,490,861	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,124,734	4,124,734	—	—
Foreign Contracts	1,356,885	1,356,885	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$188,989,355	$188,989,355	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(2,381,779)	(2,381,779)	—	—
United States Contracts	4,520,647	4,520,647	—	—

The following table summarizes the valuation of CPER’s securities at September 30, 2020 using the fair value hierarchy:

At September 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$26,217,685	$26,217,685	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,610,888	1,610,888	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$7,096,018	$7,096,018	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	346,250	346,250	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	September 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2020	2019
Futures - Commodity Contracts	Assets	$5,481,619	$2,138,868

Fair Value of Derivative Instruments Held by CPER

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	September 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2020	2019
Futures - Commodity Contracts	Assets	$1,610,888	$346,250

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the nine months ended		For the nine months ended
		September 30, 2020		September 30, 2019
			Change in		Change in
		Realized gain	Unrealized Gain	Realized Gain	Unrealized Gain
		(Loss) on	(Loss) on	(Loss) in	(Loss) on
	Location of Gain (Loss) on	Derivatives	Derivatives	Derivatives	Derivatives
	Derivatives Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Derivatives not Accounted for as Hedging Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(40,973,466)		$(27,969,141)

	Change in unrealized gain (loss) on open positions		$3,342,751		$9,989,137

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the nine months ended		For the nine months ended
		September 30, 2020		September 30, 2019
			Change in		Change in
		Realized gain	Unrealized Gain	Realized Gain	Unrealized Gain
		(Loss) on	(Loss) on	(Loss) in	(Loss) on
	Location of Gain (Loss) on	Derivatives	Derivatives	Derivatives	Derivatives
	Derivatives Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Derivatives not Accounted for as Hedging Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$1,391,750		$(1,250,775)

	Change in unrealized gain (loss) on open positions		$1,264,638		$703,250

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. The Trust believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; significant market volatility in the commodities markets and futures markets attributable to the COVID-19 pandemic, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on USO's business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

USCI shares began trading on August 10, 2010. As of September 30, 2020, USCI held 154 Futures Contracts on the NYMEX, held 1,215 Futures Contracts on the ICE Futures, held 1,056 Futures Contracts on the CBOT, held 404 Futures Contracts on the CME, held 442 Futures Contracts on the LME and held 209 Futures Contracts on the COMEX, totaling 3,480 futures contracts.

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

CPER’s shares began trading on November 15, 2011. As of September 30, 2020, CPER held 372 Futures Contracts on the COMEX.

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

As of September 30, 2020, USCI held 154 Futures Contracts on the NYMEX, held 1,215 Futures Contracts on the ICE Futures, held 1,056 Futures Contracts on the CBOT, held 404 Futures Contracts on the CME, held 442 Futures Contracts on the LME and held 209 Futures Contracts on the COMEX, totaling 3,480 futures contracts. As of September 30, 2020, CPER held 372 Futures Contracts on the COMEX. For the nine months ended September 30, 2020, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the nine  months ended September 30, 2020, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

Commodity Markets

Commodity Futures Price Movements

Nine Months Ended September 30, 2020

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward/downward trend during the nine months ended September 30, 2020. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	(19.12)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	(33.38)%
Bloomberg Commodity Index Total Return(2)	(12.08)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(17.63)%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2019 was $1,219.05. As of September 30, 2020, the value of the SDCI was $986.01, down approximately (19.12)% over the nine months ended September 30, 2020.

The return of approximately (19.12)%on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $36.87 and ended the period at $29.73 on September 30, 2020, a decrease of approximately (19.37)% over the period. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USCI's per share NAV.

Copper Markets

Copper Futures Price Movements

Nine Months Ended September 30, 2020

As measured by the two major copper indexes, copper futures prices exhibited a mostly upward/downward trend during the nine months ended September 30, 2020. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnTM (“SCI”)(1)	7.42%
Bloomberg Copper Subindex Total Return(2)	6.47%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2019 was $905.32. As of September 30, 2020, the value of the SCI was $972.50, up approximately 7.42% over the nine months ended September 30, 2020.

The return of approximately 7.42% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $17.54 and ended the period at $18.77 on September 30, 2020, an increase of approximately 7.01% over the period. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect CPER's per share NAV.

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

As of September 30, 2020, USCI had issued 35,700,000 shares, 3,600,000 of which were outstanding. As of September 30, 2020, there were 14,300,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares. USCI has registered 50,000,000 shares since inception.

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

As of September 30, 2020, CPER had issued 3,850,000 shares, 1,500,000 of which were outstanding. As of September 30, 2020, there were 26,150,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares. CPER has registered 30,000,000 shares since inception.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2020, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

USCI

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$136,871,555	$388,224,501
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,040,988	$6,819,318
Annualized yield based on average daily total net assets	1.02%	2.35%
Management fee	$819,733	$2,322,965
Total fees and other expenses excluding management fees	$316,752	$888,945
Total commissions accrued to brokers	$107,561	$410,699
Total commissions as annualized percentage of average total net assets	0.10%	0.14%
Commissions accrued as a result of rebalancing	$100,415	$393,159
Percentage of commissions accrued as a result of rebalancing	93.36%	95.73%
Commissions accrued as a result of creation and redemption activity	$7,146	$17,540
Percentage of commissions accrued as a result of creation and redemption activity	6.64%	4.27%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 was due primarily to a decrease in total commissions accrued to brokers and expenses due to smaller total net assets.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

USCI

	Three months ended	Three months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$124,452,296	$307,992,991
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$66,784	$1,726,186
Annualized yield based on average daily total net assets	0.21%	2.22%
Management fee	$250,265	$621,049
Total fees and other expenses excluding management fees	$92,700	$212,688
Total commissions accrued to brokers	$31,187	$104,902
Total commissions as annualized percentage of average total net assets	0.10%	0.14%
Commissions accrued as a result of rebalancing	$26,890	$97,702
Percentage of commissions accrued as a result of rebalancing	86.22%	93.14%
Commissions accrued as a result of creation and redemption activity	$4,297	$7,200
Percentage of commissions accrued as a result of creation and redemption activity	13.78%	6.86%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was due primarily to a decrease in total commissions accrued to brokers and expenses due to smaller total net assets.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

CPER

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$14,610,466	$11,440,290
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$54,240	$199,457
Annualized yield based on average daily total net assets	0.50%	2.33%
Management fee	$71,096	$55,619
Total fees and other expenses excluding management fees	$56,176	$69,253
Total amount of the expense waiver	$39,770	$56,418
Expenses before the allowance of the expense waiver	$127,272	$124,872
Expenses after the allowance of the expense waiver	$87,502	$68,454
Total commissions accrued to brokers	$4,240	$4,792
Total commissions as annualized percentage of average total net assets	0.04%	0.06%
Commissions accrued as a result of rebalancing	$2,814	$4,189
Percentage of commissions accrued as a result of rebalancing	66.37%	87.42%
Commissions accrued as a result of creation and redemption activity	$1,426	$603
Percentage of commissions accrued as a result of creation and redemption activity	33.63%	12.58%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 was due primarily to a decrease in total commissions accrued to brokers and expenses related to the reporting fees and other professional expenses.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a lower number of Commodity Futures Contracts being traded.

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

CPER

	Three months ended	Three months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$25,248,499	$9,306,947
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$7,473	$53,071
Annualized yield based on average daily total net assets	0.12%	2.26%
Management fee	$41,253	$15,248
Total fees and other expenses excluding management fees	$25,680	$15,665
Total amount of the expense waiver	$16,161	$12,147
Expenses before the allowance of the expense waiver	$66,933	$30,913
Expenses after the allowance of the expense waiver	$50,772	$18,766
Total commissions accrued to brokers	$1,672	$945
Total commissions as annualized percentage of average total net assets	0.03%	0.04%
Commissions accrued as a result of rebalancing	$508	$811
Percentage of commissions accrued as a result of rebalancing	30.38%	85.82%
Commissions accrued as a result of creation and redemption activity	$1,164	$134
Percentage of commissions accrued as a result of creation and redemption activity	69.62%	14.18%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was due primarily to an increase in total commissions accrued to brokers and expenses related to the increase in total net assets.

The increase in total commissions accrued to brokers for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended September 30, 2020, the average daily change in the SDCI was (0.013)%, while the average daily change in the per share NAV of USCI over the same time period was (0.019)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USCI’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in SDCI for the same period was (42.81)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well USCI tracks its benchmark.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to September 30, 2020, the average daily change in the SDCI was (0.012)%, while the average daily change in the per share NAV of USCI over the same time period was (0.017)%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USCI’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in SDCI for the same period was (7.54)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well USCI tracks its benchmark.

The following two graphs demonstrate the correlation between the changes in SDCI's NAV and the changes in the SDCI. The first graph below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended September 30, 2020. The second graph below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended September 30, 2020.

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

For the nine months ended September 30, 2020, the actual total return of USCI as measured by changes in its per share NAV was (19.37)%. This is based on an initial per share NAV of $36.87 as of December 31, 2019 and an ending per share NAV as of September 30, 2020 of $29.73. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $29.82 as of September 30, 2020, for a total return over the relevant time period of (19.12)%. The difference between the actual per share NAV total return of USCI of (19.37)% and the expected total return based on the SDCI of (19.12)% was a difference over the time period of (0.25)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the nine months ended September 30, 2019, the actual total return of USCI as measured by changes in its per share NAV was (4.43)%. This was based on an initial per share NAV of $37.49 as of December 31, 2018 and an ending per share NAV as of September 30, 2019 of $35.83. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $36.25 as of September 30, 2019, for a total return over the relevant time period of (3.31)%. The difference between the actual per share NAV total return of USCI of (4.43)% and the expected total return based on the SDCI of (3.31)% was a difference over the time period of (1.12)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended September 30, 2020, the average daily change in the SCI was 0.048%, while the average daily change in the per share NAV of CPER over the same time period was 0.051%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period CPER’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in SCI for the same period was 4.61%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well CPER tracks its benchmark.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to September 30, 2020, the average daily change in the SCI was (0.001)%, while the average daily change in the per share NAV of CPER over the same time period was (0.005)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period CPER’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in SCI for the same period was (3.25)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well CPER tracks its benchmark.

The following two graphs demonstrate the correlation between the changes in CPER's NAV and the changes in the SCI. The first graph below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended September 30, 2020. The second graph below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended September 30, 2020.

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

For the nine months ended September 30, 2020, the actual total return of CPER as measured by changes in its per share NAV was 7.01%. This is based on an initial per share NAV of $17.54 as of December 31, 2019 and an ending per share NAV as of September 30, 2020 of $18.77. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $18.84 as of September 30, 2020, for a total return over the relevant time period of 7.41%. The difference between the actual per share NAV total return of CPER of  7.01% and the expected total return based on the SCI of 7.41% was a difference over the time period of (0.40)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the nine months ended September 30, 2019, the actual total return of CPER as measured by changes in its per share NAV was (1.70)%. This was based on an initial per share NAV of $16.44 as of December 31, 2018 and an ending per share NAV as of September 30, 2019 of $16.16. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $16.30 as of September 30, 2019, for a total return over the relevant time period of (0.85)%. The difference between the actual per share NAV total return of CPER of (1.70)% and the expected total return based on the SCI of (0.85)% was a difference over the time period of (0.85)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series' ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of  the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series' attempt to track the Applicable Index.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2020. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series' NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. [It is anticipated that fees and expenses paid by each Trust Series may continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.]*

*USCF to confirm

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index's total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the nine months ended September 30, 2020, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2020, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Contract Expirations

Because the SDCI is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as contract expirations. The contract expirations included in the SDCI for each commodity during a given year are designated by SHIM, provided that each contract must be an active contract. An active contract for this purpose is a liquid, actively- traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a Futures Exchange ceases trading in all contract expirations relating to a particular Futures Contract, SHIM may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the SDCI. To the extent practicable, the replacement will be affected during the next monthly review of the composition of the SDCI. If that timing is not practicable, SHIM will determine the date of the replacement based on a number of factors, including the differences between the existing Futures Contract and the replacement Futures Contract with respect to contractual specifications and contract expirations.

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

Monthly commodity selection is a two-step process based upon examination of the relevant futures prices for each commodity:

1)	The annualized percentage price difference between the closest-to-expiration Futures Contract and the next closest- to-expiration Futures Contract is calculated for each of the 27 eligible Futures Contracts on USCI’s Selection Date. The seven commodities with the highest percentage price difference are selected.

2)	For the remaining 20 eligible commodities, the percentage price change of each commodity over the previous year is calculated, as measured by the change in the price of the closest-to-expiration Futures Contract on the Selection Date from the price of the closest-to-expiration Futures Contract a year prior to USCI’s Selection Date. The seven commodities with the highest percentage price change are selected.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of September 30, 2020.

Energy, 7.14%
Livestock, 14.29%
Grains, 28.57%
Industrial Metals, 7.14%
Precious Metals, 14.29%
Softs, 28.57%

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2010 through September 30, 2020.

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

Since the SDCI was launched on December 18, 2009, there is no actual performance history available prior to that date and there is only actual performance history of the SDCI from that date to the present. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, this data on the components and weighting is available for periods prior to December 18, 2009. The table below reflects how the SDCI would have performed from January 1, 2010 through September 30, 2020 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period from

January 1, 2010 through September 30, 2020

Year	Ending Level*	Annual Return
2010	1,852.04	20.82%
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020 (YTD)	986.01	(19.12)%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2010-9/30/2020 YTD)

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2020
	BCOM TR	S&P GSCI TR	DB LCI OY TR	SDCI
Total return	(2.17)%	(43.55)%	117.91%	338.19%
Average annualized return (total)	1.61%	1.00%	5.73%	8.38%
Annualized volatility	16.03%	23.33%	18.72%	15.17%
Annualized Sharpe ratio	(0.02)	(0.04)	0.19	0.41

The table immediately above shows the performance of the SDCI from December 31, 1997 through September 30, 2020 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2020; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between September 30, 2010 and September 30, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2010-9/30/2020)

160
140
120
100
80
60
40
20
-
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
SDCI TR
DB LCI OY TR
BCOM TR
S&P GSCI TR

Source: SHIM, Bloomberg

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2015-9/30/2020)

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

If a futures exchange, such as the COMEX, ceases trading in all contract expirations relating to an Eligible Copper Futures Contract, SHIM may designate a replacement contract. The replacement contract must satisfy the eligibility criteria for inclusion in the SCI. To the extent practicable, the replacement will be affected during the next monthly review of the composition of the SCI. If that timing is not practicable, SHIM will determine the date of the replacement based on a number of factors, including the differences between the existing Benchmark Component Copper Futures Contract and the replacement contract with respect to contractual specifications and contract expirations.

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of September 30, 2020.

SCI Contract Weights
as of September 30, 2020

Jan 2021, 25%
Dec 2021, 50%
Feb 2021, 25%

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2010 through September 30, 2020.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI prior to that date and the actual performance history is available from the date to the present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. As a result, this data on the components and weighting is available for periods prior to November 4, 2010. The table below reflects how the SCI would have performed from January 1, 2010 through September 30, 2020 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2010 through September 30, 2020

Year	Ending Level*	Annual Return
2010	1,491.95	29.38%
2011	1,164.51	(21.95)%
2012	1,223.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.05%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020 (YTD)	972.50	7.42%

*The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index Year-Over-Year

Hypothetical Total Returns (1/1/2010-9/30/2020 YTD)

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through September 30, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2020
	BCOM	Spot Copper
	HG TR	(less storage)	SCI TR
Total return	308.94%	101.35%	521.01%
Average annualized return (total)	12.18%	8.58%	14.58%
Annualized volatility	25.83%	24.94%	25.30%
Annualized Sharpe ratio	0.39	0.27	0.49

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through September 30, 2020 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2020; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between September 30, 2010 and September 30, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (9/30/2010-9/30/2020)

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

Cost, and the Hypothetical Returns of the SCI TR (9/30/2015-9/30/2020)

175
150
125
100
75
50
25
-
SCI TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series' NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2020, the Trust Series' expenses exceeded the income earned in CPER and USCI and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series' investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2020, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle a Trust Series' assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series' assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2020, USCI did not make investments on any foreign exchanges. During the nine months ended September 30, 2020, CPER did not make investments on any foreign exchanges.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2020, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $101,903,567 and $26,556,314, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCMs, as applicable, may be subject to loss should the Trust Series' custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2020, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2020, FCM fees were approximately 0.10% of average daily total net assets for USCI, and approximately 0.04% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust.

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

As of September 30, 2020, USCI's portfolio consisted 3,480 of Futures Contracts traded on the Futures Exchanges and CPER's portfolio consisted of 372 Futures Contracts traded on the COMEX. For a list of each of USCI's and CPER's current holdings, please see www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2020, no Trust Series had any OTC activities.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Trust and/or the Trust Series may be involved in legal proceedings arising primarily from the ordinary course of its business. Neither the Trust nor any Trust Series is currently party to any material legal proceedings. In addition, USCF, as the sponsor of the Trust, Trust Series and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USCF is not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On August 19, 2020, USCF, USO, and John Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. USCF, USO, and Mr. Love maintain that USO’s disclosures and their actions were appropriate. They intend to vigorously contest the allegations made by the SEC staff in the SEC Wells Notice and the CFTC staff in the CFTC Wells Notice.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas, on behalf of all persons who purchased USO securities during the period from March 19, 2020 to April 28, 2020, asserting claims under the Securities Exchange Act of 1934 (the “Lucas Class Action”).  On July 31, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Moshe Ephrati, on behalf of all persons and entities who purchased or otherwise acquired USO securities during the period from March 19, 2020 to April 28, 2020 (the “Ephrati Class Action”). On August 13, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Danny Palacios, on behalf of all persons who purchased USO securities during the period from February 25, 2020 to April 28, 2020 (the “Palacios Class Action”).

The Lucas, Ephrati, and Palacios Class Action complaints each challenged disclosures in a March 19, 2020 registration statement as well as subsequent public statements.  The Palacios Class Action complaint also challenged disclosures in a February 25, 2020 prospectus and related registration statement. The Lucas, Ephrati, and Palacios Class Action complaints each alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiffs alleged that USCF, USO, and the other defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The Lucas, Ephrati, and Palacios Class Action complaints each sought to certify a class and award the class compensatory damages at an amount to be determined at trial.

On August 18, 2020, pursuant to the Private Securities Litigation Reform Act (“PSLRA”), 15 U.S.C. § 78u-4, motions were filed seeking to consolidate the Lucas, Ephrati, and Palacios Class Actions, appoint a lead plaintiff, and approve selection of lead counsel.

On September 16, 2020, the U.S. District Court for the Southern District of New York entered an order that consolidated the Class Actions under the caption In re: United States Oil Fund, LP Securities Litigation, No. 20-cv-4740 (PGG), appointed Nutit, A.S. as lead plaintiff, and approved lead counsel.  The order also set a schedule for filing any amended or consolidated complaint and briefing on defendants’ anticipated motion(s) to dismiss, which contemplates that briefing will be completed on or before April 15, 2021. Any other related securities class actions filed in, or transferred to, the U.S. District Court for the Southern District of New York, in the future also will be consolidated into In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re: United States Oil Fund, LP Securities Litigation and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, asserting claims under the Securities Act of 1933 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the Securities Act of 1933, challenging disclosures in a March 19, 2020 registration statement.  It alleged that defendants in the Wang Class Action failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a complaint derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”).  The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs.

USCF, USO, and the other defendants intend to vigorously contest such claims and move for their dismissal.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate actions derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson. The Cantrell complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06974 (the “Cantrell Action”). The AML complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06981 (the “AML Action”).

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and alleged performance, and defendants’ alleged actions in respect thereof, in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, pursuant to a joint stipulation, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, No. 1:20-cv-06974 (PGG), appointing co-lead counsel, and ordering the parties to meet and confer regarding a proposed schedule and a stay of the consolidated action pending resolution of any forthcoming motions to dismiss the related In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation and move for their dismissal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 29 baskets (comprising 1,450,000 shares) during the third quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2020:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/20 to 7/31/20	200,000	$27.13
8/1/20 to 8/31/20	1,150,000	$29.99
9/1/20 to 9/30/20	100,000	$30.40
Total	1,450,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 12 baskets (comprising 600,000 shares) during the third quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2020:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/20 to 7/31/20	50,000	$17.04
8/1/20 to 8/31/20	400,000	$18.22
9/1/20 to 9/30/20	150,000	$19.01
Total	600,000

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Amendment to Amended and Restated Licensing Agreement dated as of September 15, 2020.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 .INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 6, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2020