Form 10-K
period 2020-12-31
United States Commodity Index Funds Trust
filed 2021-02-26
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

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

Large Accelerated Filer	◻	Accelerated Filer	⌧

Non-Accelerated Filer	◻	Smaller Reporting Company	◻

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section (7) a (2)(B) of the Securities Exchange  Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒      Yes

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ◻     Yes     ⌧     No

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2020 and the number of outstanding shares of each series of the registrant as of [Date] are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2020	Number of Outstanding Shares as of February 10, 2021
United States Commodity Index Fund	$126,254,867	4,500,000
United States Copper Index Fund	15,362,317	4,750,000
Total	$141,617,184	9,250,000

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States Commodity Index Funds Trust

i

Part I

Item 1. Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into three separate series (each series, a “Trust Series” and collectively, the “Trust Series”). As of December 31, 2020, the Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010 and the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. USCI and CPER each issues shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”).

Additional series of the Trust included: the United States Agriculture Index Fund (“USAG”), which liquidated all of its assets on September 12, 2018 and distributed cash pro rata to all remaining shareholders on September 13, 2018.

The Trust, USCI, and CPER operate pursuant to the Trust’s Fourth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of December 15, 2017. Wilmington Trust Company, a Delaware trust company, is the Delaware trustee of the Trust. The Trust and CPER are managed and controlled by United States Commodity Funds LLC (“USCF”). USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission and is a member of the National Futures Association (“NFA”).  The Trust and Trust Series maintain their main business offices at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596.

USCI’s Investment Objective

The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses.

USCI seeks to achieve its investment objective by investing so that the average daily percentage change in USCI’s NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the SDCI over the same period.

The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and is calculated and published by Bloomberg L.P. Futures contracts for the commodities comprising the SDCI are traded on the New York Mercantile Exchange (“NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), and Commodity Exchange, Inc. (“COMEX” together with the NYMEX, ICE Futures, CBOT, CME, LME and COMEX, the “Futures Exchanges”) and are collectively referred to herein as “Futures Contracts.” The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The relative weighting of the Benchmark Component Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Futures Contracts developed by SHIM.

USCI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USCI will invest next in other Futures Contracts based on the same commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts if one or more other Futures Contracts is not available. When USCI has invested to the fullest extent possible in exchange-traded futures contracts, USCI may then invest in other contracts and instruments based on the Benchmark Component Futures Contracts, other Futures Contracts or the commodities included in the SDCI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts and other contracts and instruments based on the Benchmark Component Futures Contracts are collectively referred to as “Other Commodity-Related Investments,” and together with Benchmark Component Futures Contracts and other Futures Contracts, “Commodity Interests.”

USCI seeks to achieve its investment objective by investing so that the average daily percentage change in USCI’s NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the SDCI over the same period. USCF believes that the market arbitrage opportunities will cause the daily changes in USCI’s share price on the NYSE Arca on a percentage basis to closely track the daily changes in USCI’s per share NAV on a percentage basis. USCF believes that the net effect of this expected relationship and the expected relationship described above between USCI’s per share NAV and the SDCI will be that the daily changes in the price of USCI’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the SDCI on a percentage basis, less USCI’s expenses. While USCI is composed of Benchmark Component Futures Contracts and is therefore a measure of the prices of the corresponding commodities comprising the SDCI for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the SDCI and the cash or spot prices of the commodities underlying the Benchmark Component Futures Contracts.

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial). As of December 31, 2020, USCI held 599 Futures Contracts on the NYMEX, held 792 Futures Contracts on the ICE Futures, held 915 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 621 Futures Contracts on the LME and held 187 Futures Contracts on the COMEX.

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “SCI”), less CPER’s expenses. CPER seeks to achieve its investment objective by investing so that the average daily percentage change in CPER’s NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the Benchmark Component Copper Futures Contracts over the same period.

The SCI is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts on the Commodity Exchange, Inc. exchange (“COMEX”). The SCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by the NYSE Arca. The SCI is comprised of either one or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts based on the same copper as the futures contracts subject to such regulatory constraints or market conditions, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or other items based on copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.”

CPER seeks to achieve its investment objective by investing so that the average daily percentage change in CPER’s NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the Benchmark Component Copper Futures Contracts over the same period. USCF believes that market arbitrage opportunities will cause daily changes in CPER’s share price on the NYSE Arca on a percentage basis, to closely track the daily changes in CPER’s per share NAV on a percentage basis. USCF believes that the net effect of this expected relationship and the expected relationship described above between CPER’s per share NAV and the SCI will be that the daily changes in the price of CPER’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the SCI on a percentage basis, less CPER’s expenses. While CPER is composed of Benchmark Component Copper Futures Contracts and is therefore a measure of the prices of the corresponding commodities comprising the SCI for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the SCI and the cash or spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts.

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day.  This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.). As of December 31, 2020, CPER held 741 Futures Contracts on the COMEX.

Other Defined Terms – Trust Series

The SDCI and the SCI are referred to throughout this annual report on Form 10-K collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts and Benchmark Component Copper Futures Contracts are referred to throughout this annual report on Form 10-K collectively as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments and Other Copper-Related Investments are referred to throughout this annual report on Form 10-K collectively as “Other Related Investments.” Commodity Interests and Copper Interests are collectively referred to herein as “Applicable Interests” throughout this annual report on Form 10-K.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. Wainwright is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), a series of the USCF ETF Trust. USCF Advisers was also the investment adviser for each of the following funds prior to such fund’s liquidation: (1) the USCF Commodity Strategy Fund (the “Mutual Fund”), a series of the USCF Mutual Funds Trust, until March 2019, and (2) for the USCF SummerHaven SHPEN Index Fund (“BUYN”) and the USCF SummerHaven SPEI Index Fund (“BUY”), each a series of the USCF ETF Trust, until May 2020 and October 2020, respectively. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF is the sponsor of the Trust and each of its series: USCI, CPER and the USCF Crescent Crypto Index Fund (“XBET”). USCF previously served as the sponsor for the United States Agriculture Index Fund (“USAG”), which was liquidated in 2018. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020.

USCF also serves as the general partner of the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Brent Oil Fund, LP (“BNO”), the United States Gasoline Fund, LP (“UGA”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Oil Fund, LP (“USO”). USCF previously served as the general partner for the United States Short Oil Fund, LP (“DNO”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), both of which were liquidated in 2018.

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

USCF is required to evaluate the credit risk of each Trust Series to the futures commission merchant (“FCM”), oversee the purchase and sale of the Trust Series’ shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of the Trust Series and manage the Trust Series’ investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for the Trust Series (the “Marketing Agent”), and The Bank of New York Mellon (“BNY Mellon”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for the Trust Series and provides accounting and transfer agent services for, the Trust Series since April 1, 2020. Brown Brothers Harriman & Co. ("BBH&Co.") served as the administrator and custodian for each Trust Series prior to BNY Mellon. Certain fund accounting and fund administration services rendered by BBH&Co. to USCIFT and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

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

How USCI Seeks to Achieve Its Investment Objective. USCI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USCI will invest next in other Futures Contracts based on the same commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts if one or more other Futures Contracts is not available. When USCI has invested to the fullest extent possible in exchange-traded futures contracts, USCI may then invest in other contracts and instruments based on the Benchmark Component Futures Contracts, other Futures Contracts or the commodities included in the SDCI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts.  Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts and other contracts and instruments based on the Benchmark Component Futures Contracts are collectively referred to as “Other Commodity-Related Investments,” and together with Benchmark Component Futures Contracts and other Futures Contracts, “Commodity Interests.”

Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity-Related Investments include those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. USCI invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of USCI are available on USCI’s website at www.uscfinvestments.com.

How CPER Seeks to Achieve Its Investment Objective. CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts based on the same copper as the futures contracts subject to such regulatory constraints or market conditions, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or other items based on copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.”

Market conditions that USCF currently anticipates could cause CPER to invest in Other Copper-Related Investments include those allowing CPER to obtain greater liquidity or to execute transactions with more favorable pricing. CPER invests substantially the entire amount of its assets in Eligible Copper Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in Treasuries, cash and cash equivalents. The daily holdings of CPER are available on CPER’s website at www.uscfinvestments.com.

USCF employs a “neutral” investment strategy in order to track changes in the Applicable Index regardless of whether the Applicable Index goes up or goes down. A Trust Series’ “neutral” investment strategy is designed to permit investors generally to purchase and sell a Trust Series’ shares for the purpose of investing indirectly in the applicable commodities market in a cost-effective manner, and/or to permit participants in the applicable commodities or other industries to hedge the risk of losses in their applicable commodity-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in the commodities market and/or the risks involved in hedging may exist. In addition, an investment in a Trust Series involves the risks that the daily changes in the price of the Trust Series’ shares, in percentage terms, will not accurately track the daily changes in the Applicable Index, in percentage terms, and that daily changes in the Applicable Index, in percentage terms, will not closely correlate with daily changes in the spot prices of the applicable commodities underlying the Applicable Benchmark Component Copper Futures Contracts, in percentage terms.

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

Commodity Interests. The specific Commodity Interests purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USCI’s investments. While USCF has made significant investments in Benchmark Component Futures Contracts on the Futures Exchanges, for various reasons, including the ability to enter into the precise amount of exposure to the commodities market and position limits on Futures Contracts, it may also invest in economically equivalent Futures Contracts other than those that compose the Benchmark Component Futures Contracts and Other Commodity-Related Investments. To the extent that USCI invests in Other Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Futures Contracts, including cleared swaps that satisfy such criteria, and then to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in over-the-counter market (or commonly referred to as the " market”). If USCI is required by law or regulation, or by one of its regulators, including a Futures Exchange, to reduce its position in one or more Benchmark Component Futures Contracts to the applicable position limit or to a specified accountability level, a substantial portion of USCI’s assets could be invested in Other Commodity-Related Investments that are intended to replicate the return on the SDCI or particular Benchmark Component Futures Contracts. As USCI’s assets reach higher levels, USCI is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in Other Commodity-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity-Related Investments include those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on USCI’s ability to invest in OTC transactions and cleared swaps.

Copper Interests. The specific Copper Interests purchased will depend on various factors, including a judgment by USCF as to the appropriate diversification of CPER’s investments. USCF anticipates, particularly while CPER has lesser amounts of assets, that it will make significant investments in Benchmark Component Copper Futures Contracts on the COMEX. In addition, for various reasons, including the ability to enter into the precise amount of exposure to the copper market or due to market conditions regarding liquidity or pricing of differing futures contracts, it may invest in other exchange-traded futures contracts that are economically identical or substantially similar to, the Benchmark Component Copper Futures Contracts. USCF further anticipates that as CPER grows larger, due to position limits on futures contracts or other regulatory requirements limiting CPER’s holdings, and market conditions, it may also invest in Other Copper-Related Investments. To the extent that CPER invests in Other Copper-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Copper Futures Contracts. In considering the use of Other Copper-Related Investments, USCF anticipates that it would first make use of swaps that clear through derivatives clearing organizations that satisfy CPER’s criteria if such swaps are available with respect to the Benchmark Component Copper Futures Contracts or the copper futures contracts included in the SCI. Then, and to a lesser extent, it would invest in other types of contracts, instruments and swaps, including uncleared swaps in the OTC market. If CPER is required by law or regulation, or by one of its regulators, including the COMEX, to reduce its position in one or more Benchmark Component Copper Futures Contracts to applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Copper-Related Investments, a substantial portion of CPER’s assets could be invested in accordance with such priority in Other Copper-Related Investments that are intended to replicate the return on the SCI or particular Benchmark Component Copper Futures Contracts. As CPER’s assets reach higher levels, CPER is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Copper-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause CPER to invest in Other Copper-Related Investments include those allowing CPER to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on CPER’s ability to invest in OTC transactions and cleared swaps.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2020, USCI held 599 Futures Contracts on the NYMEX, held 792 Futures Contracts on the ICE Futures, held 915 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 621 Futures Contracts on the LME and held 187 Futures Contracts on the COMEX. As of December 31, 2020, CPER held 741 Futures Contracts on the COMEX. No Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2020, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT or ICE Futures.

On October 15, 2020, the CFTC approved a final rule that amends the existing federal position limits regime set forth in Part 150 of the CFTC’s regulations as well as the framework for exchange-set position limits and exemptions (such final rule, the “Position Limits Rule”).  The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.  The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”).  With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework.  In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions.  Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions.  Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

Certain Applicable Benchmark Component Futures Contracts will be subject to position limits under the Position Limits Rule, and the Trust Series’ trading does not qualify as an enumerated bona fide hedge.  Accordingly, the Position Limits Rule could negatively impact the ability of the Trust Series to meet their investment objectives by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of the Trust Series in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

What is the SDCI?

The SDCI is a commodity sector index designed to broadly represent major commodities while overweighting the components that are assessed to be in a low inventory state and underweighting the components assessed to be in a high inventory state. The SDCI is designed to reflect the performance of a fully margined or collateralized portfolio of 14 eligible commodity futures contracts with equal weights, selected each month from a universe of 27 eligible commodity futures contracts. The SDCI is rules-based and rebalanced monthly based on observable price signals. In this context, the term “rules-based” is meant to indicate that the composition of the SDCI in any given month will be determined by quantitative formulas relating to the prices of the futures contracts that relate to the commodities that are eligible to be included in the SDCI. Such formulas are not subject to adjustment based on other factors. The overall return on the SDCI is generated by two components: (i) uncollateralized returns from the Benchmark Component Futures Contracts comprising the SDCI and (ii) a daily fixed income return reflecting the interest earned on a hypothetical 3-month U.S. Treasury Bill collateral portfolio, calculated using the weekly auction rate for the 3-Month U.S. Treasury Bills published by the U.S. Department of the Treasury. SHIM is the owner of the SDCI.

Currently, the SDCI is composed of physical non-financial commodity futures contracts with active and liquid markets traded upon futures exchanges in major industrialized countries. The futures contracts are denominated in U.S. dollars and weighted equally by notional amount. The SDCI currently reflects commodities in five commodity sectors: petroleum (e.g., crude oil, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), and non-primary sector (e.g., sugar, cotton, coffee, cocoa, natural gas, live cattle, lean hogs, feeder cattle).

Table 1 below lists the eligible commodities, the relevant futures exchange on which the futures contract is listed and quotation details. Table 2 lists the eligible futures contracts, their sector designation and maximum allowable tenor.

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton
Cocoa	Cocoa	ICE-US	10 metric tons	USD/metric ton
Coffee	Coffee “C”	ICE-US	37,500 lbs	U.S. cents/pound
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound
Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel
Cotton	Cotton	ICE-US	50,000 lbs	U.S. cents/pound
Crude Oil (WTI)	Light, Sweet Crude Oil	NYMEX	1,000 barrels	USD/barrel
Crude Oil (Brent)	Crude Oil	ICE-UK	1,000 barrels	USD/barrel
Gas Oil	Gas Oil	ICE-UK	100 metric tons	USD/metric ton
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.
Heating Oil	Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon
Lead	Lead	LME	25 metric tons	USD/metric ton
Lean Hogs	Lean Hogs	CME	40,000 lbs.	U.S. cents/pound
Live Cattle	Live Cattle	CME	40,000 lbs.	U.S. cents/pound
Feeder Cattle	Feeder Cattle	CME	50,000 lbs.	U.S. cents/pound
Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton
Platinum	Platinum	NYMEX	50 troy oz.	USD/troy oz.
Silver	Silver	COMEX	5,000 troy oz.	U.S. cents/troy oz.
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel
Soybean Meal	Soybean Meal	CBOT	100 tons	USD/ton
Soybean Oil	Soybean Oil	CBOT	60,000 lbs.	U.S. cents/pound
Sugar	World Sugar No. 11	ICE-US	112,000 lbs.	U.S. cents/pound
Tin	Tin	LME	5 metric tons	USD/metric ton
Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending	NYMEX	42,000 gallons	U.S. cents/gallon
Wheat	Wheat	CBOT	5,000 bushels	U.S. cents/bushel
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton

TABLE 2

Commodity Symbol	Commodity Name	Sector	Allowed Contracts	Max. tenor
CO	Brent Crude	Petroleum	All 12 Calendar Months	9
CL	Crude Oil	Petroleum	All 12 Calendar Months	9
QS	Gas Oil	Petroleum	All 12 Calendar Months	4
HO	Heating Oil	Petroleum	All 12 Calendar Months	4
XB	RBOB	Petroleum	All 12 Calendar Months	4
BO	Soybean Oil	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	1
C	Corn	Grains	Mar, May, Jul, Sep, Dec	4
S	Soybeans	Grains	Jan, Mar, May, Jul, Aug, Nov	4
SM	Soymeal	Grains	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec	3
W	Wheat (Soft Red Winter)	Grains	Mar, May, Jul, Sep, Dec	4
LA	Aluminum	Industrial Metals	All 12 Calendar months	4
HG	Copper	Industrial Metals	Mar, May, Jul, Sep, Dec	1
LL	Lead	Industrial Metals	All 12 Calendar Months	4
LN	Nickel	Industrial Metals	All 12 Calendar Months	4
LT	Tin	Industrial Metals	All 12 Calendar Months	1
LX	Zinc	Industrial Metals	All 12 Calendar Months	4
GC	Gold	Precious Metals	Feb, Apr, Jun, Aug, Oct, Dec	1
PL	Platinum	Precious Metals	Jan, Apr, Jul, Oct	1
SI	Silver	Precious Metals	Mar, May, Jul, Sep, Dec	1
NG	Natural Gas	Non-Primary Sector	All 12 Calendar Months	6
FC	Feeder Cattle	Non-Primary Sector	Jan, Mar, Apr, May, Aug, Sep, Oct, Nov	1
LH	Lean Hogs	Non-Primary Sector	Feb, Apr, Jun, Jul, Aug, Oct, Dec	1
LC	Live Cattle	Non-Primary Sector	Feb, Apr, Jun, Aug, Oct, Dec	3
CC	Cocoa	Non-Primary Sector	Mar, May, Jul, Sep, Dec	1
KC	Coffee	Non-Primary Sector	Mar, May, Jul, Sep, Dec	1
CT	Cotton	Non-Primary Sector	Mar, May, Jul, Dec	1
SB	Sugar	Non-Primary Sector	Mar, May, Jul, Oct	3

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

Commodity Selection

Fourteen of the 27 eligible Futures Contracts are selected for inclusion in the SDCI for the next month, subject to the constraint that each of the four commodity sectors (excluding non-primary sector) is represented by at least one commodity. The methodology used to select the 14 Futures Contracts is based solely on quantitative data using observable futures prices and is not subject to human bias.

Monthly commodity selection is a two-step process based upon examination of the relevant futures prices for each commodity:

1) The annualized percentage price difference between the closest-to-expiration Futures Contract and the next closest-to-expiration Futures Contract is calculated for each of the 27 eligible Futures Contracts on USCI’s Selection Date. The 14 commodities with the highest percentage price difference are selected.

When evaluating the data from the first step, all four primary commodity sectors must be represented (Petroleum, Grains, Industrial Metals and Precious Metals). If the selection of the 14 commodities with the highest percentage price difference fails to meet the overall diversification requirement that all four primary commodity sectors are represented in the SDCI, the commodity with the highest percentage price difference among the commodities of the omitted primary sector(s) would be substituted for the commodity with the lowest percentage price difference among the fourteen commodities.

The 14 commodities selected are included in the SDCI for the next month on an equally-weighted basis. Due to the dynamic monthly commodity selection, the sector weights will vary from approximately 7% to 43% over time, depending on the price observations each month. The Selection Date for the SDCI is the fifth business day prior to the end of that calendar month.

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of December 31, 2020.

SDCI Commodity Weights as of December 31, 2020

Softs, 14.3%
Energy, 21.4%
Livestock, 0.00%
Precious Metals, 14.3%
Grains, 28.6%
Industrial Metals, 21.4%

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

Changes to the SDCI

The above discussion about the SDCI is based on the current composition of the SDCI, which was revised effective December 24, 2020.  Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

Table 3 below lists the previously-existing commodity sectors.  This Table 3 was replaced by Table 2 above effective December 24, 2020.

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

In addition, beginning on December 24, 2020, SHIM revised the commodity selection process for the SDCI.  Prior to this date, the commodity selection for the SDCI operated as follows:

Monthly commodity selection was a two-step process based upon examination of the relevant futures prices for each commodity:

1)	The annualized percentage price difference between the closest-to-expiration Futures Contract and the next closest-to-expiration Futures Contract was calculated for each of the 27 eligible Futures Contracts on USCI’s Selection Date. The seven commodities with the highest percentage price difference were selected.
2)	For the remaining 20 eligible commodities, the percentage price change of each commodity over the previous year was calculated, as measured by the change in the price of the closest-to-expiration Futures Contract on the Selection Date from the price of the closest-to-expiration Futures Contract a year prior to USCI’s Selection Date. The seven commodities with the highest percentage price change were selected.

When evaluating the data from the second step, all six commodity sectors must have been represented. If the selection of the seven additional commodities with the highest price change failed to meet the overall diversification requirement that all six commodity sectors were represented in the SDCI, the commodity with the highest price change among the commodities of the omitted sector(s) would be substituted for the commodity with the lowest price change among the seven additional commodities.

The 14 commodities selected were included in the SDCI for the next month on an equally-weighted basis. Due to the dynamic monthly commodity selection, the sector weights would vary from approximately 7% to 43% over time, depending on the price observations each month. The Selection Date for the SDCI was the fifth business day prior to the end of that calendar month.

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

The monthly weighting selection is a process based upon examination of the relevant futures prices for copper:

1) On CPER’s Selection Date (“CPER’s Selection Date”):

a)	the copper futures curve is assessed to be in either backwardation or contango (as discussed below); and
b)	the annualized percentage price difference between the Closest-to-Expiration Eligible Copper Futures Contract and each of the Next Four Eligible Copper Futures Contracts are identified. For each month, the Closest-to-Expiration Eligible Copper Futures Contract and the Next Four Eligible Copper Futures Contracts are as follows:
Month	January	February	March	April	May	June	July	August	September	October	November	December
Closest to Expiration Futures Contract	Mar	Mar	May	May	Jul	Jul	Sep	Sep	Dec	Dec	Dec	Mar
Eligible Futures Contracts	Mar	May	May	Jul	Jul	Sep	Sep	Dec	Dec	Dec	Mar	Mar
	May	July	July	Sep	Sep	Dec	Dec	Mar	Mar	Mar	May	May
	July	Sep	Sep	Dec	Dec	Mar	Mar	May	May	May	Jul	Jul

A futures curve in backwardation occurs when the price of the closest-to-expiration contract is greater than or equal to the price of the third closest-to-expiration contract. These contracts will have expirations that are approximately two or three months apart. A curve not in backwardation is defined as being in contango, which occurs when the price of the closest-to-expiration contract is less than the price of the third closest-to-expiration contract.

2a) Backwardation: If the copper futures curve is in backwardation on the Selection Date, the SCI takes positions in the two Eligible Copper Futures Contracts with the highest annualized percentage price difference, each, weighted at 50%.

A hypothetical example is included below, with the selected Eligible Copper Futures Contract shaded below:

		Contract
Copper Futures Contract	Expiration Date	Price
Nearest-to-maturity	December-10	374.70
Next nearest-to-maturity	March-11	365.20

Eligible Copper Futures Contracts	Price
December-10	374.70

2b) Contango: If the copper futures curve is in contango, then the SCI takes positions in first three Eligible Copper Futures Contracts, as follows: first, the SCI takes positions in the two Eligible Copper Futures Contracts with the highest annualized percentage price difference, each weighted at 25%; then, the SCI also takes a position in the closest-to-expiration December Eligible Futures Contract that has expiration more distant than the fourth of the Next Four Eligible Copper Futures Contracts for the applicable month, which position is weighted at 50%.

A hypothetical example is included below, with the next two selected Eligible Copper Futures Contracts shaded below (the selected commodities are ranked 1-2):

		Contract
Copper Futures Contract	Expiration Date	Price
Nearest-to-maturity	December-10	374.00
Next nearest-to-maturity	March-11	375.70

Eligible Copper Futures Contracts	Price
December-10	374.00
March-11	375.70
May-11	376.30

Due to the dynamic monthly weighting calculation, the individual weights will vary-over time, depending on the price observations each month. CPER’s Selection Date for the SCI is the 10th business day of the calendar month.

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of December 31, 2020.

SCI Commodity Weights as of December 31, 2020

SCI Contract Weights as of December 31, 2020

Apr 2021, 25.0%
Dec 2021, 50.0%
May 2021, 25.0%

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

Rebalancing Period

The SCI is rebalanced during the first four business days of each calendar month, when existing positions are placed by new positions and weightings based on the signals used for contract selection on last business day of the prior calendar month as outlined above.

Changes to the SCI effective on December 31, 2021

Currently, the SCI can be comprised of two or three Eligible Copper Futures Contracts.  Beginning with the commodity selection process scheduled to occur on December 31, 2020, the rebalancing period for the SCI will change from the first four business days of each month to the 11th-14th business days of each month, based on signals used for contract selection on the 10th business day of each month, rather than the last business day of each month. As a result, when commodity selection occurs for the SCI on January 15, 2021 and going forward, the SCI will be revised as follows: the number of Eligible Copper Futures Contracts will be reduced and the SCI itself will be comprised of one or three Eligible Copper Futures Contracts. In addition, the existing contract selection and weighting process will be updated to reflect the following:

New Contract Selection and Weighting

Weights for each of the Benchmark Component Copper Futures Contracts are determined for the next month. The methodology used to calculate the SCI weighting is based solely on quantitative data using observable futures prices and is not subject to human bias.

The monthly weighting selection is a process based upon examination of the relevant futures prices for copper:

1)	On CPER’s Selection Date (“CPER’s Selection Date”):
a)	the copper futures curve is assessed to be in either backwardation or contango (as discussed below); and
b)	the Three Eligible Copper Futures Contracts are identified. For each month, the Three Eligible Copper Futures Contracts are as follows

Month	January	February	March	April	May	June	July	August	September	October	November	December
Closest to Expiration Futures Contract	Mar	Mar	May	May	Jul	Jul	Sep	Sep	Dec	Dec	Dec	Mar
Eligible Futures Contracts	Mar	May	May	Jul	Jul	Sep	Sep	Dec	Dec	Dec	Mar	Mar
	May	July	July	Sep	Sep	Dec	Dec	Mar	Mar	Mar	May	May
	July	Sep	Sep	Dec	Dec	Mar	Mar	May	May	May	Jul	Jul

A futures curve in backwardation occurs when the price of the closest-to-expiration Allowed Contract is greater than or equal to the price of the next closest-to-expiration Allocated Contract. These contracts will have expirations that are approximately two or three months apart. A curve not in backwardation is defined as being in contango, which occurs when the price of the closest-to-expiration contract is less than the price of the next closest-to-expiration contract.

2a) Backwardation: If the copper futures curve is in backwardation on the Selection Date, the SCI takes positions in the first Eligible Copper Futures Contract, weighted at 100%.

A hypothetical example is included below, with the selected Eligible Copper Futures Contract shaded below:

		Contract
Copper Futures Contract	Expiration Date	Price
Nearest-to-maturity	December-10	374.70
Next nearest-to-maturity	March-11	365.20

Eligible Copper Futures Contracts	Price
December-10	374.70

2b) Contango: If the copper futures curve is in contango, then the SCI takes positions in first three Eligible Copper Futures Contracts, each position is weighted at 33.33%.

A hypothetical example is included below, with the three selected Eligible Copper Futures Contracts indicated below:

Copper Futures Contract – Expiration Date – Contract Price

Nearest-to-maturity	December-10	374.00

Next nearest-to-maturity	March-11	375.70

Eligible Copper Futures Contracts	Price
December-10	374.00
March-11	375.70
May-11	376.30

Due to the dynamic monthly weighting calculation, the individual weights will vary-over time, depending on the price observations each month. CPER’s Selection Date for the SCI is the 10th business day of the calendar month.

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

Although permitted to do so under the Trust Agreement, the Trust Series do not intend to leverage their assets by making investments beyond their potential ability to meet the potential margin and collateral obligations relating to such investments.  Consistent with this, each Trust Series’ investment decisions will take into account the need for the relevant Trust Series to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, the Trust Series becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero.

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

During the 12 month reporting period ended December 31, 2020, each Trust Series limited its derivatives activities to Futures Contracts.

Pyramiding

None of the Trust Series has, and will not employ, the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

Custodian, Registrar, Transfer Agent, and Administrator

USCF engaged The Bank of New York Mellon ("BNY Mellon"), a New York corporation authorized to do a banking business ("BNY Mellon"), to provide each Trust Series and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the "BNY Mellon Agreements"), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

Brown Brothers Harriman and Co. ("BBH&Co.") previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for each Trust Series and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to each Trust Series and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon. Each Trust Series also employs ALPS Distributors as its marketing agent USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

Marketing Agent

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Distributors is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”) and Securities Investor Protection Corporation.

Futures Commission Merchants

RBC Capital Markets, LLC

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

RBC Capital’s primary address is 3 World Financial Center, 200 Vesey St., New York, NY 10281. As of June 25, 2019, RBC Capital became the primary futures clearing broker for USCI and CPER. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

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

Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada in the U.S., Canada and Israel. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in foreign exchange trading. Various regulators are also conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s pending settlement with class plaintiffs. Certain institutional plaintiffs opted out of participating in the settlement and have brought their own claims. The Canadian class actions, and one other U.S. action that is purportedly brought on behalf of different classes of plaintiffs, and an action filed in Israel, remain pending. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

On July 31, 2015, RBC Capital was added as a new defendant in a pending putative class action initially filed in November 2013 in the United States District Court for the Southern District of New York. The action is brought against multiple foreign exchange dealers and alleges collusive behavior, among other allegations, in foreign exchange trading. Based on the facts currently known, the ultimate resolution of these collective matters is not expected to have a material adverse effect on RBC.

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

On October 14, 2014, the Delaware Court of Chancery (the “Court of Chancery”) in a class action brought by former shareholders of Rural/Metro Corporation, held RBC Capital liable for aiding and abetting a breach of fiduciary duty by three Rural/Metro directors, but did not make an additional award for attorney’s fees. A final judgment was entered on February 19, 2015 in the amount of US $93 million plus post judgment interest. RBC Capital appealed the Court of Chancery’s determination of liability and quantum of damages, and the plaintiffs cross-appealed the ruling on additional attorneys’ fees. On November 30, 2015, the Delaware Supreme Court affirmed the Court of Chancery with respect to both the appeal and cross-appeal. RBC Capital is cooperating with an investigation by the SEC relating to this matter. In particular, the SEC contended that RBC Capital caused materially false and misleading information to be included in the proxy statement that Rural filed to solicit shareholder approval for the sale in violation of section 14(A) of the Exchange Act and Rule 14A-9 thereunder. On August 31, 2016, RBC Capital was ordered by the SEC to cease and desist and paid $500,000 in disgorgement, plus interest of $77,759 and a civil penalty of $2 million.

Please see RBC Capital’s Form BD, which is available on the FINRA BrokerCheck program, for more details.

Each FCM will act only as clearing broker for a Trust Series and as such will be paid commissions for executing and clearing trades on behalf of a Trust Series. No FCM has passed upon the adequacy or accuracy of this annual report on Form 10-K. No FCM will act in any supervisory capacity with respect to USCF or participate in the management of USCF or a Trust Series.

RBC Capital is not affiliated with any Trust Series or USCF. Therefore, neither USCF nor any Trust Series believes that there are any conflicts of interest with RBC Capital or its trading principals arising from its acting as the FCM for the Trust Series.

Commodity Trading Advisor

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

SHIM’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk

Factors”, including, but not limited to, the following risks:

•	COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of a Trust Series' investments.
•	The NAV of a Trust Series shares relates directly to the value of its assets invested in accordance with the Applicable Index and other assets held by a Trust Series and fluctuations in the prices of these assets could materially adversely affect an investment in a Trust Series’ shares.
•	An investment in a Trust Series may provide little or no diversification benefits. Thus, in a declining market, a Trust Series may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in a Trust Series while incurring losses with respect to other asset classes.
•	Historical performance of a Trust Series and its Applicable Benchmark Component Futures Contracts is not indicative of future performance.
•	The market price at which investors buy or sell shares may be significantly more or less than NAV.
•	Daily percentage changes in a Trust Series’ NAV may not correlate with daily percentage changes in the price of the Applicable Index.
•	An investment in a Trust Series is not a proxy for investing in the commodities markets, and the daily percentage changes in the price of the Applicable Benchmark Component Futures Contracts, or the NAV of the Trust Series, may not correlate with daily percentage changes in the spot price of the physical commodities that underlie the Applicable Index.
•	Daily percentage changes in the price of the Applicable Benchmark Component Futures Contract may not correlate with daily percentage changes in the spot price of the corresponding commodity.
•	The price relationship between each Applicable Index at any point in time and the Futures Contracts that will become the Applicable Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices.
•	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the price of shares to substantially vary from the Applicable Index.
•	Risk mitigation measures imposed by the Trust Series’ FCMs have the potential to cause tracking error by limiting a Trust Series’ investments, including its ability to fully invest in the Applicable Benchmark Component Futures Contract and other Futures Contracts, which could cause the price of the Trust Series’ shares to substantially vary from the price of the Applicable Benchmark Component Futures Contracts.
•	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
•	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
•	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and for taxable periods beginning after December 31, 2017, the Trust Series could be liable for U.S. Federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by the Trust Series in allocating those items, with potential adverse consequences for an investor.
•	Each Trust Series could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
•	The Trust is organized as a Delaware statutory trust, but each Trust Series is taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.
•	If a Trust Series is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
•	The impact of U.S. tax reform on the Trust Series is uncertain.
•	Each Trust Series will be subject to credit risk with respect to counterparties to OTC contracts entered into by the Trust on behalf of a Trust Series or held by special purpose or structured vehicles.
•	Valuing OTC derivatives may be less certain that actively traded financial instruments.

Fees of USCI and CPER

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by USCF
United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.80% for USCI and 0.65% for CPER.(1)

BBH&Co., Custodian and Administrator(3)

Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Trust Series and the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of the Trust Series’ and the Related Public Funds’ combined net assets, (b) 0.0465% for the Trust Series’ and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Trust Series’ and the Related Public Funds’ combined net assets exceed $1 billion.(2)

BNY Mellon – Custodian and Administrator(4)

Provides custody, fund accounting fund administration and transfer agency services to the Trust Series and the Related Public Funds' based on average AUM. The annual fees for the Trust Series and the combined Related Public Funds' may range from $0.4 million to $2.4 million depending on average AUM for any given year.

ALPS Distributors - Marketing Agent	Each Trust Series pays 0.06% on assets up to $3 billion and 0.04% on assets in excess of $3 billion.(2)

WFS/RBC, FCM and Clearing Broker	Each of Trust Series pays approximately $3.00 per buy or sell on average; charges may vary.

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

Sublicense Fee:

For each Trust Series, USCF pays $15,000 for each calendar year, plus an annual fee of 0.06% of the average daily assets of each Trust Series.(2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,000 annually.(2)

(1)	USCI or CPER, as applicable, pays this compensation. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, and 0.65% per annum of average daily total net assets for CPER. Prior to May 1, 2014, USCF waived the management fee on a discretionary basis paid by CPER from 0.95% per annum of average daily total net assets, to 0.65% and 0.80% per annum of average daily total net assets, respectively.
(2)	USCF pays this compensation.
(3)	BBH&Co. provided certain fund accounting and fund administration services to USO through May 31, 2020.
(4)	BNY Mellon has served as the Custodian and Administrator of USCI and CPER since April 1, 2020.

Asset-based fees are calculated on a daily basis (accrued at 1/366 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of each Trust Series’ total assets and subtracting any liabilities.

Expenses Paid or Accrued by USCI from Inception through December 31, 2020 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(5):	$40,638,608
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$4,825,998
Other Amounts Paid or Accrued(6)(7):	$6,469,420
Total Expenses Paid or Accrued:	$51,934,026
Expenses Waived(5)(7):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(5)(7):	$51,845,722

(5)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF, has contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(6)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(7)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver ended.

Expenses Paid or Accrued by USCI from Inception through December 31, 2020 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF(8):	0.85% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued(9)(10):	0.13% annualized
Total Expenses Paid or Accrued:	1.08% annualized
Expenses Waived(8)(10):	0.00% annualized(9)
Total Expenses Paid or Accrued Including Expenses Waived(8)(11):	1.08% annualized

(8)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(9)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(10)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the discretionary expense waiver ended.
(11)	Represents less than 0.005%.

Other Fees. USCI also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $209,600 for the fiscal year ended December 31, 2020. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2020 were $585,896 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses was $48,135.

Expenses Paid or Accrued by CPER from Inception through December 31, 2020 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(10):	$436,656
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$29,831
Other Amounts Paid or Accrued(11)(12):	$679,883
Total Expenses Paid or Accrued:	$1,146,370
Expenses Waived(10)(11):	$(606,119)
Total Expenses Paid or Accrued Including Expenses Waived(10)(11):	$540,251

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

(14)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER's NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.
(15)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.

Expenses Paid or Accrued by CPER from Inception through December 31, 2020 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF(13):	0.66% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.04% annualized
Other Amounts Paid or Accrued(14)(15):	1.02% annualized
Total Expenses Paid or Accrued:	1.72% annualized
Expenses Waived(13)(15):	(0.91)% annualized(9)
Total Expenses Paid or Accrued Including Expenses Waived(13)(15):	0.81% annualized

(13)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(14)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(15)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. CPER also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $75,600 for the year ended December 31, 2020. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund on a daily basis. These fees and expenses for the year ended December 31, 2020 were $585,896 for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses was $6,874.

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

The Administrator calculates the per share NAV of each Trust Series once each NYSE Arca trading day. The per share NAV for a normal trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the closing prices on the relevant Futures Exchanges of the Applicable Benchmark Component Futures Contracts (determined at the earlier of the close of such exchange or 2:30 p.m. New York time) for the Futures Contracts traded on the Futures Exchanges, but calculates or determines the value of all other investments of a Trust Series (including Other Related Investments) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the Administrative Agency Agreement among the Administrator, the Trust Series and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by a Trust Series in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

The Trust reserves the right to adjust the share price of USCI or CPER in the future to maintain convenient trading ranges for investors. Any adjustments would be accomplished through stock splits or reverse stock splits. Such splits would decrease (in the case of a split) or increase (in the case of a reverse split) the proportionate NAV per share, but would have no effect on the net assets of the relevant Trust Series or the proportionate voting rights of shareholders.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of a Trust Series (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Participant. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. Authorized Participants pay each Trust Series a $350 transaction fee for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of shares. As of December 31, 2020, 10 Authorized Participants had entered into agreements with USCF on behalf of USCI. During the year ended December 31, 2020, USCI issued 13 Creation Baskets and redeemed 48 Redemption Baskets. As of December 31, 2020, 10 Authorized Participants had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2020, CPER issued 66 Creation Baskets and redeemed 14 Redemption Baskets.

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

By placing a purchase order, an Authorized Participant agrees to deposit Treasuries, cash or a combination of Treasuries and cash with the Trust, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Participants may not withdraw a Creation Basket request, except as otherwise set forth in the procedures in the Authorized Participant Agreement.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with a Trust Series for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and types of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

Determination of Required Deposits

The total deposit required to create each Creation Basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of a Trust Series (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order date. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and cash, including the remaining maturities of the Treasuries and proportions of Treasuries and cash that may be included in deposits to create baskets. The Marketing Agent will publish an estimate of the Creation Basket Deposit requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring to a Trust Series’ account with the Custodian the required amount of Treasuries and/or cash by noon New York time on the second business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Participant’s DTC account on the second business day following the purchase order dates. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of each Trust Series shall be borne solely by the Authorized Participant.

Because orders to purchase baskets must be placed by 10:30 a.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. A Trust Series’ NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form, as described in the Authorized Participant Agreement, or the fulfillment of the order in the opinion of its counsel may be illegal under applicable laws and regulations, or if circumstances outside the control of USCF, the Marketing Agent or the Custodian make it for all practical purposes not feasible for the shares to be delivered under the Redemption Order. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., two baskets) or less, unless USCF has reason to believe that the placer of the redemption order does in fact possess all the outstanding shares and can deliver them.

Creation and Redemption Transaction Fee

To compensate each Trust Series for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to each Trust Series per order to create or redeem baskets, regardless of the number of baskets in such order. Authorized Participants pay each Trust Series a $350 transaction fee for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until thirty (30) days after the date of the notice.

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

Who is the Trustee?

Wilmington Trust, N.A. (the “Trustee”) serves as the Trust’s corporate trustee as required under the Delaware Statutory Trust Act (“DSTA”). USCF pays the Trustee $3,000 annually for its services to the Trust.

The Trustee is the sole trustee of the Trust. The rights and duties of the Trustee and USCF with respect to the offering of the shares and management of the Trust Series and the shareholders are governed by the provisions of the DSTA and by the Trust Agreement. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the DSTA. The Trustee does not owe any other duties to the Trust, USCF or the shareholders of the Trust Series. The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890. The Trustee is unaffiliated with USCF.

The Trustee is permitted to resign upon at least sixty (60) days’ notice to the Trust, provided, that any such resignation will not be effective until a successor Trustee is appointed by USCF. USCF has the discretion to replace the Trustee.

Only the assets of the Trust and USCF are subject to issuer liability under the federal securities laws for the information contained in this prospectus and under federal securities laws with respect to the issuance and sale of the shares. Under such laws, neither the Trustee, either in its capacity as Trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer or a director, officer or controlling person of the issuer of the shares. The Trustee’s liability in connection with the issuance and sale of the shares is limited solely to the express obligations of the Trustee set forth in the Trust Agreement.

Under the Trust Agreement, USCF has exclusive management and control of all aspects of the Trust’s business. The Trustee has no duty or liability to supervise the performance of USCF, nor will the Trustee have any liability for the acts or omissions of USCF. The shareholders have no voice in the day to day management of the business and operations of the Trust Series and the Trust, other than certain limited voting rights as set forth in the Trust Agreement. In the course of its management of the business and affairs of the Trust Series and the Trust, USCF may, in its sole and absolute discretion, appoint an affiliate or affiliates of USCF as additional sponsors and retain such persons, including affiliates of USCF, as it deems necessary to effectuate and carry out the purposes, business and objectives of the Trust.

Because the Trustee has no authority over the Trust’s operations, the Trustee itself is not registered in any capacity with the CFTC.

Use of Proceeds

USCF will cause the Trust Series to transfer the proceeds of the sale of Creation Baskets to the Custodian or another custodian for use in trading activities.  USCF will invest each Trust Series’ assets in Applicable Benchmark Component Futures Contracts and Other Related Investments, short-term Treasuries, cash and cash equivalents. When a Trust Series purchases Applicable Benchmark Component Futures Contracts and certain Other Related Investments that are exchange-traded, the Trust Series is required to deposit with the FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under the Applicable Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC Applicable Interests generally impose similar collateral requirements on a Trust Series. USCF invests a Trust Series’ assets that remain after margin and collateral is posted in Treasuries, cash and/or cash equivalents. Subject to these margin and collateral requirements, USCF has sole authority to determine the percentage of assets that will be:

●	held as margin or collateral with FCMs or other custodians;
●	used for other investments; and
●	held in bank accounts to pay current obligations and as reserves.

Approximately 5% to 30% of a Trust Series’ assets have normally been committed as margin for commodity futures contracts.  However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range. An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to each Trust Series to hold trading positions at any time. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC Applicable Interests based on changes in the value of the Applicable Interests. Furthermore, ongoing collateral requirements with respect to OTC Applicable Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under the Applicable Interest, and each party’s creditworthiness. Margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held. In light of the differing requirements for initial payments under exchange-traded and OTC Applicable Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of a Trust Series’ assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by a Trust Series constitute reserves that are available to meet ongoing margin and collateral requirements. All interest income is used for a Trust Series’ benefit.

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

As discussed above, on October 15, 2020, the CFTC approved the Position Limits Rule.  The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.  The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”).  With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework.  In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions.  Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions.  Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

Certain Applicable Benchmark Component Futures Contracts will be subject to position limits under the Position Limits Rule, and the Trust Series’ trading does not qualify as an enumerated bona fide hedge.  Accordingly, the Position Limits Rule could negatively impact the ability of the Trust Series to meet their investment objectives by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of the Trust Series in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate in accordance with the Aggregation Rules.

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

Each Trust Series’ investment objective is for the daily percentage change in the NAV per share to reflect the daily percentage changes of the Applicable Index, less the Trust Series’ expenses. Each Trust Series seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Commodity Related Investments such that the daily percentage changes in its NAV, measured in percentage terms, will closely track the changes in the daily price of the Applicable Index, also measured in percentage terms. Each Trust Series’ investment strategy is designed to provide investors with a cost-effective way to invest indirectly in various commodities and to hedge against movements in the spot price of applicable commodities. An investment in a Trust Series therefore, involves investment risk and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of commodities will have an efficient hedge only if the return from their shares closely correlates with the return of the Applicable Index. In addition to investment risk and correlation risk, an investment in a Trust Series involves tax risks, OTC risks, and other risks.

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

COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of the Trust Series’ investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the Trust Series. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on the Trust Series and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair the Trust Series’ ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of the Trust Series’ service providers, adversely affect the value and liquidity of the Trust Series’ investments, and negatively impact the Trust Series’ performance and your investment in the Trust Series. The extent to which COVID-19 will affect the Trust Series and the Trust Series’ service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of the Trust Series’ investments could be impacted adversely.

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

Variables such as drought, floods, weather, pandemics (such as COVID-19), embargoes, tariffs and other political events may have a larger impact on commodity prices and commodity-linked instruments, including Futures Contracts and Other Commodity-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject a Trust Series’ investments to greater volatility than investments in traditional securities.

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

Historical performance of a Trust Series and the Applicable Benchmark Component Futures Contracts is not indicative of future performance.

Past performance of a Trust Series or the Applicable Benchmark Component Futures Contracts is not necessarily indicative of future results. Therefore, past performance of a Trust Series or the Applicable Benchmark Component Futures Contracts should not be relied upon in deciding whether to buy shares of a Trust Series.

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

A Trust Series’ NAV per share will change throughout the day as fluctuations occur in the market value of that Trust Series’ portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares. Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the commodities comprising the Applicable Benchmark Component Futures Contracts and the Applicable Index at any point in time. USCF expects that exploitation of certain arbitrage opportunities by “Authorized Participants,” the institutional firms that directly purchase and redeem shares in blocks of 50,000 shares (“Creation Baskets” and “Redemption Baskets” respectively, together, “baskets”), and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that. For example, a shortage of a Trust Series’ shares in the market and other factors could cause that Trust Series’ shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from a Trust Series that could be resold in the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from the Trust Series by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium.

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

An investment in a Trust Series is not a proxy for investing in the commodities markets, and the daily percentage changes in the price of the Applicable Benchmark Component Futures Contracts, or the NAV of the Trust Series, may not correlate with daily percentage changes in the spot price of the physical commodities that underlie the Applicable Index.

An investment in a Trust Series is not a proxy for investing in the commodities markets. To the extent that investors use a Trust Series as a means of investing indirectly in physical commodities, there is the risk that the daily changes in the price of the Trust Series’ shares on the NYSE Arca, on a percentage basis, will not closely track the daily changes in the spot price of the commodities on a percentage basis. This could happen if the price of shares traded on the NYSE Arca does not correlate closely with the value of the Trust Series’ NAV; the changes in the Trust Series’ NAV do not correlate closely with the changes in the price of the Benchmark Component Futures Contract; or the changes in the price of the Benchmark Component Futures Contract does not closely correlate with the changes in the cash or spot price of the commodities. This is a risk because if these correlations do not exist, then investors may not be able to use the Trust Series as a cost-effective way to indirectly invest in commodities or as a hedge against movements in the spot price of commodities. The degree of correlation among a Trust Series’ share price, the price of the Benchmark Component Futures Contract and the spot price of commodities depends upon circumstances such as variations in the speculative commodities market, supply of and demand for Futures Contracts (including the Applicable Benchmark Component Futures Contracts) and Other Related Investments, and technical influences on trading futures contracts. Investors who are not experienced in investing in futures contracts or the factors that influence that market or speculative trading in futures markets and may not have the background or ready access to the types of information that investors familiar with these markets may have and, as a result, may be at greater risk of incurring losses from trading in a Trust Series’ shares than such other investors with such experience and resources.

Daily percentage changes in the price of the Applicable Benchmark Component Futures Contract may not correlate with daily percentage changes in the spot price of the corresponding commodity.

The correlation between changes in prices of an Applicable Benchmark Component Futures Contract and the spot price of the corresponding commodity may at times be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative commodities market, supply of and demand for Futures Contracts (including the Applicable Benchmark Component Futures Contract) and Other Commodity-Related Investments, and technical influences in futures trading.

In addition, a Trust Series is not able to replicate exactly the changes in the price of the Applicable Index because the total return generated by the Trust Series is reduced by expenses and transaction costs, including those incurred in connection with the Trust Series’ trading activities, and increased by interest income from the Trust Series’ holdings of Treasuries. Tracking the Applicable Index requires trading of the relevant Trust Series’ portfolio with a view to tracking the Applicable Index over time and is dependent upon the skills of USCF and its trading principals, among other factors.

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

As discussed above, on October 15, 2020, the CFTC approved the Position Limits Rule.  The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.  The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”).  With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework.  In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions.  Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions.  Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

Certain of the Applicable Benchmark Component Futures Contracts will be subject to position limits under the Position Limits Rule, and the Trust Series’ trading does not qualify as an enumerated bona fide hedge.  Accordingly, the Position Limits Rule could negatively impact the ability of the Trust Series to meet their investment objectives by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of the Trust Series in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate in accordance with the Aggregation Rules.

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

Risk mitigation measures imposed by the Trust Series’ FCMs have the potential to cause tracking error by limiting a Trust Series’ investments, including its ability to fully invest in the Applicable Benchmark Component Futures Contract and other Futures Contracts, which could cause the price of the Trust Series’ shares to substantially vary from the price of the Applicable Benchmark Component Futures Contracts.

The Trust Series’ FCMs have discretion to impose limits on the positions that a Trust Series may hold in the Applicable Benchmark Component Futures Contracts as well as certain other months. To date, the Trust Series’ FCMs have not imposed any such limits. However, were the FCMs to impose limits on a Trust Series, such Trust Series’ ability to have a substantial portion of its assets invested in the Applicable Benchmark Component Futures Contract and other Futures Contracts could be severely limited, which could lead the Trust Series to invest in other Futures Contracts or, potentially, Other Related Investments. The Trust Series could also have to more frequently rebalance and adjust the types of holdings in its portfolio than is currently the case. This could inhibit the Trust Series from pursuing its investment objective in the same manner that it has historically and currently.

In addition, when offering Creation Baskets for purchase, limitations imposed by exchanges and/or any of the FCMs could limit a Trust Series’ ability to invest the proceeds of the purchases of Creation Baskets in Applicable Benchmark Component Futures Contracts and other Futures Contracts. If this were the case, the Trust Series may invest in other permitted investments, including Other Related Investments, and may hold larger amounts of Treasuries, cash and cash equivalents, which could impair the Trust Series’ ability to meet its investment objective.

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

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, the Trust Series could be liable for U.S. Federal income tax, if the IRS does not accept the assumptions and conventions applied by the Trust Series in allocating those items, with potential adverse consequences for an investor.

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

Other Risks

The Trust Series pay fees and expenses that are incurred regardless of whether they are profitable.

Unlike mutual funds, commodity pools or other investment pools that manage their investments in an attempt to realize income and gains and distribute such income and gains to their investors, the Trust Series generally do not distribute cash shareholders. You should not invest in a Trust Series if you will need cash distributions from the Trust Series to pay taxes on your share of income and gains of the Trust Series, if any, or for any other reason.

You will have no rights to participate in the management of a Trust Series and will have to rely on the duties and judgment of USCF to manage the Trust Series.

The Trust Series is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and “Authorized Participants,” the institutional firms that directly purchase and redeem shares in baskets of 50,000 shares. USCF’s officers, directors and employees do not devote their time exclusively to the Trust Series. USCF’s personnel are directors, officers or employees of other entities that may compete with the Trust Series for their services, including other commodity pools (funds) that USCF manages. USCF could have a conflict between its responsibilities to the Trust Series and to those other entities. As a result of these and other relationships, parties involved with the Trust Series have a financial incentive to act in a manner other than in the best interest of the Trust Series and the shareholders.

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

The Trust Series are not actively managed and their investment objectives are for the daily changes in percentage terms of their shares’ per share NAV for any period of 30 successive valuation days to be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the Applicable Benchmark Component Futures Contracts over the same period.

The Trust Series are not actively managed by conventional methods. Accordingly, if a Trust Series' investments are declining in value, the Trust Series will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out futures positions in connection with the monthly change in the Applicable Benchmark Component Futures Contracts. USCF will seek to cause the NAV of the shares of each Trust Series to track the Applicable Index during periods in which the price is flat or declining as well as when the price is rising. The ability of each Trust Series to invest in the Applicable Benchmark Component Futures Contracts could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on the Trust Series with respect to its investment in Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including a Trust Series, with respect to such Trust Series acquiring additional Futures Contracts, or such Trust Series selling additional shares.

A Trust Series may not meet the listing standards of NYSE Arca, which would adversely impact an investor’s ability to sell shares.

The shares of each Trust Series are listed for trading on the NYSE Arca. NYSE Arca may suspend a Trust Series' shares from trading on the exchange with other without prior notice to the Trust Series upon failure of such Trust Series to comply with the NYSE’s listing requirements or, when in its sole discretion, the NYSE Arca determines that such suspension of dealings is in the public interest or otherwise warranted. There can be no assurance that the requirements necessary to maintain the listing of each Trust Series' shares will continue to be met or will remain unchanged. If a Trust Series were unable to meet the NYSE’s listing standards and were to become delisted, an investor’s ability to sell its shares would be adversely impacted.

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

Each Trust Series pays brokerage charges of approximately 0.10% of average total net assets based on brokerage fees of $3.00 per buy or sell, management fees of 0.65% of NAV on its average net assets in the case of CPER and 0.80% in the case of USCI (in each case, before any applicable voluntary or contractual expense waivers), and OTC spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the Trust Agreement and under agreements entered into by USCF on each Trust Series’ behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

Shareholders have very limited voting rights with respect to each Trust Series’ affairs and have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). Shareholders may elect a replacement sponsor only if USCF resigns voluntarily or loses its corporate charter. Shareholders are not permitted to participate in the management or control of any Trust Series or the conduct of its business. Shareholders must therefore rely upon the duties and judgment of USCF to manage each Trust Series’ affairs.

A Trust Series could become leveraged if the Trust Series had insufficient assets to completely meet its margin or collateral requirements relating to its investments.

Although the Trusts Series do not and will not borrow money or use debt to satisfy their margin or collateral obligations in respect of their investments, a Trust Series could become leveraged if the Trust Series were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if the Trust Series were to hold assets that have a value of less than zero.

USCF endeavors to have the value of the Trust Series’ Treasuries, cash and cash equivalents, whether held by a Trust Series or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Related Investments. Although permitted to do so under the Trust Agreement, the Trust Series have not and do not intend to leverage their assets by making investments beyond the Trust Series’ potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, the Trust Series’ investment decisions will take into account the need for the Trust Series to make permitted investments that also allow them to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, becoming leveraged, including by the holding of assets that have a high probability of having a value of less than zero.

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

A Trust Series may potentially lose money on its holdings of money market mutual funds.

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

A Trust Series may determine that to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective it may limit its offers of Creation Baskets.

A Trust Series may determine that it will limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits); (2) market conditions (including but not limited to those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures taken by the Trust Series’ current and other FCMs that limit the Trust Series and other market participants from investing in particular copper futures contracts, a Trust Series’ management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares, could also occur as a result of a Trust Series determining to limit the offering of creation baskets.

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

Investors cannot be assured that the agreement between SummerHaven and USCF for use of an Applicable Index will continue for any length of time. Should the agreement between SummerHaven and USCF for use of an Applicable Index be terminated, USCF will be required to find a replacement index, which may have an adverse effect on a Trust Series.

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

The Trust Agreement Limits the Forum in Which Claims May be Brought Against USCF, the Trust, the Trustee or their Respective Directors and Officers,

The rights of USCF, the Trust, the Trust Series, DTC (as registered owner of the Trust Series’ global certificate for shares) and the shareholders are governed by the laws of the State of Delaware. USCF, the Trust, the Trust Series and DTC and, by accepting shares, each DTC Participant and each shareholder, consent to the exclusive jurisdiction of the courts of the State of Delaware and any federal courts located in Delaware other than for a person to assert a claim of Delaware jurisdiction over USCF, the Trust or the Trust Series. As a result, any claims, suits, actions or proceedings arising out of or relating in any way to the 1933 Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust, the Delaware Statutory Trust Act (the “Trust Act”), the Trust Agreement or asserting a claim governed by the internal affairs (or similar) doctrine (including, without limitation, any claims, suits, actions or proceedings to interpret, apply or enforce (i) the provisions of the Trust Agreement, or (ii) the duties (including fiduciary duties), obligations or liabilities of the Trust to USCF, the shareholders or the Trustee, or of USCF or the Trustee to the Trust, to the shareholders or each other, or (iii) the rights or powers of, or restrictions on, the Trust, the Trustee or the shareholders, or (iv) any provision of the Trust Act or other laws of the State of Delaware pertaining to trusts made applicable to the Trust pursuant to the Trust Act, or (v) any other instrument, document, agreement or certificate contemplated by any provision of the Trust Act or the Trust Agreement relating in any way to the Trust, shall be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction.

We believe this provision benefits us and the shareholders: (1) by having disputes resolved by a forum with the experience and established precedent for resolving these types of disputes under Delaware law, (2) by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, and, (3) as a result of the foregoing, limiting the time cost and uncertainty of litigation. However, this provision may limit the right of a Trust Series’ shareholders to bring a claim in a judicial forum they believe is more favorable for its disputes against USCF, the Trust, or the Trustee. In addition, it may have the effect of discouraging lawsuits against USCF, the Trust, the Trustee, or their respective directors and officers. Although the Trust Agreement contains the exclusive choice of forum provision described above and such provisions are expressly permitted under the Trust Act, there are no court cases that we are aware of that have interpreted the Trust Act in this regard and thus, it is possible that a court could rule that such a provision is inapplicable for a particular claim or action or that such provision is unenforceable. With the validity and enforceability of exclusive forum selection provisions still somewhat in question outside of the State of Delaware, there may be increased litigation over such provisions. Challenging shareholders might bring actions in courts outside of Delaware to attack a forum selection clause that specifies Delaware as the exclusive jurisdiction. A non-Delaware court could view negatively a forum selection clause in favor of Delaware, in particular, because such a provision may appear to divest the non-Delaware court of its legal jurisdiction.

Section 27 of the Exchange Act vests exclusive federal jurisdiction for all claims brought to enforce any duty or liability created under the Exchange Act. Therefore, any exclusive forum selection clauses will not apply to any such claim. In addition, Section 22 of the 1933 Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the 1933 Act or the rules and regulations thereunder. As a result, there is uncertainty as to whether a court would enforce an exclusive forum selection clause in connection with claims arising under the 1933 Act and/or the Exchange Act, and the rules and regulations thereunder, and in any event, stockholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder.

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

General Risk Factors

Changes to U.S. tariff and import/export regulations could have a negative effect on the Funds.

There has been ongoing discussion and commentary regarding significant changes that have been and could be made to U.S. trade policies, treaties and tariffs. The new U.S. presidential administration and U.S. Congress is in the process of reversing changes made by the prior U.S. presidential administration and there is uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and negatively impact the Funds.

There is uncertainty surrounding potential legal, regulatory and policy changes by the new presidential administration in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020 and subsequent senate runoff elections, there has been a change in control of the executive and legislative branches of the U.S. government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and regulation of the energy sector, climate change, and the financial services industry, as well as changes in tax rates.  The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting the energy sector and financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect the Funds' investments.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

From time to time, a Trust Series may be involved in legal proceedings arising primarily from the ordinary course of its business.  None of the Trust Series is currently party to any material legal proceedings.  In addition, USCF, as sponsor of the Trust and general partner of the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of its business.  Except as described herein, USCF is not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April and early May regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the 1933 Act and Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the CEA, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

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

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love, and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas (the “Lucas Class Action”).  The Court thereafter consolidated the Lucas Class Action with two related putative class actions filed on July 31, 2020 and August 13, 2020, and appointed a lead plaintiff.  The consolidated class action is pending in the U.S. District Court for the Southern District of New York under the caption  In re: United States Oil Fund, LP Securities Litigation, Civil Action No. 1:20-cv-04740.

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the 1934 Act, and Rule 10b-5.  The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war.  The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements.  The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees.  The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The lead plaintiff has filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, in the U.S. District Court for the Northern District of California as Civil Action No. 3:20-cv-4596 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the 1933 Act, challenging disclosures in a March 19, 2020 registration statement. It alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Wang Class Action was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a derivative action on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. All proceedings in the Mehan Action are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest such claims.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate derivative actions on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson in the U.S. District Court for the Southern District of New York at Civil Action No. 1:20-cv-06974 (the “Cantrell Action”) and Civil Action No. 1:20-cv-06981 (the “AML Action”), respectively.

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointing co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Shares

USCI’s shares have traded on the NYSE Arca under the symbol “USCI” since August 10, 2010. CPER’s shares have traded on the NYSE Arca under the symbol “CPER” since November 15, 2011.

As of December 31, 2020, USCI had approximately 15,911 holders of shares.

As of December 31, 2020, CPER had approximately 3,563 holders of shares.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USCI

USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 4 baskets (comprising 200,000 shares) and 48 baskets (comprising 2,400,000 shares) for the three and twelve months ended December 31, 2020, respectively. Monthly redemptions for the last three months are detailed below.

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
10/1/20 to 10/31/20	100,000	$30.31
11/1/20 to 11/30/20	—	$—
12/1/20 to 12/31/20	100,000	$31.01
Total	200,000

CPER

CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 1 basket (comprising 50,000 shares) and 14 baskets (comprising 700,000 shares) for the three and twelve months ended December 31, 2020, respectively. Monthly redemptions for the last three months are detailed below.

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
10/1/20 to 10/31/20	50,000	$18.33
11/1/20 to 11/30/20	—	$—
12/1/20 to 12/31/20	—	$—
Total	50,000

Item 6. Selected Financial Data.

Financial Highlights for USCI (for the years ended December 31, 2020, 2019, 2018, 2017 and 2016)

(Dollar amounts in 000’s except for per share information)

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Total assets	$111,174	$192,499	$464,077	$504,277	$643,374
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(25,334)	$(12,972)	$(76,612)	$27,280	$(12,203)
Net income (loss)	$(25,552)	$(8,414)	$(71,771)	$26,491	$(15,640)
Weighted average limited partnership shares	4,381,644	9,286,164	13,764,384	12,996,575	14,559,973
Net income (loss) per share	$(4.29)	$(0.62)	$(4.99)	$2.46	$(0.50)
Net income (loss) per weighted average share	$(5.83)	$(0.91)	$(5.21)	$2.04	$(1.07)
Cash and cash equivalents at end of year	$103,319	$163,037	$427,657	$464,781	$601,266

Financial Highlights for CPER (for the years ended December 31, 2020, 2019, 2018, 2017 and 2016)

(Dollar amounts in 000’s except for per share information)

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Total assets	$66,689	$7,515	$11,561	$13,127	$5,805
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$7,491	$109	$(3,109)	$2,257	$248
Net income (loss)	$7,403	$271	$(2,993)	$2,265	$237
Weighted average limited partnership shares	1,111,507	615,753	636,986	577,397	200,546
Net income (loss) per share	$4.18	$1.10	$(4.61)	$4.69	$2.12
Net income (loss) per weighted average share	$6.66	$0.44	$(4.70)	$3.92	$1.18
Cash and cash equivalents at end of year	$62,334	$6,700	$10,754	$9,300	$5,388

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the Trust included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. The Trust believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; significant market volatility in the commodities markets and futures markets attributable to the COVID-19 pandemic, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on the business prospects of the Trust, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business.  Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Trust has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and the Trust assumes no obligation to update any such forward-looking statements. Although the Trust undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Trust may make directly to them or through reports that the Trust files in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

USCI seeks to achieve its investment objective by investing so that the average daily percentage change in USCI’s NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the SDCI over the same period.  The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and is calculated and published by Bloomberg L.P. Futures contracts for the commodities comprising the SDCI are traded on the New York Mercantile Exchange (“NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), and Commodity Exchange, Inc. (“COMEX”) (the NYMEX, ICE Futures, CBOT, CME, LME and COMEX, collectively, the “Futures Exchanges”) and are collectively referred to herein as “Futures Contracts.” The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The relative weighting of the Benchmark Component Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Futures Contracts developed by SHIM.

USCI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USCI will invest next in other Futures Contracts based on the same commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts if one or more other Futures Contracts is not available. When USCI has invested to the fullest extent possible in exchange-traded futures contracts, USCI may then invest in other contracts and instruments based on the Benchmark Component Futures Contracts, other Futures Contracts or the commodities included in the SDCI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts and other contracts and instruments based on the Benchmark Component Futures Contracts are collectively referred to as “Other Commodity-Related Investments,” and together with Benchmark Component Futures Contracts and other Futures Contracts, “Commodity Interests.”

USCI seeks to achieve its investment objective by investing so that the average daily percentage change in USCI’s NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the SDCI over the same period. USCF believes that the market arbitrage opportunities will cause the daily changes in USCI’s share price on the NYSE Arca on a percentage basis to closely track the daily changes in USCI’s per share NAV on a percentage basis. USCF believes that the net effect of this expected relationship and the expected relationship described above between USCI’s per share NAV and the SDCI will be that the daily changes in the price of USCI’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the SDCI on a percentage basis, less USCI’s expenses. While USCI is composed of Benchmark Component Futures Contracts and is therefore a measure of the prices of the corresponding commodities comprising the SDCI for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the SDCI and the cash or spot prices of the commodities underlying the Benchmark Component Futures Contracts.

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of December 31, 2020, USCI held 599 Futures Contracts on the NYMEX, held 792 Futures Contracts on the ICE Futures, held 915 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 621 Futures Contracts on the LME and held 187 Futures Contracts on the COMEX, totaling 3,114 futures contracts.

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

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “SCI”), less CPER’s expenses. CPER seeks to achieve its investment objective by investing so that the average daily percentage change in CPER’s NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the Benchmark Component Copper Futures Contracts over the same period.  The SCI is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts on the Commodity Exchange, Inc. exchange (“COMEX”). The SCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by the NYSE Arca. The SCI is comprised of either one or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts based on the same copper as the futures contracts subject to such regulatory constraints or market conditions, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or other items based on copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.”

CPER seeks to achieve its investment objective by investing so that the average daily percentage change in CPER’s NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the Benchmark Component Copper Futures Contracts over the same period. USCF believes that market arbitrage opportunities will cause daily changes in CPER’s share price on the NYSE Arca on a percentage basis, to closely track the daily changes in CPER’s per share NAV on a percentage basis. USCF believes that the net effect of this expected relationship and the expected relationship described above between CPER’s per share NAV and the SCI will be that the daily changes in the price of CPER’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the SCI on a percentage basis, less CPER’s expenses. While CPER is composed of Benchmark Component Copper Futures Contracts and is therefore a measure of the prices of the corresponding commodities comprising the SCI for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the SCI and the cash or spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts.

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day.  This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.). CPER's shares began trading on November 15, 2011. As of December 31, 2020, CPER held 741 Futures Contracts on the COMEX.

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

As of December 31, 2020, USCI held 599 Futures Contracts on the NYMEX, held 792 Futures Contracts on the ICE Futures, held 915 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 621 Futures Contracts on the LME and held 187 Futures Contracts on the COMEX, totaling 3,114 futures contracts. As of December 31, 2020, CPER held 741 Futures Contracts on the COMEX. For the fiscal year ended December 31, 2020, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the fiscal year ended December 31, 2020, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

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

On October 15, 2020, the CFTC approved the Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.  The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”).  With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework.  In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions.  Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions.  Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

Certain Applicable Benchmark Component Futures Contracts will be subject to position limits under the Position Limits Rule, and the Trust Series’ trading does not qualify as an enumerated bona fide hedge.  Accordingly, the Position Limits Rule could negatively impact the ability of the Trust Series to meet their investment objectives by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of the Trust Series in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

Commodity Markets

Commodity Futures Price Movements

Year Ended December 31, 2020

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly downward trend during the year ended December 31, 2020. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	(10.64)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	(23.72)%
Bloomberg Commodity Index Total Return(2)	(3.12)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(7.53)%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of January 1, 2020 was $1,219.05. As of December 31, 2020, the value of the SDCI was $1,089.40, down approximately (10.64)% over the year ended December 31, 2020.

The return of approximately (10.64)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $36.87 and ended the year at $32.58 on December 31, 2020, a decrease of approximately (11.64)% over the year. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USCI's per share NAV.

Copper Markets

Copper Futures Price Movements

Year Ended December 31, 2020

As measured by the two major copper indexes, copper futures prices exhibited a downward trend during the year ended December 31, 2020. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	24.18%
Bloomberg Copper Subindex Total Return(2)	23.32%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of January 1, 2020 was $905.32. As of December 31, 2020, the value of the SCI was $1,124.23, up approximately 24.18% over the year ended December 31, 2020.

The return of approximately 24.18% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $17.54 and ended the year at $21.72 on December 31, 2020, an increase of approximately 23.83% over the year. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect CPER's per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI has not registered any subsequent offerings of its shares. As of December 31, 2020, USCI had issued 35,700,000 shares, 3,400,000 of which were outstanding. As of December 31, 2020, there were 14,300,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

Since its initial offering of 30,000,000 shares, CPER has not registered any subsequent offerings of its shares. As of December 31, 2020, CPER had issued 5,400,000 shares, 3,000,000 of which were outstanding. As of December 31, 2020, there were 24,600,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

As of December 31, 2020, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

USCI

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Per share net asset value, end of year	$32.58	$36.87
Average daily total net assets	$129,486,508	$347,299,990
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,049,756	$7,894,440
Annualized yield based on average daily total net assets	0.81%	2.27%
Management fee	$1,035,884	$2,778,400
Total fees and other expenses excluding management fees	$388,567	$1,039,296
Total commissions accrued to brokers	$130,772	$453,997
Total commissions as annualized percentage of average total net assets	0.10%	0.13%
Commissions accrued as a result of rebalancing	$123,122	$429,823
Percentage of commissions accrued as a result of rebalancing	94.15%	94.68%
Commissions accrued as a result of creation and redemption activity	$7,650	$24,174
Percentage of commissions accrued as a result of creation and redemption activity	5.85%	5.32%

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

The decrease in the per share NAV for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due to decrease in values of the Futures Contracts held by USCI.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2020, compared to the year ended December 31, 2019. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the year ended December 31, 2020, compared to the year ended December 31, 2019. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2020, compared to the year ended December 31, 2019 was due primarily to USCI's smaller size as measured by total net assets.

The decrease in USCI's total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to a lower number of contracts traded.

CPER

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Per share net asset value, end of year	$21.72	$17.54
Average daily total net assets	$20,581,884	$10,551,637
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$57,200	$233,696
Annualized yield based on average daily total net assets	0.28%	2.21%
Management fee	$133,784	$68,586
Total fees and other expenses excluding management fees	$89,075	$83,455
Total amount of the expense waiver	$58,202	$67,628
Expenses before the allowance of the expense waiver	$222,859	$152,041
Expenses after the allowance of the expense waiver	$164,657	$84,413
Total commissions accrued to brokers	$6,587	$6,082
Total commissions as annualized percentage of average total net assets	0.03%	0.06%
Commissions accrued as a result of rebalancing	$4,363	$5,353
Percentage of commissions accrued as a result of rebalancing	66.24%	88.01%
Commissions accrued as a result of creation and redemption activity	$2,224	$729
Percentage of commissions accrued as a result of creation and redemption activity	33.76%	11.99%

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

The increase in the per share NAV for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due to increase in values of the Futures Contracts held by CPER.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2020, compared to the year ended December 31, 2019. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the year ended December 31, 2020. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2020, compared to the year ended December 31, 2019 was due primarily to CPER's higher assets.

The increase in CPER's total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to a higher number of contracts traded.

Portfolio Holdings for USCI

During the year ended December 31, 2020, USCI’s portfolio held at all times Futures Contracts based on at least fourteen different commodities. Due to changes in the composition of the SDCI, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The SDCI” below). The table below lists the Benchmark Component Futures Contracts held during the year ended December 31, 2020.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2020	2/1/2020	3/1/2020	4/1/2020	5/1/2020	6/1/2020	7/1/2020	8/1/2020	9/1/2020	10/1/2020	11/1/2020	12/1/2020
Crude Oil (Brent)	●	●	●									●
Crude Oil (WTI)	●
Gas Oil	●		●
Heating Oil	●		●
Natural Gas		●		●	●	●	●		●		●
Unleaded Gasoline	●	●	●					●	●	●	●	●
Feeder Cattle		●		●	●		●		●	●	●	●
Lean Hogs	●	●	●	●	●	●		●		●
Live Cattle		●	●	●	●	●					●
Corn												●
Soybeans				●	●	●	●	●		●	●	●
Soybean Meal				●						●	●	●
Soybean Oil	●			●			●	●	●	●	●	●
Wheat		●	●	●	●	●		●	●	●	●	●
Aluminum
Copper	●		●	●	●	●	●	●	●	●	●	●
Lead		●
Nickel	●				●	●	●	●	●
Tin	●				●	●	●	●	●		●
Zinc	●	●				●						●
Gold		●	●	●	●	●	●	●	●	●	●	●
Platinum	●	●	●		●	●	●	●
Silver	●	●	●	●	●	●	●	●	●	●	●	●
Cocoa		●	●	●	●	●	●	●	●	●		●
Coffee	●		●	●	●	●	●	●	●	●
Cotton							●		●	●	●
Sugar		●	●	●			●	●	●	●	●	●

• = Component

Source: Bloomberg

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2020. Second, while the tables above list the order of the commodities alphabetically (first by which of the six sectors a commodity falls into and then within each sector), the table below lists the commodities from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

													YTD Spot Price
Commodity	1/1/2020	2/1/2020	3/1/2020	4/1/2020	5/1/2020	6/1/2020	7/1/2020	8/1/2020	9/1/2020	10/1/2020	11/1/2020	12/1/2020	Performance
Natural Gas	●	●	●					●	●	●	●	●	16.0%
Unleaded Gasoline		●		●	●	●	●		●		●		(17.0)%
Crude Oil (WTI)	●		●										(20.5)%
Crude Oil (Brent)	●		●										(21.5)%
Heating Oil	●	●	●									●	(27.2)%
Gas Oil	●	☐	☐	☐	☐	☐	☐	☐	☐	☐	☐	☐	(31.5)%
Lean Hogs	●	●	●	●	●	●		●		●			(1.6)%
Feeder Cattle		●		●	●		●		●	●	●	●	(4.4)%
Live Cattle	☐	●	●	●	●	●	☐	☐	☐	☐	●	☐	(9.4)%
Soybean Meal				☐	●	●	●	●		●	●	●	44.8%
Soybeans		●	●	●	●	●		●	●	●	●	●	39.5%
Soybean Oil	●			●			●	●	●	●	●	●	25.6%
Corn				●						●	●	●	24.8%
Wheat	☐	☐	☐	☐	☐	☐	☐	☐	☐	☐	☐	●	14.6%
Copper	●		●	●	●	●	●	●	●	●	●	●	25.8%
Zinc		●											19.8%
Tin	●	●				●						●	19.3%
Nickel	●				●	●	●	●	●				18.6%
Aluminum													10.6%
Lead	●	☐	☐	☐	●	●	●	●	●	☐	●	☐	3.5%
Silver	●	●	●		●	●	●	●					47.4%
Gold		●	●	●	●	●	●	●	●	●	●	●	24.4%
Platinum	●	●	●	●	●	●	●	●	●	●	●	●	10.7%
Sugar		●	●	●			●	●	●	●	●	●	15.4%
Cotton		●	●	●	●	●	●	●	●	●		●	13.1%
Cocoa							●		●	●	●		2.5%
Coffee	●	☐	●	●	●	●	●	●	●	●	☐	☐	(1.1)%

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

USCI

For the 30-valuation days ended December 31, 2020, the simple average daily change in the SDCI was 0.184%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.181%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was 1.792%, meaning that over this time period USCI’s tracking error was  within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended December 31, 2020, the last trading day in December. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended December 31, 2020.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to December 31, 2020, the simple average daily change in the SDCI was (0.007)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.013)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.452)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2020, the actual total return of USCI as measured by changes in its per share NAV was (11.64)%. This is based on an initial per share NAV of $36.87 as of December 31, 2019 and an ending per share NAV as of December 31, 2020 of $32.58. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $32.95 as of December 31, 2020, for a total return over the relevant time period of (10.63)%. The difference between the actual per share NAV total return of USCI of (11.64)% and the expected total return based on the SDCI of (10.63)% was an error over the time period of (1.01)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2020, USCI earned interest income of $945,829, which is equivalent to a weighted average income rate of approximately 0.81% for such period. In addition, during the year ended December 31, 2020, USCI also collected $8,750 from its Authorized Participants for creating or redeeming baskets of shares and earned $103,927 in dividend income. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2020, USCI incurred total expenses of $1,424,451. Loss from interest, dividends and Authorized Participant collections net of expenses was ($365,945), which is equivalent to a weighted average net loss rate of approximately (0.28)% for the year ended December 31, 2020.

By comparison, for the year ended December 31, 2019, the actual total return of USCI as measured by changes in its per share NAV was (1.65)%. This was based on an initial per share NAV of $37.49 as of December 31, 2018 and an ending per share NAV as of December 31, 2019 of $36.87. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $37.42 as of December 31, 2019, for a total return over the relevant time period of (0.19)%. The difference between the actual per share NAV total return of USCI of (1.65)% and the expected total return based on the SDCI of (0.19)% was an error over the time period of (1.46)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the year ended December 31, 2019, USCI earned interest income of $7,449,252, which is equivalent to a weighted average income rate of approximately 2.14% for such period. In addition, during the year ended December 31, 2019, USCI also collected $26,950 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the year ended December 31, 2019, USCI incurred total expenses of $3,817,696. Income from interest and Authorized Participant collections net of expenses was $3,658,506, which is equivalent to a weighted average net income rate of approximately 1.05% for the year ended December 31, 2019.

CPER

For the 30-valuation days ended December 31, 2020, the simple average daily change in the SCI was 0.305%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.309%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (2.982)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended December 31, 2020, the last trading day in December. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended December 31, 2020.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to December 31, 2020, the simple average daily change in the SCI was 0.005%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.002%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.246)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2020, the actual total return of CPER as measured by changes in its per share NAV was 23.83%. This is based on an initial per share NAV of $17.54 as of December 31, 2019 and an ending per share NAV as of December 31, 2020 of $21.72. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $21.78 as of December 31, 2020, for a total return over the relevant time period of 24.17%. The difference between the actual per share NAV total return of CPER of 23.83% and the expected total return based on the SCI of 24.17% was an error over the time period of (0.34)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2020, CPER earned interest income of $44,627, which is equivalent to a weighted average income rate of approximately 0.28% for such period. During the year ended December 31, 2020, CPER collected $13,304 in fees from its Authorized Participants for creating or redeeming baskets of shares and earned $12,573 in dividend income. During the year ended December 31, 2020, CPER incurred net expenses of $164,657. Loss from interest, dividends and Authorized Participant collections net of expenses was $(94,153), which is equivalent to a weighted average net loss rate of approximately 0.46% for the year ended December 31, 2020.

By comparison, for the year ended December 31, 2019, the actual total return of CPER as measured by changes in its per share NAV was 6.69%. This was based on an initial per share NAV of $16.44 as of December 31, 2018 and an ending per share NAV as of December 31, 2019 of $17.54. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.66 as of December 31, 2019, for a total return over the relevant time period of 7.42%. The difference between the actual per share NAV total return of CPER of 6.69% and the expected total return based on the SCI of 7.42% was an error over the time period of (0.73)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the year ended December 31, 2019, CPER earned interest income of $209,278, which is equivalent to a weighted average income rate of approximately 1.98% for such period. During the year ended December 31, 2019, CPER collected $6,300 in fees from its Authorized Participants for creating or redeeming baskets of shares. During the year ended December 31, 2019, CPER incurred net expenses of $84,413. Income from interest and Authorized Participant collections net of expenses was $131,165, which is equivalent to a weighted average net income rate of approximately 1.24% for the year ended December 31, 2019.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series' ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series' attempt to track the Applicable Index.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2020. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series' NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index's total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2019. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2019. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2019. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2019. During the year ended December 31, 2020, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2020, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2009 through December 31, 2020.

As discussed above, the composition of the SDCI was revised effective December 24, 2020.  In light of these changes to the SDCI, the table and chart below reflecting the performance of the SDCI from January 1, 2020 through December 31, 2020 also reflects the hypothetical performance of the SDCI from January 1, 2020 through December 24, 2020 had the changes to the composition of the SDCI been effective during that period.

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

Since the SDCI was launched on December 18, 2009, there is no actual performance history available prior to that date and there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, this data on the components and weightings is available for periods prior to December 18, 2009. The table below reflects how the SDCI would have performed from January 1, 2009 through December 31, 2020 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from January 1, 2010 through December 31, 2020

Year	Ending Level*	Annual Return
2010	1,996.49	26.52%
2011	1,850.36	(7.32)%
2012	2,069.39	11.84%
2013	1,989.24	(3.87)%
2014	1,736.71	(12.69)%
2015	1,510.95	(13.00)%
2016	1,624.88	7.54%
2017	1,842.25	13.38%
2018	1,579.47	(14.26)%
2019	1,762.43	11.58%
2020	1,797.44	1.99%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI. In addition to the actual performance of the SDCI, this chart includes the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the January 1, 2010 through December 24, 2020 period.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year Hypothetical Total Returns (1/1/2010–12/31/2020) YTD)*

30%
25%
20%
15%
10%
5%
0%
-5%
-10%
-15%
-20%
SDCI Total Return
SDCI Hypthetical Total…
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

source: Summerhaven Index Management, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the January 1, 2010 through December 24, 2020 period.

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2020.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2020
		S&P GSCI	DB LCI OY	SDCI TR	SDCI TR
	BCOM TR	TR	TR	Actual	Hypothetical
Total return	7.80%	(35.38)%	149.30%	384.13%	666.76%
Average annualized return (total)	2.16%	1.79%	6.49%	8.99%	11.17%
Annualized volatility	15.99%	23.38%	18.82%	15.14%	15.39%
Annualized Sharpe ratio	0.01	(0.01)	0.23	0.45	0.59

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through December 31, 2020 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2020; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between December 31, 2010 and December 31, 2020.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR (12/31/2010– 12/31/2020)*

140
120
100
80
60
40
20
-
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the January 1, 2010 through December 24, 2020 period.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR (12/31/2015– 12/31/2020)*

160
140
120
100
80
60
40
20
-
SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the January 1, 2010 through December 24, 2020 period.

SCI

The table and chart below show the hypothetical performance of the SCI from December 31, 2009 through December 31, 2020.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI prior to that date and the actual performance history is available from the date to the present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. As a result, this data on the components and weighting is available for periods prior to November 4, 2010. The table below reflects how the SCI would have performed from January 1, 2009 through December 31, 2020 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the SCI for the period from January 1, 2010 through December 31, 2020

Year	Ending Level*	Annual Return
2010	1,491.94	29.38%
2011	1,164.51	(21.95)%
2012	1,223.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%

*

The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year Hypothetical Total Returns (1/1/2010– 12/31/2020)

40%
30%
20%
10%
0%
-10%
-20%
-30%
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

Source: Summerhaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2020.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2020
	BCOM	Spot Copper
	Copper TR	(less storage)	SCI TR
Total return	374.68%	132.12%	617.90%
Average annualized return (total)	12.82%	9.20%	15.20%
Annualized volatility	25.80%	24.93%	25.28%
Annualized Sharpe ratio	0.42	0.29	0.52

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through December 31, 2020 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2020; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between December 31, 2009 and December 31, 2020.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (12/31/2010– 12/31/2020)*

120
100
80
60
40
20
-
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
SCI TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost

Source: SHIM, Bloomberg, LME

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the January 1, 2010 through December 24, 2020 period.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI (12/31/2015- 12/31/2020)

175
150
125
100
75
50
25
-
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
SCI TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost

Source: SHIM, Bloomberg, LME

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The comparison of the fiscal years ended December 31, 2019 and 2018 can be found in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2019 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each  Trust  Series  has  allocated  substantially  all   of  its  net  assets  to   trading   in Applicable Interests. Each  Trust  Series  invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series' NAV is held in Treasuries, cash and  cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2020, each Trust Series' expenses exceeded the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series' investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2020, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally  posts  margin  and/or holds liquid  assets that  are  approximately equal to the  market value  of its  obligations  to  counterparties  under  the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series' assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series' assets related to foreign Futures Contracts trading. During the year ended December 31, 2020, CPER did not make investments on any foreign exchanges. In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2020, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $103,873,008 and $62,333,565, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series' custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2020, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2020, FCM fees were approximately 0.10% of average daily total net assets for USCI, and approximately 0.03% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by  CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust.

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

As of December 31, 2020, USCI's portfolio consisted of 3,114 Futures Contracts traded on the Futures Exchanges and CPER's portfolio consisted of held 741 Contracts traded on the COMEX. For a list of each of USCI's and CPER's current holdings, please see www.uscfinvestments.com.

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

Item 8. Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust's and each Trust Series’ internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2020, the internal control over financial reporting for the Trust and each Trust Series is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

United States Commodity Index Funds Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Commodity Index Funds Trust (the “Trust”) and its Series including United States Commodity Index Fund, United States Copper Index Fund and USCF Crescent Crypto Index Fund, in total and for each Series as of December 31, 2020 and 2019, including the schedule of investments as of December 31, 2020 and 2019, and the related statements of operations, changes in capital and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s and its Series’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and its Series as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Trust and its Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of management and directors of the Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Spicer Jeffries LLP

We have served as the Trust’s auditor since 2009.

Denver, Colorado

February 26, 2021

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2020 and December 31, 2019

United States Commodity Index Fund

	December 31, 2020	December 31, 2019

Assets
Cash and cash equivalents (at cost $103,318,538 and $163,036,680, respectively) (Notes 2 and 6)	$103,318,538	$163,036,680
Equity in trading accounts:
Cash and cash equivalents (at cost $554,470 and $27,277,314, respectively)	554,470	27,277,314
Unrealized gain (loss) on open commodity futures contracts	7,293,344	2,138,868
Dividends receivable	2,379	25,510
Prepaid insurance*	5,212	20,198
ETF transaction fees receivable	—	350

Total Assets	$111,173,943	$192,498,920

Liabilities and Capital
Payable for shares redeemed	$—	$1,843,700
Management fees payable (Note 4)	72,934	142,699
Professional fees payable	312,461	571,822
Brokerage commissions payable	3,955	33,805
Directors' fees payable*	1,525	11,412

Total Liabilities	390,875	2,603,438

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	110,783,068	189,895,482
Total Capital	110,783,068	189,895,482

Total Liabilities and Capital	$111,173,943	$192,498,920

Shares outstanding	3,400,000	5,150,000
Net asset value per share	$32.58	$36.87
Market value per share	$32.67	$36.90

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2020 and December 31, 2019

United States Copper Index Fund

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $62,333,565 and $6,699,854, respectively) (Notes 2 and 6)	$62,333,565	$6,699,854
Equity in trading accounts:
Cash and cash equivalents (at cost $— and $399,050, respectively)	—	399,050
Unrealized gain (loss) on open commodity futures contracts	4,296,063	346,250
Receivable from Sponsor (Note 4)	58,202	67,629
Dividends receivable	1,315	1,363
Interest receivable	6	125
Prepaid insurance*	228	253

Total Assets	$66,689,379	$7,514,524

Liabilities and Capital
Payable due to Broker	$1,428,240	$429,967
Management fees payable (Note 4)	31,116	4,647
Professional fees payable	61,244	64,311
Directors' fees payable*	5,075	222

Total Liabilities	1,525,675	499,147

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	65,163,704	7,015,377
Total Capital	65,163,704	7,015,377

Total Liabilities and Capital	$66,689,379	$7,514,524

Shares outstanding	3,000,000	400,000
Net asset value per share	$21.72	$17.54
Market value per share	$21.73	$17.54

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2020 and December 31, 2019*

USCF Crescent Crypto Index Fund

	December 31, 2020*	December 31, 2019*
Assets
Cash (at cost $0 and $1,000, respectively) (Notes 2 and 6)	$—	$1,000

Total Assets	$—	$1,000

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	$—	$1,000
Shareholders	—	—
Total Capital	—	1,000

Total Liabilities and Capital	$—	$1,000

*	The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2020 and December 31, 2019

United States Commodity Index Funds Trust

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $165,652,103 and $169,737,534, respectively) (Notes 2 and 6)	$165,652,103	$169,737,534
Equity in trading accounts:
Cash and cash equivalents (at cost $554,470 and $27,676,364, respectively)	554,470	27,676,364
Unrealized gain (loss) on open commodity futures contracts	11,589,407	2,485,118
Receivable from Sponsor (Note 4)	58,202	67,629
Dividends receivable	3,694	26,873
Interest receivable	6	125
Prepaid insurance*	5,440	20,451
ETF transaction fees receivable	—	350

Total Assets	$177,863,322	$200,014,444

Liabilities and Capital
Payable due to Broker	$1,428,240	$429,967
Payable for shares redeemed	—	1,843,700
Management fees payable (Note 4)	104,050	147,346
Professional fees payable	373,705	636,133
Brokerage commissions payable	3,955	33,805
Directors’ fees payable*	6,600	11,634

Total Liabilities	1,916,550	3,102,585

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	1,000
Shareholders	175,946,772	196,910,859
Total Capital	175,946,772	196,911,859

Total Liabilities and Capital	$177,863,322	$200,014,444

Shares Outstanding	6,400,000	5,550,000

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2020

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on Open
	Notional	Number of	Commodity	% of Partners'
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG March 2021 contracts, expiring February 2021	$8,128,590	334	$308,250	0.28
ICE Cocoa Futures CC March 2021 contracts, expiring March 2021	8,303,630	304	(390,510)	(0.35)
COMEX Silver Futures SI March 2021 contracts, expiring March 2021	7,042,375	59	749,165	0.68
NYMEX Heating Oil Futures HO April 2021 contracts, expiring March 2021	7,791,651	125	5,124	—	†
COMEX Gold 100 OZ Futures GC April 2021 contracts, expiring April 2021	7,758,200	41	30,160	0.03
ICE Sugar#11 Futures SB May 2021 contracts, expiring April 2021	7,163,858	488	859,643	0.77
CBOT Soybean Meal Futures SM May 2021 contracts, expiring May 2021	6,296,440	190	1,748,160	1.58
CBOT Soybean Oil Futures S July 2021 contracts, expiring July 2021	7,279,022	325	704,278	0.63
CBOT Wheat Futures W July 2021 contracts, expiring July 2021	7,652,800	256	388,800	0.35
COMEX Copper Futures HG July 2021 contracts, expiring July 2021	6,688,013	87	982,125	0.89
CBOT Soybean Futures S November 2021 contracts, expiring November 2021	6,864,138	144	1,140,462	1.03
NYMEX RBOB Gasoline Futures RB December 2021 contracts, expiring November 2021	7,388,836	140	527,407	0.48
Foreign Contracts
LME Aluminum Futures LA February 2021 contracts, expiring February 2021*	7,649,268	154	(45,518)	(0.04)
LME Tin Futures LT February 2021 contracts, expiring February 2021	7,875,360	77	(11,927)	(0.01)
LME Tin Futures LT June 2021 contracts, expiring June 2021	7,499,520	84	1,008,840	0.91
LME Zinc Futures LX July 2021 contracts, expiring July 2021	7,747,579	111	(69,626)	(0.07)
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Tin Futures LT June 2021 contracts, expiring June 2021*	(7,833,693)	84	(674,667)	(0.61)
LME Zinc Futures LX July 2021 contracts, expiring July 2021*	(7,711,131)	111	33,178	0.03
Total Open Futures Contracts*	$103,584,456	3,114	$7,293,344	6.58

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Share Class, 0.03%#	93,191,263	$93,191,263	84.12
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.02%#	10,125,614	10,125,614	9.14
Total United States Money Market Funds		$103,316,877	93.26

†Represents less than 0.005%.

#Reflects the 7-day yield at December 31, 2020.

*Collateral amounted to $554,470 on open commodity futures contracts.

**All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

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

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2020

United States Copper Index Fund

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners'
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2021 contracts, expiring March 2021*	$60,893,412	741	$4,296,063	6.59

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Share Class, 0.03%#	61,077,408	$61,077,408	93.73
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.02%#	1,255,379	1,255,379	1.93
Total United States Money Market Funds		$62,332,787	95.66

#Reflects the 7-day yield at December 31, 2020.

*Collateral amounted to $3,423,420 on open commodity futures contracts.

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

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(30,357,891)	$(29,144,478)	$(54,710,680)
Change in unrealized gain (loss) on open commodity futures contracts	5,154,476	16,626,852	(21,360,954)
Realized gain (loss) on short-term investments	17,668	—	—
Dividend income	103,927	445,188	409,565
Interest income*	945,829	7,449,252	9,827,503
ETF transaction fees	8,750	26,950	26,600

Total Income (Loss)	$(24,127,241)	$(4,596,236)	$(65,807,966)

Expenses
Management fees (Note 4)	$1,035,884	$2,778,400	$4,645,618
Professional fees	209,660	476,864	685,742
Brokerage commissions	130,772	453,997	539,884
Directors’ fees and insurance	48,135	108,435	91,761
Total Expenses	$1,424,451	$3,817,696	$5,963,005
Net Income (Loss)	$(25,551,692)	$(8,413,932)	$(71,770,971)
Net Income (Loss) per share	$(4.29)	$(0.62)	$(4.99)
Net Income (Loss) per weighted average share	$(5.83)	$(0.91)	$(5.21)
Weighted average shares outstanding	4,381,644	9,286,164	13,764,384

*     Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$3,547,675	$(1,134,850)	$(1,318,188)
Change in unrealized gain (loss) on open commodity futures contracts	3,949,813	1,249,725	(1,785,413)
Realized gain (loss) on short-term investments	—	59	—
Dividend income	12,573	24,418	13,343
Interest income*	44,627	209,278	187,804
ETF transaction fees	13,304	6,300	4,550

Total Income (Loss)	$7,567,992	$354,930	$(2,897,904)

Expenses
Management fees (Note 4)	$133,784	$68,586	$79,916
Professional fees	75,614	75,053	61,767
Brokerage commissions	6,587	6,082	5,181
Directors’ fees and insurance	6,874	2,320	2,100
Total Expenses	222,859	$152,041	$145,964
Expense waiver (Note 4)	(58,202)	(67,628)	(51,300)
Net Expenses	164,657	84,413	94,664
Net Income (Loss)	$7,403,335	$270,517	$(2,992,568)
Net Income (Loss) per share	$4.18	$1.10	$(4.61)
Net Income (Loss) per weighted average share	$6.66	$0.44	$(4.70)
Weighted average shares outstanding	1,111,507	615,753	636,986

*     Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the year ended December 31, 2020 and the period ended December 31, 2019

USCF Crescent Crypto Index Fund

	Year ended	Period ended
	December 31, 2020*	December 31, 2019*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$—	$—
Change in unrealized gain (loss) on open commodity futures contracts	—	—
Realized gain (loss) on short-term investments	—	—
Dividend income	—	—
Interest income*	—	—
ETF transaction fees	—	—

Total Income (Loss)	$—	$—

Expenses
Management fees (Note 4)	$—	$—
Professional fees	—	—
Brokerage commissions	—	—
Directors’ fees and insurance	—	—
Total Expenses	$—	$—
Net Income (Loss)	$—	$—
Net Income (Loss) per share	$—	$—
Net Income (Loss) per weighted average share	$—	$—
Weighted average shares outstanding	—	—

*     The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2020, 2019 and 2018*

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(26,810,216)	$(30,279,328)	$(56,209,907)
Change in unrealized gain (loss) on open commodity futures contracts	9,104,289	17,876,577	(23,145,242)
Realized gain (loss) on foreign currency transactions	—	—	51
Realized gain (loss) on short-term investments	17,668	59	(286)
Change in unrealized gain (loss) on foreign currency translations	—	—	(13)
Dividend income	116,500	469,606	425,685
Interest income†	990,456	7,658,530	10,030,763
ETF transaction fees	22,054	33,250	31,150

Total Income (Loss)	$(16,559,249)	$(4,241,306)	$(68,867,799)

Expenses
Management fees (Note 4)	$1,169,668	$2,846,986	$4,730,151
Professional fees	285,274	551,917	773,654
Brokerage commissions	137,359	460,079	546,563
Directors' fees and insurance	55,009	110,755	94,778
Total Expenses	$1,647,310	$3,969,737	$6,145,146
Expense waiver (Note 4)	(58,202)	(67,628)	(77,884)
Net Expenses	$1,589,108	$3,902,109	$6,067,262
Net Income (Loss)	$(18,148,357)	$(8,143,415)	$(74,935,061)

*     The operations include the activity of United States Agriculture Index Fund ("USAG") through September 12, 2018, the date of liquidation.

†     Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2020, 2019 and 2018

United States Commodity Index Fund

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Balances at beginning of year	$189,895,482	$463,042,508	$501,241,910
Addition of 650,000, – and 4,250,000 shares, respectively	18,654,333	—	183,685,233
Redemption of (2,400,000), (7,200,000) and (3,700,000) shares, respectively	(72,215,055)	(264,733,094)	(150,113,664)
Net income (loss)	(25,551,692)	(8,413,932)	(71,770,971)
Balances at end of year	$110,783,068	$189,895,482	$463,042,508

*  Sponsors' shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2020, 2019 and 2018

United States Copper Index Fund

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Balances at beginning of year	$7,015,377	$11,504,895	$12,629,903
Addition of 3,300,000, 400,000 and 450,000 shares, respectively	63,394,859	7,152,775	8,406,522
Redemption of (700,000), (700,000) and (350,000) shares, respectively	(12,649,867)	(11,912,810)	(6,538,962)
Net income (loss)	7,403,335	270,517	(2,992,568)
Balances at end of year	$65,163,704	$7,015,377	$11,504,895

*  Sponsors' shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the year ended December 31, 2020 and the period ended December 31, 2019**

USCF Crescent Crypto Index Fund

	Sponsor*
	Year ended	Period ended
	December 31, 2020**	December 31, 2019**

Balances at beginning of period	$1,000	$—
Addition of - and - shares, respectively	—	1,000
Redemption of -, and - shares, respectively	(1,000)	—
Net income (loss)	—	—
Balances at end of period	$—	$1,000

* Shareholders' shares outstanding and capital for the periods presented were zero.

** The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2020, 2019 and 2018†

United States Commodity Index Funds Trust

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018†
Balances at beginning of year	$196,910,859	$474,547,403	$515,622,796
Addition of 3,950,000, 400,000 and 4,700,000 shares	82,049,192	7,152,775	192,091,755
Redemption of (3,100,000), (7,900,000) and (4,150,000) shares	(84,864,922)	(276,645,904)	(158,232,087)
Net income (loss)	(18,148,357)	(8,143,415)	(74,935,061)

Balances at end of year	$175,946,772	$196,910,859	$474,547,403

*  Sponsors' shares outstanding and capital for the years ending December 31, 2018 and 2019 were zero and $1,000, respectively. Sponsors' shares outstanding and capital for the year ending December 31, 2020 were zero and $-, respectively.

† The operations include the activity of United States Agriculture Index Fund ("USAG") through September 12, 2018, the date of liquidation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(25,551,692)	$(8,413,932)	$(71,770,971)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in short-term investments	—	—	71,291,769
Change in unrealized (gain) loss on open commodity futures contracts	(5,154,476)	(16,626,852)	21,360,954
(Increase) decrease in dividends receivable	23,131	(15,527)	(9,983)
(Increase) decrease in interest receivable	—	4,224	9,374
(Increase) decrease in prepaid insurance*	14,986	21,039	(35,991)
(Increase) decrease in ETF transaction fees receivable	350	(350)	350
Increase (decrease) in Management fees payable	(69,765)	(224,947)	41,641
Increase (decrease) in professional fees payable	(259,361)	(32,474)	64,879
Increase (decrease) in brokerage commissions payable	(29,850)	(9,500)	—
Increase (decrease) in directors’ fees payable*	(9,887)	(7,506)	8,176
Net cash provided by (used in) operating activities	(31,036,564)	(25,305,825)	20,960,198

Cash Flows from Financing Activities:
Addition of shares	18,654,333	—	183,685,233
Redemption of shares	(74,058,755)	(262,889,394)	(152,234,093)
Net cash provided by (used in) financing activities	(55,404,422)	(262,889,394)	31,451,140

Net Increase (Decrease) in Cash and Cash Equivalents	(86,440,986)	(288,195,219)	52,411,338

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	190,313,994	478,509,213	426,097,875
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$103,873,008	$190,313,994	$478,509,213

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$103,318,538	$163,036,680	$427,657,030
Equity in Trading Accounts:
Cash and cash equivalents	554,470	27,277,314	50,852,183
Total Cash, Cash Equivalents and Equity in Trading Accounts	$103,873,008	$190,313,994	$478,509,213

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$7,403,335	$270,517	$(2,992,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in short-term investments	—	295,216	1,880,591
Change in unrealized (gain) loss on open commodity futures contracts	(3,949,813)	(1,249,725)	1,785,413
(Increase) decrease in receivable from Sponsor	9,427	(16,330)	(11,146)
(Increase) decrease in dividends receivable	48	(7)	(1,356)
(Increase) decrease in interest receivable	119	96	915
(Increase) decrease in prepaid insurance*	25	(50)	19
(Increase) decrease in ETF transaction fees receivable	—	—	350
Increase (decrease) in payable due to Broker	998,273	429,967	(442,429)
Increase (decrease) in Management fees payable	26,469	(1,466)	831
Increase (decrease) in professional fees payable	(3,067)	14,511	885
Increase (decrease) in directors' fees payable*	4,853	(34)	69
Net cash provided by (used in) operating activities	4,489,669	(257,305)	221,574

Cash Flows from Financing Activities:
Addition of shares	63,394,859	7,152,775	10,511,457
Redemption of shares	(12,649,867)	(11,912,810)	(6,538,962)
Net cash provided by (used in) financing activities	50,744,992	(4,760,035)	3,972,495

Net Increase (Decrease) in Cash and Cash Equivalents	55,234,661	(5,017,340)	4,194,069

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	7,098,904	12,116,244	7,922,175
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$62,333,565	$7,098,904	$12,116,244

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$62,333,565	$6,699,854	$10,753,786
Equity in Trading Accounts:
Cash and cash equivalents	—	399,050	1,362,458
Total Cash, Cash Equivalents and Equity in Trading Accounts	$62,333,565	$7,098,904	$12,116,244

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the year ended December 31, 2020 and the period ended December 31, 2019

USCF Crescent Crypto Index Fund

	Year ended	Period ended
	December 31, 2020*	December 31, 2019*
Cash Flows from Financing Activities:
Addition of shares	$—	$1,000
Redemption of shares	(1,000)	—
Net cash provided by (used in) financing activities	(1,000)	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	(1,000)	1,000

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,000	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$—	$1,000

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$—	$1,000
Equity in Trading Accounts:
Cash and cash equivalents	—	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$—	$1,000

* The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018*

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018*
Cash Flows from Operating Activities:
Net income (loss)	(18,148,357)	(8,143,415)	(74,935,061)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in short-term investments	—	295,216	73,468,910
Change in unrealized (gain) loss on open commodity futures contracts	(9,104,289)	(17,876,577)	23,145,242
(Increase) decrease in receivable from Sponsor	9,427	(16,330)	34,387
(Increase) decrease in dividends receivable	23,179	(15,534)	(11,339)
(Increase) decrease in interest receivable	119	4,320	10,558
(Increase) decrease in prepaid insurance†	15,011	20,989	(35,750)
(Increase) decrease in ETF transaction fees receivable	350	(350)	700
Increase (decrease) in payable due to Broker	998,273	429,967	(442,429)
Increase (decrease) in Management fees payable	(43,296)	(226,413)	40,440
Increase (decrease) in professional fees payable	(262,428)	(17,963)	20,887
Increase (decrease) in brokerage commissions payable	(29,850)	(9,500)	—
Increase (decrease) in directors’ fees payable†	(5,034)	(7,540)	8,206
Net cash provided by (used in) operating activities	(26,546,895)	(25,563,130)	21,304,751

Cash Flows from Financing Activities:
Addition of shares	82,049,192	7,153,775	194,196,690
Redemption of shares	(86,709,622)	(274,802,204)	(160,352,516)
Net cash provided by (used in) financing activities	(4,660,430)	(267,648,429)	33,844,174

Net Increase (Decrease) in Cash and Cash Equivalents	(31,207,325)	(293,211,559)	55,148,925

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	197,413,898	490,625,457	435,476,532
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	166,206,573	197,413,898	490,625,457

Components of Cash and Cash Equivalents:
Cash and cash equivalents	165,652,103	169,737,534	438,410,816
Equity in Trading Accounts:
Cash and cash equivalents	554,470	27,676,364	52,214,641
Total Cash, Cash Equivalents and Equity in Trading Accounts	166,206,573	197,413,898	490,625,457

*     The operations include the activity of United States Agriculture Index Fund ("USAG") through September 12, 2018, the date of liquidation.

†     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years ended December 31, 2020, 2019 and 2018

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

USCI and CPER each issue shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca"), and, until September 6, 2018, the United States Agriculture Index Fund ("USAG") issued shares that were purchased and sold on NYSE Arca. USCI and CPER are collectively referred to herein as the “Trust Series.” The Trust, and each of its series operates pursuant to the Fourth Amended and Restated Declaration of Trust and Trust Agreement dated as of December 15, 2017 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and each of its series and is also responsible for the management of the Trust and each of its series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

The Trust financial statements included its respective series of funds financial statements including USCI, CPER and XBET through December 31, 2020. The Trust financial statements included its respective series of funds financial statements including USCI, CPER, USAG, UCCO and XBET through December 31, 2020. For reporting commencing with the December 31, 2020 reporting period, and in conjunction with the liquidation of USAG on September 12, 2018 and the withdrawal of UCCO’s registration on December 19, 2018, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2020 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2020, USCF held 5 shares of USCI and 40 shares of CPER.

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

USCI seeks to achieve its investment objective by investing so that the average daily percentage change in USCI’s NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the SDCI over the same period.

The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and is calculated and published by Bloomberg L.P. Futures contracts for the commodities comprising the SDCI are traded on the New York Mercantile Exchange (“NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), and Commodity Exchange, Inc. (“COMEX” together with the NYMEX, ICE Futures, CBOT, CME, LME and COMEX, the “Futures Exchanges”) and are collectively referred to herein as “Futures Contracts.” The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The relative weighting of the Benchmark Component Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Futures Contracts developed by SHIM.

USCI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USCI will invest next in other Futures Contracts based on the same commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts if one or more other Futures Contracts is not available. When USCI has invested to the fullest extent possible in exchange-traded futures contracts, USCI may then invest in other contracts and instruments based on the Benchmark Component Futures Contracts, other Futures Contracts or the commodities included in the SDCI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts and other contracts and instruments based on the Benchmark Component Futures Contracts are collectively referred to as “Other Commodity-Related Investments,” and together with Benchmark Component Futures Contracts and other Futures Contracts, “Commodity Interests.”

USCI seeks to achieve its investment objective by investing so that the average daily percentage change in USCI’s NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the SDCI over the same period. USCF believes that the market arbitrage opportunities will cause the daily changes in USCI’s share price on the NYSE Arca on a percentage basis to closely track the daily changes in USCI’s per share NAV on a percentage basis. USCF believes that the net effect of this expected relationship and the expected relationship described above between USCI’s per share NAV and the SDCI will be that the daily changes in the price of USCI’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the SDCI on a percentage basis, less USCI’s expenses. While USCI is composed of Benchmark Component Futures Contracts and is therefore a measure of the prices of the corresponding commodities comprising the SDCI for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the SDCI and the cash or spot prices of the commodities underlying the Benchmark Component Futures Contracts.

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.)

USCI’s shares began trading on August 10, 2010. As of December 31, 2020, USCI held 599 Futures Contracts on the NYMEX, held 792 Futures Contracts on the ICE Futures, held 915 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 621 Futures Contracts on the LME and held 187 Futures Contracts on the COMEX, totaling 3,114 futures contracts.

CPER’s Investment Objective

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “SCI”), plus interest earned on CPER's collateral holdings, less CPER’s expenses. CPER seeks to achieve its investment objective by investing so that the average daily percentage change in CPER’s NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the Benchmark Component Copper Futures Contracts over the same period.

The SCI is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts on the Commodity Exchange, Inc. exchange (“COMEX”). The SCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and calculated and published by the NYSE Arca. The SCI is comprised of either one or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.”

CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts based on the same copper as the futures contracts subject to such regulatory constraints or market conditions, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or other items based on copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts, are collectively referred to collectively as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.”

CPER seeks to achieve its investment objective by investing so that the average daily percentage change in CPER’s NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the Benchmark Component Copper Futures Contracts over the same period. USCF believes that market arbitrage opportunities will cause daily changes in CPER’s share price on the NYSE Arca on a percentage basis, to closely track the daily changes in CPER’s per share NAV on a percentage basis. USCF believes that the net effect of this expected relationship and the expected relationship described above between CPER’s per share NAV and the SCI will be that the daily changes in the price of CPER’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the SCI on a percentage basis, less CPER’s expenses. While CPER is composed of Benchmark Component Copper Futures Contracts and is therefore a measure of the prices of the corresponding commodities comprising the SCI for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the SCI and the cash or spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts.

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day.  This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.). CPER’s shares began trading on November 15, 2011. As of December 31, 2020, CPER held 741 Futures Contracts on the COMEX.

Other Defined Terms – Trust Series

The SDCI and the SCI are referred to throughout these Notes to Financial Statements collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts and Benchmark Component Copper Futures Contracts are referred to throughout these Notes to Financial Statements collectively as “Applicable Benchmark Component Futures Contracts.”

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

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,300.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the year ended December 31, 2020, 2019 and 2018, none of the Trust Series incurred any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $585,896 for the Trust Series and the Related Public Funds. USCI's portion of such fees and expenses for the year ending December 31, 2020 is estimated to be a total of $48,135 and CPER's portion of such fees and expenses for the year ending December 31, 2020 is estimated to be a total of $6,874. For the year ended December 31, 2019 , these fees and expenses were $556,951 for the Trust Series and the Related Public Funds. USCI's portion of such fees and expenses for the year ended December 31, 2019 was $108,435 and CPER's portion of such fees and expenses for the year ended December 31, 2019 was $2,320. For the year ended December 31, 2018, these fees and expenses were $521,689 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2018 was $91,761, CPER’s portion of such fees and expenses for the year ended December 31, 2018 was $2,100 and USAG’s portion of such fees and expenses for the year ended December 31, 2018 was $917.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $209,660 for the year ending December 31, 2020 for USCI and $75,600 for the year ending December 31, 2020 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF pays certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2020, USCF waived $58,202 of expenses for CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide USO and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement.  USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

Brown Brothers Harriman and Co. (“BBH&Co.”) previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for USO and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to USO and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

Brokerage and Futures Commission Merchant Agreements

On July 7, 2014, the Trust on behalf of each Trust Series entered into a Futures and Cleared Swaps Agreement with Wells Fargo Securities, LLC (“WFS”). In addition, the Trust on behalf of each of USCI and CPER entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC ("RBC"), in June of 2018. Each of RBC and WFS are referred to as a “Futures Commissions Merchant” or “FCM.” Each of the Trust’s FCM agreements require the FCM to provide services to the applicable Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for the applicable Trust Series’ account. In accordance with each agreement, the FCM charges the applicable Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Total commissions accrued to brokers	$130,772	$453,997	$539,884
Total commissions as annualized percentage of average total net assets	0.10%	0.13%	0.09%
Commissions accrued as a result of rebalancing	$123,122	$429,823	$508,021
Percentage of commissions accrued as a result of rebalancing	94.15%	94.68%	94.10%
Commissions accrued as a result of creation and redemption activity	$7,650	$24,174	$31,863
Percentage of commissions accrued as a result of creation and redemption activity	5.85%	5.32%	5.90%

The decrease in total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended 2019, was due primarily to a lower number of contracts held and traded.

CPER

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Total commissions accrued to brokers	$6,587	$6,082	$5,181
Total commissions as annualized percentage of average total net assets	0.03%	0.06%	0.04%
Commissions accrued as a result of rebalancing	$4,363	$5,353	$4,205
Percentage of commissions accrued as a result of rebalancing	66.24%	88.01%	81.16%
Commissions accrued as a result of creation and redemption activity	$2,224	$729	$976
Percentage of commissions accrued as a result of creation and redemption activity	33.76%	11.99%	18.84%

The increase in total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to a higher number of contracts held and traded.

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

All of the futures contracts held by each Trust Series through December 31, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2020 and December 31, 2019, USCI held investments in money market funds in the amounts of $ 103,316,877 and $19,500,000, respectively. As of December 31, 2020 and December 31, 2019, CPER held investments in money market funds in the amounts of $ 62,332,787 and $620,000, respectively. Each Trust Series also holds cash deposits with its custodian. As of December 31, 2020 and December 31, 2019, USCI held cash deposits and investments in Treasuries in the amounts of $556,131 and $170,813,994, respectively, with the custodian and FCMs. As of December 31, 2020 and December 31, 2019, CPER held cash deposits and investments in Treasuries in the amounts of $778 and $6,478,904, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2020, 2019 and 2018 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018

Per Share Operating Performance:
Net asset value, beginning of year	$36.87	$37.49	$42.48
Total income (loss)	(3.96)	(0.21)	(4.56)
Total expenses	(0.33)	(0.41)	(0.43)
Net increase (decrease) in net asset value	(4.29)	(0.62)	(4.99)
Net asset value, end of year	$32.58	$36.87	$37.49

Total Return	(11.64)%	(1.65)%	(11.75)%

Ratios to Average Net Assets
Total income (loss)	(18.63)%	(1.32)%	(11.33)%
Management fees	0.80%*	0.80%*	0.80%*
Total expenses excluding management fees*	0.30%	0.30%	0.23%
Expense waived*	—%	—%	—%
Net expense excluding management fees	0.30%	0.30%	0.23%
Net income (loss)	(19.73)%	(2.42)%	(12.36)%

*     Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.

CPER

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018

Per Share Operating Performance:
Net asset value, beginning of year	$17.54	$16.44	$21.05
Total income (loss)	4.33	1.24	(4.46)
Total expenses	(0.15)	(0.14)	(0.15)
Net increase (decrease) in net asset value	4.18	1.10	(4.61)
Net asset value, end of year	$21.72	$17.54	$16.44

Total Return	23.83%	6.69%	(21.90)%

Ratios to Average Net Assets
Total income (loss)	36.77%	3.36%	(24.49)%
Management fees*†	0.65%	0.65%	0.65%
Total expenses excluding management fees	0.43%	0.79%	0.58%
Expense waived*†	(0.28)%	(0.64)%	(0.43)%
Net expense excluding management fees	0.15%	0.15%	0.15%
Net income (loss)	35.97%	2.56%	(25.29)%

*     USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

†     Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2020 and 2019.

USCI

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2020	2020	2020	2020
Total Income (Loss)	$(52,796,711)	$2,893,144	$15,600,992	$10,175,334
Total Expenses	444,696	348,824	342,965	287,966
Net Income (Loss)	$(53,241,407)	$2,544,320	$15,258,027	$9,887,368
Net Income (Loss) per Share	$(10.75)	$0.52	$3.09	$2.85

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2019	2019	2019	2019
Total Income (Loss)	$17,519,370	$(18,135,475)	$(10,523,581)	$6,543,450
Total Expenses	1,275,883	1,102,290	833,737	605,786
Net Income (Loss)	$16,243,487	$(19,237,765)	$(11,357,318)	$5,937,664
Net Income (Loss) per Share	$1.32	$(1.83)	$(1.14)	$1.03

CPER

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2020	2020	2020	2020
Total Income (Loss)	$(1,862,486)	$2,244,295	$2,337,223	$4,848,960
Total Expenses	20,508	39,831	66,933	95,587
Expense Waivers	$(4,405)	$(19,204)	$(16,161)	$(18,432)
Net Expenses	16,103	20,627	50,772	77,155
Net Income (Loss)	(1,878,589)	2,223,668	2,286,451	4,771,805
Net Income (Loss) per Share	$(3.58)	$3.03	$1.78	$2.95

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2019	2019	2019	2019
Total Income (Loss)	$1,242,174	$(1,111,271)	$(473,662)	$697,689
Total Expenses	44,938	49,021	30,913	27,169
Expense Waivers	$(21,918)	$(22,353)	$(12,147)	$(11,210)
Net Expenses	23,020	26,668	18,766	15,959
Net Income (Loss)	1,219,154	(1,137,939)	(492,428)	681,730
Net Income (Loss) per Share	$1.92	$(1.37)	$(0.83)	$1.38

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

The following table summarizes the valuation of USCI’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$103,316,877	$103,316,877	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	7,053,064	7,053,064	—	—
Foreign Contracts	240,280	240,280	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$188,989,355	$188,989,355	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(2,381,779)	(2,381,779)	—	—
United States Contracts	4,520,647	4,520,647	—	—

The following table summarizes the valuation of CPER's securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$62,332,787	$62,332,787	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,296,063	4,296,063	—	—

The following table summarizes the valuation of CPER's securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$7,096,018	$7,096,018	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	346,250	346,250	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	December 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2020	2019
Futures - Commodity Contracts	Assets	$7,293,344	$2,138,868

Fair Value of Derivative Instruments Held by CPER

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	December 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2020	2019
Futures - Commodity Contracts	Assets	$4,296,063	$346,250

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended		For the year ended		For the year ended
		December 31, 2020		December 31, 2019		December 31, 2018
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(30,357,891)		$(29,144,478)		$(54,710,680)

	Change in unrealized gain (loss) on open positions		$5,154,476		$16,626,852		$(21,360,954)

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended		For the year ended		For the year ended
		December 31, 2020		December 31, 2019		December 31, 2018
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$3,547,675		$(1,134,850)		$(1,318,188)

	Change in unrealized gain (loss) on open positions		$3,949,813		$1,249,725		$(1,785,413)

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USCI has no executive officers. Pursuant to the terms of the Trust Agreement, USCI's  affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	58	Management Director, Vice President
Andrew F. Ngim	60	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	61	Management Director
John P. Love	49	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	57	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	62	Chief Compliance Officer
Ray W. Allen	64	Portfolio Manager
Kevin A. Baum	50	Chief Investment Officer
Gordon L. Ellis	74	Independent Director
Malcolm R. Fobes III	56	Independent Director
Peter M. Robinson	63	Independent Director

Ray W. Allen, 64, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (4) USOU and USOD from July 2017 to December 2019, and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, since May 2018. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 50, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved as an NFA principal and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person and branch manager of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 57, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc. ("Concierge"), the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 58, Vice President since May 15, 2015 and Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 49, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 60, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 61, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 62, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 74, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 56, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 63, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USCI. Ray W. Allen and Andrew F. Ngim make trading and investment decisions for USCI. Ray W. Allen, Andrew F. Ngim and Kevin Sheehan execute trades on behalf of USCI. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kevin Sheehan, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum, Kevin Sheehan and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III, and Peter M. Robinson). The audit committee is governed by an audit committee charter that is posted on USCI’s website at www.uscfinvestments.com. Any shareholder of USCI may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to USCI and the Related Public Funds. USCI has posted the text of the Corporate Governance Policy on its website at www.uscfinvestments.com. Any shareholder of USCI may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to USCI. USCI has posted the text of the Code of Ethics on its website at www.uscfinvestments.com. Any shareholder of USCI may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. USCI intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Mr. John P. Love, who also serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of USCI’s independent auditors and the oversight of USCI’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and USCI’s customers, employees, suppliers and the communities impacted by USCI. The non- management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to USCI’s Corporate Governance Policy.

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

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face USCI and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by USCI, including Oil Futures Contracts and Other Oil-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USCI. The policies, among other things, limit USCI’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on USCI and the assets under management continue to increase, then USCI may not be able to invest solely in the Benchmark Futures Contracts and may have to invest in OTC swap contracts or Other Oil-Related Investments as it seeks to track its benchmark. Other Futures Contracts in which USCI may invest may not track changes in the price of the Benchmark Futures Contract.  Other Oil-Related Investments, including OTC swap contracts, may also expose USCI to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts. USCI and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any OTC swap contracts or other investments.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USCI and CPER is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. From May 1, 2014 through December 31, 2020, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI and 0.65% per annum of average daily total net assets for CPER.

For 2020, each of USCI and CPER accrued aggregate management fees of $1,035,884 and $133,784, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2020 by the directors of USCF. Each of USCI’s and CPER’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2020 was $48,135 and $6,874, respectively.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$6,140	NA	NA	NA	$—	$—	$6,140
Gordon L. Ellis	$6,140	NA	NA	NA	$—	$—	$6,140
Malcolm R. Fobes III(1)	$7,368	NA	NA	NA	$—	$—	$7,368

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF owns any shares of any Trust Series. USCF owns 5 shares of USCI and 40 shares of CPER. In addition, USCF is not aware of any 5% holder of shares of USCI or CPER as of February 10, 2021.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2020	2019
Audit fees	$165,000	$165,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$165,000	$165,000

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2020	2019
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 98.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(8)	Seventh Amended and Restated Agreement of Limited Partnership.
3.3(7)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(10)	Description of Securities
10.1(9)	Form of Initial Authorized Participant Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Amendment No. 2 to the Marketing Agent Agreement.
10.5(4)	Third Amendment Agreement to the Marketing Agent Agreement.
10.6(5)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.7(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(2)	Custodian Agreement.
10.9(2)	Amendment Agreement to the Custodian Agreement.
10.10(3)	Amendment No. 2 to the Custodian Agreement.
10.11(2)	Administrative Agency Agreement.
10.12(2)	Amendment Agreement to the Administrative Agency Agreement.
10.13(3)	Amendment No. 2 to the Administrative Agency Agreement.
23.1(11)	Consent of Independent Registered Public Accounting Firm.
31.1(11)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(11)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(11)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(11)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-124950) filed on May 16, 2005.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.

(5)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(9)	Incorporated by reference to Registrant’s Form S-3 (File No. 333-209362), filed on February 3, 2016.
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 13, 2020.
(11)	Filed herewith.

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

Date: February 26, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ John P. Love	Chief Executive Officer of	February 26, 2021
John P. Love	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Stuart P. Crumbaugh	Chief Financial Officer of	February 26, 2021
Stuart P. Crumbaugh	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.