Form 10-K/A
period 2020-12-31
United States Commodity Index Funds Trust
filed 2021-03-08
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section (7) a (2)(B) of the Securities Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐     Yes     ☒     No

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

United States Commodity Index Funds Trust (the “Registrant”) is filing this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021. The Registrant is filing the Amendment for the sole purpose of correcting the description of the governing instrument of the Registrant and its existing custody, transfer agency and fund administration and accounting services agreements, including hyperlinks to such exhibits previously filed by the Registrant with the SEC and incorporated by reference herein. Accordingly, the Amendment amends and restates in its entirety Item 15 of Part IV, “Exhibits and Financial Statement Schedules” to reflect the foregoing, as well as to include the new certifications of the Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2. The Registrant has also updated the signature page to the Amendment.

Other than as expressly set forth herein, the Amendment does not, and does not purport to, amend, update or restate the information in the Original 10-K or reflect any events that have occurred after the Original 10-K was made. Information not affected by the Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. Accordingly, this Amendment should be read together with the Original Filing and the Registrant’s other filings with the SEC.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 98.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this Amendment No. 1 to the Annual Report on Form 10-K/A (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Fourth Amended and Restated Declaration of Trust and Trust Agreement.
3.3(5)	Sixth Amended and Restated Limited Liability Company Agreement of the Sponsor.
4.1(9)	Description of Securities.
10.1(7)	Form of Authorized Participant Agreement.
10.2(3)	Marketing Agent Agreement.
10.3(4)	Amendment Agreement to Marketing Agent Agreement.
10.4(6)	Form of Custody Agreement with The Bank of New York Mellon.
10.5(6)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.6(6)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.7(8)	Amended and Restated Licensing Agreement.
10.8(8)	Amended and Restated Advisory Agreement.
23.1(9)	Consent of Independent Registered Public Accounting Firm.
31.1(10)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(10)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(10)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(10)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.

(3)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.

(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.

(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-195018) filed on March 31, 2016.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 24, 2018.

(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020.

(10)	Filed herewith.

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

Date: March 8, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ John P. Love	Chief Executive Officer of	March 8, 2021
John P. Love	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Stuart P. Crumbaugh	Chief Financial Officer of	March 8, 2021
Stuart P. Crumbaugh	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.