Form 10-Q
period 2021-03-31
United States Commodity Index Funds Trust
filed 2021-05-07
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of [Date] are included in the table below:

Number of Outstanding Shares as of
April 26, 2021
United States Commodity Index Fund	4,900,000
United States Copper Index Fund	8,600,000
Total	13,500,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at March 31, 2021 (Unaudited) and December 31, 2020	2-4

Condensed Schedule of Investments (Unaudited) at March 31, 2021	5-6

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2021 and 2020	8-11

Condensed Statements of Changes in Capital (Unaudited) for the three months ended March 31, 2021 and 2020	12-15

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2021 and 2020	16-19

Notes to (Unaudited) Condensed Financial Statements for the period ended March 31, 2021	20

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2021 (Unaudited) and December 31, 2020

United States Commodity Index Fund

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $162,754,688 and $103,318,538, respectively) (Notes 2 and 6)	$162,754,688	$103,318,538
Equity in trading accounts:
Cash and cash equivalents (at cost $7,881,318 and $554,470, respectively)	7,881,318	554,470
Unrealized gain (loss) on open commodity futures contracts	7,306,480	7,293,344
Dividends receivable	3,275	2,379
Interest receivable	25	—
Prepaid insurance*	31,969	5,212
Prepaid registration fees	36,446	—
ETF transaction fees receivable	350	—

Total Assets	$178,014,551	$111,173,943

Liabilities and Capital
Payable for shares redeemed	$3,507,298	$—
Management fees payable (Note 4)	120,120	72,934
Professional fees payable	140,909	312,461
Brokerage commissions payable	3,955	3,955
Directors' fees payable*	2,257	1,525

Total Liabilities	3,774,539	390,875

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	174,240,012	110,783,068
Total Capital	174,240,012	110,783,068

Total Liabilities and Capital	$178,014,551	$111,173,943

Shares outstanding	4,900,000	3,400,000
Net asset value per share	$35.56	$32.58
Market value per share	$35.65	$32.67

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2021 (Unaudited) and December 31, 2020

United States Copper Index Fund

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $177,231,747 and $62,333,565, respectively) (Notes 2 and 6)	$177,231,747	$62,333,565
Equity in trading accounts:
Cash and cash equivalents (at cost $7,434,098 and $—, respectively)	7,434,098	—
Unrealized gain (loss) on open commodity futures contracts	5,002,224	4,296,063
Receivable from Sponsor (Note 4)	34,339	58,202
Dividends receivable	3,760	1,315
Interest receivable	57	6
Prepaid professional fees	4	—
Prepaid insurance*	32,598	228
Prepaid registration fees	130,951	—

Total Assets	$189,869,778	$66,689,379

Liabilities and Capital
Payable due to Broker	$—	$1,428,240
Management fees payable (Note 4)	107,173	31,116
Professional fees payable	53,363	61,244
Directors' fees payable*	6,790	5,075

Total Liabilities	167,326	1,525,675

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	189,702,452	65,163,704
Total Capital	189,702,452	65,163,704

Total Liabilities and Capital	$189,869,778	$66,689,379

Shares outstanding	7,700,000	3,000,000
Net asset value per share	$24.64	$21.72
Market value per share	$24.62	$21.73

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2021 (Unaudited) and December 31, 2020

United States Commodity Index Funds Trust

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $339,986,435 and $165,652,103, respectively) (Notes 2 and 6)	$339,986,435	$165,652,103
Equity in trading accounts:
Cash and cash equivalents (at cost $15,315,416 and $554,470, respectively)	15,315,416	554,470
Unrealized gain (loss) on open commodity futures contracts	12,308,704	11,589,407
Receivable from Sponsor (Note 4)	34,339	58,202
Dividends receivable	7,035	3,694
Interest receivable	82	6
Prepaid professional fees	4	—
Prepaid insurance*	64,567	5,440
Prepaid registration fees	167,397	—
ETF transaction fees receivable	350	—

Total Assets	$367,884,329	$177,863,322

Liabilities and Capital
Payable due to Broker	$—	$1,428,240
Payable for shares redeemed	3,507,298	—
Management fees payable (Note 4)	227,293	104,050
Professional fees payable	194,272	373,705
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	9,047	6,600

Total Liabilities	3,941,865	1,916,550

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	363,942,464	175,946,772
Total Capital	363,942,464	175,946,772

Total Liabilities and Capital	$367,884,329	$177,863,322

Shares Outstanding	12,600,000	6,400,000

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2021

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
CBOT Soybean Meal Futures SM May 2021 contracts, expiring May 2021	$414,287	10	$8,913	0.01
CME Lean Hogs Futures LH June 2021 contracts, expiring June 2021	12,495,026	296	(27,506)	(0.02)
COMEX Gold 100 OZ Futures GC June 2021 contracts, expiring June 2021	12,764,940	72	(412,620)	(0.24)
ICE Sugar # 11 Futures SB July 2021 contracts, expiring June 2021	12,373,618	743	(82,614)	(0.05)
CBOT Soybean Oil Futures BO July 2021 contracts, expiring July 2021	9,916,784	418	2,813,824	1.62
CBOT Corn Futures C July 2021 contracts, expiring July 2021	12,617,363	467	166,762	0.10
CBOT Wheat Futures W July 2021 contracts, expiring July 2021	12,492,863	410	130,012	0.07
COMEX Copper Futures HG July 2021 contracts, expiring July 2021	10,139,275	123	2,162,262	1.24
NYMEX Platinum Futures PL July 2021 contracts, expiring July 2021	13,012,845	212	(382,945)	(0.22)
COMEX Silver Futures SI July 2021 contracts, expiring July 2021	12,220,146	99	(57,006)	(0.03)
CBOT Soybean Futures S August 2021 contracts, expiring August 2021	9,340,150	140	356,600	0.20
NYMEX RBOB Gasoline Futures RB September 2021 contracts, expiring August 2021	12,545,580	157	(119,847)	(0.07)
NYMEX WTI Crude Oil Futures CL December 2021 contracts, expiring November 2021	10,969,570	214	1,196,330	0.69
United Kingdom Contracts
ICE Brent Crude Oil Futures CO December 2021 contracts, expiring October 2021	11,043,000	203	1,181,660	0.68
Foreign Contracts
LME Tin Futures LT April 2021 contracts, expiring April 2021*	13,063,275	96	154,965	0.09
LME Tin Futures LT May 2021 contracts, expiring May 2021*	12,417,115	93	(7,195)	(0.01)
LME Tin Futures LT June 2021 contracts, expiring June 2021*	7,499,520	84	3,415,440	1.96
LME Zinc Futures LX July 2021 contracts, expiring July 2021*	7,747,579	111	82,778	0.05
Open Commodity Futures Contracts – Short**
Foreign Contracts
LME Tin Futures LT April 2021 contracts, expiring April 2021*	(13,145,400)	96	(72,840)	(0.04)
LME Tin Futures LT June 2021 contracts, expiring June 2021*	(7,833,693)	84	(3,081,268)	(1.77)
LME Zinc Futures LX July 2021 contracts, expiring July 2021*	(7,711,131)	111	(119,225)	(0.07)
Total Open Futures Contracts*	$164,382,712	4,239	$7,306,480	4.19

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2021 (continued)

United States Commodity Index Fund

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 5/06/2021	$20,000,000	$19,999,231	11.48
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 0.01%#	915,000	915,000	0.53
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.04%#	135,326,263	135,326,263	77.66
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	6,510,614	6,510,614	3.74
Total United States Money Market Funds		142,751,877	81.93
Total Cash Equivalents		$162,751,108	93.41
#	Reflects the 7-day yield at March 31, 2021.
*	Collateral amounted to $7,881,318 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2021

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG May 2021 contracts, expiring May 2021	$60,785,713	632	$2,343,187	1.24
COMEX Copper Futures HG July 2021 contracts, expiring July 2021	60,771,287	632	2,436,612	1.28
COMEX Copper Futures HG September 2021 contracts, expiring September 2021	63,101,313	633	222,425	0.12
Total Open Futures Contracts*	$184,658,313	1,897	$5,002,224	2.64

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 5/06/2021	$20,000,000	$19,999,231	10.54
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 0.01%#	500,000	500,000	0.26
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.04%#	123,085,408	123,085,408	64.88
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	33,605,379	33,605,379	17.72
Total United States Money Market Funds		157,190,787	82.86
Total Cash Equivalents		$177,190,018	93.40
#	Reflects the 7-day yield at March 31, 2021.
*	Collateral amounted to $7,434,098 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$12,790,220	$(44,966,526)
Change in unrealized gain (loss) on open commodity futures contracts	13,136	(8,497,099)
Realized gain (loss) on short-term investments	—	17,668
Dividend income	6,390	55,469
Interest income*	1,298	589,227
ETF transaction fees	5,600	4,550
Total Income (Loss)	$12,816,644	$(52,796,711)

Expenses
Management fees (Note 4)	$308,498	$322,162
Professional fees	44,874	41,025
Brokerage commissions	37,372	55,155
Directors’ fees and insurance	8,002	26,354
Registration fees	3,146	—
Total Expenses	$401,892	$444,696
Net Income (Loss)	$12,414,752	$(53,241,407)
Net Income (Loss) per share	$2.98	$(10.75)
Net Income (Loss) per weighted average share	$2.77	$(10.66)
Weighted average shares outstanding	4,476,111	4,992,308

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$10,568,325	$(143,063)
Change in unrealized gain (loss) on open commodity futures contracts	706,161	(1,751,488)
Dividend income	5,777	2,558
Interest income*	1,334	28,107
ETF transaction fees	11,900	1,400
Total Income (Loss)	$11,293,497	$(1,862,486)

Expenses
Management fees (Note 4)	$209,052	$13,084
Professional fees	54,898	6,232
Brokerage commissions	8,987	638
Directors’ fees and insurance	7,819	554
Registration fees	10,878	—
Total Expenses	291,634	20,508
Expense waiver (Note 3)	(34,339)	(4,405)
Net Expenses	$257,295	$16,103
Net Income (Loss)	$11,036,202	$(1,878,589)
Net Income (Loss) per share	$2.92	$(3.58)
Net Income (Loss) per weighted average share	$2.02	$(3.70)
Weighted average shares outstanding	5,470,556	507,692

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

USCF Crescent Crypto Index Fund

	Three months ended	Three months ended
	March 31, 2021†	March 31, 2020†
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$—	$—
Change in unrealized gain (loss) on open commodity futures contracts	—	—
Dividend income	—	—
Interest income*	—	—
ETF transaction fees	—	—
Total Income (Loss)	$—	$—

Expenses
Management fees (Note 4)	$—	$—
Professional fees	—	—
Brokerage commissions	—	—
Directors’ fees and insurance	—	—
Total Expenses	—	—
Net Income (Loss)	$—	$—
Net Income (Loss) per share	$—	$—
Net Income (Loss) per weighted average share	$—	$—
Weighted average shares outstanding	—	—
*	Interest income does not exceed paid in kind of 5%.
†	The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Realized gain (loss) on closed commodity futures contracts	$23,358,545	$(45,109,589)
Change in unrealized gain (loss) on open commodity futures contracts	719,297	(10,248,587)
Realized gain (loss) on short-term investments	—	17,668
Dividend income	12,167	58,027
Interest income*	2,632	617,334
ETF transaction fees	17,500	5,950
Total Income (Loss)	$24,110,141	$(54,659,197)

Expenses
Management fees (Note 4)	$517,550	$335,246
Professional fees	99,772	47,257
Brokerage commissions	46,359	55,793
Directors' fees and insurance	15,821	26,908
Registration fees	14,024	—
Total Expenses	693,526	465,204
Expense waiver (Note 4)	(34,339)	(4,405)
Net Expenses	$659,187	$460,799
Net Income (Loss)	$23,450,954	$(55,119,996)

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2021 and 2020

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Balances at beginning of period	$110,783,068	$189,895,482
Addition of 1,950,000 and 150,000 shares, respectively	67,260,620	5,422,162
Redemption of (450,000) and (700,000) shares, respectively	(16,218,428)	(21,907,270)
Net income (loss)	12,414,752	(53,241,407)

Balances at end of period	$174,240,012	$120,168,967
*	Sponsors' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2021 and 2020

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Balances at beginning of period	$65,163,704	$7,015,377
Addition of 5,500,000 and 200,000 shares, respectively	133,139,929	3,236,417
Redemption of (800,000) and (–) shares, respectively	(19,637,383)	—
Net income (loss)	11,036,202	(1,878,589)

Balances at end of period	$189,702,452	$8,373,205
*	Sponsors' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2021 and 2020**

USCF Crescent Crypto Index Fund

Sponsor*
	Three months ended	Three months ended
	March 31, 2021**	March 31, 2020**
Balances at beginning of period	$—	$1,000
Addition of – and – shares, respectively	—	—
Redemption of – and – shares, respectively	—	—
Net income (loss)	—	—

Balances at end of period	$—	$1,000

*     Shareholders' shares outstanding and capital for the periods presented were zero.

**  The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2021 and 2020

United States Commodity Index Funds Trust

	Shareholders*
	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Balances at beginning of period	$175,946,772	$196,911,859
Addition of 7,450,000 and 350,000 shares, respectively	200,400,549	8,658,579
Redemption of (1,250,000) and (700,000) shares, respectively	(35,855,811)	(21,907,270)
Net income (loss)	23,450,954	(55,119,996)

Balances at end of period	$363,942,464	$128,543,172

* Sponsors' shares outstanding and capital for the periods ending March 31, 2020 were zero and $1,000, respectively. Sponsors' shares outstanding and capital for the periods ending March 31, 2021 were zero and zero, respectively.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$12,414,752	$(53,241,407)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(13,136)	8,497,099
(Increase) decrease in dividends receivable	(896)	20,025
(Increase) decrease in interest receivable	(25)	—
(Increase) decrease in prepaid insurance*	(26,757)	(1,446)
(Increase) decrease in prepaid registration fees	(36,446)	—
(Increase) decrease in ETF transaction fees receivable	(350)	350
Increase (decrease) in Management fees payable	47,186	(51,992)
Increase (decrease) in professional fees payable	(171,552)	(279,736)
Increase (decrease) in brokerage commissions payable	—	(19,350)
Increase (decrease) in directors’ fees payable*	732	(3,038)
Net cash provided by (used in) operating activities	12,213,508	(45,079,495)

Cash Flows from Financing Activities:
Addition of shares	67,260,620	5,422,162
Redemption of shares	(12,711,130)	(23,750,970)
Net cash provided by (used in) financing activities	54,549,490	(18,328,808)

Net Increase (Decrease) in Cash and Cash Equivalents	66,762,998	(63,408,303)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	103,873,008	190,313,994
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$170,636,006	$126,905,691

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$162,754,688	$103,036,108
Equity in Trading Accounts:
Cash and cash equivalents	7,881,318	23,869,583
Total Cash, Cash Equivalents and Equity in Trading Accounts	$170,636,006	$126,905,691

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$11,036,202	$(1,878,589)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(706,161)	1,751,488
(Increase) decrease in receivable from Sponsor	23,863	(4,404)
(Increase) decrease in dividends receivable	(2,445)	628
(Increase) decrease in interest receivable	(51)	125
(Increase) decrease in prepaid professional fees	(4)	—
(Increase) decrease in prepaid insurance*	(32,370)	(670)
(Increase) decrease in prepaid registration fees	(130,951)	—
Increase (decrease) in payable due to Broker	(1,428,240)	(429,967)
Increase (decrease) in Management fees payable	76,057	249
Increase (decrease) in professional fees payable	(7,881)	(38,587)
Increase (decrease) in directors' fees payable*	1,715	(17)
Net cash provided by (used in) operating activities	8,829,734	(599,744)

Cash Flows from Financing Activities:
Addition of shares	133,139,929	3,236,417
Redemption of shares	(19,637,383)	—
Net cash provided by (used in) financing activities	113,502,546	3,236,417

Net Increase (Decrease) in Cash and Cash Equivalents	122,332,280	2,636,673

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	62,333,565	7,098,904
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$184,665,845	$9,735,577

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$177,231,747	$7,291,015
Equity in Trading Accounts:
Cash and cash equivalents	7,434,098	2,444,562
Total Cash, Cash Equivalents and Equity in Trading Accounts	$184,665,845	$9,735,577

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

USCF Crescent Crypto Index Fund

	Three months ended	Three months ended
	March 31, 2021*	March 31, 2020*
Cash Flows from Financing Activities:
Addition of shares	—	—
Redemption of shares	—	—
Net cash provided by (used in) financing activities	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	—	—

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	—	1,000
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$—	$1,000

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$—	$1,000
Equity in Trading Accounts:
Cash and cash equivalents	—	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$—	$1,000

*     The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$23,450,954	$(55,119,996)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(719,297)	10,248,587
(Increase) decrease in receivable from sponsor	23,863	(4,404)
(Increase) decrease in dividends receivable	(3,341)	20,653
(Increase) decrease in interest receivable	(76)	125
(Increase) decrease in prepaid professional fees	(4)	—
(Increase) decrease in prepaid insurance*	(59,127)	(2,116)
(Increase) decrease in prepaid registration fees	(167,397)	—
(Increase) decrease in ETF transaction fees receivable	(350)	350
Increase (decrease) in payable due to Broker	(1,428,240)	(429,967)
Increase (decrease) in Management fees payable	123,243	(51,743)
Increase (decrease) in professional fees payable	(179,433)	(318,323)
Increase (decrease) in brokerage commissions payable	—	(19,350)
Increase (decrease) in directors’ fees payable*	2,447	(3,055)
Net cash provided by (used in) operating activities	21,043,242	(45,679,239)

Cash Flows from Financing Activities:
Addition of shares	200,400,549	8,658,579
Redemption of shares	(32,348,513)	(23,750,970)
Net cash provided by (used in) financing activities	168,052,036	(15,092,391)

Net Increase (Decrease) in Cash and Cash Equivalents	189,095,278	(60,771,630)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	166,206,573	197,413,898
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$355,301,851	$136,642,268

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$339,986,435	$110,328,123
Equity in Trading Accounts:
Cash and cash equivalents	15,315,416	26,314,145
Total Cash, Cash Equivalents and Equity in Trading Accounts	$355,301,851	$136,642,268

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements

For the period ended March 31, 2021 (Unaudited)

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

USCI and CPER each issue shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”), and, until September 6, 2018 the United States Agriculture Index Fund ("USAG") issued shares that were purchased and sold on NYSE Arca. USCI and CPER are collectively referred to herein as the “Trust Series.” The Trust, and each of its series operates pursuant to the Fourth Amended and Restated Declaration of Trust and Trust Agreement dated as of December 15, 2017 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and each of its series and is also responsible for the management of the Trust and each of its series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

The Trust financial statements included its respective series of funds financial statements including USCI, CPER and XBET through March 31, 2021. For reporting commencing with the December 31, 2020 reporting period, and in conjunction with the liquidation of USAG on September 12, 2018 and the withdrawal of UCCO's registration on December 19, 2018, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2021 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2021, USCF held 5 shares of USCI and 40 shares of CPER.

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

USCI’s shares began trading on August 10, 2010. As of March 31, 2021, USCI held 583 Futures Contracts on the NYMEX, held 946 Futures Contracts on the ICE Futures, held 1,445 Futures Contracts on the CBOT, held 296 Futures Contracts on the CME, held 675 Futures Contracts on the LME and held 294 Futures Contracts on the COMEX, totaling 4,239 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day.  This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.). CPER’s shares began trading on November 15, 2011. As of March 31, 2021, CPER held 1,897 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2021 and 2020, USCI incurred $3,146 and $0 respectively, in registration fees and offering expenses. For the three months ended March 31, 2021 and 2020, CPER incurred $10,878 and $0 respectively, in registration fees and offering expenses. During March 2021, USCI and CPER paid registration fees of $39,592 and  $141,830, respectively. On April 30, 2021, 10,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $1,223,400 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2021 is estimated to be a total of $44,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2021 is estimated to be a total of $45,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $300,000 for the year ending December 31, 2021 for USCI and $275,000 for the year ending December 31, 2021 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF pays certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods and plans to terminate such expense waiver as of April 30, 2021. For the three months ended March 31, 2021, USCF waived $34,339 of expenses for CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below and will terminate on April 30, 2021.

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

USCI

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Total commissions accrued to brokers	$37,372	$55,155
Total commissions as annualized percentage of average total net assets	0.10%	0.14%
Commissions accrued as a result of rebalancing	$32,023	$52,790
Percentage of commissions accrued as a result of rebalancing	85.69%	95.71%
Commissions accrued as a result of creation and redemption activity	$5,349	$2,365
Percentage of commissions accrued as a result of creation and redemption activity	14.31%	4.29%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended 2020, was due primarily to a lower number of contracts held and traded.

CPER

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Total commissions accrued to brokers	$8,987	$638
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$1,647	$540
Percentage of commissions accrued as a result of rebalancing	18.33%	84.64%
Commissions accrued as a result of creation and redemption activity	$7,340	$98
Percentage of commissions accrued as a result of creation and redemption activity	81.67%	15.36%

The increase in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a higher number of contracts held and traded.

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

All of the futures contracts held by each Trust Series through March 31, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2021 and December 31, 2020, USCI held investments in money market funds in the amounts of $142,751,877 and $103,316,877, respectively. As of March 31, 2021 and December 31, 2020, CPER held investments in money market funds in the amounts of $157,190,787 and $62,332,787, respectively. Each Trust Series also holds cash deposits with its custodian. As of March 31, 2021 and December 31, 2020, USCI held cash deposits and investments in Treasuries in the amounts of $27,884,129 and $556,131, respectively, with the custodian and FCMs. As of March 31, 2021 and December 31, 2020, CPER held cash deposits and investments in Treasuries in the amounts of $27,475,058 and $778, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$32.58	$36.87
Total income (loss)	3.07	(10.66)
Total expenses	(0.09)	(0.09)
Net increase (decrease) in net asset value	2.98	(10.75)
Net asset value, end of period	$35.56	$26.12

Total Return	9.15%	(29.16)%

Ratios to Average Net Assets
Total income (loss)	8.20%	(32.60)%
Management fees*†	0.80%	0.80%
Total expenses excluding management fees*†	0.24%	0.30%
Expense waived*†	—%	—%
Net expense excluding management fees†	0.24%	0.30%
Net income (loss)	7.94%	(32.87)%
*	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
†	Annualized.

CPER

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$21.72	$17.54
Total income (loss)	2.97	(3.55)
Total expenses	(0.05)	(0.03)
Net increase (decrease) in net asset value	2.92	(3.58)
Net asset value, end of period	$24.64	$13.96

Total Return	13.44%	(20.41)%

Ratios to Average Net Assets
Total income (loss)	8.66%	(23.00)%
Management fees*#	0.65%	0.65%
Total expenses excluding management fees*#	0.26%	0.37%
Expense waived*†#	(0.11)%	(0.22)%
Net expense excluding management fees†#	0.15%	0.15%
Net income (loss)	8.46%	(23.20)%
*	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.

†

USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

#	Annualized.

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

The following table summarizes the valuation of USCI’s securities at March 31, 2021 using the fair value hierarchy:

At March 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$162,751,108	$162,751,108	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	5,752,165	5,752,165	—	—
Foreign Contracts	1,554,315	1,554,315	—	—

The following table summarizes the valuation of USCI's securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$103,316,877	$103,316,877	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	7,053,064	7,053,064	—	—
Foreign Contracts	240,280	240,280	—	—

The following table summarizes the valuation of CPER’s securities at March 31, 2021 using the fair value hierarchy:

At March 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$177,190,018	$177,190,018	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	5,002,224	5,002,224	—	—

The following table summarizes the valuation of CPER's securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$62,332,787	$62,332,787	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,296,063	4,296,063	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Condensed
	Statements of
	Financial		Fair Value at
	Condition	Fair Value at	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2021	2020
Futures - Commodity Contracts	Assets	$7,306,480	$7,293,344

Fair Value of Derivative Instruments Held by CPER

	Condensed
	Statements of
	Financial		Fair Value at
	Condition	Fair Value at	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2021	2020
Futures - Commodity Contracts	Assets	$5,002,224	$4,296,063

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the three months ended		For the three months ended
		March 31, 2021		March 31, 2020
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$12,790,220		$(44,966,526)

	Change in unrealized gain (loss) on open positions		$13,136		$(8,497,099)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the three months ended		For the three months ended
		March 31, 2021		March 31, 2020
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$10,568,325		$(143,063)

	Change in unrealized gain (loss) on open positions		$706,161		$(1,751,488)

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. The Trust believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the commodities markets, in part attributable to the COVID-19 pandemic, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on the business prospects of the Trust, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.). As of March 31, 2021, USCI held 583 Futures Contracts on the NYMEX, held 946 Futures Contracts on the ICE Futures, held 1,445 Futures Contracts on the CBOT, held 296 Futures Contracts on the CME, held 675 Futures Contracts on the LME and held 294 Futures Contracts on the COMEX, totaling 4,239 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day.  This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of March 31, 2021, CPER held 1,897 Futures Contracts on the COMEX.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions.

As of March 31, 2021, USCI held 583 Futures Contracts on the NYMEX, held 946 Futures Contracts on the ICE Futures, held 1,445 Futures Contracts on the CBOT, held 296 Futures Contracts on the CME, held 675 Futures Contracts on the LME and held 294 Futures Contracts on the COMEX, totaling 4,239 futures contracts. As of March 31, 2021, CPER held 1,897 Futures Contracts on the COMEX. For the three months ended March 31, 2021, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2021, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, KCBT, LME or ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact the Trust Series are discussed in "Item 1. Business" and "Item 1A. Risk Factors" in this quarterly report on Form 10-Q.

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

Commodity Markets

Commodity Futures Price Movements

Three Months Ended March 31, 2021

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward/downward trend during the three months ended March 31, 2021. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	9.44%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	13.55%
Bloomberg Commodity Index Total Return(2)	6.92%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	13.17%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2020 was $1,089.40. As of March 31, 2021, the value of the SDCI was $1,192.24, up approximately 9.44% over the three months ended March 31, 2021.

The return of approximately 9.44% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $32.58 and ended the period at $35.56 on March 31, 2021, an increase of approximately 9.15% over the period. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect USCI's per share NAV.

Copper Markets

Copper Futures Price Movements

Three Months Ended March 31, 2021

As measured by the two major copper indexes, copper futures prices exhibited a mostly upward/downward trend during the three months ended March 31, 2021. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	13.48%
Bloomberg Copper Subindex Total Return(2)	13.53%

(1)	The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2020 was $1,124.23. As of March 31, 2021, the value of the SCI was $1,275.77, up approximately 13.48% over the three months ended March 31, 2021.

The return of approximately 13.48% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $21.72 and ended the period at $24.64 on March 31, 2021, an increase of approximately 13.44% over the period. See "Tracking Each Trust Series' Benchmark" below for information about how expenses and income affect CPER's per share NAV.

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

Since its initial offering of 50,000,000 shares, USCI registered 10,000,000 additional shares as of April 30, 2021. As of March 31, 2021, USCI had issued 37,650,000 shares, 4,900,000 of which were outstanding. As of March 31, 2021, there were 12,350,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

Since its initial offering of 30,000,000 shares, CPER has registered 50,000,000 additional shares as of April 30, 2021. As of March 31, 2021, CPER had issued 10,900,000 shares, 7,700,000 of which were outstanding. As of March 31, 2021, there were 19,100,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

As of March 31, 2021, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

USCI

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Average daily total net assets	$156,391,149	$161,966,313
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$7,688	$644,696
Annualized yield based on average daily total net assets	0.02%	1.60%
Management fee	$308,498	$322,162
Total fees and other expenses excluding management fees	$93,394	$122,534
Fees and expenses related the registration or offering of additional shares	$3,146	$—
Total commissions accrued to brokers	$37,372	$55,155
Total commissions as annualized percentage of average total net assets	0.10%	0.14%
Commissions accrued as a result of rebalancing	$32,023	$52,790
Percentage of commissions accrued as a result of rebalancing	85.69%	95.71%
Commissions accrued as a result of creation and redemption activity	$5,349	$2,365
Percentage of commissions accrued as a result of creation and redemption activity	14.31%	4.29%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 was due primarily to a decrease in total commissions accrued to brokers and director fees and insurance.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

CPER

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Average daily total net assets	$130,434,207	$8,096,122
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$7,111	$30,665
Annualized yield based on average daily total net assets	0.02%	1.52%
Management fee	$209,052	$13,084
Total fees and other expenses excluding management fees	$82,582	$7,424
Total amount of the expense waiver	$34,339	$4,405
Expenses before the allowance of the expense waiver	$291,634	$20,508
Expenses after the allowance of the expense waiver	$257,295	$16,103
Fees and expenses related the registration or offering of additional shares	$10,878	$—
Total commissions accrued to brokers	$8,987	$638
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$1,647	$540
Percentage of commissions accrued as a result of rebalancing	18.33%	84.64%
Commissions accrued as a result of creation and redemption activity	$7,340	$98
Percentage of commissions accrued as a result of creation and redemption activity	81.67%	15.36%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 was due primarily to an increase in total commissions accrued to brokers and professional fees.

The increase in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended March 31, 2021, the simple average daily change in the SDCI was (0.022)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.028)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (0.918)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to March 31, 2021, the simple average daily change in the SDCI was (0.004)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.010)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.317)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI's NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended March 31, 2021, the last trading day in March. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended March 31, 2021.

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

For the three months ended March 31, 2021, the actual total return of USCI as measured by changes in its per share NAV was 9.15%. This is based on an initial per share NAV of $32.58 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $35.56. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $35.66 as of March 31, 2021, for a total return over the relevant time period of 9.45%. The difference between the actual per share NAV total return of USCI of 9.15% and the expected total return based on the SDCI of 9.45% was a difference over the time period of (0.30)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI. During the period ended March 31, 2021, USCI earned interest income of $1,298, which is equivalent to a weighted average income rate of approximately 0.12% for such period. In addition, during the period ended March 31, 2021, USCI also collected $5,600 from its Authorized Participants for creating or redeeming baskets of shares and earned $6,390 in dividend income. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended March 31, 2021, USCI incurred total expenses of $401,892. Total expenses, net of interest, dividends and Authorized Participant collections net of expenses was $(388,604), which is equivalent to a weighted average net loss rate of approximately (35.21)% for the period ended March 31, 2021.

By comparison, for the three months ended March 31, 2020, the actual total return of USCI as measured by changes in its per share NAV was (29.16)%. This was based on an initial per share NAV of $36.87 as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $26.12. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $26.07 as of March 31, 2020, for a total return over the relevant time period of (29.29)%. The difference between the actual per share NAV total return of USCI of (29.16)% and the expected total return based on the SDCI of (29.29)% was a difference over the time period of 0.13%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI. These expenses were offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the period ended March 31, 2020, USCI earned interest income of $589,227, which is equivalent to a weighted average income rate of approximately 47.34% for such period. In addition, during the period ended March 31, 2020, USCI also collected $4,550 from its Authorized Participants for creating or redeeming baskets of shares and earned $55,469 in dividend income. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended March 31, 2020, USCI incurred total expenses of ($444,696). Income from interest, dividends and Authorized Participant collections, net of expenses, was $204,550, which is equivalent to a weighted average net income rate of approximately 16.43% for the period ended March 31, 2020.

CPER

For the 30-valuation days ended March 31, 2021, the simple average daily change in the SCI was 0.171%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.170%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (6.531)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to March 31, 2021, the simple average daily change in the SCI was 0.011%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.007%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.295)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER's NAV and the changes in the SCI. The first chart below shows the daily movement of CPER's per share NAV versus the daily movement of the SCI for the 30-valuation day period ended March 31, 2021, the last trading day in March. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended March 31, 2021.

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

For the three months ended March 31, 2021, the actual total return of CPER as measured by changes in its per share NAV was 13.44%. This is based on an initial per share NAV of $21.72 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $24.64. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $24.65 as of March 31, 2021, for a total return over the relevant time period of 13.49%. The difference between the actual per share NAV total return of CPER of 13.44% and the expected total return based on the SCI of 13.49% was an error over the time period of (0.05)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the period ended March 31, 2021, CPER earned interest income of $1,334, which is equivalent to a weighted average income rate of approximately 0.10% for such period. During the period ended March 31, 2021, CPER collected $11,900 in fees from its Authorized Participants for creating or redeeming baskets of shares and earned $5,777 in dividend income. During the period ended March 31, 2021, CPER incurred net expenses of ($257,295). Total net expenses, net of interest, dividends and Authorized Participant collections net of expenses was ($238,284), which is equivalent to a weighted average net loss rate of approximately (17.67)% for the period ended March 31, 2021.

By comparison, for the three months ended March 31, 2020, the actual total return of CPER as measured by changes in its per share NAV was (20.41)%. This was based on an initial per share NAV of $17.54 as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $13.96. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $14.01 as of March 31, 2020, for a total return over the relevant time period of (20.13)%. The difference between the actual per share NAV total return of CPER of (20.41)% and the expected total return based on the SCI of (20.13)% was an error over the time period of (0.28)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI. These expenses were offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the period ended March 31, 2020, CPER earned interest income of $28,107, which is equivalent to a weighted average income rate of approximately 22.21% for such period. During the period ended March 31, 2020, CPER collected $1,400 in fees from its Authorized Participants for creating or redeeming baskets of shares and earned $2,558 in dividend income. During the period ended March 31, 2020, CPER incurred net expenses of ($16,103). Income from interest and Authorized Participant collections, net of expenses was $15,962, which is equivalent to a weighted average net income rate of approximately 12.61% for the period ended March 31, 2020.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series' ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series' attempt to track the Applicable Index.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2021. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series' NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by each Trust Series may continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index's total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the three months ended March 31, 2021, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2021, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of March 31, 2021.

Non-Primary,
14.29%
Petroleum, 21.43%
Industrial Metals,
14.29%
Precious Metals,
21.43%
Grains, 28.57%

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2011 through March 31, 2021.

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

The table below reflects how the SDCI performed from January 1, 2011 through March 31, 2021. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period from

January 1, 2011 through March 31, 2021

Year	Ending Level*	Annual Return
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021 (YTD)	1,192.24	9.44%

** The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI. In addition to the actual performance of the SDCI, this chart includes the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the January 1, 2011 through December 24, 2020 period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2011-3/31/2021 YTD)

15%
10%
5%
0%
-5%
-10%
-15%
-20%
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
YTD

source: Summerhaven Index Management, Bloomberg

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2021.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2021
	BCOM TR	S&P GSCI	DB LCI OY	SDCI TR	SDCI TR
		TR	TR	Actual	Hypothetical
Total return	15.26%	(26.62)%	184.88%	429.84%	497.00%
Average annualized return (total)	3.35%	4.48%	9.15%	10.42%	15.58%
Annualized volatility	15.97%	23.38%	18.86%	15.17%	25.61%
Annualized Sharpe ratio	0.01	(0.01)	0.23	0.45	0.53

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through March 31, 2021 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM, and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM. The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the period from December 31, 1997 through March 31, 2021. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2021; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2011 and March 31, 2021.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2011-3/31/2021)

120
100
80
60
40
20
-
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the March 31, 2011 through March 31, 2021 period.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2016-3/31/2021)

160
140
120
100
80
60
40
20
-
SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the March 31, 2016 through March 31, 2021 period.

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

Changes to the SCI

Beginning with the commodity selection process that was scheduled to occur on December 31, 2020, the rebalancing period for the SCI changed from the first four business days of each month to the 11th-14th business days of each month, based on signals used for contract selection on the 10th business day of each month, rather than the last business day of each month. In addition, commencing with the first commodity selection date occurring after the change: the SCI was revised as follows: the number of Eligible Copper Futures Contracts was reduced, and the SCI itself is now comprised of one or three Eligible Copper Futures Contracts. Previously, the SCI could have comprised of two or three Eligible Copper Futures Contracts. These revisions to the composition of the SCI are intended to ensure that the SCI components at any given time represent copper futures contracts for which there is an active and liquid trading market.

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

A hypothetical example is included below, with the selected Eligible Copper Futures Contract shaded below:

Copper Futures Contract	Expiration Date	Contract Price
Nearest-to-maturity	December-10	374.70
Next nearest-to-maturity	March-11	365.20

Eligible Copper Futures Contracts	Price
December-10	374.70

2b) Contango: If the copper futures curve is in contango, then the SCI takes positions in first three Eligible Copper Futures Contracts, each position is weighted at 33.33%.

A hypothetical example is included below, with the three selected Eligible Copper Futures Contracts indicated below:

Copper Futures Contract	Expiration Date	Contract Price
Nearest-to-maturity	December-10	374.00

Next nearest-to-maturity	March-11	375.70

Eligible Copper Futures Contracts	Price
December-10	374.00
March-11	375.70
May-11	376.30

Due to the dynamic monthly weighting calculation, the individual weights will vary-over time, depending on the price observations each month. CPER’s Selection Date for the SCI is the 10th business day of the calendar month.

Prior Contract Selection and Weighting

Until the most recent commodity selection process occurred after December 31, 2020, the contract selection and weighting process was as follows:

Weights for each of the Benchmark Component Copper Futures Contracts are determined for the next month. The methodology used to calculate the SCI weighting is based solely on quantitative data using observable futures prices and is not subject to human bias.

The monthly weighting selection was a process based upon examination of the relevant futures prices for copper:

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of March 31, 2021.

SCI Contract Weights as of March 31, 2021

September 2021, 33%
May 2021, 33%
July 2021, 33%

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2011 through March 31, 2021.

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

The table below reflects how the SCI performed from January 1, 2011 through March 31, 2021. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2011 through March 31, 2021

Year	Ending Level*	Annual Return
2011	1,164.51	(21.95)%
2012	1,223.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021 (YTD)	1,275.77	13.48%

**The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2011-3/31/2021 YTD)

40%
30%
20%
10%
0%
-10%
-20%
-30%
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
YTD
Source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through March 31, 2021.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2021
	BCOM	Spot Copper	SCI TR	SCI TR
	HG TR	(less storage)	Actual	Hypothetical
Total return	437.75%	161.10%	714.67%	497.00%
Average annualized return (total)	15.04%	11.32%	17.31%	15.58%
Annualized volatility	25.84%	25.02%	25.30%	25.61%
Annualized Sharpe ratio	0.51	0.38	0.60	0.53

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through March 31, 2021 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the period from December 31, 1997 through March 31, 2021. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2021; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between March 31, 2011 and March 31, 2021.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI (3/31/2011-3/31/2021)

120
100
80
60
40
20
-
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost

Source: SHIM, Bloomberg, LME

* In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the March 31, 2011 through March 31, 2021 period.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (3/31/2016-3/31/2021)

200
175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21

Source: SHIM, Bloomberg, LME

* In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the March 31, 2016 through March 31, 2021 period.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series' NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2021, the Trust Series' expenses exceeded the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series' investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2021, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series' assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series' assets related to foreign Futures Contracts trading. During the three months ended March 31, 2021, USCI did not make investments on any foreign exchanges. During the three months ended March 31, 2021, CPER did not make investments on any foreign exchanges.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2021, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $170,636,006 and $184,665,845, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCMs, as applicable, may be subject to loss should the Trust Series' custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2021, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the three months ended March 31, 2021, FCM fees were approximately 0.10% of average daily total net assets for USCI, and approximately 0.03% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver was no longer in effect for USCI. USCF has voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF can terminate this agreement at any time in its sole discretion and plans to terminate such expense waiver as of April 30, 2021. If this Agreement were terminated, the Annual Fund Operating Expenses could increase, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust and will terminate on April 30, 2021.

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

As of March 31, 2021, USCI's portfolio consisted of 4,239 Futures Contracts traded on the Futures Exchanges and CPER's portfolio consisted of 1,897 Futures Contracts traded on the COMEX. For a list of each of USCI's and CPER's current holdings, please see www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2021, no Trust Series had any OTC activities.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each Trust Series maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's ("SEC") rules and forms.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, USCF and the Trust Series may be involved in legal proceedings arising primarily from the ordinary course of its business.  None of the Trust Series is currently party to any material legal proceedings.  In addition, USCF, as sponsor of the Trust and general partner of the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of its business.  Except as described herein, USCF is not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April and early May regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”) and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”) and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

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

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and have moved for their dismissal.

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

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 26, 2021, as amended by the Form 10-K/A filed on March 8, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 9 baskets (comprising 450,000 shares) during the first quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/21 to 1/31/21	100,000	$33.60
2/1/21 to 2/28/21	250,000	$37.40
3/1/21 to 3/31/21	100,000	$35.07
Total	450,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 16 baskets (comprising 800,000 shares) during the first quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/21 to 1/31/21	—	$—
2/1/21 to 2/28/21	250,000	$23.24
3/1/21 to 3/31/21	550,000	$25.14
Total	800,000

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

Date: May 7, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 7, 2021