Form 10-Q
period 2021-06-30
United States Commodity Index Funds Trust
filed 2021-08-06
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of July 20, 2021 are included in the table below:

Number of Outstanding Shares as of July 20, 2021
United States Commodity Index Fund	5,900,000
United States Copper Index Fund	10,600,000
Total	16,500,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2021 (Unaudited) and December 31, 2020

United States Commodity Index Fund

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $208,586,537 and $103,318,538, respectively) (Notes 2 and 6)	$208,586,537	$103,318,538
Equity in trading accounts:
Cash and cash equivalents (at cost $11,935,816 and $554,470, respectively)	11,935,816	554,470
Unrealized gain (loss) on open commodity futures contracts	10,415,372	7,293,344
Receivable for shares sold	3,975,107	—
Dividends receivable	4,075	2,379
Interest receivable	3	—
Prepaid insurance*	23,797	5,212
Prepaid registration fees	26,575	—
ETF transaction fees receivable	350	—

Total Assets	$234,967,632	$111,173,943

Liabilities and Capital
Management fees payable (Note 4)	$141,346	$72,934
Professional fees payable	145,146	312,461
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	3,237	1,525

Total Liabilities	293,684	390,875

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	234,673,948	110,783,068
Total Capital	234,673,948	110,783,068

Total Liabilities and Capital	$234,967,632	$111,173,943

Shares outstanding	5,800,000	3,400,000
Net asset value per share	$40.46	$32.58
Market value per share	$40.39	$32.67

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2021 (Unaudited) and December 31, 2020

United States Copper Index Fund

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $288,730,579 and $62,333,565, respectively) (Notes 2 and 6)	$288,730,579	$62,333,565
Equity in trading accounts:
Cash and cash equivalents (at cost $24,480,601 and $–, respectively)	24,480,601	—
Unrealized gain (loss) on open commodity futures contracts	(1,427,292)	4,296,063
Receivable from Sponsor (Note 4)	—	58,202
Dividends receivable	6,037	1,315
Interest receivable	9	6
Prepaid insurance*	24,265	228
Prepaid registration fees	95,590	—
ETF transaction fees receivable	350	—

Total Assets	$311,910,139	$66,689,379

Liabilities and Capital
Payable due to Broker	$—	$1,428,240
Payable for shares redeemed	5,259,536	—
Management fees payable (Note 4)	176,617	31,116
Professional fees payable	99,156	61,244
Directors’ fees payable*	6,753	5,075

Total Liabilities	5,542,062	1,525,675

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	306,368,077	65,163,704
Total Capital	306,368,077	65,163,704

Total Liabilities and Capital	$311,910,139	$66,689,379

Shares outstanding	11,650,000	3,000,000
Net asset value per share	$26.30	$21.72
Market value per share	$26.23	$21.73

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2021 (Unaudited) and December 31, 2020

United States Commodity Index Funds Trust

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $497,317,116 and $165,652,103, respectively) (Notes 2 and 6)	$497,317,116	$165,652,103
Equity in trading accounts:
Cash and cash equivalents (at cost $36,416,417 and $554,470, respectively)	36,416,417	554,470
Unrealized gain (loss) on open commodity futures contracts	8,988,080	11,589,407
Receivable for shares sold	3,975,107	—
Receivable from Sponsor (Note 4)	—	58,202
Dividends receivable	10,112	3,694
Interest receivable	12	6
Prepaid insurance*	48,062	5,440
Prepaid registration fees	122,165	—
ETF transaction fees receivable	700	—

Total Assets	$546,877,771	$177,863,322

Liabilities and Capital
Payable due to Broker	$—	$1,428,240
Payable for shares redeemed	5,259,536	—
Management fees payable (Note 4)	317,963	104,050
Professional fees payable	244,302	373,705
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	9,990	6,600

Total Liabilities	5,835,746	1,916,550

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	541,042,025	175,946,772
Total Capital	541,042,025	175,946,772

Total Liabilities and Capital	$546,877,771	$177,863,322

Shares Outstanding	17,450,000	6,400,000

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2021

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
CME Lean Hogs Futures LH August 2021 contracts, expiring August 2021	$16,783,982	409	$107,718	0.05
CME Live Cattle Futures LC August 2021 contracts, expiring August 2021	16,236,831	332	61,049	0.03
CBOT Soybean Oil Futures BO September 2021 contracts, expiring September 2021	17,115,789	469	643,365	0.27
CBOT Corn Futures C September 2021 contracts, expiring September 2021	17,255,325	615	1,171,613	0.50
COMEX Copper Futures HG September 2021 contracts, expiring September 2021	17,312,413	152	(1,014,213)	(0.43)
COMEX Silver Futures SI September 2021 contracts, expiring September 2021	17,319,190	125	(947,941)	(0.40)
CBOT Soybean Meal Futures SM October 2021 contracts, expiring October 2021	17,777,090	465	(162,890)	(0.07)
COMEX Gold 100 OZ Futures GC October 2021 contracts, expiring October 2021	16,329,880	92	(13,680)	(0.01)
NYMEX RBOB Gasoline Futures RB November 2021 contracts, expiring October 2021	15,365,003	187	804,027	0.34
CBOT Soybean Futures S November 2021 contracts, expiring November 2021	17,010,213	257	966,937	0.41
NYMEX WTI Crude Oil Futures CL December 2021 contracts, expiring November 2021	12,352,120	230	3,777,780	1.61
United Kingdom Contracts
ICE Brent Crude Oil Futures CO December 2021 contracts, expiring October 2021	12,662,450	223	3,476,060	1.48
Foreign Contracts
LME Nickel Futures LN July 2021 contracts, expiring July 2021*	16,245,219	154	577,125	0.24
LME Tin Futures LT July 2021 contracts, expiring July 2021*	15,971,320	103	961,880	0.41
LME Zinc Futures LX July 2021 contracts, expiring July 2021*	7,747,579	111	494,865	0.21
LME Nickel Futures LN August 2021 contracts, expiring August 2021*	16,180,956	147	(121,500)	(0.05)
LME Tin Futures LT August 2021 contracts, expiring August 2021*	16,475,465	102	38,335	0.02
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Nickel Futures LN July 2021 contracts, expiring July 2021*	(16,944,684)	154	122,340	0.05
LME Tin Futures LT July 2021 contracts, expiring July 2021*	(16,937,015)	103	3,815	0.00	†
LME Zinc Futures LX July 2021 contracts, expiring July 2021*	(7,711,131)	111	(531,313)	(0.22)
Total Open Futures Contracts*	$224,547,995	4,541	$10,415,372	4.44

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2021 (continued)

United States Commodity Index Fund

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 0.01%#	915,000	$915,000	0.39
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	165,566,263	165,566,263	70.55
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	42,100,614	42,100,614	17.94
Total United States Money Market Funds		$208,581,877	88.88
†	Represents less than 0.005%.
#	Reflects the 7-day yield at June 30, 2021.
*	Collateral amounted to $11,935,816 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2021

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG September 2021 contracts, expiring September 2021	$100,880,588	953	$1,304,837	0.42
COMEX Copper Futures HG December 2021 contracts, expiring December 2021	104,975,324	954	(2,813,849)	(0.92)
COMEX Copper Futures HG March 2022 contracts, expiring March 2022	102,043,980	954	81,720	0.03
Total Open Futures Contracts*	$307,899,892	2,861	$(1,427,292)	(0.47)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 0.01%#	150,000	$150,000	0.05
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	159,165,408	159,165,408	51.95
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	129,405,379	129,405,379	42.24
Total United States Money Market Funds		$288,720,787	94.24
#	Reflects the 7-day yield at June 30, 2021.
*	Collateral amounted to $24,480,601 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

United States Commodity Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$22,084,786	$(7,815,560)	$34,875,006	$(52,782,086)
Change in unrealized gain (loss) on open commodity futures contracts	3,108,892	8,116,712	3,122,028	(380,387)
Realized gain (loss) on short-term investments	—	2,261,434	—	2,279,102
Dividend income	12,385	18,133	18,775	73,602
Interest income*	792	311,375	2,090	900,602
ETF transaction fees	3,500	1,050	9,100	5,600
Total Income (Loss)	$25,210,355	$2,893,144	$38,026,999	$(49,903,567)

Expenses
Management fees (Note 4)	$401,183	$247,306	$709,681	$569,468
Professional fees	74,683	72,934	119,557	113,959
Brokerage commissions	30,288	21,219	67,660	76,374
Directors’ fees and insurance	11,546	7,365	19,548	33,719
Registration fees	9,871	—	13,017	—
Total Expenses	$527,571	$348,824	$929,463	$793,520
Net Income (Loss)	$24,682,784	$2,544,320	$37,097,536	$(50,697,087)
Net Income (Loss) per share	$4.90	$0.52	$7.88	$(10.23)
Net Income (Loss) per weighted average share	$4.80	$0.54	$7.71	$(10.41)
Weighted average shares outstanding	5,141,111	4,747,802	4,809,116	4,870,055

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

United States Copper Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$12,409,838	$(577,374)	$22,978,163	$(720,437)
Change in unrealized gain (loss) on open commodity futures contracts	(6,429,516)	2,803,813	(5,723,355)	1,052,325
Dividend income	17,623	2,787	23,400	5,345
Interest income*	820	13,315	2,154	41,422
ETF transaction fees	11,200	1,754	23,100	3,154
Total Income (Loss)	$6,009,965	$2,244,295	$17,303,462	$381,809

Expenses
Management fees (Note 4)	$463,493	$16,759	$672,545	$29,843
Professional fees	111,177	20,756	166,075	26,988
Brokerage commissions	13,335	1,930	22,322	2,568
Directors’ fees and insurance	15,197	386	23,016	940
Registration fees	35,361	—	46,239	—
Total Expenses	638,563	39,831	930,197	60,339
Expense waiver (Note 4)	(28,935)	(19,204)	(63,274)	(23,609)
Net Expenses	$609,628	$20,627	$866,923	$36,730
Net Income (Loss)	$5,400,337	$2,223,668	$16,436,539	$345,079
Net Income (Loss) per share	$1.66	$3.03	$4.58	$(0.55)
Net Income (Loss) per weighted average share	$0.51	$3.26	$2.05	$0.58
Weighted average shares outstanding	10,588,889	682,967	8,027,901	595,330

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

USCF Crescent Crypto Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021†	June 30, 2020†	June 30, 2021†	June 30, 2020†
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$—	$—	$—	$—
Change in unrealized gain (loss) on open commodity futures contracts	—	—	—	—
Dividend income	—	—	—	—
Interest income*	—	—	—	—
ETF transaction fees	—	—	—	—
Total Income (Loss)	$—	$—	$—	$—

Expenses
Management fees (Note 4)	$—	$—	$—	$—
Professional fees	—	—	—	—
Brokerage commissions	—	—	—	—
Directors’ fees and insurance	—	—	—	—
Total Expenses	—	—	—	—
Net Income (Loss)	$—	$—	$—	$—
Net Income (Loss) per share	$—	$—	$—	$—
Net Income (Loss) per weighted average share	$—	$—	$—	$—
Weighted average shares outstanding	—	—	—	—
*	Interest income does not exceed paid in kind of 5%.
†	The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$34,494,624	$(8,392,934)	$57,853,169	$(53,502,523)
Change in unrealized gain (loss) on open commodity futures contracts	(3,320,624)	10,920,525	(2,601,327)	671,938
Realized gain (loss) on short-term investments	—	2,261,434	—	2,279,102
Dividend income	30,008	20,920	42,175	78,947
Interest income*	1,612	324,690	4,244	942,024
ETF transaction fees	14,700	2,804	32,200	8,754
Total Income (Loss)	$31,220,320	$5,137,439	$55,330,461	$(49,521,758)

Expenses
Management fees (Note 4)	$864,676	$264,065	$1,382,226	$599,311
Professional fees	185,860	93,690	285,632	140,947
Brokerage commissions	43,623	23,149	89,982	78,942
Directors’ fees and insurance	26,743	7,751	42,564	34,659
Registration fees	45,232	—	59,256	—
Total Expenses	1,166,134	388,655	1,859,660	853,859
Expense waiver (Note 4)	(28,935)	(19,204)	(63,274)	(23,609)
Net Expenses	$1,137,199	$369,451	$1,796,386	$830,250
Net Income (Loss)	$30,083,121	$4,767,988	$53,534,075	$(50,352,008)

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and six months ended June 30, 2021 and 2020

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balances at beginning of period	$174,240,012	$120,168,967	$110,783,068	$189,895,482
Addition of 900,000, 200,000, 2,850,000 and 350,000 shares, respectively	35,751,152	5,127,140	103,011,772	10,549,302
Redemption of (–), (50,000), (450,000) and (750,000) shares, respectively	—	(1,291,687)	(16,218,428)	(23,198,957)
Net income (loss)	24,682,784	2,544,320	37,097,536	(50,697,087)

Balances at end of period	$234,673,948	$126,548,740	$234,673,948	$126,548,740
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and six months ended June 30, 2021 and 2020

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balances at beginning of period	$189,702,452	$8,373,205	$65,163,704	$7,015,377
Addition of 5,700,000, 350,000, 11,200,000 and 550,000 shares, respectively	159,274,255	5,391,851	292,414,184	8,628,268
Redemption of (1,750,000), (50,000), (2,550,000) and (50,000) shares, respectively	(48,008,967)	(694,752)	(67,646,350)	(694,752)
Net income (loss)	5,400,337	2,223,668	16,436,539	345,079

Balances at end of period	$306,368,077	$15,293,972	$306,368,077	$15,293,972
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and six months ended June 30, 2021 and 2020**

USCF Crescent Crypto Index Fund

Sponsor*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021**	June 30, 2020**	June 30, 2021**	June 30, 2020**
Balances at beginning of period	$—	$1,000	$—	$1,000
Addition of –, –, – and – shares, respectively	—	—	—	—
Redemption of –, –, – and – shares, respectively	—	(1,000)	—	(1,000)
Net income (loss)	—	—	—	—

Balances at end of period	$—	$—	$—	$—

*     Shareholders’ shares outstanding and capital for the periods presented were zero.

**  The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and six months ended June 30, 2021 and 2020

United States Commodity Index Funds Trust

	Shareholders*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balances at beginning of period	$363,942,464	$128,543,172	$175,946,772	$196,911,859
Addition of 6,600,000, 550,000, 14,050,000 and 900,000 shares, respectively	195,025,407	10,518,991	395,425,956	19,177,570
Redemption of (1,750,000), (100,000), (3,000,000) and (800,000) shares, respectively	(48,008,967)	(1,987,439)	(83,864,778)	(23,894,709)
Net income (loss)	30,083,121	4,767,988	53,534,075	(50,352,008)

Balances at end of period	$541,042,025	$141,842,712	$541,042,025	$141,842,712

* Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

United States Commodity Index Fund

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$37,097,536	$(50,697,087)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(3,122,028)	380,387
(Increase) decrease in dividends receivable	(1,696)	17,523
(Increase) decrease in interest receivable	(3)	—
(Increase) decrease in prepaid insurance*	(18,585)	3,991
(Increase) decrease in prepaid registration fees	(26,575)	—
(Increase) decrease in ETF transaction fees receivable	(350)	350
Increase (decrease) in payable due to Broker	—	283,894
Increase (decrease) in Management fees payable	68,412	(59,909)
Increase (decrease) in professional fees payable	(167,315)	(322,705)
Increase (decrease) in brokerage commissions payable	—	(29,850)
Increase (decrease) in directors’ fees payable*	1,712	(6,885)
Net cash provided by (used in) operating activities	33,831,108	(50,430,291)

Cash Flows from Financing Activities:
Addition of shares	99,036,665	10,549,302
Redemption of shares	(16,218,428)	(25,042,657)
Net cash provided by (used in) financing activities	82,818,237	(14,493,355)

Net Increase (Decrease) in Cash and Cash Equivalents	116,649,345	(64,923,646)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	103,873,008	190,313,994
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$220,522,353	$125,390,348

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$208,586,537	$114,398,499
Equity in Trading Accounts:
Cash and cash equivalents	11,935,816	10,991,849
Total Cash, Cash Equivalents and Equity in Trading Accounts	$220,522,353	$125,390,348

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

United States Copper Index Fund

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$16,436,539	$345,079
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	5,723,355	(1,052,325)
(Increase) decrease in receivable from Sponsor	58,202	67,629
(Increase) decrease in dividends receivable	(4,722)	18
(Increase) decrease in interest receivable	(3)	125
(Increase) decrease in prepaid insurance*	(24,037)	(440)
(Increase) decrease in prepaid registration fees	(95,590)	—
(Increase) decrease in prepaid reimbursement	—	(23,609)
(Increase) decrease in ETF transaction fees receivable	(350)	—
Increase (decrease) in payable due to Broker	(1,428,240)	717,366
Increase (decrease) in Management fees payable	145,501	2,307
Increase (decrease) in professional fees payable	37,912	(43,535)
Increase (decrease) in directors’ fees payable*	1,678	(151)
Net cash provided by (used in) operating activities	20,850,245	12,464

Cash Flows from Financing Activities:
Addition of shares	292,414,184	8,628,268
Redemption of shares	(62,386,814)	(694,752)
Net cash provided by (used in) financing activities	230,027,370	7,933,516

Net Increase (Decrease) in Cash and Cash Equivalents	250,877,615	7,945,980

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	62,333,565	7,098,904
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$313,211,180	$15,044,884

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$288,730,579	$14,346,185
Equity in Trading Accounts:
Cash and cash equivalents	24,480,601	698,699
Total Cash, Cash Equivalents and Equity in Trading Accounts	$313,211,180	$15,044,884

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

USCF Crescent Crypto Index Fund

	Six months ended	Six months ended
	June 30, 2021*	June 30, 2020*
Cash Flows from Financing Activities:
Addition of shares	$—	$—
Redemption of shares	—	(1,000)
Net cash provided by (used in) financing activities	—	(1,000)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(1,000)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	—	1,000
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$—	$—

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$—	$—
Equity in Trading Accounts:
Cash and cash equivalents	—	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$—	$—

*     The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

United States Commodity Index Funds Trust

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$53,534,075	$(50,352,008)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	2,601,327	(671,938)
(Increase) decrease in receivable from sponsor	58,202	67,629
(Increase) decrease in dividends receivable	(6,418)	17,541
(Increase) decrease in interest receivable	(6)	125
(Increase) decrease in prepaid insurance*	(42,622)	3,551
(Increase) decrease in prepaid registration fees	(122,165)	—
(Increase) decrease in prepaid reimbursement	—	(23,609)
(Increase) decrease in ETF transaction fees receivable	(700)	350
Increase (decrease) in payable due to Broker	(1,428,240)	1,001,260
Increase (decrease) in Management fees payable	213,913	(57,602)
Increase (decrease) in professional fees payable	(129,403)	(366,240)
Increase (decrease) in brokerage commissions payable	—	(29,850)
Increase (decrease) in directors’ fees payable*	3,390	(7,036)
Net cash provided by (used in) operating activities	54,681,353	(50,417,827)

Cash Flows from Financing Activities:
Addition of shares	391,450,849	19,177,570
Redemption of shares	(78,605,242)	(25,738,409)
Net cash provided by (used in) financing activities	312,845,607	(6,560,839)

Net Increase (Decrease) in Cash and Cash Equivalents	367,526,960	(56,978,666)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	166,206,573	197,413,898
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$533,733,533	$140,435,232

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$497,317,116	$128,744,684
Equity in Trading Accounts:
Cash and cash equivalents	36,416,417	11,690,548
Total Cash, Cash Equivalents and Equity in Trading Accounts	$533,733,533	$140,435,232

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2021

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

USCF has the power and authority to establish and designate one or more series of the Trust and to issue shares thereof, from time to time as it deems necessary or desirable. USCF has exclusive power to fix and determine the relative rights and preferences as between the shares of any series as to right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights. The term for which the Trust is to exist commenced on the date of the filing of the Certificate of Trust, and the Trust and any Trust Series will exist in perpetuity, unless earlier terminated in accordance with the provisions of the Trust Agreement. Separate and distinct records must be maintained for each Trust Series and the assets associated with a Trust Series must be held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other Trust Series. Each Trust Series is separate from all other Trust Series created as series of the Trust in respect of the assets and liabilities allocated to that Trust Series and represents a separate investment portfolio of the Trust.

The sole Trustee of the Trust is Wilmington Trust Company (the “Trustee”), a Delaware banking corporation. The Trustee is unaffiliated with USCF. The Trustee’s duties and liabilities with respect to the offering of shares and the management of the Trust are limited to its express obligations under the Trust Agreement.

USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator (“CPO”) registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The Trust and each Trust Series has a fiscal year ending on December 31.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. Each Trust Series is an investment company for accounting purposes and follows the accounting and reporting guidance in FASB Topic 946.

The Trust financial statements include the financial statements of USCI, CPER and XBET through June 30, 2021. For reporting commencing with the December 31, 2020 reporting period, and in conjunction with the liquidation of USAG on September 12, 2018 and the withdrawal of UCCO’s registration on December 19, 2018, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2021 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of June 30, 2021, USCF held 5 shares of USCI and 40 shares of CPER.

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

On March 31, 2018, USCF contributed $1,000 to UCCO, which was deemed an initial capital contribution to the series, and has since been redeemed. UCCO never commenced operations and was terminated as a series on May 8, 2019. Further, on May 8, 2019, USCF contributed $1,000 to XBET in exchange for 20 Sponsor Shares of the series, which was deemed an initial capital contribution to the series. As of June 25, 2020, XBET had withdrawn its registration.

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

The SDCI is designed to reflect the performance of a diversified group of commodities. The SDCI is owned and maintained by SummerHaven Index Management, LLC (“SHIM”) and is calculated and published by Bloomberg L.P. Futures contracts for the commodities comprising the SDCI are traded on the New York Mercantile Exchange (“NYMEX”), ICE Futures (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”), and Commodity Exchange, Inc. (“COMEX” together with the NYMEX, ICE Futures, CBOT, CME and LME, the “Futures Exchanges”) and are collectively referred to herein as “Futures Contracts.” The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts.” The relative weighting of the Benchmark Component Futures Contracts will change on a monthly basis, based on quantitative formulas relating to the prices of the Benchmark Component Futures Contracts developed by SHIM.

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

USCI’s shares began trading on August 10, 2010. As of June 30, 2021, USCI held 417 Futures Contracts on the NYMEX, held 223 Futures Contracts on the ICE Futures, held 1,806 Futures Contracts on the CBOT, held 741 Futures Contracts on the CME, held 985 Futures Contracts on the LME and held 369 Futures Contracts on the COMEX, totaling 4,541 futures contracts.

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

The SCI is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts on the COMEX. The SCI is owned and maintained by SHIM and calculated and published by the NYSE Arca. The SCI is comprised of either one or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.”

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.). CPER’s shares began trading on November 15, 2011. As of June 30, 2021, CPER held 2,861 Futures Contracts on the COMEX.

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

NOTE 4 — FEES PAID BY EACH TRUST SERIES AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Trust Series in accordance with the objectives and policies of each such Trust Series. In addition, USCF has arranged for one or more third parties to provide trading advisory, administrative, custody, accounting, transfer agency and other necessary services to each Trust Series. For these services, each of USCI and CPER is contractually obligated to pay USCF a management fee of 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,300.

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2021 and 2020, USCI incurred $13,017 and $0 respectively, in registration fees and offering expenses. For the six months ended June 30, 2021 and 2020, CPER incurred $46,239 and $0 respectively, in registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $1,061,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2021 is estimated to be a total of $42,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2021 is estimated to be a total of $53,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $120,000 for the year ending December 31, 2021 for USCI and $130,000 for the year ending December 31, 2021 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF previously paid certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the six months ended June 30, 2021, USCF waived $63,274 of expenses for CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below and terminated on April 30, 2021.

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

The above fee does not include website construction and development costs, which are also borne by USCF.

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide the Trust Series and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

Brown Brothers Harriman and Co. (“BBH&Co.”) previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for USO and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to the Trust Series and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

Brokerage and Futures Commission Merchant Agreements

The Trust, on behalf of each of USCI and CPER, entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC (“RBC”), in June of 2018. RBC is referred to as the “Futures Commissions Merchant” or “FCM.” The Trust’s FCM agreement requires the FCM to provide services to the applicable Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the FCM for the applicable Trust Series’ account. In accordance with each agreement, the FCM charges the applicable Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Total commissions accrued to brokers	$67,660	$76,374
Total commissions as annualized percentage of average total net assets	0.08%	0.11%
Commissions accrued as a result of rebalancing	$60,647	$73,525
Percentage of commissions accrued as a result of rebalancing	89.63%	96.27%
Commissions accrued as a result of creation and redemption activity	$7,013	$2,849
Percentage of commissions accrued as a result of creation and redemption activity	10.37%	3.73%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended 2020, was due primarily to no half-turn commission expense offset.

CPER

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Total commissions accrued to brokers	$22,322	$2,568
Total commissions as annualized percentage of average total net assets	0.02%	0.06%
Commissions accrued as a result of rebalancing	$10,285	$2,306
Percentage of commissions accrued as a result of rebalancing	46.08%	89.79%
Commissions accrued as a result of creation and redemption activity	$12,037	$262
Percentage of commissions accrued as a result of creation and redemption activity	53.92%	10.21%

The increase in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a higher number of contracts held and traded.

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

USCF is also party to an Amended and Restated Licensing Agreement, dated as of May 1, 2018, as amended by that certain Amendment to Amended and Restated Licensing Agreement dated as of September 15, 2020, and as further amended from time to time, with SummerHaven and SHIM, pursuant to which SHIM grants a license to USCF for the use of certain names and marks, including the Applicable Index for each Trust Series in exchange for a fee to be paid by USCF to SHIM. USCF pays licensing fees to SummerHaven equal to an annual fee of $15,000 per Trust Series, plus an annual fee of 0.06% of the average daily total net assets of each Trust Series. As a result of the amendment and restatement of the Licensing Agreement and Advisory Agreement in May of 2018, the fees required to be paid by USCF to SummerHaven and SHIM in the aggregate have not changed from the aggregate fees paid by USCF under the two agreements prior to the amendment and restatement.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps requires margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary transactions and assets.

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

All of the futures contracts held by each Trust Series through June 30, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on the Trust Series and reflect the consequences as appropriate in the Trust Series’ accounting and financial reporting. The pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Funds and their investments.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2021 and December 31, 2020, USCI held investments in money market funds in the amounts of $208,581,877 and $103,316,877, respectively. As of June 30, 2021 and December 31, 2020, CPER held investments in money market funds in the amounts of $288,720,787 and $62,332,787, respectively. Each Trust Series also holds cash deposits with its custodian. As of June 30, 2021 and December 31, 2020, USCI held cash deposits and investments in Treasuries in the amounts of $11,940,476 and $556,131, respectively, with the custodian and FCMs. As of June 30, 2021 and December 31, 2020, CPER held cash deposits and investments in Treasuries in the amounts of $24,490,393 and $778, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$35.56	$26.12	$32.58	$36.87
Total income (loss)	5.00	0.59	8.07	(10.07)
Total expenses	(0.10)	(0.07)	(0.19)	(0.16)
Net increase (decrease) in net asset value	4.90	0.52	7.88	(10.23)
Net asset value, end of period	$40.46	$26.64	$40.46	$26.64

Total Return	13.78%	1.99%	24.19%	(27.75)%

Ratios to Average Net Assets
Total income (loss)	12.53%	2.33%	21.26%	(34.86)%
Management fees#	0.80%	0.80%	0.80%	0.80%
Total expenses excluding management fees#	0.25%	0.33%	0.25%	0.31%
Expense waived#	—%	—%	—%	—%
Net expense excluding management fees#	0.25%	0.33%	0.25%	0.31%
Net income (loss)	12.27%	2.05%	20.74%	(35.42)%
#	Annualized.

CPER

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$24.64	$13.96	$21.72	$17.54
Total income (loss)	1.72	3.06	4.69	(0.49)
Total expenses	(0.06)	(0.03)	(0.11)	(0.06)
Net increase (decrease) in net asset value	1.66	3.03	4.58	(0.55)
Net asset value, end of period	$26.30	$16.99	$26.30	$16.99

Total Return	6.74%	21.70%	21.09%	(3.14)%

Ratios to Average Net Assets
Total income (loss)	2.10%	21.64%	8.29%	4.14%
Management fees#	0.65%	0.65%	0.65%	0.65%
Total expenses excluding management fees#	0.25%	0.89%	0.25%	0.66%
Expense waived#†	(0.04)%	(0.74)%	(0.06)%	(0.51)%
Net expense excluding management fees#†	0.21%	0.15%	0.19%	0.15%
Net income (loss)	1.89%	21.44%	7.88%	3.73%
#	Annualized.
†

USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated the expense waiver as of April 30, 2021.

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

The following table summarizes the valuation of USCI’s securities at June 30, 2021 using the fair value hierarchy:

At June 30, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$208,581,877	$208,581,877	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	5,393,765	5,393,765	—	—
Foreign Contracts	5,021,607	5,021,607	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$103,316,877	$103,316,877	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	7,053,064	7,053,064	—	—
Foreign Contracts	240,280	240,280	—	—

The following table summarizes the valuation of CPER’s securities at June 30, 2021 using the fair value hierarchy:

At June 30, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$288,720,787	$288,720,787	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,427,292)	(1,427,292)	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$62,332,787	$62,332,787	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,296,063	4,296,063	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Condensed
	Statements of
	Financial		Fair Value at
	Condition	Fair Value at	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	June 30, 2021	2020
Futures - Commodity Contracts	Assets	$10,415,372	$7,293,344

Fair Value of Derivative Instruments Held by CPER

	Condensed
	Statements of
	Financial		Fair Value at
	Condition	Fair Value at	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	June 30, 2021	2020
Futures - Commodity Contracts	Assets	$(1,427,292)	$4,296,063

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the six months ended		For the six months ended
		June 30, 2021		June 30, 2020
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$34,875,006		$(52,782,086)

	Change in unrealized gain (loss) on open positions		$3,122,028		$(380,387)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the six months ended		For the six months ended
		June 30, 2021		June 30, 2020
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$22,978,163		$(720,437)

	Change in unrealized gain (loss) on open positions		$(5,723,355)		$1,052,325

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. The Trust believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the commodities markets, in apart attributable to the COVID-19 pandemic, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on the business prospects of the Trust, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of June 30, 2021, USCI held 417 Futures Contracts on the NYMEX, held 223 Futures Contracts on the ICE Futures, held 1,806 Futures Contracts on the CBOT, held 741 Futures Contracts on the CME, held 985 Futures Contracts on the LME and held 369 Futures Contracts on the COMEX, totaling 4,541 futures contracts.

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

The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “SCI”), less CPER’s expenses. CPER seeks to achieve its investment objective by investing so that the average daily percentage change in CPER’s NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage change in the price of the Benchmark Component Copper Futures Contracts over the same period.  The SCI is designed to reflect the performance of the investment returns from a portfolio of copper futures contracts on the COMEX. The SCI is owned and maintained by SHIM and calculated and published by the NYSE Arca. The SCI is comprised of either one or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.”

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day.  This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of June 30, 2021, CPER held 2,861 Futures Contracts on the COMEX.

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

Regulatory Disclosure

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not applicable to the Trust Series’ investments) may hold, own or control. These levels and position limits apply to the futures contracts that the Trust invests in to meet the investment objective of the Trust Series. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S. based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions.

As of June 30, 2021, USCI held 417 Futures Contracts on the NYMEX, held 223 Futures Contracts on the ICE Futures, held 1,806 Futures Contracts on the CBOT, held 741 Futures Contracts on the CME, held 985  Futures Contracts on the LME and held 369 Futures Contracts on the COMEX, totaling 4,541 futures contracts. As of June 30, 2021, CPER held 2,861 Futures Contracts on the COMEX. For the six months ended June 30, 2021, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the six months ended June 30, 2021, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if a Trust Series enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require each Trust Series to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by a Trust Series’ FCM.

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended (“1940 Act”) which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as the Trust Series. A portion of the assets of each Trust Series that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. No Trust Series holds any non-government MMFs and neither Trust Series anticipates investing in any non-government MMFs. However, if a Trust Series invests in other types of MMFs besides government MMFs in the future, such Trust Series could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Although such government MMFs seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and a Trust Series may lose money by investing in a government MMF. An investment in a government MMF is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government MMF can fall below the $1.00 share price. A Trust Series cannot rely on or expect a government MMF’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government MMF’s $1.00 share price. The credit quality of a government MMF’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government MMF’s share price. Due to fluctuations in interest rates, the market value of securities held by a government MMF may vary. A government MMF’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Commodity Markets

Commodity Futures Price Movements

Six Months Ended June 30, 2021

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward trend during the six months ended June 30, 2021. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	24.91%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	31.40%
Bloomberg Commodity Index Total Return(2)	21.15%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	31.75%
(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2020 was $1,089.40. As of June 30, 2021, the value of the SDCI was $1,360.72, up approximately 24.91% over the six months ended June 30, 2021.

The return of approximately 24.91% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $32.58 and ended the period at $40.46 on June 30, 2021, an increase of approximately 24.19% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

Copper Markets

Copper Futures Price Movements

Six Months Ended June 30, 2021

As measured by the two major copper indexes, copper futures prices exhibited a mostly upward trend during the six months ended June 30, 2021. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	21.38%
Bloomberg Copper Subindex Total Return(2)	21.50%
(1)	The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2020 was $1,124.23. As of June 30, 2021, the value of the SCI was $1,364.57, up approximately 21.38% over the six months ended June 30, 2021.

The return of approximately 21.38% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $21.72 and ended the period at $26.30 on June 30, 2021, an increase of approximately 21.09% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

Copper futures markets have risen dramatically since March of 2020. The price of the front month copper futures contract peaked at a high of $4.7785 per pound before declining to end the second quarter of 2021 at $4.2965 per pound. Year-to-date, the front month copper futures contract rose from $3.5190 on December 31, 2020 to end the second quarter of 2021 with a gain of 22.09%. The recent pullback in copper prices is likely due to a simultaneous reversal of China policy towards the metal. Where China had been increasing inventories since the early days of the pandemic, the nation is now selling copper with an eye towards dampening runaway prices. China’s stance plus the new wave of COVID-19 cases and variants in the United States and around the world are headwinds in the short-term. Long-term, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases.

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

Since its initial offering of 50,000,000 shares, USCI has registered 10,000,000 additional shares as of June 30, 2021. As of June 30, 2021, USCI had issued 38,550,000 shares, 5,800,000 of which were outstanding. As of June 30, 2021, there were 21,450,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

Since its initial offering of 30,000,000 shares, CPER has registered 50,000,000 additional shares as of June 30, 2021. As of June 30, 2021, CPER had issued 16,600,000 shares, 11,650,000 of which were outstanding. As of June 30, 2021, there were 63,400,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

As of June 30, 2021, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

USCI

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$178,890,522	$143,149,422
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$20,865	$974,204
Annualized yield based on average daily total net assets	0.02%	1.37%
Management fee	$709,681	$569,468
Total fees and other expenses excluding management fees	$219,782	$224,052
Fees and expenses related to the registration or offering of additional shares	$13,017	$—
Total commissions accrued to brokers	$67,660	$76,374
Total commissions as annualized percentage of average total net assets	0.08%	0.11%
Commissions accrued as a result of rebalancing	$60,647	$73,525
Percentage of commissions accrued as a result of rebalancing	89.63%	96.27%
Commissions accrued as a result of creation and redemption activity	$7,013	$2,849
Percentage of commissions accrued as a result of creation and redemption activity	10.37%	3.73%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 was due primarily to a decrease in total commissions accrued to brokers and director fees and insurance.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to no half-turn commission expense offset.

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

USCI

	Three months	Three months
	ended	ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$201,142,649	$124,332,532
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$13,177	$329,508
Annualized yield based on average daily total net assets	0.03%	1.07%
Management fee	$401,183	$247,306
Total fees and other expenses excluding management fees	$126,388	$101,518
Fees and expenses related to the registration or offering of additional shares	$9,871	$—
Total commissions accrued to brokers	$30,288	$21,219
Total commissions as annualized percentage of average total net assets	0.06%	0.07%
Commissions accrued as a result of rebalancing	$28,624	$20,735
Percentage of commissions accrued as a result of rebalancing	94.51%	97.72%
Commissions accrued as a result of creation and redemption activity	$1,664	$484
Percentage of commissions accrued as a result of creation and redemption activity	5.49%	2.28%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 was due primarily to an increase in total net assets.

The increase in total commissions accrued to brokers for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

CPER

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$208,651,751	$9,232,998
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$25,554	$46,767
Annualized yield based on average daily total net assets	0.02%	1.02%
Management fee	$672,545	$29,843
Total fees and other expenses excluding management fees	$257,652	$30,496
Total amount of the expense waiver	$63,274	$23,609
Expenses before the allowance of the expense waiver	$930,197	$60,339
Expenses after the allowance of the expense waiver	$866,923	$36,730
Fees and expenses related the registration or offering of additional shares	$46,239	$—
Total commissions accrued to brokers	$22,322	$2,568
Total commissions as annualized percentage of average total net assets	0.02%	0.06%
Commissions accrued as a result of rebalancing	$10,285	$2,306
Percentage of commissions accrued as a result of rebalancing	46.08%	89.79%
Commissions accrued as a result of creation and redemption activity	$12,037	$262
Percentage of commissions accrued as a result of creation and redemption activity	53.92%	10.21%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 was due primarily to an increase in total commissions accrued to brokers and director fees and insurance.

The increase in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

CPER

	Three months	Three months
	ended	ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$286,009,762	$10,369,875
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$18,443	$16,102
Annualized yield based on average daily total net assets	0.03%	0.62%
Management fee	$463,493	$16,759
Total fees and other expenses excluding management fees	$175,070	$23,072
Total amount of the expense waiver	$28,935	$19,204
Expenses before the allowance of the expense waiver	$638,563	$39,831
Expenses after the allowance of the expense waiver	$609,628	$20,627
Fees and expenses related the registration or offering of additional shares	$35,361	$—
Total commissions accrued to brokers	$13,335	$1,930
Total commissions as annualized percentage of average total net assets	0.02%	0.07%
Commissions accrued as a result of rebalancing	$8,638	$1,766
Percentage of commissions accrued as a result of rebalancing	64.78%	91.50%
Commissions accrued as a result of creation and redemption activity	$4,697	$164
Percentage of commissions accrued as a result of creation and redemption activity	35.22%	8.50%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 was due primarily to an increase in total commissions accrued to brokers and expenses related to the increase in total net assets.

The increase in total commissions accrued to brokers for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended June 30, 2021, the simple average daily change in the SDCI was (0.001)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.007)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (10.510)%, meaning that over this time period USCI’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to June 30, 2021, the simple average daily change in the SDCI was 0.001%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.005)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.238)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended June 30, 2021, the last trading day in June. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended June 30, 2021.

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

For the six months ended June 30, 2021, the actual total return of USCI as measured by changes in its per share NAV was 24.19%. This is based on an initial per share NAV of $32.58 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $40.46. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $40.69 as of June 30, 2021, for a total return over the relevant time period of 24.89%. The difference between the actual per share NAV total return of USCI of 24.19% and the expected total return based on the SDCI of 24.89% was a difference over the time period of (0.70)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI. These expenses are offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the period ended June 30, 2021, USCI earned interest income of $2,090, which is equivalent to a weighted average income rate of approximately 0.09% for such period. In addition, during the period ended June 30, 2021, USCI also collected $9,100 from its Authorized Participants for creating or redeeming baskets of shares and earned $18,775 in dividend income. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended June 30, 2021, USCI incurred total expenses of $(929,463). Total expenses, net of interest, dividends and Authorized Participant collections net of expenses was $(899,498), which is equivalent to a weighted average net loss rate of approximately (37.72)% for the period ended June 30, 2021.

By comparison, for the six months ended June 30, 2020, the actual total return of USCI as measured by changes in its per share NAV was (27.75)%. This was based on an initial per share NAV of $36.87 as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $26.64. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $26.59 as of June 30, 2020, for a total return over the relevant time period of (27.88)%. The difference between the actual per share NAV total return of USCI of (27.75)% and the expected total return based on the SDCI of (27.88)% was a difference over the time period of 0.13%, which is to say that USCI’s actual total return outperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI. These expenses were offset in part by the income that USCI collects on its cash and cash equivalent holdings. During the period ended June 30, 2020, USCI earned interest income of $900,602, which is equivalent to a weighted average income rate of approximately 37.37% for such period. In addition, during the period ended June 30, 2020, USCI also collected $5,600 from its Authorized Participants for creating or redeeming baskets of shares and earned $73,602 in dividend income. This income also contributed to USCI’s actual total return. However, if the total assets of USCI continue to increase, USCF believes that the impact on actual total returns of these fees from creations and redemptions will diminish as a percentage of the actual total return. During the period ended June 30, 2020, USCI incurred total expenses of ($793,520). Income from interest, dividends and Authorized Participant collections, net of expenses, was $186,284, which is equivalent to a weighted average net income rate of approximately 7.71% for the period ended June 30, 2020.

CPER

For the 30-valuation days ended June 30, 2021, the simple average daily change in the SCI was (0.318)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.321)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (1.858)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to June 30, 2021, the simple average daily change in the SCI was 0.014%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.010%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.233)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended June 30, 2021, the last trading day in June. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended June 30, 2021.

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

For the six months ended June 30, 2021, the actual total return of CPER as measured by changes in its per share NAV was 21.09%. This is based on an initial per share NAV of $21.72 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $26.30. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $26.36 as of June 30, 2021, for a total return over the relevant time period of 21.36%. The difference between the actual per share NAV total return of CPER of 21.09% and the expected total return based on the SCI of 21.36% was an error over the time period of (0.27)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI. These expenses are offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the period ended June 30, 2021, CPER earned interest income of $2,154, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the period ended June 30, 2021, CPER collected $23,100 in fees from its Authorized Participants for creating or redeeming baskets of shares and earned $23,400 in dividend income. During the period ended June 30, 2021, CPER incurred after reimburstment expenses of $(866,923). Total net expenses, net of interest, dividends and Authorized Participant collections net of expenses was $(818,269), which is equivalent to a weighted average net loss rate of approximately (20.55)% for the period ended June 30, 2021.

By comparison, for the six months ended June 30, 2020, the actual total return of CPER as measured by changes in its per share NAV was (3.13)%. This was based on an initial per share NAV of $17.54 as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $16.99. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $17.05 as of June 30, 2020, for a total return over the relevant time period of (2.79)%. The difference between the actual per share NAV total return of CPER of (3.13)% and the expected total return based on the SCI of (2.79)% was an error over the time period of (0.34)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI. These expenses were offset in part by the income that CPER collects on its cash and cash equivalent holdings. During the period ended June 30, 2020, CPER earned interest income of $41,422, which is equivalent to a weighted average income rate of approximately 28.22% for such period. During the period ended June 30, 2020, CPER collected $3,154 in fees from its Authorized Participants for creating or redeeming baskets of shares and earned $5,345 in dividend income. During the period ended June 30, 2020, CPER incurred after reimburstment expenses of ($36,730). Income from interest and Authorized Participant collections, net of expenses was $13,191, which is equivalent to a weighted average net income rate of approximately 4.47% for the period ended June 30, 2020.

Factors That Can Impact Ability to Track the Applicable Index

There are currently five factors that have impacted or are most likely to impact a Trust Series’ ability to accurately track its Applicable Index.

First, a Trust Series may buy or sell its holdings in the then current Applicable Benchmark Component Futures Contracts at a price other than the closing settlement price of that contract on the day during which such Trust Series executes the trade. In that case, a Trust Series may pay a price that is higher, or lower, than that of the Applicable Benchmark Component Futures Contracts, which could cause the changes in the daily per share NAV of a Trust Series to either be too high or too low relative to the daily changes in the price of the Applicable Index. USCF attempts to minimize the effect of these transactions by seeking to execute its purchase or sale of the Applicable Benchmark Component Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for a Trust Series to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact a Trust Series’ attempt to track the Applicable Index.

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2021. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by each Trust Series may continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the six months ended June 30, 2021, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2021, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Monthly commodity selection is a two-step process based upon examination of the relevant futures prices for each commodity:

1)	The annualized percentage price difference between the closest-to-expiration Futures Contract and the next closest- to-expiration Futures Contract is calculated for each of the 27 eligible Futures Contracts on USCI’s Selection Date.
2)	The 14 commodities with the highest percentage price difference are selected.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of June 30, 2021.

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2011 through June 30, 2021.

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

The table below reflects how the SDCI performed from January 1, 2011 through June 30, 2021. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period from

January 1, 2011 through June 30, 2021

Year	Ending Level*	Annual Return
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021 (YTD)	1,360.72	24.91%

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

Hypothetical Total Returns (1/1/2011-6/30/2021 YTD)

30%
25%
20%
15%
10%
5%
0%
-5%
-10%
-15%
-20%
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
YTD

source: Summerhaven Index Management, Bloomberg

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to June 30, 2021.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through June 30, 2021
	BCOM TR	S&P GSCI	DB LCI OY	SDCI TR	SDCI TR
		TR	TR	Actual	Hypothetical
Total return	30.59%	(15.08)%	237.05%	504.71%	858.00%
Average annualized return (total)	4.02%	4.74%	9.67%	10.95%	13.04%
Annualized volatility	15.99%	23.34%	18.88%	15.24%	15.47%
Annualized Sharpe ratio	0.13	0.12	0.41	0.58	0.71

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through June 30, 2021 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR” in the chart above), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OY TR” in the chart above). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the period from December 31, 1997 through June 30, 2021. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2021; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between June 30, 2011 and June 30, 2021.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2011-6/30/2021)

120
100
80
60
40
20
-
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the June 30, 2011 through June 30, 2021 period.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2016-6/30/2021)

160
140
120
100
80
60
40
20
-
SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the June 30, 2016 through June 30, 2021 period.

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of June 30, 2021.

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2011 through June 30, 2021.

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

The table below reflects how the SCI performed from January 1, 2011 through June 30, 2021. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2011 through June 30, 2021

Year	Ending Level*	Annual Return
2011	1,164.51	(21.95)%
2012	1,223.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021 (YTD)	1,364.57	21.38%

**The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2011-6/30/2021 YTD)

150%
100%
50%
0%
-50%
-100%
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021 YTD

Source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through June 30, 2021.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through June 30, 2021
	BCOM	Spot Copper	SCI TR	SCI TR
	HG TR	(less storage)	Actual	Hypothetical
Total return	475.53%	177.21%	771.37%	538.85%
Average annualized return (total)	14.27%	10.59%	16.53%	14.81%
Annualized volatility	25.88%	25.08%	25.35%	25.66%
Annualized Sharpe ratio	0.47	0.35	0.57	0.50

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through June 30, 2021 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM (“BCOM HG TR” in the chart above), and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the period from December 31, 1997 through June 30, 2021. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2021; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between June 30, 2011 and June 30, 2021.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI (6/30/2011-6/30/2021)

120
100
80
60
40
20
-
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost

Source: SHIM, Bloomberg, LME

* In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the June 30, 2011 through June 30, 2021 period.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (6/30/2016-6/30/2021)

225
200
175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21

Source: SHIM, Bloomberg, LME

* In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the June 30, 2016 through June 30, 2021 period.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the six months ended June 30, 2021, the Trust Series’ expenses exceeded the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2021, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the six months ended June 30, 2021, USCI did not make investments on any foreign exchanges. During the six months ended June 30, 2021, CPER did not make investments on any foreign exchanges.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2021, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $220,522,353 and $313,211,180, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCMs, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2021, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. In return for its services, USCF is paid a management fee calculated as a fixed percentage of a Trust Series’ NAV. The management fee paid to USCF is 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the six months ended June 30, 2021, FCM fees were approximately 0.08% of average daily total net assets for USCI, and approximately 0.02% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust and terminated on April 30, 2021.

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

As of June 30, 2021, USCI’s portfolio consisted of 4,541 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 2,861 Futures Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

USCI and CPER are exposed to commodity price risk. In particular, each Trust Series is exposed to commodity risk of the commodities that comprise the Applicable Index for such Trust Series through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that each Trust Series holds in its portfolio, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, are expected to directly affect the value of the Trust Series.

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

During the six month reporting period ended June 30, 2021, no Trust Series had any OTC activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 0 baskets (comprising 0 shares) during the second quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2021:

Issuer Purchases of Equity Securities

Total
Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/21 to 4/30/21	—	$—
5/1/21 to 5/31/21	—	$—
6/1/21 to 6/30/21	—	$—
Total	0	0

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 35 baskets (comprising 1,750,000 shares) during the second quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/21 to 4/30/21	100,000	$24.78
5/1/21 to 5/31/21	950,000	$28.64
6/1/21 to 6/30/21	700,000	$26.17
Total	1,750,000

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

Date: August 6, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 6, 2021