Form 10-Q
period 2021-09-30
United States Commodity Index Funds Trust
filed 2021-11-05
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021.

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from               to             .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of October 20, 2021 are included in the table below:

Number of Outstanding Shares as of October 20, 2021
United States Commodity Index Fund	5,900,000
United States Copper Index Fund	9,000,000
Total	14,900,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2021 (Unaudited) and December 31, 2020

United States Commodity Index Fund

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $218,105,747 and $103,318,538, respectively) (Notes 2 and 6)	$218,105,747	$103,318,538
Equity in trading accounts:
Cash and cash equivalents (at cost $11,711,481 and $554,470, respectively)	11,711,481	554,470
Unrealized gain (loss) on open commodity futures contracts	5,966,412	7,293,344
Dividends receivable	4,544	2,379
Interest receivable	6	—
Prepaid insurance*	15,535	5,212
Prepaid registration fees	16,596	—

Total Assets	$235,820,321	$111,173,943

Liabilities and Capital
Management fees payable (Note 4)	$152,976	$72,934
Professional fees payable	158,686	312,461
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	4,250	1,525

Total Liabilities	319,867	390,875

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	235,500,454	110,783,068
Total Capital	235,500,454	110,783,068

Total Liabilities and Capital	$235,820,321	$111,173,943

Shares outstanding	5,750,000	3,400,000
Net asset value per share	$40.96	$32.58
Market value per share	$40.89	$32.67

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2021 (Unaudited) and December 31, 2020

United States Copper Index Fund

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $248,999,723 and $62,333,565, respectively) (Notes 2 and 6)	$248,999,723	$62,333,565
Equity in trading accounts:
Cash and cash equivalents (at cost $15,094,341 and $–, respectively)	15,094,341	—
Unrealized gain (loss) on open commodity futures contracts	(3,576,834)	4,296,063
Receivable from Sponsor (Note 4)	—	58,202
Dividends receivable	5,371	1,315
Interest receivable	3	6
Prepaid insurance*	15,840	228
Prepaid registration fees	59,841	—
ETF transaction fees receivable	350	—

Total Assets	$260,598,635	$66,689,379

Liabilities and Capital
Payable due to Broker	$—	$1,428,240
Payable for shares redeemed	22,526,184	—
Management fees payable (Note 4)	147,393	31,116
Professional fees payable	146,408	61,244
Directors’ fees payable*	6,806	5,075

Total Liabilities	22,826,791	1,525,675

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	237,771,844	65,163,704
Total Capital	237,771,844	65,163,704

Total Liabilities and Capital	$260,598,635	$66,689,379

Shares outstanding	9,500,000	3,000,000
Net asset value per share	$25.03	$21.72
Market value per share	$25.05	$21.73

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2021 (Unaudited) and December 31, 2020

United States Commodity Index Funds Trust

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $467,105,470 and $165,652,103, respectively) (Notes 2 and 6)	$467,105,470	$165,652,103
Equity in trading accounts:
Cash and cash equivalents (at cost $26,805,822 and $554,470, respectively)	26,805,822	554,470
Unrealized gain (loss) on open commodity futures contracts	2,389,578	11,589,407
Receivable from Sponsor (Note 4)	—	58,202
Dividends receivable	9,915	3,694
Interest receivable	9	6
Prepaid insurance*	31,375	5,440
Prepaid registration fees	76,437	—
ETF transaction fees receivable	350	—

Total Assets	$496,418,956	$177,863,322

Liabilities and Capital
Payable due to Broker	$—	$1,428,240
Payable for shares redeemed	22,526,184	—
Management fees payable (Note 4)	300,369	104,050
Professional fees payable	305,094	373,705
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	11,056	6,600

Total Liabilities	23,146,658	1,916,550

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	473,272,298	175,946,772
Total Capital	473,272,298	175,946,772

Total Liabilities and Capital	$496,418,956	$177,863,322

Shares Outstanding	15,250,000	6,400,000

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2021

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long United States Contracts
NYMEX WTI Crude Oil Futures CL December 2021 contracts, expiring November 2021	$12,525,260	225	$4,282,241	1.82
NYMEX RBOB Gasoline Futures RB December 2021 contracts, expiring November 2021	16,861,519	188	163,046	0.07
ICE Cotton Futures CT December 2021 contracts, expiring December 2021	15,500,853	344	2,696,747	1.14
CBOT Soybean Oil Futures BO December 2021 contracts, expiring December 2021	17,307,860	484	(264,284)	(0.11)
CME Lean Hogs Futures LH December 2021 contracts, expiring December 2021	17,286,553	517	374,167	0.16
COMEX Copper Futures HG December 2021 contracts, expiring December 2021	16,508,612	157	(459,287)	(0.20)
COMEX Silver Futures SI December 2021 contracts, expiring December 2021	16,520,501	149	(95,486)	(0.04)
NYMEX Platinum Futures PL January 2022 contracts, expiring January 2022	17,278,350	345	(676,950)	(0.29)
NYMEX NY Harbour ULSD Futures HO February 2022 contracts, expiring January 2022	15,566,889	177	1,570,712	0.67
United Kingdom Contracts
ICE Brent Crude Futures CO January 2022 contracts, expiring November 2021	16,833,699	217	(9,689)	0.00	†
ICE Low Sulphur Gasoil Futures QS February 2022 contracts, expiring February 2022	16,884,651	257	148,024	0.06
Foreign Contracts
LME Tin Futures LT October 2021 contracts, expiring October 2021*	16,791,110	99	544,285	0.23
LME Tin Futures LT November 2021 contracts, expiring November 2021*	16,836,735	94	(564,865)	(0.24)
LME Lead Futures LL December 2021 contracts, expiring December 2021*	18,657,306	320	(1,889,306)	(0.80)
LME Nickel Futures LN February 2022 contracts, expiring February 2022*	16,369,653	148	(452,697)	(0.19)
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Tin Futures LT October 2021 contracts, expiring October 2021*	(17,890,775)	99	555,380	0.23
LME Lead Futures LL December 2021 contracts, expiring December 2021*	(515,974)	9	44,374	0.02
Total Open Futures Contracts*	$229,322,802	3,829	$5,966,412	2.53

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2021 (continued)

United States Commodity Index Fund

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	143,561,263	$143,561,263	60.96
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	74,540,614	74,540,614	31.65
Total United States Money Market Funds		$218,101,877	92.61

†Represents less than 0.005%.

#Reflects the 7-day yield at September 30, 2021.

*Collateral amounted to $11,711,481 on open commodity futures contracts.

**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2021

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG December 2021 contracts, expiring December 2021*	$241,352,184	2,326	$(3,576,834)	(1.50)

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	115,265,408	$115,265,408	48.48
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	133,690,379	133,690,379	56.22
Total United States Money Market Funds		$248,955,787	104.70

#	Reflects the 7-day yield at September 30, 2021.
*	Collateral amounted to $15,094,341 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

United States Commodity Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$7,864,276	$11,808,620	$42,739,282	$(40,973,466)
Change in unrealized gain (loss) on open commodity futures contracts	(4,448,960)	3,723,138	(1,326,932)	3,342,751
Realized gain (loss) on short-term investments	—	—	—	2,279,102
Dividend income	14,099	22,575	32,874	96,177
Interest income*	40	44,209	2,130	944,811
ETF transaction fees	1,400	2,450	10,500	8,050
Total Income (Loss)	$3,430,855	$15,600,992	$41,457,854	$(34,302,575)

Expenses
Management fees (Note 4)	$475,583	$250,265	$1,185,264	$819,733
Professional fees	46,921	54,226	166,478	168,185
Brokerage commissions	43,611	31,187	111,271	107,561
Directors’ fees and insurance	12,659	7,287	32,207	41,006
Registration fees	9,979	—	22,996	—
Total Expenses	$588,753	$342,965	$1,518,216	$1,136,485
Net Income (Loss)	$2,842,102	$15,258,027	$39,939,638	$(35,439,060)
Net Income (Loss) per share	$0.50	$3.09	$8.38	$(7.14)
Net Income (Loss) per weighted average share	$0.48	$3.56	$7.73	$(7.58)
Weighted average shares outstanding	5,872,283	4,288,587	5,167,399	4,674,818

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

United States Copper Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(11,679,550)	$2,112,187	$11,298,613	$1,391,750
Change in unrealized gain (loss) on open commodity futures contracts	(2,149,542)	212,313	(7,872,897)	1,264,638
Dividend income	17,060	4,378	40,460	9,723
Interest income*	60	3,095	2,214	44,517
ETF transaction fees	5,950	5,250	29,050	8,404
Total Income (Loss)	$(13,806,022)	$2,337,223	$3,497,440	$2,719,032

Expenses
Management fees (Note 4)	$466,695	$41,253	$1,139,240	$71,096
Professional fees	78,933	23,409	245,008	50,397
Brokerage commissions	26,710	1,672	49,032	4,240
Directors’ fees and insurance	15,365	599	38,381	1,539
Registration fees	35,750	—	81,989	—
Total Expenses	623,453	66,933	1,553,650	127,272
Expense waiver (Note 4)	—	(16,161)	(63,274)	(39,770)
Net Expenses	$623,453	$50,772	$1,490,376	$87,502
Net Income (Loss)	$(14,429,475)	$2,286,451	$2,007,064	$2,631,530
Net Income (Loss) per share	$(1.27)	$1.78	$3.31	$1.23
Net Income (Loss) per weighted average share	$(1.34)	$1.65	$0.22	$3.06
Weighted average shares outstanding	10,757,609	1,384,239	8,947,802	860,219

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

USCF Crescent Crypto Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021†	September 30, 2020†	September 30, 2021†	September 30, 2020†
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$—	$—	$—	$—
Change in unrealized gain (loss) on open commodity futures contracts	—	—	—	—
Dividend income	—	—	—	—
Interest income*	—	—	—	—
ETF transaction fees	—	—	—	—
Total Income (Loss)	$—	$—	$—	$—

Expenses
Management fees (Note 4)	$—	$—	$—	$—
Professional fees	—	—	—	—
Brokerage commissions	—	—	—	—
Directors’ fees and insurance	—	—	—	—
Total Expenses	$—	$—	$—	$—
Net Income (Loss)	$—	$—	$—	$—
Net Income (Loss) per share	$—	$—	$—	$—
Net Income (Loss) per weighted average share	$—	$—	$—	$—
Weighted average shares outstanding	—	—	—	—
*	Interest income does not exceed paid in kind of 5%.
†	The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(3,815,274)	$13,920,807	$54,037,895	$(39,581,716)
Change in unrealized gain (loss) on open commodity futures contracts	(6,598,502)	3,935,451	(9,199,829)	4,607,389
Realized gain (loss) on short-term investments	—	—	—	2,279,102
Dividend income	31,159	26,953	73,334	105,900
Interest income*	100	47,304	4,344	989,328
ETF transaction fees	7,350	7,700	39,550	16,454
Total Income (Loss)	$(10,375,167)	$17,938,215	$44,955,294	$(31,583,543)

Expenses
Management fees (Note 4)	$942,278	$291,518	$2,324,504	$890,829
Professional fees	125,854	77,635	411,486	218,582
Brokerage commissions	70,321	32,859	160,303	111,801
Directors’ fees and insurance	28,024	7,886	70,588	42,545
Registration fees	45,729	—	104,985	—
Total Expenses	1,212,206	409,898	3,071,866	1,263,757
Expense waiver (Note 4)	—	(16,161)	(63,274)	(39,770)
Net Expenses	$1,212,206	$393,737	$3,008,592	$1,223,987
Net Income (Loss)	$(11,587,373)	$17,544,478	$41,946,702	$(32,807,530)

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balances at beginning of period	$234,673,948	$126,548,740	$110,783,068	$189,895,482
Addition of 150,000, 300,000, 3,000,000 and 650,000 shares, respectively	6,003,054	8,105,031	109,014,826	18,654,333
Redemption of (200,000), (1,450,000), (650,000) and (2,200,000) shares, respectively	(8,018,650)	(42,883,678)	(24,237,078)	(66,082,635)
Net income (loss)	2,842,102	15,258,027	39,939,638	(35,439,060)

Balances at end of period	$235,500,454	$107,028,120	$235,500,454	$107,028,120
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balances at beginning of period	$306,368,077	$15,293,972	$65,163,704	$7,015,377
Addition of 1,050,000, 1,200,000, 12,250,000 and 1,750,000 shares, respectively	28,896,874	21,609,433	321,311,058	30,237,701
Redemption of (3,200,000), (600,000), (5,750,000) and (650,000) shares, respectively	(83,063,632)	(11,038,374)	(150,709,982)	(11,733,126)
Net income (loss)	(14,429,475)	2,286,451	2,007,064	2,631,530

Balances at end of period	$237,771,844	$28,151,482	$237,771,844	$28,151,482
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2021 and 2020**

USCF Crescent Crypto Index Fund

Sponsor*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021**	September 30, 2020**	September 30, 2021**	September 30, 2020**
Balances at beginning of period	$—	$—	$—	$1,000
Addition of –, –, – and – shares, respectively	—	—	—	—
Redemption of –, –, – and – shares, respectively	—	—	—	(1,000)
Net income (loss)	—	—	—	—

Balances at end of period	$—	$—	$—	$—

*     Shareholders’ shares outstanding and capital for the periods presented were zero.

**  The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

United States Commodity Index Funds Trust

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balances at beginning of period	$541,042,025	$141,842,712	$175,946,772	$196,911,859
Addition of 1,200,000, 1,500,000, 15,250,000 and 2,400,000 shares, respectively	34,899,928	29,714,464	430,325,884	48,892,034
Redemption of (3,400,000), (2,050,000), (6,400,000) and (2,850,000) shares, respectively	(91,082,282)	(53,922,052)	(174,947,060)	(77,816,761)
Net income (loss)	(11,587,373)	17,544,478	41,946,702	(32,807,530)

Balances at end of period	$473,272,298	$135,179,602	$473,272,298	$135,179,602

* Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2021 and 2020

United States Commodity Index Fund

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$39,939,638	$(35,439,060)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	1,326,932	(3,342,751)
(Increase) decrease in dividends receivable	(2,165)	22,713
(Increase) decrease in interest receivable	(6)	—
(Increase) decrease in prepaid insurance*	(10,323)	9,489
(Increase) decrease in prepaid registration fees	(16,596)	—
(Increase) decrease in ETF transaction fees receivable	—	350
Increase (decrease) in Management fees payable	80,042	(70,365)
Increase (decrease) in professional fees payable	(153,775)	(278,961)
Increase (decrease) in brokerage commissions payable	—	(29,850)
Increase (decrease) in directors’ fees payable*	2,725	(9,990)
Net cash provided by (used in) operating activities	41,166,472	(39,138,425)

Cash Flows from Financing Activities:
Addition of shares	109,014,826	18,654,333
Redemption of shares	(24,237,078)	(67,926,335)
Net cash provided by (used in) financing activities	84,777,748	(49,272,002)

Net Increase (Decrease) in Cash and Cash Equivalents	125,944,220	(88,410,427)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	103,873,008	190,313,994
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$229,817,228	$101,903,567

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$218,105,747	$98,495,028
Equity in Trading Accounts:
Cash and cash equivalents	11,711,481	3,408,539
Total Cash, Cash Equivalents and Equity in Trading Accounts	$229,817,228	$101,903,567

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2021 and 2020

United States Copper Index Fund

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$2,007,064	$2,631,530
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	7,872,897	(1,264,638)
(Increase) decrease in receivable from Sponsor	58,202	27,859
(Increase) decrease in dividends receivable	(4,056)	570
(Increase) decrease in interest receivable	3	125
(Increase) decrease in prepaid insurance*	(15,612)	(207)
(Increase) decrease in prepaid registration fees	(59,841)	—
(Increase) decrease in ETF transaction fees receivable	(350)	—
Increase (decrease) in payable due to Broker	(1,428,240)	(429,967)
Increase (decrease) in Management fees payable	116,277	11,279
Increase (decrease) in professional fees payable	85,164	(23,854)
Increase (decrease) in directors’ fees payable*	1,731	138
Net cash provided by (used in) operating activities	8,633,239	952,835

Cash Flows from Financing Activities:
Addition of shares	321,311,058	30,237,701
Redemption of shares	(128,183,798)	(11,733,126)
Net cash provided by (used in) financing activities	193,127,260	18,504,575

Net Increase (Decrease) in Cash and Cash Equivalents	201,760,499	19,457,410

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	62,333,565	7,098,904
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$264,094,064	$26,556,314

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$248,999,723	$26,218,132
Equity in Trading Accounts:
Cash and cash equivalents	15,094,341	338,182
Total Cash, Cash Equivalents and Equity in Trading Accounts	$264,094,064	$26,556,314

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2021 and 2020

USCF Crescent Crypto Index Fund

	Nine months ended	Nine months ended
	September 30, 2021*	September 30, 2020*
Cash Flows from Financing Activities:
Addition of shares	$—	$—
Redemption of shares	—	(1,000)
Net cash provided by (used in) financing activities	—	(1,000)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(1,000)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	—	1,000
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$—	$—

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$—	$—
Equity in Trading Accounts:
Cash and cash equivalents	—	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$—	$—

*     The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the Fund had withdrawn its registration.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2021 and 2020

United States Commodity Index Funds Trust

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$41,946,702	$(32,807,530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	9,199,829	(4,607,389)
(Increase) decrease in receivable from sponsor	58,202	27,859
(Increase) decrease in dividends receivable	(6,221)	23,283
(Increase) decrease in interest receivable	(3)	125
(Increase) decrease in prepaid insurance*	(25,935)	9,282
(Increase) decrease in prepaid registration fees	(76,437)	—
(Increase) decrease in ETF transaction fees receivable	(350)	350
Increase (decrease) in payable due to Broker	(1,428,240)	(429,967)
Increase (decrease) in Management fees payable	196,319	(59,086)
Increase (decrease) in professional fees payable	(68,611)	(302,815)
Increase (decrease) in brokerage commissions payable	—	(29,850)
Increase (decrease) in directors’ fees payable*	4,456	(9,852)
Net cash provided by (used in) operating activities	49,799,711	(38,185,590)

Cash Flows from Financing Activities:
Addition of shares	430,325,884	48,892,034
Redemption of shares	(152,420,876)	(79,660,461)
Net cash provided by (used in) financing activities	277,905,008	(30,768,427)

Net Increase (Decrease) in Cash and Cash Equivalents	327,704,719	(68,954,017)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	166,206,573	197,413,898
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$493,911,292	$128,459,881

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$467,105,470	$124,713,160
Equity in Trading Accounts:
Cash and cash equivalents	26,805,822	3,746,721
Total Cash, Cash Equivalents and Equity in Trading Accounts	$493,911,292	$128,459,881

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2021

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

The Trust financial statements include the financial statements of USCI, CPER and XBET through September 30, 2021. For reporting commencing with the December 31, 2020 reporting period, and in conjunction with the liquidation of USAG on September 12, 2018 and the withdrawal of UCCO’s registration on December 19, 2018, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2021 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2021, USCF held 5 shares of USCI and 40 shares of CPER.

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

USCI’s shares began trading on August 10, 2010. As of September 30, 2021, USCI held 935 Futures Contracts on the NYMEX, held 818 Futures Contracts on the ICE Futures, held 484 Futures Contracts on the CBOT, held 517 Futures Contracts on the CME, held 769 Futures Contracts on the LME and held 306 Futures Contracts on the COMEX, totaling 3,829 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of September 30, 2021, CPER held 2,326 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2021 and 2020, USCI incurred $22,996 and $0 respectively, in registration fees and other offering expenses. For the nine months ended September 30, 2021 and 2020, CPER incurred $81,989 and $0 respectively, in registration fees and other offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $1,061,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2021 is estimated to be a total of $48,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2021 is estimated to be a total of $55,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $215,000 for the year ending December 31, 2021 for USCI and $250,000 for the year ending December 31, 2021 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF previously paid certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the nine months ended September 30, 2021, USCF waived $63,274 of expenses for CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below and terminated on April 30, 2021.

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

Brokerage and Futures Commission Merchant Agreements

The Trust, on behalf of each of USCI and CPER, entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC (“RBC”), in June of 2018. The Trust, on behalf of each of USCI and CPER, entered into a Commodity Futures Customer Agreement with Marex North America, LLC (“MNA”), in August of 2021. RBC and MNA are each referred to as a “Futures Commissions Merchant” or “FCM.” The agreements with the FCMs for each Trust Series require the FCMs to provide services to the applicable Trust Series in connection with the purchase and sale of Futures Contracts and Other Related Investments that may be purchased and sold by or through the applicable FCM for the applicable Trust Series’ account. In accordance with each agreement, the FCM charges the applicable Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Commodity-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Total commissions accrued to brokers	$111,271	$107,561
Total commissions as annualized percentage of average total net assets	0.08%	0.10%
Commissions accrued as a result of rebalancing	$102,934	$100,415
Percentage of commissions accrued as a result of rebalancing	92.51%	93.36%
Commissions accrued as a result of creation and redemption activity	$8,337	$7,146
Percentage of commissions accrued as a result of creation and redemption activity	7.49%	6.64%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2021, compared to the nine months ended 2020, was due primarily to a higher number of contracts held and traded.

CPER

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Total commissions accrued to brokers	$49,032	$4,240
Total commissions as annualized percentage of average total net assets	0.03%	0.04%
Commissions accrued as a result of rebalancing	$34,287	$2,814
Percentage of commissions accrued as a result of rebalancing	69.93%	66.37%
Commissions accrued as a result of creation and redemption activity	$14,745	$1,426
Percentage of commissions accrued as a result of creation and redemption activity	30.07%	33.63%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due primarily to a higher number of contracts held and traded.

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

All of the futures contracts held by each Trust Series through September 30, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2021 and December 31, 2020, USCI held investments in money market funds in the amounts of $218,101,877 and $103,316,877, respectively. As of September 30, 2021 and December 31, 2020, CPER held investments in money market funds in the amounts of $248,955,787 and $62,332,787, respectively. Each Trust Series also holds cash deposits with its custodian. As of September 30, 2021 and December 31, 2020, USCI held cash deposits and investments in Treasuries in the amounts of $11,715,351 and $556,131, respectively, with the custodian and FCMs. As of September 30, 2021 and December 31, 2020, CPER held cash deposits and investments in Treasuries in the amounts of $15,138,277 and $778, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$40.46	$26.64	$32.58	$36.87
Total income (loss)	0.60	3.17	8.67	(6.90)
Total expenses	(0.10)	(0.08)	(0.29)	(0.24)
Net increase (decrease) in net asset value	0.50	3.09	8.38	(7.14)
Net asset value, end of period	$40.96	$29.73	$40.96	$29.73

Total Return	1.24%	11.60%	25.72%	(19.37)%

Ratios to Average Net Assets
Total income (loss)	1.45%	12.54%	20.93%	(25.06)%
Management fees#	0.80%	0.80%	0.80%	0.80%
Total expenses excluding management fees#	0.19%	0.30%	0.22%	0.31%
Expense waived#	—%	—%	—%	—%
Net expense excluding management fees#	0.19%	0.30%	0.22%	0.31%
Net income (loss)	1.21%	12.26%	20.16%	(25.89)%
#	Annualized.

CPER

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$26.30	$16.99	$21.72	$17.54
Total income (loss)	(1.21)	1.82	3.48	1.33
Total expenses	(0.06)	(0.04)	(0.17)	(0.10)
Net increase (decrease) in net asset value	(1.27)	1.78	3.31	1.23
Net asset value, end of period	$25.03	$18.77	$25.03	$18.77

Total Return	(4.83)%	10.48%	15.24%	7.01%

Ratios to Average Net Assets
Total income (loss)	(4.85)%	9.26%	1.49%	18.61%
Management fees#	0.65%	0.65%	0.65%	0.65%
Total expenses excluding management fees#	0.22%	0.40%	0.24%	0.51%
Expense waived#†	—%	(0.25)%	(0.04)%	(0.36)%
Net expense excluding management fees#†	0.22%	0.15%	0.20%	0.15%
Net income (loss)	(5.07)%	9.06%	0.86%	18.01%
#	Annualized.
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

The following table summarizes the valuation of USCI’s securities at September 30, 2021 using the fair value hierarchy:

At September 30, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$218,101,877	$218,101,877	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	7,590,906	7,590,906	—	—
Foreign Contracts	(1,624,494)	(1,624,494)	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$103,316,877	$103,316,877	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	7,053,064	7,053,064	—	—
Foreign Contracts	240,280	240,280	—	—

The following table summarizes the valuation of CPER’s securities at September 30, 2021 using the fair value hierarchy:

At September 30, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$248,955,787	$248,955,787	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,576,834)	(3,576,834)	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$62,332,787	$62,332,787	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,296,063	4,296,063	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Condensed
	Statements of
	Financial		Fair Value at
	Condition	Fair Value at	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	September 30, 2021	2020
Futures - Commodity Contracts	Assets	$5,966,412	$7,293,344

Fair Value of Derivative Instruments Held by CPER

	Condensed
	Statements of
	Financial		Fair Value at
	Condition	Fair Value at	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	September 30, 2021	2020
Futures - Commodity Contracts	Assets	$(3,576,834)	$4,296,063

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the nine months ended		For the nine months ended
		September 30, 2021		September 30, 2020
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$42,739,282		$(40,973,466)

	Change in unrealized gain (loss) on open positions		$(1,326,932)		$3,342,751

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the nine months ended		For the nine months ended
		September 30, 2021		September 30, 2020
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$11,298,613		$1,391,750

	Change in unrealized gain (loss) on open positions		$(7,872,897)		$1,264,638

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of September 30, 2021, USCI held 935 Futures Contracts on the NYMEX, held 818 Futures Contracts on the ICE Futures, held 484 Futures Contracts on the CBOT, held 517 Futures Contracts on the CME, held 769 Futures Contracts on the LME and held 306 Futures Contracts on the COMEX, totaling 3,829 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day.  This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of September 30, 2021, CPER held 2,326 Futures Contracts on the COMEX.

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

As of September 30, 2021, USCI held 935 Futures Contracts on the NYMEX, held 818 Futures Contracts on the ICE Futures, held 484 Futures Contracts on the CBOT, held 517 Futures Contracts on the CME, held 769  Futures Contracts on the LME and held 306 Futures Contracts on the COMEX, totaling 3,829 futures contracts. As of September 30, 2021, CPER held 2,326 Futures Contracts on the COMEX. [For the nine months ended September 30, 2021, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the nine months ended September 30, 2021, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

Commodity Markets

Commodity Futures Price Movements

Nine Months Ended September 30, 2021

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward/downward trend during the nine months ended September 30, 2021. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	26.74%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	38.27%
Bloomberg Commodity Index Total Return(2)	29.13%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	38.47%
(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2020 was $1,089.40.  As of September 30, 2021, the value of the SDCI was $1,380.74, up approximately 26.74% over the nine months ended September 30, 2021.

The return of approximately 26.74% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $32.58 and ended the period at $40.96 on September 30, 2021, an increase of approximately 25.72% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

Copper Markets

Copper Futures Price Movements

Nine Months Ended September 30, 2021

As measured by the two major copper indexes, copper futures prices exhibited a mostly upward/downward trend during the nine months ended September 30, 2021. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	16.02%
Bloomberg Copper Subindex Total Return(2)	16.08%
(1)	The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2020 was $1,124.23. As of September 30, 2021, the value of the SCI was $1,304.30, up approximately 16.02% over the nine months ended September 30, 2021.

The return of approximately 16.02% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $21.72 and ended the period at $25.03 on September 30, 2021, an increase of approximately 15.24% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

Copper futures markets have risen dramatically since March of 2020. The price of the front month copper futures contract peaked at a high of $4.7785 per pound before declining to end the third quarter of 2021 at $4.0890 per pound. Year-to-date, the front month copper futures contract rose from $3.5190 on December 31, 2020 to end the second quarter of 2021 with a gain of 16.20%. The recent pullback in copper prices is likely due to a simultaneous reversal of China policy towards the metal. Where China had been increasing inventories since the early days of the pandemic, the nation is now selling copper with an eye towards dampening runaway prices. China’s stance plus the new wave of COVID-19 cases and variants in the United States and around the world are headwinds in the short-term. Long-term, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases.

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

Since its initial offering of 50,000,000 shares, USCI has registered 10,000,000 additional shares as of September 30, 2021. As of September 30, 2021, USCI had issued 38,700,000 shares, 5,750,000 of which were outstanding. As of September 30, 2021, there were 21,300,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

Since its initial offering of 30,000,000 shares, CPER has registered 50,000,000 additional shares as of September 30, 2021. As of September 30, 2021, CPER had issued 17,650,000 shares, 9,500,000 of which were outstanding. As of September 30, 2021, there were 62,350,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

As of September 30, 2021, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, Jefferies LLC, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., RBC Capital Markets LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

USCI

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$198,086,706	$136,871,555
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$35,004	$1,040,988
Annualized yield based on average daily total net assets	0.02%	1.02%
Management fee	$1,185,264	$819,733
Total fees and other expenses excluding management fees	$332,952	$316,752
Fees and expenses related to the registration or offering of additional shares	$22,996	$—
Total commissions accrued to brokers	$111,271	$107,561
Total commissions as annualized percentage of average total net assets	0.08%	0.10%
Commissions accrued as a result of rebalancing	$102,934	$100,415
Percentage of commissions accrued as a result of rebalancing	92.51%	93.36%
Commissions accrued as a result of creation and redemption activity	$8,337	$7,146
Percentage of commissions accrued as a result of creation and redemption activity	7.49%	6.64%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due primarily to an increase in total commissions accrued to brokers and prepaid registration of additional shares, professional and reporting expenses.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

USCI

	Three months	Three months
	ended	ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$235,853,112	$124,452,296
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$14,139	$66,784
Annualized yield based on average daily total net assets	0.02%	0.21%
Management fee	$475,583	$250,265
Total fees and other expenses excluding management fees	$113,170	$92,700
Fees and expenses related to the registration or offering of additional shares	$9,979	$—
Total commissions accrued to brokers	$43,611	$31,187
Total commissions as annualized percentage of average total net assets	0.07%	0.10%
Commissions accrued as a result of rebalancing	$42,287	$26,890
Percentage of commissions accrued as a result of rebalancing	96.96%	86.22%
Commissions accrued as a result of creation and redemption activity	$1,324	$4,297
Percentage of commissions accrued as a result of creation and redemption activity	3.04%	13.78%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was due primarily to an increase in total commissions accrued to brokers and expenses related to the increase in total net assets.

The increase in total commissions accrued to brokers for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

CPER

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$234,332,195	$14,610,466
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$42,674	$54,240
Annualized yield based on average daily total net assets	0.02%	0.50%
Management fee	$1,139,240	$71,096
Total fees and other expenses excluding management fees	$414,410	$56,176
Total amount of the expense waiver	$63,274	$39,770
Expenses before the allowance of the expense waiver	$1,553,650	$127,272
Expenses after the allowance of the expense waiver	$1,490,376	$87,502
Fees and expenses related to the registration or offering of additional shares	$81,989	$—
Total commissions accrued to brokers	$49,032	$4,240
Total commissions as annualized percentage of average total net assets	0.03%	0.04%
Commissions accrued as a result of rebalancing	$34,287	$2,814
Percentage of commissions accrued as a result of rebalancing	69.93%	66.37%
Commissions accrued as a result of creation and redemption activity	$14,745	$1,426
Percentage of commissions accrued as a result of creation and redemption activity	30.07%	33.63%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due primarily to an increase in total commissions accrued to brokers and expenses related to the increase in total assets.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

CPER

	Three months	Three months
	ended	ended
	September 30, 2021	September 30, 2020
Average daily total net assets	$284,855,678	$25,248,499
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$17,120	$7,473
Annualized yield based on average daily total net assets	0.02%	0.12%
Management fee	$466,695	$41,253
Total fees and other expenses excluding management fees	$156,758	$25,680
Total amount of the expense waiver	$—	$16,161
Expenses before the allowance of the expense waiver	$623,453	$66,933
Expenses after the allowance of the expense waiver	$623,453	$50,772
Fees and expenses related to the registration or offering of additional shares	$35,750	$—
Total commissions accrued to brokers	$26,710	$1,672
Total commissions as annualized percentage of average total net assets	0.04%	0.03%
Commissions accrued as a result of rebalancing	$24,002	$508
Percentage of commissions accrued as a result of rebalancing	89.86%	30.38%
Commissions accrued as a result of creation and redemption activity	$2,708	$1,164
Percentage of commissions accrued as a result of creation and redemption activity	10.14%	69.62%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was due primarily to an increase in total commissions accrued to brokers and expenses related to the increase in total net assets.

The increase in total commissions accrued to brokers for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended September 30, 2021, the simple average daily change in the SDCI was 0.093%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.090%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was  (2.259)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 to September 30, 2021, the simple average daily change in the SDCI was 0.002%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.004)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.070)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended September 30, 2021, the last trading day in September. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended September 30, 2021.

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

For the nine months ended September 30, 2021, the actual total return of USCI as measured by changes in its per share NAV was 25.72%. This is based on an initial per share NAV of $32.58 as of December 31, 2020 and an ending per share NAV as of September 30, 2021 of $40.96. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $41.29 as of September 30, 2021, for a total return over the relevant time period of 26.73%. The difference between the actual per share NAV total return of USCI of 25.72% and the expected total return based on the SDCI of 26.73% was a difference over the time period of (1.01)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the nine months ended September 30, 2020, the actual total return of USCI as measured by changes in its per share NAV was (19.37)%. This was based on an initial per share NAV of $36.87 as of December 31, 2019 and an ending per share NAV as of September 30, 2020 of $29.73. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $29.82 as of September 30, 2020, for a total return over the relevant time period of (19.12)%. The difference between the actual per share NAV total return of USCI of (19.37)% and the expected total return based on the SDCI of (19.12)% was a difference over the time period of (0.25)%, which is to say that USCI’s actual total return outperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended September 30, 2021, the simple average daily change in the SCI was (0.010)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.014)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was 2.251%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 to September 30, 2021, the simple average daily change in the SCI was 0.012%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.008%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.167)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended September 30, 2021, the last trading day in September. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended September 30, 2021.

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

For the nine months ended September 30, 2021, the actual total return of CPER as measured by changes in its per share NAV was 15.24%. This is based on an initial per share NAV of $21.72 as of December 31, 2020 and an ending per share NAV as of September 30, 2021 of $25.03. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $25.20 as of September 30, 2021, for a total return over the relevant time period of 16.02%. The difference between the actual per share NAV total return of CPER of 15.24% and the expected total return based on the SCI of 16.02% was an error over the time period of (0.78)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the nine months ended September 30, 2020, the actual total return of CPER as measured by changes in its per share NAV was 7.01%. This was based on an initial per share NAV of $17.54 as of December 31, 2019 and an ending per share NAV as of September 30, 2020 of $18.77. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $18.84 as of September 30, 2020, for a total return over the relevant time period of 7.41%. The difference between the actual per share NAV total return of CPER of 7.01% and the expected total return based on the SCI of 7.41% was an error over the time period of (0.40)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2021. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by each Trust Series may continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the nine months ended September 30, 2021, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2021, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of September 30, 2021.

Non-Primary, 14.29%
Petroleum, 35.71%
Grains, 7.14%
Precious Metals, 14.29%
Industrial Metals, 28.57%

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2011 through September 30, 2021.

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

The table below reflects how the SDCI performed from January 1, 2011 through September 30, 2021. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the period from

January 1, 2011 through September 30, 2021

Year	Ending Level*	Annual Return
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021 (YTD)	1,380.74	26.74%

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

Hypothetical Total Returns (1/1/2011-9/30/2021 YTD)

30%
25%
20%
15%
10%
5%
0%
-5%
-10%
-15%
-20%
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021 YTD

source: Summerhaven Index Management, Bloomberg

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2021.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2021
	BCOM TR	S&P GSCI	DB LCI OY	SDCI TR	SDCI TR
		TR	TR	Actual	Hypothetical
Total return	39.20%	(10.65)%	256.06%	513.61%	871.81%
Average annualized return (total)	3.76%	3.97%	8.75%	10.16%	12.26%
Annualized volatility	15.94%	23.25%	18.82%	15.17%	15.40%
Annualized Sharpe ratio	0.12	0.09	0.36	0.53	0.66

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through September 30, 2021 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR” in the chart above), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OY TR” in the chart above). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the period from December 31, 1997 through September 30, 2021. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2021; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher.

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

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between September 30, 2011 and September 30, 2021.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2011-9/30/2021)

140
120
100
80
60
40
20
-
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the September 30, 2011 through September 30, 2021 period.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2016-9/30/2021)

160
140
120
100
80
60
40
20
-
SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which are described above and became effective on December 24, 2020, been effective during the September 30, 2016 through September 30, 2021 period.

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of September 30, 2021.

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2011 through September 30, 2021.

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

The table below reflects how the SCI performed from January 1, 2011 through September 30, 2021. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

**PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results** for the SCI for the period from January 1, 2011 through September 30, 2021

Year	Ending Level*	Annual Return
2011	1,164.51	(21.95)%
2012	1,223.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021 (YTD)	1,304.30	16.02%

**The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2011-9/30/2021 YTD)

40%
30%
20%
10%
-0%
-10%
-20%
-30%
-40%
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021 YTD

Source: SummerHaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through September 30, 2021.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2021
	BCOM	Spot Copper	SCI TR	SCI TR
	HG TR	(less storage)	Actual	Hypothetical
Total return	449.85%	163.77%	732.89%	510.63%
Average annualized return (total)	13.20%	9.59%	15.48%	13.75%
Annualized volatility	25.81%	25.00%	25.29%	25.93%
Annualized Sharpe ratio	0.43	0.31	0.53	0.46

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through September 30, 2021 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM (“BCOM HG TR” in the chart above), and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the period from December 31, 1997 through September 30, 2021. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2021; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between September 30, 2011 and September 30, 2021.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI (9/30/2011-9/30/2021)

Source: SHIM, Bloomberg, LME

* In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the September 30, 2011 through September 30, 2021 period.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (9/30/2016-9/30/2021)

Source: SHIM, Bloomberg, LME

* In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the September 30, 2016 through September 30, 2021 period.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2021, the Trust Series’ expenses exceeded the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2021, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2021, USCI did not make investments on any foreign exchanges. During the nine months ended September 30, 2021, CPER did not make investments on any foreign exchanges.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2021, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $229,817,228 and $264,094,064, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCMs, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2021, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2021, FCM fees were approximately 0.08% of average daily total net assets for USCI, and approximately 0.03% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust and terminated on April 30, 2021.

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

As of September 30, 2021, USCI’s portfolio consisted of 3,829 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 2,326 Futures Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2021, no Trust Series had any OTC activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 64 baskets (comprising 3,200,000 shares) during the third quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/21 to 7/31/21	—	$—
8/1/21 to 8/31/21	100,000	$40.39
9/1/21 to 9/30/21	100,000	$39.80
Total	200,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 4 baskets (comprising 200,000 shares) during the third quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/21 to 7/31/21	1,600,000	$26.24
8/1/21 to 8/31/21	250,000	$26.31
9/1/21 to 9/30/21	1,350,000	$25.56
Total	3,200,000

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

Date: November 5, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 5, 2021