Form 10-K
period 2021-12-31
United States Commodity Index Funds Trust
filed 2022-02-25
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2021 and the number of outstanding shares of each series of the registrant as of February 22, 2022 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2021	Number of Outstanding Shares as of February 22, 2022
United States Commodity Index Fund	$234,262,000	5,450,000
United States Copper Index Fund	305,579,500	7,900,000
Total	$539,841,500	13,350,000

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States Commodity Index Funds Trust

i

Part I

Item 1. Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into three separate series (each series, a “Trust Series” and collectively, the “Trust Series”). As of December 31, 2021, the Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, and the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. USCI and CPER each issues shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”).

Additional series of the Trust included: the United States Agriculture Index Fund (“USAG”), which liquidated all of its assets on September 12, 2018 and distributed cash pro rata to all remaining shareholders on September 13, 2018.

The Trust, USCI, and CPER operate pursuant to the Trust’s Fourth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of December 15, 2017. Wilmington Trust Company, a Delaware trust company, is the Delaware trustee of the Trust. The Trust, USCI and CPER are managed and controlled by United States Commodity Funds LLC (“USCF”). USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission and is a member of the National Futures Association (“NFA”). The Trust and Trust Series maintain their main business offices at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596.

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial). As of December 31, 2021, USCI held 1,025 Futures Contracts on the NYMEX, held 1,574 Futures Contracts on the ICE Futures, held 411 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 2,457 Futures Contracts on the LME and held 145 Futures Contracts on the COMEX.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day.  This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of December 31, 2021, CPER held 2,051 Futures Contracts on the COMEX.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. Wainwright is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”) and USCF Gold Strategy Plus Income Fund (“GLDX”), each a series of the USCF ETF Trust. USCF Advisers was also the investment adviser for each of the following funds prior to such fund’s liquidation: (1) the USCF Commodity Strategy Fund (the “Mutual Fund”), a series of the USCF Mutual Funds Trust, until March 2019, and (2) for the USCF SummerHaven SHPEN Index Fund (“BUYN”) and the USCF SummerHaven SPEI Index Fund (“BUY”), each a series of the USCF ETF Trust, until May 2020 and October 2020, respectively. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

USO, UNG, UGA, UNL, USL and BNO are referred to collectively herein as the “Related Public Funds.”

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in the Trust Series may call 1.800.920.0259 or visit www.uscfinvestments.com or the website of the Securities and Exchange Commission’s (the “SEC”) at www.sec.gov.

USCF is required to evaluate the credit risk of each Trust Series to the futures commission merchant (“FCM”), oversee the purchase and sale of the Trust Series’ shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of the Trust Series and manage the Trust Series’ investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for the Trust Series (the “Marketing Agent”), and The Bank of New York Mellon (“BNY Mellon”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for the Trust Series and provides accounting and transfer agent services for, the Trust Series since April 1, 2020. Brown Brothers Harriman & Co. (“BBH&Co.”) served as the administrator and custodian for each Trust Series prior to BNY Mellon. Certain fund accounting and fund administration services rendered by BBH&Co. to USCIFT and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

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

Commodity Interests. The specific Commodity Interests purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USCI’s investments. While USCF has made significant investments in Benchmark Component Futures Contracts on the Futures Exchanges, for various reasons, including the ability to enter into the precise amount of exposure to the commodities market and position limits on Futures Contracts, it may also invest in economically equivalent Futures Contracts other than those that compose the Benchmark Component Futures Contracts and Other Commodity-Related Investments. To the extent that USCI invests in Other Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Component Futures Contracts, including cleared swaps that satisfy such criteria, and then to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in over-the-counter market (or commonly referred to as the “market”). If USCI is required by law or regulation, or by one of its regulators, including a Futures Exchange, to reduce its position in one or more Benchmark Component Futures Contracts to the applicable position limit or to a specified accountability level, a substantial portion of USCI’s assets could be invested in Other Commodity-Related Investments that are intended to replicate the return on the SDCI or particular Benchmark Component Futures Contracts. As USCI’s assets reach higher levels, USCI is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in Other Commodity-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity-Related Investments include those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on USCI’s ability to invest in OTC transactions and cleared swaps.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2021, USCI held 1,025 Futures Contracts on the NYMEX, held 1,574 Futures Contracts on the ICE Futures, held 411 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 2,457 Futures Contracts on the LME and held 145 Futures Contracts on the COMEX. As of December 31, 2021, CPER held 2,051 Futures Contracts on the COMEX. No Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2021, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

Certain Applicable Benchmark Component Futures Contracts will be subject to position limits under the Position Limits Rule, and the Trust Series’ trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of the Trust Series to meet their investment objectives by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of the Trust Series in particular amounts and types of its permitted investments.

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

The composition of the SDCI was revised beginning with the commodity selection process that commenced on December 24, 2020. SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle). During the year ended December 31, 2021, the composition of SDCI reflected the five commodity sectors: petroleum (e.g., crude oil, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), and non-primary sector (e.g., sugar, cotton, coffee, cocoa, natural gas, live cattle, lean hogs, feeder cattle), discussed above and utilized the commodity selection as described below.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of December 31, 2021.

SDCI Commodity Weights as of December 31, 2021

Non-Primary, 21.43%
Petroleum, 35.72%
Grains, 7.14%
Precious Metals, 7.14%
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

Beginning with the commodity selection process that was scheduled to occur on December 31, 2020, the rebalancing period for the SCI changed from the first four business days of each month to the 11th-14th business days of each month, based on signals used for contract selection on the 10th business day of each month, rather than the last business day of each month. In addition, commencing with the first commodity selection date occurring after the change, the SCI was revised as follows: the number of Eligible Copper Futures Contracts was reduced, and the SCI itself is now comprised of one or three Eligible Copper Futures Contracts. Previously, the SCI could have been comprised of two or three Eligible Copper Futures Contracts. These revisions to the composition of the SCI are intended to ensure that the SCI components at any given time represent copper futures contracts for which there is an active and liquid trading market.

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

A futures curve in backwardation occurs when the price of the closest-to-expiration Eligible Copper Futures Contract is greater than or equal to the price of the next closest-to-expiration Eligible Copper Futures Contract. These contracts will have expirations that are approximately two or three months apart. A curve not in backwardation is defined as being in contango, which occurs when the price of the closest-to-expiration contract is less than the price of the next closest-to-expiration contract.

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

2b) Contango: If the copper futures curve is in contango, then the SCI takes positions in  the first three Eligible Copper Futures Contracts, each position is weighted at 33.33%.

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of December 31, 2021.

SCI Commodity Weights as of December 31, 2021

SCI Contract Weights as of December 31, 2021

March 2022, 100%

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

Rebalancing Period

The SCI is rebalanced during the 11th-14th business days of each month, based on signals used for contract selection on the 10th business day of each month, when existing positions are placed by new positions and weightings based on the signals used for contract selection on the prior calendar month as outlined above.

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

During the 12 month reporting period ended December 31, 2021, each Trust Series limited its derivatives activities to Futures Contracts.

Pyramiding

None of the Trust Series has, and will not employ, the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

Custodian, Registrar, Transfer Agent, and Administrator

USCF engaged The Bank of New York Mellon (“BNY Mellon”), a New York corporation authorized to do a banking business (“BNY Mellon”), to provide each Trust Series and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Chicago Board of Trade”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the Panel found that the manner in which the trades occurred violated the Chicago Board of Trade’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine. On October 1, 2019, the CFTC issued an order filing and settling charges against RBC Capital for the above activity, as well as related charges. The order required that RBC Capital cease and desist from violating the applicable regulations, pay a $5 million civil monetary penalty, and comply with various conditions, including conditions regarding public statements and future cooperation with the CFTC.

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

RBC Capital will act only as clearing broker for a Trust Series and as such will be paid commissions for executing and clearing trades on behalf of a Trust Series. RBC Capital has not passed upon the adequacy or accuracy of this annual report on Form 10-K. RBC Capital will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or a Trust Series.

RBC Capital is not affiliated with any Trust Series or USCF. Therefore, neither USCF nor any Trust Series believes that there are any conflicts of interest with RBC Capital or its trading principals arising from its acting as the FCM for the Trust Series.

Marex North America, LLC

On August 23, 2021, the Trust, on behalf of USCI and CPER, entered into a Commodity Futures Customer Agreement with Marex North America, LLC (“MNA”) to serve as an additional FCM for USCI and CPER. This agreement requires MNA to provide services to USCI and CPER in connection with the purchase and sale of Futures Contracts and Other Commodity-Related Investments for USCI and Futures Contracts and other Copper-Related Investments for CPER, in each case that may be purchased or sold by or through MNA for USCI’s or CPER’s account, as applicable. For the period August 23, 2021 and after, USCI and CPER pay MNA commissions for executing and clearing trades on their behalf.

MNA’s primary address is 360 Madison Avenue, 3rd Floor, New York, NY 10017. MNA is registered in the United States with the CFTC as an FCM. MNA is a member of various U.S. futures exchanges.

MNA is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MNA’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MNA with respect to issues raised in various investigations. MNA complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach.

MNA settled with the CFTC in September 2020 to pay a monetary penalty of $250,000 for failure to meet minimum adjusted net capital requirements. MNA improperly accounted for deductions arising out of an agreement that it entered to guarantee a revolving line of credit for an affiliated company when computing its net capital requirement.

MNA will act only as clearing broker for a Trust Series and as such will be paid commissions for executing and clearing trades on behalf of a Trust Series. MNA has not passed upon the adequacy or accuracy of this disclosure document. MNA will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or a Trust Series.

MNA is not affiliated with any Trust Series or USCF. Therefore, neither USCF nor any Trust Series believes that there are any conflicts of interest with MNA or its trading principals arising from its acting as the FCM for the Trust Series.

Commodity Trading Advisor

Currently, USCF employs SummerHaven as a commodity trading advisor. SummerHaven provides advisory services to USCF with respect to the SDCI, the SCI and investment decisions for each of USCI and CPER. Its advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the SDCI and the SCI and the nature of the SDCI’s and the SCI’s component investments. For these services, USCF pays fees to SummerHaven as set forth in the table below.

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

SHIM’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

•	COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of a Trust Series’ investments.
•	The NAV of a Trust Series shares relates directly to the value of its assets invested in accordance with the Applicable Index and other assets held by a Trust Series and fluctuations in the prices of these assets could materially adversely affect an investment in a Trust Series’ shares.
•	An investment in a Trust Series may provide little or no diversification benefits. Thus, in a declining market, a Trust Series may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in a Trust Series while incurring losses with respect to other asset classes.
•	Historical performance of a Trust Series and its Applicable Benchmark Component Futures Contracts is not indicative of future performance.
•	The market price at which investors buy or sell shares may be significantly more or less than NAV.
•	Daily percentage changes in a Trust Series’ NAV may not correlate with daily percentage changes in the price of the Applicable Index.
•	An investment in a Trust Series is not a proxy for investing in the commodities markets, and the daily percentage changes in the price of the Applicable Benchmark Component Futures Contracts, or the NAV of the Trust Series, may not correlate with daily percentage changes in the spot price of the physical commodities that underlie the Applicable Index.
•	Daily percentage changes in the price of the Applicable Benchmark Component Futures Contract may not correlate with daily percentage changes in the spot price of the corresponding commodity.
•	The price relationship between each Applicable Index at any point in time and the Futures Contracts that will become the Applicable Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices.
•	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the price of shares to substantially vary from the Applicable Index.
•	Risk mitigation measures imposed by the Trust Series’ FCMs have the potential to cause tracking error by limiting a Trust Series’ investments, including its ability to fully invest in the Applicable Benchmark Component Futures Contract and other Futures Contracts, which could cause the price of the Trust Series’ shares to substantially vary from the price of the Applicable Benchmark Component Futures Contracts.
•	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
•	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
•	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and for taxable periods beginning after December 31, 2017, the Trust Series could be liable for U.S. Federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by the Trust Series in allocating those items, with potential adverse consequences for an investor.
•	Each Trust Series could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.

•	The Trust is organized as a Delaware statutory trust, but each Trust Series is taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.
•	If a Trust Series is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
•	The impact of U.S. tax reform on the Trust Series is uncertain.
•	Each Trust Series will be subject to credit risk with respect to counterparties to OTC contracts entered into by the Trust on behalf of a Trust Series or held by special purpose or structured vehicles.
•	Valuing OTC derivatives may be less certain that actively traded financial instruments.

Fees of USCI and CPER

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by USCF
United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.80% for USCI and 0.65% for CPER.(1)

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

Provides custody, fund accounting fund administration and transfer agency services to the Trust Series and the Related Public Funds’ based on average AUM. The annual fees for the Trust Series and the combined Related Public Funds’ may range from $0.4 million to $2.4 million depending on average AUM for any given year.

ALPS Distributors - Marketing Agent	Each Trust Series pays 0.06% on assets up to $3 billion and 0.04% on assets in excess of $3 billion.(2)

FCM and Clearing Broker	Each Trust Series pays approximately $3.00 per buy or sell on average; charges may vary.

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

Sublicense Fee:

For each Trust Series, USCF pays $15,000 for each calendar year, plus an annual fee of 0.06% of the average daily assets of each Trust Series.(2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,000 annually.(2)

(1)	USCI or CPER, as applicable, pays this compensation. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, and 0.65% per annum of average daily total net assets for CPER. Prior to May 1, 2014, USCF waived the management fee on a discretionary basis paid by CPER from 0.95% per annum of average daily total net assets, to 0.65% and 0.80% per annum of average daily total net assets, respectively.
(2)	USCF pays this compensation.
(3)	BBH&Co. provided certain fund accounting and fund administration services to USCI and CPER through May 31, 2020.
(4)	BNY Mellon has served as the Custodian and Administrator of USCI and CPER since April 1, 2020.

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of each Trust Series’ total assets and subtracting any liabilities.

Expenses Paid or Accrued by USCI from Inception through December 31, 2021 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(5):	$42,319,651
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$4,977,234
Other Amounts Paid or Accrued(6)(7):	$6,760,257
Total Expenses Paid or Accrued:	$54,057,142
Expenses Waived(5)(7):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(5)(7):	$53,968,838

(5)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF, has contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(6)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(7)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver ended.

Expenses Paid or Accrued by USCI from Inception through December 31, 2021 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of Average
Expenses:	Daily Net Assets
Amount Paid or Accrued to USCF(8):	0.85% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued(9)(10):	0.13% annualized
Total Expenses Paid or Accrued:	1.08% annualized
Expenses Waived(8)(10):	0.00% annualized(9)
Total Expenses Paid or Accrued Including Expenses Waived(8)(11):	1.08% annualized

(8)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(9)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(10)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the discretionary expense waiver ended.
(11)	Represents less than 0.005%.

Other Fees. USCI also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $212,800 for the fiscal year ended December 31, 2021. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2021 were $1,082,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses was $45,061.

Expenses Paid or Accrued by CPER from Inception through December 31, 2021 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(10):	$2,001,803
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$94,919
Other Amounts Paid or Accrued(11)(12):	$1,159,710
Total Expenses Paid or Accrued:	$3,256,432
Expenses Waived(10)(11):	$(669,393)
Total Expenses Paid or Accrued Including Expenses Waived(10)(11):	$2,587,039

(13)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(14)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.
(15)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.

Expenses Paid or Accrued by CPER from Inception through December 31, 2021 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF(13):	0.65% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid or Accrued(14)(15):	0.38% annualized
Total Expenses Paid or Accrued:	1.06% annualized
Expenses Waived(13)(15):	(0.22)% annualized(9)
Total Expenses Paid or Accrued Including Expenses Waived(13)(15):	0.84% annualized

(13)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(14)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(15)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. CPER also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $308,300 for the year ended December 31, 2021. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund on a daily basis. These fees and expenses for the year ended December 31, 2021 were $1,082,000 for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses was $53,747.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of a Trust Series (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Participant. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. Authorized Participants pay each Trust Series a $350 transaction fee for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of shares. As of December 31, 2021, 10 Authorized Participants had entered into agreements with USCF on behalf of USCI. During the year ended December 31, 2021, USCI issued 66 Creation Baskets and redeemed 26 Redemption Baskets. As of December 31, 2021, 10 Authorized Participants had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2021, CPER issued 283 Creation Baskets and redeemed 175 Redemption Baskets.

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

Some swap transactions are cleared through central counterparties. “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a central clearing counterparty, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the central clearing counterparty becoming the counterparty to both of the initial parties to the swap. These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty. Once accepted by the clearing house, the original swap transaction is terminated and replaced by two mirror trades, for which the central clearing counterparty becomes the counterparty to each of the original parties based upon the trade terms determined in the original transaction. In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

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

Certain Applicable Benchmark Component Futures Contracts will be subject to position limits under the Position Limits Rule, and the Trust Series’ trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of the Trust Series to meet their investment objectives by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of the Trust Series in particular amounts and types of its permitted investments.

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

Each Trust Series’ investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the Applicable Index, less the Trust Series’ expenses. Each Trust Series seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Commodity Related Investments such that the daily percentage changes in its NAV, measured in percentage terms, will closely track the changes in the daily price of the Applicable Index, also measured in percentage terms. Each Trust Series’ investment strategy is designed to provide investors with a cost-effective way to invest indirectly in various commodities and to hedge against movements in the spot price of applicable commodities. An investment in a Trust Series therefore, involves investment risk and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of commodities will have an efficient hedge only if the return from their shares closely correlates with the return of the Applicable Index. In addition to investment risk and correlation risk, an investment in a Trust Series involves tax risks, OTC risks, and other risks.

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

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the Trust Series. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on the Trust Series and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair the Trust Series’ ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of the Trust Series’ service providers, adversely affect the value and liquidity of the Trust Series’ investments, and negatively impact the Trust Series’ performance and your investment in the Trust Series. The extent to which COVID-19 continues to affect the Trust Series and the Trust Series’ service providers and portfolio investments will depend on future developments. There continues to be uncertainty around the COVID-19 pandemic as the Delta variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused an increase in COVID-19 cases globally. The full impact of the COVID-19 pandemic on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding, the impact of the Delta variant, the Omicron variant, and other variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines against the Delta variant, Omicron variant, and other variants that may emerge; and the longer-term impact of the pandemic on the economy and consumer behavior. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of the Trust Series’ investments could be impacted adversely.

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

Each Trust Series’ NAV per share will change throughout the day as fluctuations occur in the market value of such Trust Series’ portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares. Generally, price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the commodities comprising the Applicable Index and the Applicable Index at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that.

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

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by a Trust Series is not) may hold, own or control. In addition to accountability levels and position limits, the NYMEX and ICE Futures, also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

On October 15, 2020, the CFTC approved the Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.

Certain of the Applicable Benchmark Component Futures Contracts will be subject to position limits under the Position Limits Rule, and the Trust Series’ trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of the Trust Series to meet their investment objectives by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of the Trust Series in particular amounts and types of its permitted investments.

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

Risk mitigation measures that could be imposed by the Trust Series’ FCMs have the potential to cause tracking error by limiting a Trust Series’ investments, including its ability to fully invest in the Applicable Benchmark Component Futures Contract and other Futures Contracts, which could cause the price of the Trust Series’ shares to substantially vary from the price of the Applicable Benchmark Component Futures Contracts.

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

The Trust, on behalf of each Trust Series, has received an opinion of counsel that, under current U.S. federal income tax laws, each Trust Series will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of the Trust Series’ annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income, (ii) the Trust and each Trust Series is organized and operated in accordance with its governing agreements and applicable law and (iii) the Trust and each Trust Series does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that each Trust Series has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years that result cannot be assured. No Trust Series has requested and nor will any Trust Series request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that a Trust Series is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, the Trust Series would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to shares, any distributions would be taxable to Shareholders as dividend income to the extent of a Trust Series’ current and accumulated earnings and profits. Taxation of the Trust and each Trust Series as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

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

Legislative or other actions relating to taxes could have a negative effect on a Trust Series or investors in a Trust Series. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, and we cannot predict with certainty how any changes in the tax laws might affect a Trust Series, investors in a Trust Series or investments made by any Trust Series. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because, for the OTC derivatives, the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

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

The Trust Series are not actively managed by conventional methods. Accordingly, if a Trust Series’ investments are declining in value, the Trust Series will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out futures positions in connection with the monthly change in the Applicable Benchmark Component Futures Contracts. USCF will seek to cause the NAV of the shares of each Trust Series to track the Applicable Index during periods in which the price is flat or declining as well as when the price is rising. The ability of each Trust Series to invest in the Applicable Benchmark Component Futures Contracts could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on the Trust Series with respect to its investment in Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including a Trust Series, with respect to such Trust Series acquiring additional Futures Contracts, or such Trust Series selling additional shares.

A Trust Series may not meet the listing standards of NYSE Arca, which would adversely impact an investor’s ability to sell shares.

The shares of each Trust Series are listed for trading on the NYSE Arca. NYSE Arca may suspend a Trust Series’ shares from trading on the exchange with other without prior notice to the Trust Series upon failure of such Trust Series to comply with the NYSE’s listing requirements or, when in its sole discretion, the NYSE Arca determines that such suspension of dealings is in the public interest or otherwise warranted. There can be no assurance that the requirements necessary to maintain the listing of each Trust Series’ shares will continue to be met or will remain unchanged. If a Trust Series were unable to meet the NYSE’s listing standards and were to become delisted, an investor’s ability to sell its shares would be adversely impacted.

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

Only Authorized Participants may create or redeem Redemption Baskets. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount relative to NAV per share.

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

The LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by Concierge, a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, who are executive officers or employees of USCF, and three Non-Management Directors, who are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies, Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas D. Gerber, along with certain of his other family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and each Trust Series, including their regulatory obligations.

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

The Trust Agreement Limits the Forum in Which Claims May be Brought Against USCF, the Trust, the Trustee or their Respective Directors and Officers.

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

In addition, a service provider that has experienced a cyber-security incident may divert resources normally devoted to servicing a Trust Series to addressing the incident, which would be likely to have an adverse effect on a Trust Series’ operations. Cyber-attacks may also cause disruptions to the futures exchanges and clearinghouses through which a Trust Series invests in futures contracts, which could result in disruptions to a Trust Series’ ability to pursue its investment objective, resulting in financial losses to a Trust Series and its shareholders.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. A Trust Series and its shareholders could be negatively impacted as a result. While USCF and the Related Public Funds, including a Trust Series, have established business continuity plans, there are inherent limitations in such plans, including the possibility that certain risks have not been identified or that new risks will emerge before countervailing measures can be implemented. Furthermore, a Trust Series cannot control cybersecurity plans and systems of its service providers, market makers or Authorized Participants.

A Trust Series’ investment returns could be negatively affected by climate change and greenhouse gas restrictions.

Driven by concern over the risks of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions or production and use of oil and gas. These include adoption of cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. Political and other actors and their agents increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability of or increase the cost for, financial and investment in the oil and gas sector and taking actions intended to promote changes in business strategy for oil and gas companies. Many governments are also providing tax advantages and other subsidies to support transitioning to alternative energy sources or mandating the use of specific fuels other than oil or natural gas. Depending on how policies are formulated and applied, they could have the potential to negatively affect a Trust Series’ investment returns and make oil and natural gas products more expensive or less competitive.

USCF is the subject of class action litigation.  In light of the inherent uncertainties involved in litigation matters, an adverse outcome in this litigation could materially adversely affect USCF's financial condition.

USCF and USCF's directors and certain of its officers are currently subject to class action litigation. Estimating an amount or range of possible losses resulting from litigation proceedings to USCF is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties' settlement posture and their evaluation of the strength or weakness of their case against USCF. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting therefrom. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect USCF's financial condition, results of operations or cash flows in any particular reporting period. In addition, litigation could result in substantial costs and divert USCF's management's attention and resources from conducting USCF's operations, including the management of the Trust Series and the Related Public Funds. For more information, see “Item 3. Legal Proceedings” in this annual report on Form 10-K.

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

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below. On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 thereunder.

Subsequently, on August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice stated that the CFTC staff made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act of 1936, as amended (the “CEA”), 7 U.S.C. §§ 6o(1)(A) and (B) and 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019).

On November 8, 2021, acting pursuant to an offer of settlement submitted by USCF and USO, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the 1933 Act, directing USCF and USO to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, 15 U.S.C. § 77q(a)(3) (the “SEC Order”). In the SEC Order, the SEC made findings that, from April 24, 2020 to May 21, 2020, USCF and USO violated Section 17(a)(3) of 1933 Act, which provides that it is “unlawful for any person in the offer or sale of any securities to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser.” USCF and USO consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Separately, on November 8, 2021, acting pursuant to an offer of settlement submitted by USCF, the CFTC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 6(c) and (d) of the CEA, directing USCF to cease and desist from committing or causing any violations of Section 4o(1)(B) of the CEA, 7 U.S.C. § 6o(1) (B), and CFTC Regulation 4.41(a)(2), 17 C.F.R. § 4.41(a)(2) (the “CFTC Order”). In the CFTC Order, the CFTC made findings that, from on or about April 22, 2020 to June 12, 2020, USCF violated Section 4o(1)(B) of the CEA and CFTC Regulation 4.41(a)(2), which make it unlawful for any commodity pool operator (“CPO”) to engage in “any transaction, practice, or course of business which operates as a fraud or deceit upon any client or participant or prospective client or participant” and prohibit a CPO from advertising in a manner which “operates as a fraud or deceit upon any client or participant or prospective client or participant,” respectively. USCF consented to entry of the CFTC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.14(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate were required to be paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) was paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders.

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

As of December 31, 2021, USCI had approximately 34,746 holders of shares.

As of December 31, 2021, CPER had approximately 61,027 holders of shares.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USCI

USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 13 baskets (comprising 650,000 shares) and 26 baskets (comprising 1,300,000 shares) for the three and twelve months ended December 31, 2021, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
10/1/21 to 10/31/21	200,000	$44.27
11/1/21 to 11/30/21	—	$—
12/1/21 to 12/31/21	450,000	$41.74
Total	650,000

CPER

CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 60 basket (comprising 3,00,000 shares) and 175 baskets (comprising 8,750,000 shares) for the three and twelve months ended December 31, 2021, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
10/1/21 to 10/31/21	500,000	$28.21
11/1/21 to 11/30/21	900,000	$26.22
12/1/21 to 12/31/21	1,600,000	$26.38
Total	3,000,000

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. The Trust believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the commodities markets, in part attributable to the COVID-19 pandemic, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on the business prospects of the Trust, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of December 31, 2021, USCI held 1,025 Futures Contracts on the NYMEX, held 1,574 Futures Contracts on the ICE Futures, held 411 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 2,457 Futures Contracts on the LME and held 145 Futures Contracts on the COMEX, totaling 5,612 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day.  This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of December 31, 2021, CPER held 2,051 Futures Contracts on the COMEX.

Regulatory Disclosure

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not applicable to the Trust Series’ investments) may hold, own or control. These levels and position limits apply to the futures contracts that each Trust Series invests in to meet the investment objective of such Trust Series. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S. based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions.

As of December 31, 2021, USCI held 1,025 Futures Contracts on the NYMEX, held 1,574 Futures Contracts on the ICE Futures, held 411 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 2,457 Futures Contracts on the LME and held 145 Futures Contracts on the COMEX, totaling  5,612 futures contracts. As of December 31, 2021, CPER held 2,051 Futures Contracts on the COMEX. For the fiscal year ended December 31, 2021, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the fiscal year ended December 31, 2021, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Futures Contracts and Position Limits

On October 15, 2020, the CFTC approved the Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.

Certain Applicable Benchmark Component Futures Contracts will be subject to position limits under the Position Limits Rule, and the Trust Series’ trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of the Trust Series to meet their investment objectives by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of the Trust Series in particular amounts and types of its permitted investments.

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

The value of Treasury Bills and Money Market securities held by a Trust Series will fluctuate in value with changes in interest rates.

Interest rate risk is generally lower for shorter term investments and higher for longer term investments. A Trust Series may be subject to a greater risk of rising interest rates than would normally be the case due to the current period of historically low rates and the effect of potential fiscal policy initiatives and resulting market reaction to those initiatives. When interest rates fall, a Trust Series may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

A Trust Series may lose money by investing in government money market funds.

The Trust Series invest in government money market funds. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and a Trust Series may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. A Trust Series cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund's share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Commodity Markets

Commodity Futures Price Movements

Year Ended December 31, 2021

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a strong upward trend during the year ended December 31, 2021. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	34.80%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	40.35%
Bloomberg Commodity Index Total Return(2)	27.11%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	42.60%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of January 1, 2021 was $1,089.40. As of December 31, 2021, the value of the SDCI was $1,468.49, up approximately 34.80% over the year ended December 31, 2021.

The return of approximately 34.80% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $32.58 and ended the year at $43.43 on December 31, 2021, an increase of approximately 33.30% over the year. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

Copper Markets

Copper Futures Price Movements

Year Ended December 31, 2021

As measured by the two major copper indexes, copper futures prices exhibited an upward trend during the year ended December 31, 2021. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	26.53%
Bloomberg Copper Subindex Total Return(2)	27.01%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of January 1, 2021 was $1,124.23. As of December 31, 2021, the value of the SCI was $1,422.52, up approximately 26.53% over the year ended December 31, 2021.

The return of approximately 26.53% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $21.72 and ended the year at $27.24 on December 31, 2021, an increase of approximately 25.41% over the year. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the year ended December 31, 2021, the price of the front month copper futures contract traded in a range between $3.5190 per pound and $4.7785 per pound. Prices increased 16.20% between December 31, 2020 to to December 31, 2021 finishing the year at $446.35. Copper futures markets have risen dramatically since March of 2020.  Prices leveled off and remained in a tighter range since June 2021 due to a simultaneous reversal of China policy towards the metal. Where China had been increasing inventories since the early days of the pandemic, the nation is now selling copper with an eye towards dampening runaway prices. China's stance plus the new wave of COVID-19 cases and variants in the United States and around the world are headwinds in the short-term. Long-term, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases.

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

Since its initial offering of 50,000,000 shares, USCI has registered 10,000,000 additional shares as of December 31, 2021. As of December 31, 2021, USCI had issued 39,000,000 shares, 5,400,000 of which were outstanding. As of December 31, 2021, there were 21,000,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

Since its initial offering of 30,000,000 shares, CPER has registered 50,000,000 additional shares as of December 31, 2021. As of December 31, 2021, CPER had issued 19,550,000 shares, 8,400,000 of which were outstanding. As of December 31, 2021, there were 60,450,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017. Another series of the Trust, the USCF Crescent Crypto Index Fund (“XBET”) was formed on May 7, 2019. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020. Additional series of the Trust included: the USCF Canadian Crude Oil Index Fund (“UCCO”), which never commenced operations and was terminated as a series on May 8, 2019.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2021, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies LLC., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

USCI

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Per share net asset value, end of year	$43.43	$32.58
Average daily total net assets	$210,130,456	$129,486,508
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$49,734	$1,049,756
Annualized yield based on average daily total net assets	0.02%	0.81%
Management fee	$1,681,043	$1,035,884
Total fees and other expenses excluding management fees	$442,073	$388,567
Fees and expenses related to the registration or offering of additional shares	$32,976	$—
Total commissions accrued to brokers	$151,236	$130,772
Total commissions as annualized percentage of average total net assets	0.07%	0.10%
Commissions accrued as a result of rebalancing	$140,854	$123,122
Percentage of commissions accrued as a result of rebalancing	93.14%	94.15%
Commissions accrued as a result of creation and redemption activity	$10,382	$7,650
Percentage of commissions accrued as a result of creation and redemption activity	6.86%	5.85%

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

The increase in the per share NAV for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due to increase in values of the Futures Contracts held by USCI.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2021, compared to the year ended December 31, 2020. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the year ended December 31, 2021, compared to the year ended December 31, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2021, compared to the year ended December 31, 2020 was due primarily to an increase in total commissions accrued to brokers and prepaid registration of additional shares.

The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to a higher number of Futures Contracts being held and traded.

CPER

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Per share net asset value, end of year	$27.24	$21.72
Average daily total net assets	$240,791,964	$20,581,884
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$58,293	$57,200
Annualized yield based on average daily total net assets	0.02%	0.28%
Management fee	$1,565,147	$133,784
Total fees and other expenses excluding management fees	$544,915	$89,075
Total amount of the expense waiver	$63,274	$58,202
Expenses before the allowance of the expense waiver	$2,110,062	$222,859
Expenses after the allowance of the expense waiver	$2,046,788	$164,657
Fees and expenses related to the registration or offering of additional shares	$117,738	$—
Total commissions accrued to brokers	$65,088	$6,587
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$52,546	$4,363
Percentage of commissions accrued as a result of rebalancing	80.73%	66.24%
Commissions accrued as a result of creation and redemption activity	$12,542	$2,224
Percentage of commissions accrued as a result of creation and redemption activity	19.27%	33.76%

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

The increase in the per share NAV for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due to an increase in values of the Futures Contracts held by CPER.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2021, compared to the year ended December 31, 2020. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the year ended December 31, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2021, compared to the year ended December 31, 2020 was due primarily to an increase in total commissions accrued to brokers and expenses related to the increase in total net assets.

The increase CPER’s total commissions accrued to brokers for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to a higher number of Futures Contracts being held and traded.

Portfolio Holdings for USCI

During the year ended December 31, 2021, USCI’s portfolio held at all times Futures Contracts based on at least fourteen different commodities. Due to changes in the composition of the SDCI, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The SDCI” below). The table below lists the Benchmark Component Futures Contracts held during each month in 2021.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2021	2/1/2021	3/1/2021	4/1/2021	5/1/2021	6/1/2021	7/1/2021	8/1/2021	9/1/2021	10/1/2021	11/1/2021	12/1/2021
Aluminum	•	•						•				•
Cocoa	•	•	•						•
Coffee
Copper	•	•	•	•	•	•	•			•	•
Corn			•	•	•	•	•	•
Cotton								•	•	•	•	•
Crude Oil (Brent)		•	•	•	•	•	•	•	•	•	•	•
Crude Oil (WTI)		•	•	•	•	•	•	•	•	•	•	•
Gas Oil										•	•	•
Heating Oil	•		•			•			•	•	•
Natural Gas	•	•	•					•
Unleaded Gasoline	•	•		•		•	•	•	•	•	•	•
Feeder Cattle
Lean Hogs				•	•		•	•	•	•
Live Cattle					•		•
Soybeans	•	•		•	•	•	•	•	•
Soybean Meal	•	•	•			•	•	•	•		•	•
Soybean Oil	•	•	•	•	•	•	•	•	•	•	•	•
Wheat	•			•	•
Lead								•	•	•	•	•
Nickel						•	•			•		•
Tin	•	•	•	•	•	•	•	•	•	•	•	•
Zinc											•	•
Gold	•	•	•	•	•	•	•	•	•
Platinum		•	•	•	•	•		•	•	•	•
Silver	•		•	•	•	•	•			•		•
Sugar	•	•	•	•	•						•	•

• = Component

Source: Bloomberg

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2021. Second, while the tables above list the order of the commodities alphabetically, the table below lists the commodities first by which of the five sectors a commodity falls into and then within each sector from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

													YTD Spot
													Price
Commodity	1/1/2021	2/1/2021	3/1/2021	4/1/2021	5/1/2021	6/1/2021	7/1/2021	8/1/2021	9/1/2021	10/1/2021	11/1/2021	12/1/2021	Performance
Corn		•	•	•	•	•	•	•					22.6%
Soybeans	•	•		•	•	•	•	•	•				(5.2)%
Soybean Meal	•	•	•			•	•	•	•		•	•	29.9%
Soybean Oil	•		•	•	•	•	•	•	•	•	•	•	1%
Wheat	•	•		•	•								20.3%
Aluminum	•	•						•				•	41.6%
Copper	•		•	•	•	•	•			•	•		26.8%
Lead								•	•	•	•	•	17.4%
Nickel		•				•	•			•		•	26%
Tin	•		•	•	•	•	•	•	•	•	•	•	91.9%
Zinc		•									•	•	31%
Cocoa	•		•						•				(3.2)%
Coffee													76.3%
Cotton		•						•	•	•	•	•	44.1%
Natural Gas	•		•					•					20.1%
Feeder Cattle													15.9%
Lean Hogs				•	•		•	•	•	•			23%
Live Cattle		•			•		•						46.9%
Sugar	•	•	•	•	•						•	•	21.9%
Crude Oil (Brent)		•	•	•	•	•	•	•	•	•	•	•	50.2%
Crude Oil (WTI)			•	•	•	•	•	•	•	•	•	•	55%
Gas Oil										•	•	•	58.5%
Heating Oil	•	•	•			•			•	•	•		57.8%
Unleaded Gasoline	•	•		•		•	•	•	•	•	•	•	58.2%
Gold	•	•	•	•	•	•	•	•	•				(3.5)%
Platinum			•	•	•	•		•	•	•	•		(10.3)%
Silver	•		•	•	•	•	•			•		•	(11.6)%

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

USCI

For the 30-valuation days ended December 31, 2021, the simple average daily change in the SDCI was 0.0093%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.0035%. The average daily difference was (0.0058)% (or (0.58) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (1.424)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through December 31, 2021, the simple average daily change in the SDCI was 0.004%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.002)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.028)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended December 31, 2021, the last trading day in December. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended December 31, 2021.

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

For the year ended December 31, 2021, the actual total return of USCI as measured by changes in its per share NAV was 33.30%. This is based on an initial per share NAV of $32.58 as of December 31, 2020 and an ending per share NAV as of December 31, 2021 of $43.43. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $43.92 as of December 31, 2021, for a total return over the relevant time period of 34.81%. The difference between the actual per share NAV total return of USCI of 33.30% and the expected total return based on the SDCI of 34.81% was a difference over the time period of (1.51)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the year ended December 31, 2020, the actual total return of USCI as measured by changes in its per share NAV was (11.64)%. This was based on an initial per share NAV of $36.87 as of December 31, 2019 and an ending per share NAV as of December 31, 2020 of $32.58. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $32.95 as of December 31, 2020, for a total return over the relevant time period of (10.63)%. The difference between the actual per share NAV total return of USCI of (11.64)% and the expected total return based on the SDCI of (10.63)% was a difference over the time period of (1.01)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended December 31, 2021, the simple average daily change in the SCI was 0.157%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.153%. The average daily difference was (0.004)% (or

(0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (6.742)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through December 31, 2021, the simple average daily change in the SCI was 0.0152%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.012%. The average daily difference was (0.0035)% (or (0.35) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.142)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended December 31, 2021, the last trading day in September. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended December 31, 2021.

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

For the year ended December 31, 2021, the actual total return of CPER as measured by changes in its per share NAV was 25.41%. This is based on an initial per share NAV of $21.72 as of December 31, 2020 and an ending per share NAV as of December 31, 2021 of $27.24. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $27.48 as of December 31, 2021, for a total return over the relevant time period of 26.52%. The difference between the actual per share NAV total return of CPER of 25.41% and the expected total return based on the SCI of 26.52% was an error over the time period of (1.11)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the year ended December 31, 2020, the actual total return of CPER as measured by changes in its per share NAV was 23.83%. This was based on an initial per share NAV of $17.54 as of December 31, 2019 and an ending per share NAV as of December 31, 2020 of $21.72. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $21.78 as of December 31, 2020, for a total return over the relevant time period of 24.17%. The difference between the actual per share NAV total return of CPER of 23.83% and the expected total return based on the SCI of 24.17% was an error over the time period of (0.34)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2021. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by each Trust Series may continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2019. During the year ended December 31, 2021, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2021, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Hypothetical Performance of Each Applicable Index

SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2009 through December 31, 2021.

The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle). In light of these changes to the SDCI, the table and chart below reflecting the performance of the SDCI from January 1, 2020 through December 31, 2021 also reflects the hypothetical performance of the SDCI from January 1, 2020 through December 24, 2020 had the changes to the composition of the SDCI been effective during that period.

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

Since the SDCI was launched on December 18, 2009, there is no actual performance history available prior to that date and there is only actual performance history of the SDCI from that date to the present. This data is available for periods prior to December 18, 2009. However, the components of the SDCI and the weighting of the components of the SDCI are established each month based on purely quantitative data that is not subject to revision based on other external factors. As a result, this data on the components and weightings is available for periods prior to December 18, 2009. The table below reflects how the SDCI would have performed from January 1, 2009 through December 31, 2021 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution of profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SDCI. Such fees and expenses would reduce the performance returns shown in the table below.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from January 1, 2011 through December 31, 2021

Year	Ending Level*	Annual Return
2011	1,703.23	(8.03)%
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI. In addition to the actual performance of the SDCI, this chart includes the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the January 1, 2010 through December 24, 2020 period.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year Hypothetical Total Returns (1/1/2011–12/31/2021)* YTD)

40%
30%
20%
10%
0%
-10%
-20%
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021

source: Summerhaven Index Management, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the January 1, 2010 through December 24, 2020 period.

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2021.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2021
		S&P GSCI	DB LCI OY	SDCI TR	SDCI TR
	BCOM TR	TR	TR	Actual	Hypothetical
Total return	37.02%	(9.30)%	264.51%	552.60%	933.58%
Average annualized return (total)	3.20%	3.40%	8.14%	10.06%	12.16%
Annualized volatility	15.95%	23.32%	18.92%	15.28%	15.51%
Annualized Sharpe ratio	0.08	0.06	0.32	0.52	0.65

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through December 31, 2021 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OYTR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index. In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the period from December 31, 1997 through December 24, 2020.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2021; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between December 31, 2011 and December 31, 2021.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR (12/31/2011– 12/31/2021)*

140
120
100
80
60
40
20
-
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the January 1, 2010 through December 24, 2020 period.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR (12/31/2016– 12/31/2021)*

160
140
120
100
80
60
40
20
-
SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the January 1, 2010 through December 24, 2020 period.

SCI

The table and chart below show the hypothetical performance of the SCI from December 31, 2009 through December 31, 2021.

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

Since the SCI was launched on November 4, 2010, there is no actual performance history of the SCI prior to that date and the actual performance history is available from the date to the present. However, the components of the SCI and the weighting of the components of the SCI are established each month based on purely quantitative data that is not subject to revisions based on other external factors. As a result, this data on the components and weighting is available for periods prior to November 4, 2010. The table below reflects how the SCI would have performed from January 1, 2009 through December 31, 2021 had it been in effect during the entirety of such time period. The performance data does not reflect any reinvestment or distribution profits, commission charges, management fees or other expenses that would have been incurred in connection with operating and managing a commodity pool designed to track the SCI. Such fees and expenses would reduce the performance returns shown in the table below.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the SCI for the period from January 1, 2011 through December 31, 2021

Year	Ending Level*	Annual Return
2011	1,164.51	(21.95)%
2012	1,223.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%

*

The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year Hypothetical Total Returns (1/1/2011– 12/31/2021)

SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
160
140
120
100
80
60
40
20
-
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021

Source: SummerHaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2021.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2021

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2021
	BCOM	Spot Copper	SCI TR	SCI TR
	Copper TR	(less storage)	Actual	Hypothetical
Total return	501.63%	185.82%	808.38%	565.98%
Average annualized return (total)	13.41%	9.78%	15.67%	13.94%
Annualized volatility	25.72%	24.95%	25.20%	25.50%
Annualized Sharpe ratio	0.44	0.32	0.54	0.47

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through December 31, 2021 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which became effective on January 1, 2021, been effective during the period from December 31, 1997 through December 31, 2020. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2021; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between December 31, 2009 and December 31, 2021.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (12/31/2011– 12/31/2021)*

200
175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21

Source: SHIM, Bloomberg, LME

* In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the December 31, 2011 through December 31, 2020 period.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI (12/31/2016- 12/31/2021)

Source: SHIM, Bloomberg, LME

*In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the December 31, 2011 through December 31, 2020 period.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The comparison of the fiscal years ended December 31, 2020 and 2019 can be found in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2020 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2021, each Trust Series’ expenses exceeded the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2021, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the year ended December 31, 2021, CPER did not make investments on any foreign exchanges. In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2021, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $230,015,638 and $221,835,541, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2021, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2021, FCM fees were approximately 0.07% of average daily total net assets for USCI, and approximately 0.03% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust and terminated on April 30, 2021.

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

As of December 31, 2021, USCI’s portfolio consisted of 5,612 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of held 2,051 Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

USCI and CPER are exposed to commodity price risk. In particular, each Trust Series is exposed to commodity risk of the commodities that comprise the Applicable Index for such Trust Series through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that each Trust Series holds in its portfolio, as described in “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, are expected to directly affect the value of the Trust Series.

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

Item 8. Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust’s and each Trust Series’ internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2021, the internal control over financial reporting for the Trust and each Trust Series is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

United States Commodity Index Funds Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Commodity Index Funds Trust (the “Trust”) and its Series including United States Commodity Index Fund, United States Copper Index Fund and USCF Crescent Crypto Index Fund, in total and for each Series as of December 31, 2021 and 2020, including the schedule of investments as of December 31, 2021 and 2020, and the related statements of operations, changes in capital and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s and its Series’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and its Series as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Trust and its Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

February 25, 2022

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2021 and December 31, 2020

United States Commodity Index Fund

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $217,583,826 and $103,318,538, respectively) (Notes 2 and 6)	$217,583,826	$103,318,538
Equity in trading accounts:
Cash and cash equivalents (at cost $12,431,812 and $554,470, respectively)	12,431,812	554,470
Unrealized gain (loss) on open commodity futures contracts	4,845,874	7,293,344
Dividends receivable	4,622	2,379
Interest receivable	44	—
Prepaid insurance*	7,274	5,212
Prepaid registration fees	6,616	—

Total Assets	$234,880,068	$111,173,943

Liabilities and Capital
Management fees payable (Note 4)	$157,823	$72,934
Professional fees payable	193,304	312,461
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	4,481	1,525

Total Liabilities	359,563	390,875

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	234,520,505	110,783,068
Total Capital	234,520,505	110,783,068

Total Liabilities and Capital	$234,880,068	$111,173,943

Shares outstanding	5,400,000	3,400,000
Net asset value per share	$43.43	$32.58
Market value per share	$43.47	$32.67

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2021 and December 31, 2020

United States Copper Index Fund

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $213,185,032 and $62,333,565, respectively) (Notes 2 and 6)	$213,185,032	$62,333,565
Equity in trading accounts:
Cash and cash equivalents (at cost $8,650,509 and $–, respectively)	8,650,509	—
Unrealized gain (loss) on open commodity futures contracts	7,252,928	4,296,063
Receivable from Sponsor (Note 4)	—	58,202
Dividends receivable	4,839	1,315
Interest receivable	71	6
Prepaid insurance*	7,416	228
Prepaid registration fees	24,092	—

Total Assets	$229,124,887	$66,689,379

Liabilities and Capital
Payable due to Broker	$—	$1,428,240
Management fees payable (Note 4)	133,309	31,116
Professional fees payable	201,307	61,244
Directors’ fees payable*	6,863	5,075

Total Liabilities	341,479	1,525,675

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	228,783,408	65,163,704
Total Capital	228,783,408	65,163,704

Total Liabilities and Capital	$229,124,887	$66,689,379

Shares outstanding	8,400,000	3,000,000
Net asset value per share	$27.24	$21.72
Market value per share	$27.21	$21.73

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2021 and December 31, 2020

United States Commodity Index Funds Trust

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $430,768,858 and $165,652,103, respectively) (Notes 2 and 6)	$430,768,858	$165,652,103
Equity in trading accounts:
Cash and cash equivalents (at cost $21,082,321 and $554,470, respectively)	21,082,321	554,470
Unrealized gain (loss) on open commodity futures contracts	12,098,802	11,589,407
Receivable from Sponsor (Note 4)	—	58,202
Dividends receivable	9,461	3,694
Interest receivable	115	6
Prepaid insurance*	14,690	5,440
Prepaid registration fees	30,708	—

Total Assets	$464,004,955	$177,863,322

Liabilities and Capital
Payable due to Broker	$—	$1,428,240
Payable for shares redeemed	—	—
Management fees payable (Note 4)	291,132	104,050
Professional fees payable	394,611	373,705
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	11,344	6,600

Total Liabilities	701,042	1,916,550

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	463,303,913	175,946,772
Total Capital	463,303,913	175,946,772

Total Liabilities and Capital	$464,004,955	$177,863,322

Shares Outstanding	13,800,000	6,400,000

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2021

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG March 2022 contracts, expiring February 2022	$16,201,790	449	$(230,860)	(0.10)
NYMEX RBOB Gasoline Futures RB March 2022 contracts, expiring February 2022	16,895,841	178	(234,827)	(0.10)
ICE Cotton Futures CT March 2022 contracts, expiring March 2022	16,891,240	306	336,560	0.14
CBOT Soybean Meal Futures SM March 2022 contracts, expiring March 2022	14,107,068	411	2,295,942	0.98
NYMEX WTI Crude Oil Futures CL April 2022 contracts, expiring March 2022	17,382,451	224	(705,651)	(0.30)
COMEX Silver Futures SI March 2022 contracts, expiring March 2022	16,709,511	145	220,689	0.10
NYMEX NY Harbour ULSD Futures HO May 2022 contracts, expiring April 2022	16,819,577	174	(239,917)	(0.10)
ICE Sugar#11 Futures SB May 2022 contracts, expiring April 2022	17,281,119	805	(511,359)	(0.22)
United Kingdom Contracts
ICE Low Sulphur Gasoil Futures QS February 2022 contracts, expiring February 2022	16,338,701	248	184,300	0.08
ICE Brent Crude Futures CO April 2022 contracts, expiring February 2022	17,346,719	215	(716,469)	(0.31)
Foreign Contracts
LME Aluminum Futures LA January 2022 contracts, expiring January 2022*	17,821,275	270	1,098,975	0.47
LME Lead Futures LL January 2022 contracts, expiring January 2022*	18,296,317	321	383,876	0.16
LME Tin Futures LT January 2022 contracts, expiring January 2022*	17,921,930	90	(207,680)	(0.09)
LME Nickel Futures LN February 2022 contracts, expiring February 2022*	16,803,069	152	2,197,083	0.94
LME Tin Futures LT February 2022 contracts, expiring February 2022*	16,769,700	85	(107,575)	(0.05)
LME Zinc Futures LX February 2022 contracts, expiring February 2022*	17,703,882	219	1,800,805	0.77
LME Lead Futures LL April 2022 contracts, expiring April 2022*	16,953,030	296	81,770	0.04
LME Nickel Futures LN April 2022 contracts, expiring April 2022*	18,247,755	151	550,386	0.23
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Aluminum Futures LA January 2022 contracts, expiring January 2022*	(18,832,200)	270	(88,050)	(0.04)
LME Lead Futures LL January 2022 contracts, expiring January 2022*	(18,579,214)	321	(100,980)	(0.04)
LME Tin Futures LT January 2022 contracts, expiring January 2022*	(17,823,000)	90	108,750	0.04
LME Nickel Futures LN February 2022 contracts, expiring February 2022*	(17,905,359)	152	(1,094,793)	(0.47)
LME Zinc Futures LX February 2022 contracts, expiring February 2022*	(2,460,818)	29	(121,995)	(0.05)
LME Nickel Futures LN April 2022 contracts, expiring April 2022*	(1,316,295)	11	(53,106)	(0.02)
Total Open Futures Contracts*	$229,574,089	5,612	$4,845,874	2.06

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2021 (continued)

United States Commodity Index Fund

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	105,436,263	$105,436,263	44.96
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	112,140,614	112,140,614	47.82
Total United States Money Market Funds		$217,576,877	92.78

#	Reflects the 7-day yield at December 31, 2021.
*	Collateral amounted to $12,431,812 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2020

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG March 2021 contracts, expiring February 2021	$8,128,590	334	$308,250	0.28
ICE Cocoa Futures CC March 2021 contracts, expiring March 2021	8,303,630	304	(390,510)	(0.35)
COMEX Silver Futures SI March 2021 contracts, expiring March 2021	7,042,375	59	749,165	0.68
NYMEX Heating Oil Futures HO April 2021 contracts, expiring March 2021	7,791,651	125	5,124	0.00	†
COMEX Gold 100 OZ Futures GC April 2021 contracts, expiring April 2021	7,758,200	41	30,160	0.03
ICE Sugar#11 Futures SB May 2021 contracts, expiring April 2021	7,163,858	488	859,643	0.77
CBOT Soybean Meal Futures SM May 2021 contracts, expiring May 2021	6,296,440	190	1,748,160	1.58
CBOT Soybean Oil Futures S July 2021 contracts, expiring July 2021	7,279,022	325	704,278	0.63
CBOT Wheat Futures W July 2021 contracts, expiring July 2021	7,652,800	256	388,800	0.35
COMEX Copper Futures HG July 2021 contracts, expiring July 2021	6,688,013	87	982,125	0.89
CBOT Soybean Futures S November 2021 contracts, expiring November 2021	6,864,138	144	1,140,462	1.03
NYMEX RBOB Gasoline Futures RB December 2021 contracts, expiring November 2021	7,388,836	140	527,407	0.48
Foreign Contracts
LME Aluminum Futures LA February 2021 contracts, expiring February 2021*	7,649,268	154	(45,518)	(0.04)
LME Tin Futures LT February 2021 contracts, expiring February 2021*	7,875,360	77	(11,927)	(0.01)
LME Tin Futures LT June 2021 contracts, expiring June 2021*	7,499,520	84	1,008,840	0.91
LME Zinc Futures LX July 2021 contracts, expiring July 2021*	7,747,579	111	(69,626)	(0.07)
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Tin Futures LT June 2021 contracts, expiring June 2021*	(7,833,693)	84	(674,667)	(0.61)
LME Zinc Futures LX July 2021 contracts, expiring July 2021*	(7,711,131)	111	33,178	0.03
Total Open Futures Contracts*	$103,584,456	3,114	$7,293,344	6.58

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Share Class, 0.03%#	93,191,263	$93,191,263	84.12
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.02%#	10,125,614	10,125,614	9.14
Total United States Money Market Funds		$103,316,877	93.26

†	Represents less than 0.005%.
#	Reflects the 7-day yield at December 31, 2020.
*	Collateral amounted to $554,470 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2021

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2022 contracts, expiring March 2022*	$221,613,034	2,051	$7,252,928	3.17

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	27,015,408	$27,015,408	11.81
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	185,920,379	185,920,379	81.26
Total United States Money Market Funds		$212,935,787	93.07

#	Reflects the 7-day yield at December 31, 2021.
*	Collateral amounted to $8,650,509 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2020

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2021 contracts, expiring March 2021*	$60,893,412	741	$4,296,063	6.59

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Share Class, 0.03%#	61,077,408	$61,077,408	93.73
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.02%#	1,255,379	1,255,379	1.93
Total United States Money Market Funds		$62,332,787	95.66

#	Reflects the 7-day yield at December 31, 2020.
*	Collateral amounted to $– on open commodity futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2021, 2020 and 2019

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$58,239,578	$(30,357,891)	$(29,144,478)
Change in unrealized gain (loss) on open commodity futures contracts	(2,447,470)	5,154,476	16,626,852
Realized gain (loss) on short-term investments	—	17,668	—
Dividend income	47,548	103,927	445,188
Interest income*	2,186	945,829	7,449,252
ETF transaction fees	12,950	8,750	26,950
Total Income (Loss)	$55,854,792	$(24,127,241)	$(4,596,236)

Expenses
Management fees (Note 4)	$1,681,043	$1,035,884	$2,778,400
Professional fees	212,800	209,660	476,864
Brokerage commissions	151,236	130,772	453,997
Directors’ fees and insurance	45,061	48,135	108,435
Registration fees	32,976	—	—
Total Expenses	$2,123,116	$1,424,451	$3,817,696
Net Income (Loss)	$53,731,676	$(25,551,692)	$(8,413,932)
Net Income (Loss) per share	$10.85	$(4.29)	$(0.62)
Net Income (Loss) per weighted average share	$10.12	$(5.83)	$(0.91)
Weighted average shares outstanding	5,311,644	4,381,644	9,286,164

*Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2021, 2020 and 2019

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$20,590,837	$3,547,675	$(1,134,850)
Change in unrealized gain (loss) on open commodity futures contracts	2,956,865	3,949,813	1,249,725
Realized gain (loss) on short-term investments	—	—	59
Dividend income	55,984	12,573	24,418
Interest income*	2,309	44,627	209,278
ETF transaction fees	36,750	13,304	6,300
Total Income (Loss)	$23,642,745	$7,567,992	$354,930

Expenses
Management fees (Note 4)	$1,565,147	$133,784	$68,586
Professional fees	308,342	75,614	75,053
Brokerage commissions	65,088	6,587	6,082
Directors’ fees and insurance	53,747	6,874	2,320
Registration fees	117,738	—	—
Total Expenses	$2,110,062	$222,859	$152,041
Expense waiver (Note 4)	(63,274)	(58,202)	(67,628)
Net Expenses	2,046,788	164,657	84,413
Net Income (Loss)	$21,595,957	$7,403,335	$270,517
Net Income (Loss) per share	$5.52	$4.18	$1.10
Net Income (Loss) per weighted average share	$2.36	$6.66	$0.44
Weighted average shares outstanding	9,143,699	1,111,507	615,753

*Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2021 and 2020, and the period ended December 31, 2019

USCF Crescent Crypto Index Fund

	Year ended	Year ended	Period ended
	December 31,2021†	December 31,2020†	December 31,2019†
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$—	$—	$—
Change in unrealized gain (loss) on open commodity futures contracts	—	—	—
Dividend income	—	—	—
Interest income*	—	—	—
ETF transaction fees	—	—	—
Total Income (Loss)	$—	$—	$—

Expenses
Management fees (Note 4)	$—	$—	$—
Professional fees	—	—	—
Brokerage commissions	—	—	—
Directors’ fees and insurance	—	—	—
Total Expenses	$—	$—	$—
Net Income (Loss)	$—	$—	$—
Net Income (Loss) per share	$—	$—	$—
Net Income (Loss) per weighted average share	$—	$—	$—
Weighted average shares outstanding	—	—	—

*	Interest income does not exceed paid in kind of 5%.
†	The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the USCF Crescent Crypto Index Fund had withdrawn its registration statement.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2021, 2020 and 2019

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$78,830,415	$(26,810,216)	$(30,279,328)
Change in unrealized gain (loss) on open commodity futures contracts	509,395	9,104,289	17,876,577
Realized gain (loss) on short-term investments	—	17,668	59
Dividend income	103,532	116,500	469,606
Interest income*	4,495	990,456	7,658,530
ETF transaction fees	49,700	22,054	33,250
Total Income (Loss)	$79,497,537	$(16,559,249)	$(4,241,306)

Expenses
Management fees (Note 4)	$3,246,190	$1,169,668	$2,846,986
Professional fees	521,142	285,274	551,917
Brokerage commissions	216,324	137,359	460,079
Directors’ fees and insurance	98,808	55,009	110,755
Registration fees	150,714	—	—
Total Expenses	$4,233,178	$1,647,310	$3,969,737
Expense waiver (Note 4)	(63,274)	(58,202)	(67,628)
Net Expenses	$4,169,904	$1,589,108	$3,902,109
Net Income (Loss)	$75,327,633	$(18,148,357)	$(8,143,415)

*Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2021, 2020 and 2019

United States Commodity Index Fund

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Balances at beginning of year	$110,783,068	$189,895,482	$463,042,508
Addition of 3,300,000, 650,000 and - shares, respectively	121,879,808	18,654,333	—
Redemption of (1,300,000), (2,400,000) and (7,200,000) shares, respectively	(51,874,047)	(72,215,055)	(264,733,094)
Net income (loss)	53,731,676	(25,551,692)	(8,413,932)

Balances at end of year	$234,520,505	$110,783,068	$189,895,482

*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2021, 2020 and 2019

United States Copper Index Fund

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Balances at beginning of year	$65,163,704	$7,015,377	$11,504,895
Addition of 14,150,000, 3,300,000 and 400,000 shares, respectively	372,651,530	63,394,859	7,152,775
Redemption of (8,750,000), (700,000) and (700,000) shares, respectively	(230,627,783)	(12,649,867)	(11,912,810)
Net income (loss)	21,595,957	7,403,335	270,517

Balances at end of year	$228,783,408	$65,163,704	$7,015,377

*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2021 and 2020, and the period ended December 31, 2019**

USCF Crescent Crypto Index Fund

	Sponsor*
	Year ended	Year ended	Period ended
	December 31, 2021**	December 31, 2020**	December 31, 2019**
Balances at beginning of period	$—	$1,000	$—
Addition of -, -, - and - shares, respectively	—	—	—
Redemption of -, -, - and - shares, respectively	—	(1,000)	1,000
Net income (loss)	—	—	—

Balances at end of period	$—	$—	$1,000

*	Shareholders’ shares outstanding and capital for the periods presented were zero.
**	The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the USCF Crescent Crypto Index Fund had withdrawn its registration statement.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2021, 2020 and 2019

United States Commodity Index Funds Trust

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Balances at beginning of year	$175,946,772	$196,910,859	$474,547,403
Addition of 17,450,000, 3,950,000 and 400,000 shares	494,531,338	82,049,192	7,152,775
Redemption of (10,050,000), (3,100,000) and (7,900,000) shares	(282,501,830)	(84,864,922)	(276,645,904)
Net income (loss)	75,327,633	(18,148,357)	(8,143,415)

Balances at end of year	$463,303,913	$175,946,772	$196,910,859

*

Sponsors’ shares outstanding and capital for the years ending December 31, 2021 and 2020 were zero and $-, respectively. Sponsors’ shares outstanding and capital for the year ending December 31, 2019 was zero and $1,000, respectively.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$53,731,676	$(25,551,692)	$(8,413,932)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	2,447,470	(5,154,476)	(16,626,852)
(Increase) decrease in dividends receivable	(2,243)	23,131	(15,527)
(Increase) decrease in interest receivable	(44)	—	4,224
(Increase) decrease in prepaid insurance*	(2,062)	14,986	21,039
(Increase) decrease in prepaid registration fees	(6,616)	—	—
(Increase) decrease in ETF transaction fees receivable	—	350	(350)
Increase (decrease) in Management fees payable	84,889	(69,765)	(224,947)
Increase (decrease) in professional fees payable	(119,157)	(259,361)	(32,474)
Increase (decrease) in brokerage commissions payable	—	(29,850)	(9,500)
Increase (decrease) in directors’ fees payable*	2,956	(9,887)	(7,506)
Net cash provided by (used in) operating activities	56,136,869	(31,036,564)	(25,305,825)

Cash Flows from Financing Activities:
Addition of shares	121,879,808	18,654,333	—
Redemption of shares	(51,874,047)	(74,058,755)	(262,889,394)
Net cash provided by (used in) financing activities	70,005,761	(55,404,422)	(262,889,394)

Net Increase (Decrease) in Cash and Cash Equivalents	126,142,630	(86,440,986)	(288,195,219)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	103,873,008	190,313,994	478,509,213
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$230,015,638	$103,873,008	$190,313,994

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$217,583,826	$103,318,538	$163,036,680
Equity in Trading Accounts:
Cash and cash equivalents	12,431,812	554,470	27,277,314
Total Cash, Cash Equivalents and Equity in Trading Accounts	$230,015,638	$103,873,008	$190,313,994

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$21,595,957	$7,403,335	$270,517
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in short-term investments	—	—	295,216
Change in unrealized (gain) loss on open commodity futures contracts	(2,956,865)	(3,949,813)	(1,249,725)
(Increase) decrease in receivable from Sponsor	58,202	9,427	(16,330)
(Increase) decrease in dividends receivable	(3,524)	48	(7)
(Increase) decrease in interest receivable	(65)	119	96
(Increase) decrease in prepaid insurance*	(7,188)	25	(50)
(Increase) decrease in prepaid registration fees	(24,092)	—	—
Increase (decrease) in payable due to Broker	(1,428,240)	998,273	429,967
Increase (decrease) in Management fees payable	102,193	26,469	(1,466)
Increase (decrease) in professional fees payable	140,063	(3,067)	14,511
Increase (decrease) in directors’ fees payable*	1,788	4,853	(34)
Net cash provided by (used in) operating activities	17,478,229	4,489,669	(257,305)

Cash Flows from Financing Activities:
Addition of shares	372,651,530	63,394,859	7,152,775
Redemption of shares	(230,627,783)	(12,649,867)	(11,912,810)
Net cash provided by (used in) financing activities	142,023,747	50,744,992	(4,760,035)

Net Increase (Decrease) in Cash and Cash Equivalents	159,501,976	55,234,661	(5,017,340)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	62,333,565	7,098,904	12,116,244
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$221,835,541	$62,333,565	$7,098,904

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$213,185,032	$62,333,565	$6,699,854
Equity in Trading Accounts:
Cash and cash equivalents	8,650,509	—	399,050
Total Cash, Cash Equivalents and Equity in Trading Accounts	$221,835,541	$62,333,565	$7,098,904

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2021 and 2020, and the period ended December 31, 2019

USCF Crescent Crypto Index Fund

	Year ended	Year ended	Period ended
	December 31, 2021*	December 31, 2020*	December 31, 2019*
Cash Flows from Financing Activities:
Addition of shares	$—	$—	$1,000
Redemption of shares	—	(1,000)	—
Net cash provided by (used in) financing activities	—	(1,000)	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	—	(1,000)	1,000

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	—	1,000	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$—	$—	$1,000

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$—	$—	$1,000
Equity in Trading Accounts:
Cash and cash equivalents	—	—	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$—	$—	$1,000

*	The Sponsor contributed $1,000 on May 8, 2019. As of June 25, 2020, the USCF Crescent Crypto Index Fund had withdrawn its registration statement.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$75,327,633	$(18,148,357)	$(8,143,415)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in short-term investments	—	—	295,216
Change in unrealized (gain) loss on open commodity futures contracts	(509,395)	(9,104,289)	(17,876,577)
(Increase) decrease in receivable from Sponsor	58,202	9,427	(16,330)
(Increase) decrease in dividends receivable	(5,767)	23,179	(15,534)
(Increase) decrease in interest receivable	(109)	119	4,320
(Increase) decrease in prepaid insurance*	(9,250)	15,011	20,989
(Increase) decrease in prepaid registration fees	(30,708)	—	—
(Increase) decrease in ETF transaction fees receivable	—	350	(350)
Increase (decrease) in payable due to Broker	(1,428,240)	998,273	429,967
Increase (decrease) in Management fees payable	187,082	(43,296)	(226,413)
Increase (decrease) in professional fees payable	20,906	(262,428)	(17,963)
Increase (decrease) in brokerage commissions payable	—	(29,850)	(9,500)
Increase (decrease) in directors’ fees payable*	4,744	(5,034)	(7,540)
Net cash provided by (used in) operating activities	73,615,098	(26,546,895)	(25,563,130)

Cash Flows from Financing Activities:
Addition of shares	494,531,338	82,049,192	7,153,775
Redemption of shares	(282,501,830)	(86,709,622)	(274,802,204)
Net cash provided by (used in) financing activities	212,029,508	(4,660,430)	(267,648,429)

Net Increase (Decrease) in Cash and Cash Equivalents	285,644,606	(31,207,325)	(293,211,559)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	166,206,573	197,413,898	490,625,457
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$451,851,179	$166,206,573	$197,413,898

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$430,768,858	$165,652,103	$169,737,534
Equity in Trading Accounts:
Cash and cash equivalents	21,082,321	554,470	27,676,364
Total Cash, Cash Equivalents and Equity in Trading Accounts	$451,851,179	$166,206,573	$197,413,898

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years ended December 31, 2021, 2020 and 2019

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Commodity Index Funds Trust (the “Trust”) was organized as a Delaware statutory trust on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, and the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. Another series of the Trust, the USCF Crescent Crypto Index Fund (“XBET”) was formed on May 7, 2019. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020.

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

USO, UNG, UGA, UNL, USL and BNO are referred to collectively herein as the “Related Public Funds.”

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

The Trust financial statements include the financial statements of USCI, CPER and XBET through December 31, 2021. For reporting commencing with the December 31, 2021 reporting period, and in conjunction with the liquidation of USAG on September 12, 2018 and the withdrawal of UCCO’s registration on December 19, 2018, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended December 31, 2021 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2021, USCF held 5 shares of USCI and 45 shares of CPER.

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2021, USCI held 1,025 Futures Contracts on the NYMEX, held 1,574 Futures Contracts on the ICE Futures, held 411 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 2,457 Futures Contracts on the LME and held 145 Futures Contracts on the COMEX, totaling 5,612 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of December 31, 2021, CPER held 2,051 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. During the year ended December 31, 2021 registration fees of $32,976 and $117,738 were incurred for USCI and CPER, respectively. For the years ended December 31, 2020 and 2019, none of the Trust Series incurred any registration fees or other offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 a totaled $1,081,963 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2021 was $45,061 and CPER’s portion of such fees and expenses for the year ending December 31, 2021 was $53,747. For the year ended December 31, 2020, these fees and expenses were $586,896 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2019  was $48,135 and CPER’s portion of such fees and expenses for the year ended December 31, 2019 was $6,874. For the year ended December 31, 2019, these fees and expenses were $556,951 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2019 was $108,435 and CPER’s portion of such fees and expenses for the year ended December 31, 2019 was $2,320.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $198,000 for the year ending December 31, 2021 for USCI and $275,000 for the year ending December 31, 2021 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF previously paid certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the years ended December 31, 2021, 2020, and 2019, USCF waived expenses of $63,274, $58,202, and $67,628, respectively, for CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below and terminated on April 30, 2021.

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

USCI

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Total commissions accrued to brokers	$151,236	$130,772	$453,997
Total commissions as annualized percentage of average total net assets	0.07%	0.10%	0.13%
Commissions accrued as a result of rebalancing	$140,854	$123,122	$429,823
Percentage of commissions accrued as a result of rebalancing	93.14%	94.15%	94.68%
Commissions accrued as a result of creation and redemption activity	$10,382	$7,650	$24,174
Percentage of commissions accrued as a result of creation and redemption activity	6.86%	5.85%	5.32%

The increase in total commissions accrued to brokers for the year ended December 31, 2021, compared to the year ended 2020, was due primarily to a higher number of contracts held and traded.

CPER

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Total commissions accrued to brokers	$65,088	$6,587	$6,082
Total commissions as annualized percentage of average total net assets	0.03%	0.03%	0.06%
Commissions accrued as a result of rebalancing	$52,546	$4,363	$5,353
Percentage of commissions accrued as a result of rebalancing	80.73%	66.24%	88.01%
Commissions accrued as a result of creation and redemption activity	$12,542	$2,224	$729
Percentage of commissions accrued as a result of creation and redemption activity	19.27%	33.76%	11.99%

The increase in total commissions accrued to brokers for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to a higher number of contracts held and traded.

SummerHaven Agreements

USCF is party to an Amended and Restated Advisory Agreement, dated as of May 1, 2018, as amended from time to time, with SummerHaven, whereby SummerHaven provides advisory services to USCF with respect to the Applicable Index for each Trust Series and investment decisions for each Trust Series. SummerHaven’s advisory services include, but are not limited to, general consultation regarding the calculation and maintenance of the Applicable Index for each Trust Series and the nature of each Applicable Index’s current or anticipated component investments. For these services, USCF pays SummerHaven a fee based on a percentage of the average total net assets of each Trust Series. USCF pays SummerHaven an annual fee of $15,000 per each Trust Series as well as an annual fee of 0.06% of the average daily total net assets of each Trust Series.

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

All of the futures contracts held by each Trust Series through December 31, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2021 and December 31, 2020, USCI held investments in money market funds in the amounts of $217,576,877 and $103,316,877, respectively. As of December 31, 2021 and December 31, 2020, CPER held investments in money market funds in the amounts of $212,935,787 and $62,332,787, respectively. Each Trust Series also holds cash deposits with its custodian. As of December 31, 2021 and December 31, 2020, USCI held cash deposits and investments in Treasuries in the amounts of $12,438,761 and $556,131, respectively, with the custodian and FCMs. As of December 31, 2021 and December 31, 2020, CPER held cash deposits and investments in Treasuries in the amounts of $8,899,754 and $778, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2021, 2020 and 2019 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Per Share Operating Performance:
Net asset value, beginning of year	$32.58	$36.87	$37.49
Total income (loss)	11.25	(3.96)	(0.21)
Total expenses	(0.40)	(0.33)	(0.41)
Net increase (decrease) in net asset value	10.85	(4.29)	(0.62)
Net asset value, end of year	$43.43	$32.58	$36.87

Total Return	33.30%	(11.64)%	(1.65)%

Ratios to Average Net Assets
Total income (loss)	26.58%	(18.63)%	(1.32)%
Management fees	0.80%*	0.80%*	0.80%*
Total expenses excluding management fees*	0.21%	0.30%	0.30%
Expense waived*	—%	—%	—%
Net expense excluding management fees	0.21%	0.30%	0.30%
Net income (loss)	25.57%	(19.73)%	(2.42)%

*Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.

CPER

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Per Share Operating Performance:
Net asset value, beginning of year	$21.72	$17.54	$16.44
Total income (loss)	5.74	4.33	1.24
Total expenses	(0.22)	(0.15)	(0.14)
Net increase (decrease) in net asset value	5.52	4.18	1.10
Net asset value, end of year	$27.24	$21.72	$17.54

Total Return	25.41%	23.83%	6.69%

Ratios to Average Net Assets
Total income (loss)	9.82%	36.77%	3.36%
Management fees*†	0.65%	0.65%	0.65%
Total expenses excluding management fees	0.23%	0.43%	0.79%
Expense waived*†	(0.03)%	(0.28)%	(0.64)%
Net expense excluding management fees	0.20%	0.15%	0.15%
Net income (loss)	8.97%	35.97%	2.56%

*Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.

†USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated the expense waiver as of April 30, 2021.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2021 and 2020.

USCI

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2021	2021	2021	2021
Total Income (Loss)	$12,816,644	$25,210,355	$3,430,855	$14,396,938
Total Expenses	401,892	527,571	588,753	604,900
Net Income (Loss)	$12,414,752	$24,682,784	$2,842,102	$13,792,038
Net Income (Loss) per Share	$2.98	$4.90	$0.50	$2.47

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2020	2020	2020	2020
Total Income (Loss)	$(52,796,711)	$2,893,144	$15,600,992	$10,175,334
Total Expenses	444,696	348,824	342,965	287,966
Net Income (Loss)	$(53,241,407)	$2,544,320	$15,258,027	$9,887,368
Net Income (Loss) per Share	$(10.75)	$0.52	$3.09	$2.85

CPER

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2021	2021	2021	2021
Total Income (Loss)	$11,293,497	$6,009,965	$(13,806,022)	$20,145,305
Total Expenses	291,634	638,563	623,453	556,412
Expense Waivers	$(34,339)	$(28,935)	$—	$—
Net Expenses	257,295	609,628	623,453	556,412
Net Income (Loss)	11,036,202	5,400,337	(14,429,475)	19,588,893
Net Income (Loss) per Share	$2.92	$1.66	$(1.27)	$2.21

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2020	2020	2020	2020
Total Income (Loss)	$(1,862,486)	$2,244,295	$2,337,223	$4,848,960
Total Expenses	20,508	39,831	66,933	95,587
Expense Waivers	$(4,405)	$(19,204)	$(16,161)	$(18,432)
Net Expenses	16,103	20,627	50,772	77,155
Net Income (Loss)	(1,878,589)	2,223,668	2,286,451	4,771,805
Net Income (Loss) per Share	$(3.58)	$3.03	$1.78	$2.95

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

The following table summarizes the valuation of USCI’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$217,576,877	$217,576,877	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	930,577	930,577	—	—
Foreign Contracts	3,915,297	3,915,297	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$103,316,877	$103,316,877	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	7,053,064	7,053,064	—	—
Foreign Contracts	240,280	240,280	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$212,935,787	$212,935,787	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	7,252,928	7,252,928	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$62,332,787	$62,332,787	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,296,063	4,296,063	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	December 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2021	2020
Futures - Commodity Contracts	Assets	$4,845,874	$7,293,344

Fair Value of Derivative Instruments Held by CPER

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	December 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2021	2020
Futures - Commodity Contracts	Assets	$7,252,928	$4,296,063

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended		For the year ended		For the year ended
		December 31, 2021		December 31, 2020		December 31, 2019
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$58,239,578		$(30,357,891)		$(29,144,478)

	Change in unrealized gain (loss) on open positions		$(2,447,470)		$5,154,476		$16,626,852

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended		For the year ended		For the year ended
		December 31, 2021		December 31, 2020		December 31, 2019
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$20,590,837		$3,547,675		$(1,134,850)

	Change in unrealized gain (loss) on open positions		$2,956,865		$3,949,813		$1,249,725

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USCI has no executive officers. Pursuant to the terms of the Trust Agreement, USCI’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	59	Management Director, Vice President
Andrew F Ngim	61	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	62	Management Director
John P. Love	50	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	58	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	63	Chief Compliance Officer
Ray W. Allen	65	Portfolio Manager
Kevin A. Baum	51	Chief Investment Officer
Gordon L. Ellis	75	Independent Director
Malcolm R. Fobes III	57	Independent Director
Peter M. Robinson	64	Independent Director

Ray W. Allen, 65, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (4) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019, and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 51, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also serves as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016,  a branch manager since January 2017, and a swap associated person since November 2020. He also is an associated person and branch manager of USCF Advisers as of February 2017, and, as of June 2021, a swap associated person. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 58, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc. (“Concierge”), the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 59, Vice President since May 15, 2015 and Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019.  Mr. Gerber serves as CEO of a newly formed Concierge subsidiary, Marygold & Co. (UK) Limited in London, England, since August 2021.  Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 50, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 61, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI and CPER since January 2013 and as the portfolio manager of the United States Agriculture Index Fund from January 2013 to September 2018. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 62, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 63, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 75, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an MBA in international finance.

Malcolm R. Fobes III, 57, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 64, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USCI. Ray W. Allen and Andrew F Ngim make trading and investment decisions for, and execute trades on behalf of, USCI. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USCI and CPER is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. From May 1, 2014 through December 31, 2021, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI and 0.65% per annum of average daily total net assets for CPER.

For 2021, each of USCI and CPER accrued aggregate management fees of $1,681,043 and $1,565,147, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2021 by the directors of USCF. Each of USCI’s and CPER’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2021 was $45,061 and $53,747, respectively.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$11,722	NA	NA	NA	$—	$—	$11,722
Gordon L. Ellis	$11,722	NA	NA	NA	$—	$—	$11,722
Malcolm R. Fobes III(1)	$14,066	NA	NA	NA	$—	$—	$14,066

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF owns any shares of any Trust Series. USCF owns 5 shares of USCI and 40 shares of CPER. In addition, USCF is not aware of any 5% holder of shares of USCI or CPER.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2021	2020
Audit fees	$115,000	$165,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$115,000	$165,000

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2021	2020
Audit fees	$75,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$75,000	$25,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Fourth Amended and Restated Declaration of Trust and Trust Agreement.
3.3(5)	Sixth Amended and Restated Limited Liability Company Agreement of the Sponsor.
4.1(9)	Description of Securities.
10.1(7)	Form of Authorized Participant Agreement.
10.2(3)	Marketing Agent Agreement.
10.3(4)	Amendment Agreement to Marketing Agent Agreement.
10.4(6)	Form of Custody Agreement with The Bank of New York Mellon.
10.5(6)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.6(6)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.7(8)	Amended and Restated Licensing Agreement.
10.8(8)	Amended and Restated Advisory Agreement.
10.9(9)	Form of Commodity Futures Customer Agreement with Marex North America, LLC
23.1(10)	Consent of Independent Registered Public Accounting Firm.
31.1(10)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(10)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(10)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(10)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(3)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-195018) filed on March 31, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 24, 2018.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on August 24, 2021.
(10)	Filed herewith.

Item 16. Form 10-K Summary.

None.

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

Date: February 25, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ John P. Love	Chief Executive Officer of	February 25, 2022
John P. Love	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Stuart P. Crumbaugh	Chief Financial Officer of	February 25, 2022
Stuart P. Crumbaugh	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.