Form 10-Q
period 2022-03-31
United States Commodity Index Funds Trust
filed 2022-05-06
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of May 2, 2022 are included in the table below:

Number of Outstanding Shares as of May 2, 2022
United States Commodity Index Fund	6,150,000
United States Copper Index Fund	9,050,000
Total	15,200,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2022 (Unaudited) and December 31, 2021

United States Commodity Index Fund

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $319,330,798 and $217,583,826, respectively) (Notes 2 and 6)	$319,330,798	$217,583,826
Equity in trading accounts:
Cash and cash equivalents (at cost $17,453,946 and $12,431,812, respectively)	17,453,946	12,431,812
Unrealized gain (loss) on open commodity futures contracts	13,911,726	4,845,874
Dividends receivable	30,648	4,622
Interest receivable	24	44
Prepaid insurance*	52,041	7,274
Prepaid registration fees	—	6,616

Total Assets	$350,779,183	$234,880,068

Liabilities and Capital
Management fees payable (Note 4)	$234,738	$157,823
Professional fees payable	75,962	193,304
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	4,845	4,481

Total Liabilities	319,500	359,563

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	350,459,683	234,520,505
Total Capital	350,459,683	234,520,505

Total Liabilities and Capital	$350,779,183	$234,880,068

Shares outstanding	6,350,000	5,400,000
Net asset value per share	$55.19	$43.43
Market value per share	$55.18	$43.47

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2022 (Unaudited) and December 31, 2021

United States Copper Index Fund

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $255,303,820 and $213,185,032, respectively) (Notes 2 and 6)	$255,303,820	$213,185,032
Equity in trading accounts:
Cash and cash equivalents (at cost $5,438,519 and $8,650,509, respectively)	5,438,519	8,650,509
Unrealized gain (loss) on open commodity futures contracts	11,093,034	7,252,928
Receivable for shares sold	4,334,806	—
Dividends receivable	21,510	4,839
Interest receivable	6	71
Prepaid insurance*	57,108	7,416
Prepaid registration fees	—	24,092
ETF transaction fees receivable	350	—

Total Assets	$276,249,153	$229,124,887

Liabilities and Capital
Management fees payable (Note 4)	$136,383	$133,309
Professional fees payable	121,991	201,307
Directors’ fees payable*	6,769	6,863

Total Liabilities	265,143	341,479

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	275,984,010	228,783,408
Total Capital	275,984,010	228,783,408

Total Liabilities and Capital	$276,249,153	$229,124,887

Shares outstanding	9,550,000	8,400,000
Net asset value per share	$28.90	$27.24
Market value per share	$28.71	$27.21

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2022 (Unaudited) and December 31, 2021

United States Commodity Index Funds Trust

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $574,634,618 and $430,768,858, respectively) (Notes 2 and 6)	$574,634,618	$430,768,858
Equity in trading accounts:
Cash and cash equivalents (at cost $22,892,465 and $21,082,321, respectively)	22,892,465	21,082,321
Unrealized gain (loss) on open commodity futures contracts	25,004,760	12,098,802
Receivable for shares sold	4,334,806	—
Dividends receivable	52,158	9,461
Interest receivable	30	115
Prepaid insurance*	109,149	14,690
Prepaid registration fees	—	30,708
ETF transaction fees receivable	350	—

Total Assets	$627,028,336	$464,004,955

Liabilities and Capital
Management fees payable (Note 4)	$371,121	$291,132
Professional fees payable	197,953	394,611
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	11,614	11,344

Total Liabilities	584,643	701,042

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	626,443,693	463,303,913
Total Capital	626,443,693	463,303,913

Total Liabilities and Capital	$627,028,336	$464,004,955

Shares Outstanding	15,900,000	13,800,000

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2022

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX NY Harbour ULSD Futures HO June 2022 contracts, expiring May 2022	$25,212,412	184	$(475,857)	(0.14)
CME Live Cattle LC June 2022 contracts, expiring June 2022	25,591,156	465	(85,906)	(0.02)
ICE Cotton Futures CT July 2022 contracts, expiring July 2022	25,234,058	376	(404,898)	(0.12)
CBOT Soybean Oil Futures BO July 2022 contracts, expiring July 2022	25,178,528	600	(468,128)	(0.13)
CBOT Corn Futures C July 2022 contracts, expiring July 2022	22,184,800	696	3,323,600	0.95
NYMEX WTI Crude Oil Futures CL August 2022 contracts, expiring July 2022	22,742,631	260	1,978,169	0.56
NYMEX Platinum Futures PL July 2022 contracts, expiring July 2022	10,668,045	208	(311,725)	(0.09)
COMEX Silver Futures SI July 2022 contracts, expiring July 2022	25,239,509	201	88,501	0.03
CBOT Soybean Futures S August 2022 contracts, expiring August 2022	25,168,113	318	(439,638)	(0.12)
NYMEX RBOB Gasoline Futures RB September 2022 contracts, expiring August 2022	25,557,338	209	(342,533)	(0.10)
CBOT Soybean Meal Futures SM September 2022 contracts, expiring September 2022	25,064,980	572	(343,139)	(0.10)
CBOT Wheat Futures W September 2022 contracts, expiring September 2022	24,706,113	490	(475,613)	(0.14)
United Kingdom Contracts
ICE Low Sulphur Gasoil Futures QS June 2022 contracts, expiring June 2022	24,863,999	254	(422,849)	(0.12)
ICE Brent Crude Futures CO September 2022 contracts, expiring July 2022	25,449,693	252	(393,333)	(0.11)
Foreign Contracts
LME Lead Futures LL April 2022 contracts, expiring April 2022*	19,455,551	339	1,070,899	0.31
LME Nickel Futures LN April 2022 contracts, expiring April 2022*	24,070,935	182	10,998,645	3.14
LME Tin Futures LT April 2022 contracts, expiring April 2022*	23,447,815	104	(692,615)	(0.20)
LME Tin Futures LT May 2022 contracts, expiring May 2022*	25,589,700	119	298,750	0.08
LME Zinc Futures LX June 2022 contracts, expiring June 2022*	23,800,988	262	3,633,687	1.04
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Lead Futures LL April 2022 contracts, expiring April 2022*	(20,035,280)	339	(491,170)	(0.14)
LME Nickel Futures LN April 2022 contracts, expiring April 2022*	(33,747,267)	182	(1,322,313)	(0.38)
LME Tin Futures LT April 2022 contracts, expiring April 2022*	(22,464,940)	104	(290,260)	(0.08)
LME Zinc Futures LX June 2022 contracts, expiring June 2022*	(26,914,127)	262	(520,548)	(0.15)
Total Open Futures Contracts*	$346,064,750	6,978	$13,911,726	3.97

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2022 (continued)

United States Commodity Index Fund

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.24%#	181,000,000	$181,000,000	51.64
RBC U.S. Government Money Market Fund - Institutional Shares, 0.19%#	138,250,000	138,250,000	39.45
Total United States Money Market Funds		$319,250,000	91.09
#	Reflects the 7-day yield at March 31, 2022.
*	Collateral amounted to $17,453,946 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2022

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG May 2022 contracts, expiring May 2022*	$264,940,066	2,324	$11,093,034	4.02

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.24%#	60,250,000	$60,250,000	21.83
RBC U.S. Government Money Market Fund - Institutional Shares, 0.19%#	195,000,000	195,000,000	70.66
Total United States Money Market Funds		$255,250,000	92.49
#	Reflects the 7-day yield at March 31, 2022.
*	Collateral amounted to $5,438,519 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$56,808,970	$12,790,220
Change in unrealized gain (loss) on open commodity futures contracts	9,065,852	13,136
Dividend income	40,288	6,390
Interest income*	164	1,298
ETF transaction fees	5,250	5,600
Total Income (Loss)	$65,920,524	$12,816,644

Expenses
Management fees (Note 4)	$565,816	$308,498
Professional fees	49,199	44,874
Brokerage commissions	51,836	37,372
Directors’ fees and insurance	13,451	8,002
Registration fees	6,617	3,146
Total Expenses	$686,919	$401,892
Net Income (Loss)	$65,233,605	$12,414,752
Net Income (Loss) per share	$11.76	$2.98
Net Income (Loss) per weighted average share	$11.43	$2.77
Weighted average shares outstanding	5,708,889	4,476,111

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$10,114,375	$10,568,325
Change in unrealized gain (loss) on open commodity futures contracts	3,840,106	706,161
Dividend income	30,055	5,777
Interest income*	56	1,334
ETF transaction fees	5,250	11,900
Total Income (Loss)	$13,989,842	$11,293,497

Expenses
Management fees (Note 4)	$370,162	$209,052
Professional fees	67,522	54,898
Brokerage commissions	11,366	8,987
Directors’ fees and insurance	15,580	7,819
Registration fees	24,092	10,878
Total Expenses	$488,722	$291,634
Expense waiver (Note 3)	—	(34,339)
Net Expenses	488,722	257,295
Net Income (Loss)	$13,501,120	$11,036,202
Net Income (Loss) per share	$1.66	$2.92
Net Income (Loss) per weighted average share	$1.62	$2.02
Weighted average shares outstanding	8,344,444	5,470,556

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Realized gain (loss) on closed commodity futures contracts	$66,923,345	$23,358,545
Change in unrealized gain (loss) on open commodity futures contracts	12,905,958	719,297
Dividend income	70,343	12,167
Interest income*	220	2,632
ETF transaction fees	10,500	17,500
Total Income (Loss)	$79,910,366	$24,110,141

Expenses
Management fees (Note 4)	$935,978	$517,550
Professional fees	116,721	99,772
Brokerage commissions	63,202	46,359
Directors’ fees and insurance	29,031	15,821
Registration fees	30,709	14,024
Total Expenses	$1,175,641	$693,526
Expense waiver (Note 4)	—	(34,339)
Net Expenses	$1,175,641	$659,187
Net Income (Loss)	$78,734,725	$23,450,954

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2022 and 2021

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Balances at beginning of period	$234,520,505	$110,783,068
Addition of 1,250,000 and 1,950,000 shares, respectively	66,425,839	67,260,620
Redemption of (300,000) and (450,000) shares, respectively	(15,720,266)	(16,218,428)
Net income (loss)	65,233,605	12,414,752

Balances at end of period	$350,459,683	$174,240,012
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2022 and 2021

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Balances at beginning of period	$228,783,408	$65,163,704
Addition of 1,800,000 and 5,500,000 shares, respectively	51,201,330	133,139,929
Redemption of (650,000) and (800,000) shares, respectively	(17,501,848)	(19,637,383)
Net income (loss)	13,501,120	11,036,202

Balances at end of period	$275,984,010	$189,702,452
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2022 and 2021

United States Commodity Index Funds Trust

	Shareholders*
	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Balances at beginning of period	$463,303,913	$175,946,772
Addition of 3,050,000 and 7,450,000 shares, respectively	117,627,169	200,400,549
Redemption of (950,000) and (1,250,000) shares, respectively	(33,222,114)	(35,855,811)
Net income (loss)	78,734,725	23,450,954

Balances at end of period	$626,443,693	$363,942,464

* Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$65,233,605	$12,414,752
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(9,065,852)	(13,136)
(Increase) decrease in dividends receivable	(26,026)	(896)
(Increase) decrease in interest receivable	20	(25)
(Increase) decrease in prepaid insurance*	(44,767)	(26,757)
(Increase) decrease in prepaid registration fees	6,616	(36,446)
(Increase) decrease in ETF transaction fees receivable	—	(350)
Increase (decrease) in Management fees payable	76,915	47,186
Increase (decrease) in professional fees payable	(117,342)	(171,552)
Increase (decrease) in directors’ fees payable*	364	732
Net cash provided by (used in) operating activities	56,063,533	12,213,508

Cash Flows from Financing Activities:
Addition of shares	66,425,839	67,260,620
Redemption of shares	(15,720,266)	(12,711,130)
Net cash provided by (used in) financing activities	50,705,573	54,549,490

Net Increase (Decrease) in Cash and Cash Equivalents	106,769,106	66,762,998

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	230,015,638	103,873,008
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$336,784,744	$170,636,006

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$319,330,798	$162,754,688
Equity in Trading Accounts:
Cash and cash equivalents	17,453,946	7,881,318
Total Cash, Cash Equivalents and Equity in Trading Accounts	$336,784,744	$170,636,006

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$13,501,120	$11,036,202
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(3,840,106)	(706,161)
(Increase) decrease in receivable from Sponsor	—	23,863
(Increase) decrease in dividends receivable	(16,671)	(2,445)
(Increase) decrease in interest receivable	65	(51)
(Increase) decrease in prepaid professional fees	—	(4)
(Increase) decrease in prepaid insurance*	(49,692)	(32,370)
(Increase) decrease in prepaid registration fees	24,092	(130,951)
(Increase) decrease in ETF transaction fees receivable	(350)	—
Increase (decrease) in payable due to Broker	—	(1,428,240)
Increase (decrease) in Management fees payable	3,074	76,057
Increase (decrease) in professional fees payable	(79,316)	(7,881)
Increase (decrease) in directors’ fees payable*	(94)	1,715
Net cash provided by (used in) operating activities	9,542,122	8,829,734

Cash Flows from Financing Activities:
Addition of shares	46,866,524	133,139,929
Redemption of shares	(17,501,848)	(19,637,383)
Net cash provided by (used in) financing activities	29,364,676	113,502,546

Net Increase (Decrease) in Cash and Cash Equivalents	38,906,798	122,332,280

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	221,835,541	62,333,565
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$260,742,339	$184,665,845

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$255,303,820	$177,231,747
Equity in Trading Accounts:
Cash and cash equivalents	5,438,519	7,434,098
Total Cash, Cash Equivalents and Equity in Trading Accounts	$260,742,339	$184,665,845

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$78,734,725	$23,450,954
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(12,905,958)	(719,297)
(Increase) decrease in receivable from sponsor	—	23,863
(Increase) decrease in dividends receivable	(42,697)	(3,341)
(Increase) decrease in interest receivable	85	(76)
(Increase) decrease in prepaid professional fees	—	(4)
(Increase) decrease in prepaid insurance*	(94,459)	(59,127)
(Increase) decrease in prepaid registration fees	30,708	(167,397)
(Increase) decrease in ETF transaction fees receivable	(350)	(350)
Increase (decrease) in payable due to Broker	—	(1,428,240)
Increase (decrease) in Management fees payable	79,989	123,243
Increase (decrease) in professional fees payable	(196,658)	(179,433)
Increase (decrease) in directors’ fees payable*	270	2,447
Net cash provided by (used in) operating activities	65,605,655	21,043,242

Cash Flows from Financing Activities:
Addition of shares	113,292,363	200,400,549
Redemption of shares	(33,222,114)	(32,348,513)
Net cash provided by (used in) financing activities	80,070,249	168,052,036

Net Increase (Decrease) in Cash and Cash Equivalents	145,675,904	189,095,278

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	451,851,179	166,206,573
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$597,527,083	$355,301,851

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$574,634,618	$339,986,435
Equity in Trading Accounts:
Cash and cash equivalents	22,892,465	15,315,416
Total Cash, Cash Equivalents and Equity in Trading Accounts	$597,527,083	$355,301,851

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2022

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

USCI. CPER, USO, UNG, UGA, UNL, USL and BNO are referred to collectively herein as the “Related Public Funds.”

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

The Trust financial statements include the financial statements of USCI and CPER through March 31, 2022. For reporting commencing with the December 31, 2021 reporting period, and in conjunction with the liquidation of USAG on September 12, 2018, the withdrawal of UCCO’s registration on December 19, 2018, and the withdrawal of XBET’s registration on June 25, 2020, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2022 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2022, USCF held 5 shares of USCI and 40 shares of CPER.

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

USCI’s shares began trading on August 10, 2010. As of March 31, 2022, USCI held 861 Futures Contracts on the NYMEX, held 882 Futures Contracts on the ICE Futures, held 2,676 Futures Contracts on the CBOT, held 465 Futures Contracts on the CME, held 1,893 Futures Contracts on the LME and held 201 Futures Contracts on the COMEX, totaling 6,978 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of March 31, 2022, CPER held 2,324 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2022 and 2021, USCI incurred $6,617 and $3,146 respectively, in registration fees and offering expenses. For the three months ended March 31, 2022 and 2021, CPER incurred $24,092 and $10,878 respectively, in registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the other Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each other Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2022 are estimated to be a total of $1,258,000 for the Trust Series and the other Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2022 is estimated to be a total of $70,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2022 is estimated to be a total of $78,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $140,000 for the year ending December 31, 2022 for USCI and $160,000 for the year ending December 31, 2022 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF previously paid certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the three months ended March 31, 2022 and 2021, USCF waived $- and $34,339, respectively, of expenses for CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below and terminated on April 30, 2021.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide the Trust Series and each of the other Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

USCI

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Total commissions accrued to brokers	$51,836	$37,372
Total commissions as annualized percentage of average total net assets	0.07%	0.10%
Commissions accrued as a result of rebalancing	$48,352	$32,023
Percentage of commissions accrued as a result of rebalancing	93.28%	85.69%
Commissions accrued as a result of creation and redemption activity	$3,484	$5,349
Percentage of commissions accrued as a result of creation and redemption activity	6.72%	14.31%

The increase in total commissions accrued to brokers for the three months ended March 31,  2022, compared to the three months ended 2021, was due primarily to a higher number of contracts held and traded.

CPER

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Total commissions accrued to brokers	$11,366	$8,987
Total commissions as annualized percentage of average total net assets	0.02%	0.03%
Commissions accrued as a result of rebalancing	$9,834	$1,647
Percentage of commissions accrued as a result of rebalancing	86.52%	18.33%
Commissions accrued as a result of creation and redemption activity	$1,532	$7,340
Percentage of commissions accrued as a result of creation and redemption activity	13.48%	81.67%

The increase in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a higher number of contracts held and traded.

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

All of the futures contracts held by each Trust Series through March 31, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

Significant market volatility has recently occurred in the commodity markets and the commodity futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and Ukraine, and continuing disputes among natural gas-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by a Trust Series and have a negative impact on such Trust Series or it abiliaty to have all of its assets invested in the Benchmark Component Futures Contracts.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2022 and December 31, 2021, USCI held investments in money market funds in the amounts of $319,250,000 and $217,576,877, respectively. As of March 31, 2022 and December 31, 2021, CPER held investments in money market funds in the amounts of $255,250,000 and $212,935,787, respectively. Each Trust Series also holds cash deposits with its custodian. As of March 31, 2022 and December 31, 2021, USCI held cash deposits and investments in Treasuries in the amounts of $17,534,744 and $12,438,761, respectively, with the custodian and FCMs. As of March 31, 2022 and December 31, 2021, CPER held cash deposits and investments in Treasuries in the amounts of $5,492,339 and $8,899,754, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$43.43	$32.58
Total income (loss)	11.88	3.07
Total expenses	(0.12)	(0.09)
Net increase (decrease) in net asset value	11.76	2.98
Net asset value, end of period	$55.19	$35.56

Total Return	27.08%	9.15%

Ratios to Average Net Assets
Total income (loss)	22.98%	8.20%
Management fees#	0.80%	0.80%
Total expenses excluding management fees#	0.17%	0.24%
Net expense excluding management fees#	0.17%	0.24%
Net income (loss)	22.74%	7.94%
#	Annualized.

CPER

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$27.24	$21.72
Total income (loss)	1.72	2.97
Total expenses	(0.06)	(0.05)
Net increase (decrease) in net asset value	1.66	2.92
Net asset value, end of period	$28.90	$24.64

Total Return	6.09%	13.44%

Ratios to Average Net Assets
Total income (loss)	6.06%	8.66%
Management fees#	0.65%	0.65%
Total expenses excluding management fees#	0.21%	0.26%
Expense waived#†	—%	(0.11)%
Net expense excluding management fees#†	0.21%	0.15%
Net income (loss)	5.85%	8.46%
#	Annualized.
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

The following table summarizes the valuation of USCI’s securities at March 31, 2022 using the fair value hierarchy:

At March 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$319,250,000	$319,250,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,042,833	2,042,833	—	—
Foreign Contracts	11,868,893	11,868,893	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$217,576,877	$217,576,877	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	930,577	930,577	—	—
Foreign Contracts	3,915,297	3,915,297	—	—

The following table summarizes the valuation of CPER’s securities at March 31, 2022 using the fair value hierarchy:

At March 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$255,250,000	$255,250,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	11,093,034	11,093,034	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$212,935,787	$212,935,787	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	7,252,928	7,252,928	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2022	December 31, 2021
Futures - Commodity Contracts	Assets	$13,911,726	$4,845,874

Fair Value of Derivative Instruments Held by CPER

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2022	December 31, 2021
Futures - Commodity Contracts	Assets	$11,093,034	$7,252,928

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the three months ended		For the three months ended
		March 31, 2022		March 31, 2021
			Change in		Change in
		Realized	Unrealized	Realized	Unrealized
	Location of	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Derivatives not	Gain (Loss)	on Derivatives	Derivatives	in Derivatives	Derivatives
Accounted for as	on Derivatives	Recognized in	Recognized in	Recognized in	Recognized in
Hedging Instruments	Recognized in Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$56,808,970		$12,790,220

	Change in unrealized gain (loss) on open positions		$9,065,852		$13,136

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the three months ended		For the three months ended
		March 31, 2022		March 31, 2021
			Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$10,114,375		$10,568,325

	Change in unrealized gain (loss) on open positions		$3,840,106		$706,161

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. The Trust believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the commodities markets, in part attributable to the COVID-19 pandemic, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic in February 2020 and Russia's invasion of Ukraine in February 2022. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

United States Commodity Index Fund

USCI invests in futures contracts for commodities that are traded on the Futures Exchanges and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Commodity-Related Investments. Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity Related Investments include, but are not limited to, those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing.

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of March 31, 2022, USCI held 861 Futures Contracts on the NYMEX, held 882 Futures Contracts on the ICE Futures, held 2,676 Futures Contracts on the CBOT, held 465 Futures Contracts on the CME, held 1,893 Futures Contracts on the LME and held 201 Futures Contracts on the COMEX, totaling 6,978 futures contracts.

United States Copper Index Fund

CPER invests in Futures Contracts for commodities that are traded on the COMEX and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Copper-Related Investments. Market conditions that USCF currently anticipates could cause CPER to invest in Other Copper-Related Investments include, but are not limited to, those allowing CPER to obtain greater liquidity or to execute transactions with more favorable pricing.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of March 31, 2022, CPER held 2,324 Futures Contracts on the COMEX.

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law.  Below are certain key regulatory requirements that are, or may be, relevant to the Trust Series.  The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact the Trust Series are discussed in “Item 1. Business” in this quarterly report on Form 10_Q.

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not applicable to the Trust Series’ investments) may hold, own or control. These levels and position limits apply to the futures contracts that each Trust Series invests in to meet the investment objective of such Trust Series. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S. based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions.

As of March 31, 2022, USCI held 861 Futures Contracts on the NYMEX, held 882 Futures Contracts on the ICE Futures, held 2,676 Futures Contracts on the CBOT, held 465 Futures Contracts on the CME, held 1,893 Futures Contracts on the LME and held 201 Futures Contracts on the COMEX, totaling 6,978 futures contracts. As of March 31, 2022, CPER held 2,324 Futures Contracts on the COMEX. For the three months ended March 31, 2022, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2022, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Federal Position Limits

In October 2020, the CFTC adopted a rule to establish federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts (the “Position Limits Rule”). The limits for futures contracts are currently in effect; the limits for economically equivalent swaps will become effective in 2023.

Certain Applicable Benchmark Component Futures Contracts are subject to position limits under the Position Limits Rule, and the trading by each Trust Series does not qualify as an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of a Trust Series to meet its investment objectives by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of the Trust Series in particular amounts and types of its permitted investments.

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

Margin for OTC Swaps

Rules put in place by U.S. federal banking regulators, the CFTC and the SEC require the daily exchange of variation margin and initial margin for swaps between swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) and swaps between Swap Entities and their counterparties that are “financial end-users” (such rules, the “Margin Rules”).  The Margin Rules require Swap Entities to exchange variation margin with all of their counterparties who are financial end-users.  The minimum variation margin amount is the daily mark-to-market change in the value of the swap, taking into account the amount of variation margin previously posted or collected.  Swap Entities are required to exchange initial margin with their financial end-users who have “material swaps exposure” (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Margin Rules).  The Margin Rules specify the types of collateral that may be posted or collected as initial margin or variation margin (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold) and sets forth haircuts for certain collateral asset classes.

No Trust Series is  a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, each Trust Series will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, no Trust Series has material swaps exposure and, accordingly, no Trust Series will be subject to the initial margin requirements of the Margin Rules.

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

In a rising rate environment, the Trust Series may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

When interest rates rise, the value of fixed income securities typically falls.  In a rising interest rate environment, a Trust Series may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments.  The risk to the Trust Series of rising interest rates may be greater in the future  due to the end of a long period of historically low rates and the effect of potential monetary policy initiatives and resulting market reaction to those initiatives.  When interest rates fall, a Trust Series may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

Commodity Markets

Commodity Futures Price Movements

Three Months Ended March 31, 2022

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward/downward trend during the three months ended March 31, 2022. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	27.66%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	33.13%
Bloomberg Commodity Index Total Return(2)	25.55%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	26.11%
(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2021 was $1,468.49. As of March 31, 2022, the value of the SDCI was $1,874.64, up approximately 27.66% over the three months ended March 31, 2022.

The return of approximately 27.66% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $43.43 and ended the period at $55.19 on March 31, 2022, an increase of approximately 27.08% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

USCF believes that the war in Ukraine has raised concerns among investors that a global shortage of many commodities is possible. Russia, Ukraine, and Belarus are major producers and exporters of many metals, grains, and energy products that are critical to global supply. Substantial productive capacity has been halted in Ukraine, and Russia may be unable or unwilling to export what it produces. This has put upward pressure on commodity prices globally, beyond the impact of bullish fundamentals that were already in place. Should the war continue or escalate, or if sanctions or retaliation lead to a further reduction in production and exports from Ukraine, Russia, and Belarus, then commodity prices could rise further and prices could become more volatile. Conversely, should concerns about commodity shortages resulting from the war in Ukraine ebb due to an expected or actual resolution of the war, then commodity prices could stabilize or decline.

Copper Markets

Copper Futures Price Movements

Three Months Ended March 31, 2022

As measured by the two major copper indexes, copper futures prices exhibited a mostly upward/downward trend during the three months ended March 31, 2022. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	6.41%
Bloomberg Copper Subindex Total Return(2)	6.48%
(1)	The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2021 was $1,422.52. As of March 31, 2022, the value of the SCI was $1,513.65, up approximately 6.41% over the three months ended March 31, 2022.

The return of approximately 6.41% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $27.24 and ended the period at $28.90 on March 31, 2022, an increase of approximately 6.09% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the quarter ended March 31, 2022, the price of the front month copper futures contract traded in a range between $4.3100 per pound and $4.9290 per pound. Prices increased 6.44% between December 31, 2021 to March 31, 2022 finishing the year at $4.7510. Copper futures markets have risen dramatically since March of 2020. Prices leveled off and remained in a tighter range from June through September 2021 as China sold copper with an eye towards dampening runaway prices. Prices resumed an upward trajectory from October 2021 through the quarter ending March 31, 2022. Subsequently, copper prices have declined due to concerns about demand from the manufacturing sector, monetary tightening, and COVID-19 flare ups in China. Long-term, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases.

USCF believes that the war in Ukraine has affected many commodities in which Russia, Ukraine, and Belarus are major producers and exports, such as certain metals, grains, and energy products. However, copper is not one of the metals that depends heavily on supply from the region. As a result, copper prices rose only modestly from the outbreak of the war to the end of the first quarter of 2022 in comparison to other metals, such as Nickel. Copper supply is more affected by events, such as protests and labor strikes, that impact mining in south American nations, including Chile and Peru. Meanwhile, copper demand typical depends on the state of the global economy, particularly China, which drives industrial, commercial, and manufacturing use.

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

Since its initial offering of 50,000,000 shares, USCI has registered 10,000,000 additional shares as of March 31, 2022. As of March 31, 2022, USCI had issued 40,250,000 shares, 6,350,000 of which were outstanding. As of March 31, 2022, there were 19,750,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

Since its initial offering of 30,000,000 shares, CPER has registered 50,000,000 additional shares as of March 31, 2022. As of March 31, 2022, CPER had issued 21,350,000 shares, 9,550,000 of which were outstanding. As of March 31, 2022, there were 58,650,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

As of March 31, 2022, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies LLC., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

USCI

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Average daily total net assets	$286,837,344	$156,391,149
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$40,452	$7,688
Annualized yield based on average daily total net assets	0.06%	0.02%
Management fee	$565,816	$308,498
Total fees and other expenses excluding management fees	$121,103	$93,394
Fees and expenses related to the registration or offering of additional shares	$6,617	$3,146
Total commissions accrued to brokers	$51,836	$37,372
Total commissions as annualized percentage of average total net assets	0.07%	0.10%
Commissions accrued as a result of rebalancing	$48,352	$32,023
Percentage of commissions accrued as a result of rebalancing	93.28%	85.69%
Commissions accrued as a result of creation and redemption activity	$3,484	$5,349
Percentage of commissions accrued as a result of creation and redemption activity	6.72%	14.31%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to an increase in total commissions accrued to brokers and directors’ fees and insurance.

The increase in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

CPER

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Average daily total net assets	$230,955,494	$130,434,207
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$30,111	$7,111
Annualized yield based on average daily total net assets	0.05%	0.02%
Management fee	$370,162	$209,052
Total fees and other expenses excluding management fees	$118,560	$82,582
Total amount of the expense waiver	$—	$34,339
Expenses before the allowance of the expense waiver	$488,722	$291,634
Expenses after the allowance of the expense waiver	$488,722	$257,295
Fees and expenses related to the registration or offering of additional shares	$24,092	$10,878
Total commissions accrued to brokers	$11,366	$8,987
Total commissions as annualized percentage of average total net assets	0.02%	0.03%
Commissions accrued as a result of rebalancing	$9,834	$1,647
Percentage of commissions accrued as a result of rebalancing	86.52%	18.33%
Commissions accrued as a result of creation and redemption activity	$1,532	$7,340
Percentage of commissions accrued as a result of creation and redemption activity	13.48%	81.67%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to an increase in total commissions accrued to brokers and directors’ fees and prepaid insurance.

The increase in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

Tracking Each Trust Series’ Benchmark

USCF seeks to manage each Trust Series’ portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Applicable Index, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in a Trust Series’ per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Applicable Index. As an example, if the average daily movement of the price of the Applicable Index for a particular 30-valuation daytime period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the Applicable Index’s results). Each Trust Series’ portfolio management goals do not include trying to make the nominal price of its per share NAV equal to the nominal price of the Applicable Index, the nominal price of any particular commodity Futures Contract or the spot price for any particular commodity. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts and Other-Related Investments.

USCI

For the 30-valuation days ended March 31, 2022, the simple average daily change in the SDCI was 0.442%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.432%. The average daily difference was (0.010)% (or (1.0) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (1.004)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through March 31, 2022, the simple average daily change in the SDCI was 0.013%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.007%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (6.901)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended March 31, 2022, the last trading day in March. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended March 31, 2022.

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

For the three months ended March 31, 2022, the actual total return of USCI as measured by changes in its per share NAV was 27.08%. This is based on an initial per share NAV of $43.43 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $55.19. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $55.44 as of March 31, 2022, for a total return over the relevant time period of 27.65%. The difference between the actual per share NAV total return of USCI of 27.08% and the expected total return based on the SDCI of 27.65% was a difference over the time period of (0.57)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the three months ended March 31, 2021, the actual total return of USCI as measured by changes in its per share NAV was 9.15%. This was based on an initial per share NAV of $32.58 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $35.56. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $35.66 as of March 31, 2021, for a total return over the relevant time period of 9.45%. The difference between the actual per share NAV total return of USCI of 9.15% and the expected total return based on the SDCI of 9.45% was a difference over the time period of (0.30)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended March 31, 2022, the simple average daily change in the SCI was 0.165%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.161%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (5.566)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through March 31, 2022, the simple average daily change in the SCI was 0.018%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.014%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.142)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended March 31, 2022, the last trading day in March. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended March 31, 2022.

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

For the three months ended March 31, 2022, the actual total return of CPER as measured by changes in its per share NAV was 6.09%. This is based on an initial per share NAV of $27.24 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $28.90. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $28.99 as of March 31, 2022, for a total return over the relevant time period of 6.42%. The difference between the actual per share NAV total return of CPER of 6.09% and the expected total return based on the SCI of 6.42% was an error over the time period of (0.33)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the three months ended March 31, 2021, the actual total return of CPER as measured by changes in its per share NAV was 13.44%. This was based on an initial per share NAV of $21.72 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $24.64. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $24.65 as of March 31, 2021, for a total return over the relevant time period of 13.49%. The difference between the actual per share NAV total return of CPER of 13.44% and the expected total return based on the SCI of 13.49% was an error over the time period of (0.05)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2022. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by each Trust Series may continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the three months ended March 31, 2022, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2022, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The composition of the SDCI was revised beginning with the commodity selection process that commenced on December 24, 2020. SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle). Since then, the composition of SDCI has reflected the five commodity sectors: petroleum (e.g., crude oil, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), and non-primary sector (e.g., sugar, cotton, coffee, cocoa, natural gas, live cattle, lean hogs, feeder cattle), discussed above and utilized the commodity selection as described below.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of March 31, 2022.

Non-Primary,
14.29%
Petroleum, 35.72%
Grains, 35.71%
Industrial Metals,
7.14%
Precious Metals,
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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2012 through March 31, 2022. The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from

January 1, 2012 through March 31, 2022

Year	Ending Level*	Annual Return
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022 (YTD)	1,874.64	27.66%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI. In addition to the actual performance of the SDCI, this chart includes the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the January 1, 2012 through December 24, 2020 period.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2012-3/31/22)* YTD

40%
30%
20%
10%
0%
-10%
-20%
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
YTD

source: Summerhaven Index Management, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the January 1, 2012 through December 24, 2020 period.

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2022.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2022
	BCOM TR	S&P GSCI	DB LCI OY	SDCI TR
		TR	TR	Actual
Total return	72.02%	20.75%	363.15%	733.10%
Average annualized return (total)	9.01%	11.83%	14.24%	16.28%
Annualized volatility	16.10%	23.46%	19.02%	15.47%
Annualized Sharpe ratio	0.44	0.42	0.65	0.92

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through March 31, 2022 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OYTR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2022; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher.

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

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2012 and March 31, 2022.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2012-3/31/2022)*

SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
180
160
140
120
100
80
60
40
20
-
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the March 31, 2012 Through March 31, 2022.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2017-3/31/2022)*

200
180
160
140
120
100
80
60
40
20
-
SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the March 31, 2012 Through March 31, 2022.

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

March 31, 2022.

SCI Contract Weights
as of March 31, 2022

May 2022, 100%

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2012 through March 31, 2022.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the SCI for the period from January 1, 2012 through March 31, 2022

Year	Ending Level*	Annual Return
2012	1,223.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022 (YTD)	1,513.65	6.41%

* The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2012-3/31/2022 YTD)

40%
30%
20%
10%
0%
-10%
-20%
-30%
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
YTD
Source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through March 31, 2022.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2022
	BCOM	Spot Copper	SCI TR
	HG TR	(less storage)	Actual
Total return	540.60%	185.82%	808.38%
Average annualized return (total)	15.09%	11.07%	16.89%
Annualized volatility	25.61%	24.84%	25.09%
Annualized Sharpe ratio	0.51	0.37	0.59

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through March 31, 2022 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2022; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between March 31, 2012 and March 31, 2022.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (3/31/2012-3/31/2022)*

140
120
100
80
60
40
20
-
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost

Source: SHIM, Bloomberg, LME

* In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the March 31, 2012 through March 31, 2022 period.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (3/31/2017-3/31/2022)*

200
175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22

Source: SHIM, Bloomberg, LME

* In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the March 31, 2012 through March 31, 2022 period.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2022, the Trust Series’ expenses exceeded the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2022, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the three months ended March 31, 2022, USCI did not make investments on any foreign exchanges. During the three months ended March 31, 2022, CPER did not make investments on any foreign exchanges.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2022, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $336,784,744 and $260,742,339, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2022, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the three months ended March 31, 2022, FCM fees were approximately 0.07% of average daily total net assets for USCI, and approximately 0.02% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust and terminated on April 30, 2021.

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

As of March 31, 2022, USCI’s portfolio consisted of 6,978 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 2,324 Futures Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

During the three-month reporting period ended March 31, 2022, no Trust Series had any OTC activities.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, a Trust Series may be involved in legal proceedings arising primarily from the ordinary course of its business. None of the Trust Series is currently party to any material legal proceedings. In addition, USCF, as sponsor of the Trust and general partner of the other Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of its business. Except as described herein, USCF is not currently party to any material legal proceedings.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”).  The action is pending in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act.  It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war.  The complaint seeks damages, interest, costs, attorney's fees, and equitable relief.

USCF and USO intend to vigorously contest such claims.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 25, 2022 (the “Form 10-K”) except for the following.

Price volatility may possibly cause the total loss of your investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in a Trust Series.

Significant market volatility has occurred in the crude oil markets and the oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and Ukraine, and continuing disputes among oil-producing countries. These and other events could cause increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by a Trust Series and the impact of which could limit a Trust Series ability to have a substantial portion of its assets invested in the Benchmark Component Futures Contracts. In such a circumstance, a Trust Series could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Commodity-Related Investments or Other Copper-Related Investments, as applicable.

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia and others, have caused disruptions in many business sectors, resulting in significant market disruptions that may lead to increased volatility in the price of certain commodities, including oil and natural gas, as well as volatility in a Trust Series’ NAV or share price.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, and resulting sanctions, and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine. On March 8, 2022, the United States announced that it would ban imports of oil, natural gas and coal from Russia. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia’s actions, including sanctions, future market or supply disruptions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of energy, including energy futures, and the NAV or share price of a Trust Series.

A resolution to the war in Ukraine also could impact the markets for certain commodities, such as oil and natural gas, and may have collateral impacts, including increased volatility, and cause disruptions to availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on commodities and futures prices and the price of the Benchmark Component Futures Contracts is difficult to predict and depends on a number of factors that may have a negative impact on a Trust Series in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 6 baskets (comprising 300,000 shares) during the first quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
1/1/22 to 1/31/22	100,000	$46.93
2/1/22 to 2/28/22	—	$—
3/1/22 to 3/31/22	200,000	$55.13
Total	300,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 13 baskets (comprising 650,000 shares) during the first quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
1/1/22 to 1/31/22	650,000	$26.93
2/1/22 to 2/28/22	—	$—
3/1/22 to 3/31/22	—	$—
Total	650,000

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

Date: May 6, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 6, 2022