Form 10-Q
period 2022-06-30
United States Commodity Index Funds Trust
filed 2022-08-05
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of July 22, 2022 are included in the table below:

Number of Outstanding Shares as of July 22, 2022
United States Commodity Index Fund	5,600,000
United States Copper Index Fund	7,000,000
Total	12,600,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2022 (Unaudited) and December 31, 2021

United States Commodity Index Fund

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $324,364,763 and $217,583,826, respectively) (Notes 2 and 6)	$324,364,763	$217,583,826
Equity in trading accounts:
Cash and cash equivalents (at cost $37,354,551 and $12,431,812, respectively)	37,354,551	12,431,812
Unrealized gain (loss) on open commodity futures contracts	(18,530,321)	4,845,874
Dividends receivable	265,224	4,622
Interest receivable	946	44
Prepaid license fees	6,375	—
Prepaid insurance*	38,753	7,274
Prepaid registration fees	—	6,616

Total Assets	$343,500,291	$234,880,068

Liabilities and Capital
Management fees payable (Note 4)	$249,637	$157,823
Professional fees payable	53,506	193,304
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	5,804	4,481

Total Liabilities	312,902	359,563

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	343,187,389	234,520,505
Total Capital	343,187,389	234,520,505

Total Liabilities and Capital	$343,500,291	$234,880,068

Shares outstanding	6,250,000	5,400,000
Net asset value per share	$54.91	$43.43
Market value per share	$54.81	$43.47

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2022 (Unaudited) and December 31, 2021

United States Copper Index Fund

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $153,752,542 and $213,185,032, respectively) (Notes 2 and 6)	$153,752,542	$213,185,032
Equity in trading accounts:
Cash and cash equivalents (at cost $40,881,646 and $8,650,509, respectively)	40,881,646	8,650,509
Unrealized gain (loss) on open commodity futures contracts	(33,266,308)	7,252,928
Dividends receivable	129,284	4,839
Interest receivable	6	71
Prepaid professional fees	19,263	—
Prepaid license fees	6,375	—
Prepaid insurance*	42,527	7,416
Prepaid registration fees	—	24,092

Total Assets	$161,565,335	$229,124,887

Liabilities and Capital
Management fees payable (Note 4)	$108,403	$133,309
Professional fees payable	—	201,307
Directors’ fees payable*	6,936	6,863

Total Liabilities	115,339	341,479

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	161,449,996	228,783,408
Total Capital	161,449,996	228,783,408

Total Liabilities and Capital	$161,565,335	$229,124,887

Shares outstanding	7,200,000	8,400,000
Net asset value per share	$22.42	$27.24
Market value per share	$22.22	$27.21

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At June 30, 2022 (Unaudited) and December 31, 2021

United States Commodity Index Funds Trust

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $478,117,305 and $430,768,858, respectively) (Notes 2 and 6)	$478,117,305	$430,768,858
Equity in trading accounts:
Cash and cash equivalents (at cost $78,236,197 and $21,082,321, respectively)	78,236,197	21,082,321
Unrealized gain (loss) on open commodity futures contracts	(51,796,629)	12,098,802
Dividends receivable	394,508	9,461
Interest receivable	952	115
Prepaid professional fees	19,263	—
Prepaid license fee	12,750	—
Prepaid insurance*	81,280	14,690
Prepaid registration fees	—	30,708

Total Assets	$505,065,626	$464,004,955

Liabilities and Capital
Management fees payable (Note 4)	$358,040	$291,132
Professional fees payable	53,506	394,611
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	12,740	11,344

Total Liabilities	428,241	701,042

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	504,637,385	463,303,913
Total Capital	504,637,385	463,303,913

Total Liabilities and Capital	$505,065,626	$464,004,955

Shares Outstanding	13,450,000	13,800,000

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2022

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
CME Lean Hogs LH August 2022 contracts, expiring August 2022	$25,191,400	608	$(360,680)	(0.11)
NYMEX RBOB Gasoline Futures RB September 2022 contracts, expiring August 2022	20,886,254	168	3,117,552	0.91
CBOT Soybean Oil Futures BO September 2022 contracts, expiring September 2022	24,838,221	617	(523,485)	(0.15)
CBOT Corn Futures C September 2022 contracts, expiring September 2022	27,701,413	759	(3,840,350)	(1.12)
CBOT Soybean Meal Futures SM September 2022 contracts, expiring September 2022	26,378,149	609	(1,037,659)	(0.30)
NYMEX WTI Crude Oil Futures CL October 2022 contracts, expiring September 2022	25,021,637	242	(756,297)	(0.22)
NYMEX Platinum Futures PL October 2022 contracts, expiring October 2022	26,326,635	554	(1,526,826)	(0.45)
CBOT Soybean Futures S November 2022 contracts, expiring November 2022	24,860,562	341	(1,663)	0.00†
NYMEX NY Harbour ULSD Futures HO December 2022 contracts, expiring November 2022	25,212,324	163	(915,185)	(0.27)
ICE Cotton Futures CT December 2022 contracts, expiring December 2022	30,607,795	517	(5,057,655)	(1.47)
United Kingdom Contracts
ICE Low Sulphur Gasoil Futures QS August 2022 contracts, expiring August 2022	23,642,025	212	186,775	0.06
ICE Brent Crude Futures CO October 2022 contracts, expiring August 2022	25,038,906	231	(647,616)	(0.19)
Foreign Contracts
LME Tin Futures LT July 2022 contracts, expiring July 2022*	27,148,775	158	(6,064,465)	(1.77)
LME Tin Futures LT August 2022 contracts, expiring August 2022*	25,231,300	187	(342,535)	(0.10)
LME Zinc Futures LX August 2022 contracts, expiring August 2022*	24,738,289	299	(1,036,932)	(0.30)
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Tin Futures LT July 2022 contracts, expiring July 2022*	(21,361,010)	158	276,700	0.08
Total Open Futures Contracts*	$361,462,675	5,823	$(18,530,321)	(5.40)

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2022 (continued)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.73%, 7/07/2022	$10,000,000	$9,998,800	2.91
0.89%, 8/04/2022	10,000,000	9,991,736	2.91
1.03%, 8/18/2022	10,000,000	9,986,400	2.91
1.12%, 9/01/2022	10,000,000	9,980,969	2.91
1.68%, 9/15/2022	10,000,000	9,964,955	2.91
1.74%, 9/29/2022	10,000,000	9,957,000	2.90
Total United States Treasury Obligations		59,879,860	17.45

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 1.41%#	127,750,000	127,750,000	37.23
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 1.38%#	136,600,000	136,600,000	39.80
Total United States Money Market Funds		264,350,000	77.03
Total Cash Equivalents		$324,229,860	94.48

#       Reflects the 7-day yield at June 30, 2022.

*       Collateral amounted to $37,354,551 on open commodity futures contracts.

**     All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At June 30, 2022

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG September 2022 contracts, expiring September 2022	$67,846,404	580	$(14,051,404)	(8.70)
COMEX Copper Futures HG December 2022 contracts, expiring December 2022	67,660,654	578	(13,884,979)	(8.60)
COMEX Copper Futures HG March 2023 contracts, expiring March 2023	59,127,963	577	(5,329,925)	(3.30)
Total Open Futures Contracts*	$194,635,021	1,735	$(33,266,308)	(20.60)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.73%, 7/07/2022	$10,000,000	$9,998,800	6.19
0.89%, 8/04/2022	10,000,000	9,991,736	6.19
1.03%, 8/18/2022	10,000,000	9,986,400	6.19
1.12%, 9/01/2022	10,000,000	9,980,970	6.18
Total United States Treasury Obligations		39,957,906	24.75

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 1.41%#	50,000,000	50,000,000	30.97
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 1.38%#	63,700,000	63,700,000	39.45
Total United States Money Market Funds		113,700,000	70.42
Total Cash Equivalents		$153,657,906	95.17

#       Reflects the 7-day yield at June 30, 2022.

*       Collateral amounted to $40,881,646 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

United States Commodity Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$29,659,587	$22,084,786	$86,468,557	$34,875,006
Change in unrealized gain (loss) on open commodity futures contracts	(32,442,047)	3,108,892	(23,376,195)	3,122,028
Dividend income	500,040	12,385	540,328	18,775
Interest income*	57,306	792	57,470	2,090
ETF transaction fees	2,800	3,500	8,050	9,100
Total Income (Loss)	$(2,222,314)	$25,210,355	$63,698,210	$38,026,999

Expenses
Management fees (Note 4)	$729,513	$401,183	$1,295,329	$709,681
Professional fees	149,121	74,683	198,320	119,557
Brokerage commissions	48,981	30,288	100,817	67,660
Directors’ fees and insurance	19,100	11,546	32,551	19,548
Registration fees	—	9,871	6,617	13,017
Total Expenses	$946,715	$527,571	$1,633,634	$929,463
Net Income (Loss)	$(3,169,029)	$24,682,784	$62,064,576	$37,097,536
Net Income (Loss) per share	$(0.28)	$4.90	$11.48	$7.88
Net Income (Loss) per weighted average share	$(0.51)	$4.80	$10.38	$7.71
Weighted average shares outstanding	6,245,055	5,141,111	5,978,453	4,809,116

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

United States Copper Index Fund

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(10,286,488)	$12,409,838	$(172,113)	$22,978,163
Change in unrealized gain (loss) on open commodity futures contracts	(44,359,342)	(6,429,516)	(40,519,236)	(5,723,355)
Dividend income	275,532	17,623	305,587	23,400
Interest income*	49,906	820	49,962	2,154
ETF transaction fees	4,550	11,200	9,800	23,100
Total Income (Loss)	$(54,315,842)	$6,009,965	$(40,326,000)	$17,303,462

Expenses
Management fees (Note 4)	$370,021	$463,493	$740,183	$672,545
Professional fees	147,904	111,177	215,426	166,075
Brokerage commissions	20,385	13,335	31,751	22,322
Directors’ fees and insurance	21,446	15,197	37,026	23,016
Registration fees	—	35,361	24,092	46,239
Total Expenses	$559,756	$638,563	$1,048,478	$930,197
Expense waiver (Note 4)	—	(28,935)	—	(63,274)
Net Expenses	559,756	609,628	1,048,478	866,923
Net Income (Loss)	$(54,875,598)	$5,400,337	$(41,374,478)	$16,436,539
Net Income (Loss) per share	$(6.48)	$1.66	$(4.82)	$4.58
Net Income (Loss) per weighted average share	$(6.38)	$0.51	$(4.88)	$2.05
Weighted average shares outstanding	8,600,000	10,588,889	8,472,928	8,027,901

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$19,373,099	$34,494,624	$86,296,444	$57,853,169
Change in unrealized gain (loss) on open commodity futures contracts	(76,801,389)	(3,320,624)	(63,895,431)	(2,601,327)
Dividend income	775,572	30,008	845,915	42,175
Interest income*	107,212	1,612	107,432	4,244
ETF transaction fees	7,350	14,700	17,850	32,200
Total Income (Loss)	$(56,538,156)	$31,220,320	$23,372,210	$55,330,461

Expenses
Management fees (Note 4)	$1,099,534	$864,676	$2,035,512	$1,382,226
Professional fees	297,025	185,860	413,746	285,632
Brokerage commissions	69,366	43,623	132,568	89,982
Directors’ fees and insurance	40,546	26,743	69,577	42,564
Registration fees	—	45,232	30,709	59,256
Total Expenses	$1,506,471	$1,166,134	$2,682,112	$1,859,660
Expense waiver (Note 4)	—	(28,935)	—	(63,274)
Net Expenses	$1,506,471	$1,137,199	$2,682,112	$1,796,386
Net Income (Loss)	$(58,044,627)	$30,083,121	$20,690,098	$53,534,075

*      Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and six months ended June 30, 2022 and 2021

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balances at beginning of period	$350,459,683	$174,240,012	$234,520,505	$110,783,068
Addition of 300,000, 900,000, 1,550,000 and 2,850,000 shares, respectively	18,273,858	35,751,152	84,699,697	103,011,772
Redemption of (400,000), (–), (700,000) and (450,000) shares, respectively	(22,377,123)	—	(38,097,389)	(16,218,428)
Net income (loss)	(3,169,029)	24,682,784	62,064,576	37,097,536

Balances at end of period	$343,187,389	$234,673,948	$343,187,389	$234,673,948
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and six months ended June 30, 2022 and 2021

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balances at beginning of period	$275,984,010	$189,702,452	$228,783,408	$65,163,704
Addition of 450,000, 5,700,000, 2,250,000 and 11,200,000 shares, respectively	12,452,960	159,274,255	63,654,290	292,414,184
Redemption of (2,800,000), (1,750,000), (3,450,000) and (2,550,000) shares, respectively	(72,111,376)	(48,008,967)	(89,613,224)	(67,646,350)
Net income (loss)	(54,875,598)	5,400,337	(41,374,478)	16,436,539

Balances at end of period	$161,449,996	$306,368,077	$161,449,996	$306,368,077
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and six months ended June 30, 2022 and 2021

United States Commodity Index Funds Trust

	Shareholders*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balances at beginning of period	$626,443,693	$363,942,464	$463,303,913	$175,946,772
Addition of 750,000, 6,600,000, 3,800,000 and 14,050,000 shares, respectively	30,726,818	195,025,407	148,353,987	395,425,956
Redemption of (3,200,000), (1,750,000), (4,150,000) and (3,000,000) shares, respectively	(94,488,499)	(48,008,967)	(127,710,613)	(83,864,778)
Net income (loss)	(58,044,627)	30,083,121	20,690,098	53,534,075

Balances at end of period	$504,637,385	$541,042,025	$504,637,385	$541,042,025

* Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and 2021

United States Commodity Index Fund

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$62,064,576	$37,097,536
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	23,376,195	(3,122,028)
(Increase) decrease in dividends receivable	(260,602)	(1,696)
(Increase) decrease in interest receivable	(902)	(3)
(Increase) decrease in prepaid license fees	(6,375)	—
(Increase) decrease in prepaid insurance*	(31,479)	(18,585)
(Increase) decrease in prepaid registration fees	6,616	(26,575)
(Increase) decrease in ETF transaction fees receivable	—	(350)
Increase (decrease) in Management fees payable	91,814	68,412
Increase (decrease) in professional fees payable	(139,798)	(167,315)
Increase (decrease) in directors’ fees payable*	1,323	1,712
Net cash provided by (used in) operating activities	85,101,368	33,831,108

Cash Flows from Financing Activities:
Addition of shares	84,699,697	99,036,665
Redemption of shares	(38,097,389)	(16,218,428)
Net cash provided by (used in) financing activities	46,602,308	82,818,237

Net Increase (Decrease) in Cash and Cash Equivalents	131,703,676	116,649,345

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	230,015,638	103,873,008
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$361,719,314	$220,522,353

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$324,364,763	$208,586,537
Equity in Trading Accounts:
Cash and cash equivalents	37,354,551	11,935,816
Total Cash, Cash Equivalents and Equity in Trading Accounts	$361,719,314	$220,522,353

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and 2021

United States Copper Index Fund

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(41,374,478)	$16,436,539
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	40,519,236	5,723,355
(Increase) decrease in receivable from Sponsor	—	58,202
(Increase) decrease in dividends receivable	(124,445)	(4,722)
(Increase) decrease in interest receivable	65	(3)
(Increase) decrease in prepaid professional fees	(19,263)	—
(Increase) decrease in prepaid license fees	(6,375)	—
(Increase) decrease in prepaid insurance*	(35,111)	(24,037)
(Increase) decrease in prepaid registration fees	24,092	(95,590)
(Increase) decrease in ETF transaction fees receivable	—	(350)
Increase (decrease) in payable due to Broker	—	(1,428,240)
Increase (decrease) in Management fees payable	(24,906)	145,501
Increase (decrease) in professional fees payable	(201,307)	37,912
Increase (decrease) in directors’ fees payable*	73	1,678
Net cash provided by (used in) operating activities	(1,242,419)	20,850,245

Cash Flows from Financing Activities:
Addition of shares	63,654,290	292,414,184
Redemption of shares	(89,613,224)	(62,386,814)
Net cash provided by (used in) financing activities	(25,958,934)	230,027,370

Net Increase (Decrease) in Cash and Cash Equivalents	(27,201,353)	250,877,615

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	221,835,541	62,333,565
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$194,634,188	$313,211,180

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$153,752,542	$288,730,579
Equity in Trading Accounts:
Cash and cash equivalents	40,881,646	24,480,601
Total Cash, Cash Equivalents and Equity in Trading Accounts	$194,634,188	$313,211,180

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and 2021

United States Commodity Index Funds Trust

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$20,690,098	$53,534,075
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	63,895,431	2,601,327
(Increase) decrease in receivable from sponsor	—	58,202
(Increase) decrease in dividends receivable	(385,047)	(6,418)
(Increase) decrease in interest receivable	(837)	(6)
(Increase) decrease in prepaid professional fees	(19,263)	—
(Increase) decrease in prepaid license fees	(12,750)	—
(Increase) decrease in prepaid insurance*	(66,590)	(42,622)
(Increase) decrease in prepaid registration fees	30,708	(122,165)
(Increase) decrease in ETF transaction fees receivable	—	(700)
Increase (decrease) in payable due to Broker	—	(1,428,240)
Increase (decrease) in Management fees payable	66,908	213,913
Increase (decrease) in professional fees payable	(341,105)	(129,403)
Increase (decrease) in directors’ fees payable*	1,396	3,390
Net cash provided by (used in) operating activities	83,858,949	54,681,353

Cash Flows from Financing Activities:
Addition of shares	148,353,987	391,450,849
Redemption of shares	(127,710,613)	(78,605,242)
Net cash provided by (used in) financing activities	20,643,374	312,845,607

Net Increase (Decrease) in Cash and Cash Equivalents	104,502,323	367,526,960

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	451,851,179	166,206,573
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$556,353,502	$533,733,533

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$478,117,305	$497,317,116
Equity in Trading Accounts:
Cash and cash equivalents	78,236,197	36,416,417
Total Cash, Cash Equivalents and Equity in Trading Accounts	$556,353,502	$533,733,533

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2022

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

The Trust financial statements include the financial statements of USCI and CPER through June 30, 2022. For reporting commencing with the December 31, 2021 reporting period, and in conjunction with the liquidation of USAG on September 12, 2018, the withdrawal of UCCO’s registration on December 19, 2018, and the withdrawal of XBET’s registration on June 25, 2020, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2022 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of June 30, 2022, USCF held 5 shares of USCI and 40 shares of CPER.

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

USCI seeks to achieve its investment objective by investing so that the average daily percentage change in USCI’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the SDCI over the same period.

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

USCI seeks to achieve its investment objective by investing so that the average daily percentage change in USCI’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the SDCI over the same period. USCF believes that the market arbitrage opportunities will cause the daily changes in USCI’s share price on the NYSE Arca on a percentage basis to closely track the daily changes in USCI’s per share NAV on a percentage basis. USCF believes that the net effect of this expected relationship and the expected relationship described above between USCI’s per share NAV and the SDCI will be that the daily changes in the price of USCI’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the SDCI on a percentage basis, less USCI’s expenses. While USCI is composed of Benchmark Component Futures Contracts and is therefore a measure of the prices of the corresponding commodities comprising the SDCI for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the SDCI and the cash or spot prices of the commodities underlying the Benchmark Component Futures Contracts.

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

USCI’s shares began trading on August 10, 2010. As of June 30, 2022, USCI held 1,127 Futures Contracts on the NYMEX, held 960 Futures Contracts on the ICE Futures, held 2,326 Futures Contracts on the CBOT, held 608 Futures Contracts on the CME, held 802 Futures Contracts on the LME and did not hold any Futures Contracts on the COMEX, totaling 5,823 futures contracts.

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

CPER seeks to achieve its investment objective by investing so that the average daily percentage change in CPER’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Component Copper Futures Contracts over the same period. USCF believes that market arbitrage opportunities will cause daily changes in CPER’s share price on the NYSE Arca on a percentage basis, to closely track the daily changes in CPER’s per share NAV on a percentage basis. USCF believes that the net effect of this expected relationship and the expected relationship described above between CPER’s per share NAV and the SCI will be that the daily changes in the price of CPER’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the SCI on a percentage basis, less CPER’s expenses. While CPER is composed of Benchmark Component Copper Futures Contracts and is therefore a measure of the prices of the corresponding commodities comprising the SCI for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the SCI and the cash or spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts.

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of June 30, 2022, CPER held 1,735 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2022 and 2021, USCI incurred $6,617 and $13,017 respectively, in registration fees and offering expenses. For the six months ended June 30, 2022 and 2021, CPER incurred $24,092 and $46,239 respectively, in registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER.

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

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $350,000 for the year ending December 31, 2022 for USCI and $375,000 for the year ending December 31, 2022 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF previously paid certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the six months ended June 30, 2022 and 2021, USCF waived $0 and $63,274, respectively, of expenses for CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below and terminated on April 30, 2021.

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

USCI

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Total commissions accrued to brokers	$100,817	$67,660
Total commissions as annualized percentage of average total net assets	0.06%	0.08%
Commissions accrued as a result of rebalancing	$96,136	$60,647
Percentage of commissions accrued as a result of rebalancing	95.36%	89.63%
Commissions accrued as a result of creation and redemption activity	$4,681	$7,013
Percentage of commissions accrued as a result of creation and redemption activity	4.64%	10.37%

The increase in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended 2021, was due primarily to a higher number of contracts held and traded.

CPER

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Total commissions accrued to brokers	$31,751	$22,322
Total commissions as annualized percentage of average total net assets	0.03%	0.02%
Commissions accrued as a result of rebalancing	$27,694	$10,285
Percentage of commissions accrued as a result of rebalancing	87.22%	46.08%
Commissions accrued as a result of creation and redemption activity	$4,057	$12,037
Percentage of commissions accrued as a result of creation and redemption activity	12.78%	53.92%

The increase in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a higher number of contracts held and traded.

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

All of the futures contracts held by each Trust Series through June 30, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2022 and December 31, 2021, USCI held investments in money market funds in the amounts of $264,350,000 and $217,576,877, respectively. As of June 30, 2022 and December 31, 2021, CPER held investments in money market funds in the amounts of $113,700,000 and $212,935,787, respectively. Each Trust Series also holds cash deposits with its custodian. As of June 30, 2022 and December 31, 2021, USCI held cash deposits and investments in Treasuries in the amounts of $97,369,314 and $12,438,761, respectively, with the custodian and FCMs. As of June 30, 2022 and December 31, 2021, CPER held cash deposits and investments in Treasuries in the amounts of $80,934,188 and $8,899,754, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$55.19	$35.56	$43.43	$32.58
Total income (loss)	(0.13)	5.00	11.75	8.07
Total expenses	(0.15)	(0.10)	(0.27)	(0.19)
Net increase (decrease) in net asset value	(0.28)	4.90	11.48	7.88
Net asset value, end of period	$54.91	$40.46	$54.91	$40.46

Total Return	(0.51)%	13.78%	26.43%	24.19%

Ratios to Average Net Assets
Total income (loss)	(0.61)%	12.53%	19.51%	21.26%
Management fees#	0.80%	0.80%	0.80%	0.80%
Total expenses excluding management fees#	0.24%	0.25%	0.21%	0.25%
Expense waived#	—%	—%	—%	—%
Net expense excluding management fees#	0.24%	0.25%	0.21%	0.25%
Net income (loss)	(0.87)%	12.27%	19.01%	20.74%
#	Annualized.

CPER

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$28.90	$24.64	$27.24	$21.72
Total income (loss)	(6.41)	1.72	(4.70)	4.69
Total expenses	(0.07)	(0.06)	(0.12)	(0.11)
Net increase (decrease) in net asset value	(6.48)	1.66	(4.82)	4.58
Net asset value, end of period	$22.42	$26.30	$22.42	$26.30

Total Return	(22.42)%	6.74%	(17.69)%	21.09%

Ratios to Average Net Assets
Total income (loss)	(23.79)%	2.10%	(17.56)%	8.29%
Management fees#	0.65%	0.65%	0.65%	0.65%
Total expenses excluding management fees#	0.33%	0.25%	0.27%	0.25%
Expense waived#†	—%	(0.04)%	—%	(0.06)%
Net expense excluding management fees#†	0.33%	0.21%	0.27%	0.19%
Net income (loss)	(24.03)%	1.89%	(18.02)%	7.88%
#	Annualized.
†

USCF paid certain expenses typically borne by CPER on a discretionary basis where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated the expense waiver as of April 30, 2021.

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

The following table summarizes the valuation of USCI’s securities at June 30, 2022 using the fair value hierarchy:

At June 30, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$324,229,860	$324,229,860	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(10,902,248)	(10,902,248)	—	—
Foreign Contracts	(7,628,073)	(7,628,073)	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$217,576,877	$217,576,877	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	930,577	930,577	—	—
Foreign Contracts	3,915,297	3,915,297	—	—

The following table summarizes the valuation of CPER’s securities at June 30, 2022 using the fair value hierarchy:

At June 30, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$153,657,906	$153,657,906	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(33,266,308)	(33,266,308)	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$212,935,787	$212,935,787	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	7,252,928	7,252,928	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	June 30, 2022	December 31, 2021
Futures - Commodity Contracts	Assets	$(18,530,321)	$4,845,874

Fair Value of Derivative Instruments Held by CPER

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	June 30, 2022	December 31, 2021
Futures - Commodity Contracts	Assets	$(33,266,308)	$7,252,928

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the six months ended		For the six months ended
		June 30, 2022		June 30, 2021
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$86,468,557		$34,875,006

	Change in unrealized gain (loss) on open positions		$(23,376,195)		$3,122,028

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the six months ended		For the six months ended
		June 30, 2022		June 30, 2021
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(172,113)		$22,978,163

	Change in unrealized gain (loss) on open positions		$(40,519,236)		$(5,723,355)

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. The Trust believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the commodities markets, in part attributable to the COVID-19 pandemic, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic that began in February 2020 and Russia’s invasion of Ukraine in February 2022. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of June 30, 2022, USCI held 1,127 Futures Contracts on the NYMEX, held 960 Futures Contracts on the ICE Futures, held 2,326 Futures Contracts on the CBOT, held 608 Futures Contracts on the CME, held 802 Futures Contracts on the LME and did not hold any Futures Contracts on the COMEX, totaling 5,823 futures contracts.

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

CPER seeks to achieve its investment objective by investing so that the average daily percentage change in CPER’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Component Copper Futures Contracts over the same period. USCF believes that market arbitrage opportunities will cause daily changes in CPER’s share price on the NYSE Arca on a percentage basis, to closely track the daily changes in CPER’s per share NAV on a percentage basis. USCF believes that the net effect of this expected relationship and the expected relationship described above between CPER’s per share NAV and the SCI will be that the daily changes in the price of CPER’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the SCI on a percentage basis, less CPER’s expenses. While CPER is composed of Benchmark Component Copper Futures Contracts and is therefore a measure of the prices of the corresponding commodities comprising the SCI for future delivery, there is nonetheless expected to be a reasonable degree of correlation between the SCI and the cash or spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts.

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of June 30, 2022, CPER held 1,735 Futures Contracts on the COMEX.

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to the Trust Series. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact the Trust Series are discussed in “Item 1. Business” in this quarterly report on Form 10-Q.

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

As of June 30, 2022, USCI held 1,127 Futures Contracts on the NYMEX, held 960 Futures Contracts on the ICE Futures, held 2,326 Futures Contracts on the CBOT, held 608 Futures Contracts on the CME, held 802 Futures Contracts on the LME and did not hold any Futures Contracts on the COMEX, totaling 5,823 futures contracts. As of June 30, 2022, CPER held 1,735 Futures Contracts on the COMEX. For the six months ended June 30, 2022, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the six months ended June 30, 2022, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, a Trust Series may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to the Trust Series of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reaction to those initiatives. When interest rates fall, a Trust Series may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

Commodity Markets

Commodity Futures Price Movements

Six Months Ended June 30, 2022

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward trend during the six months ended June 30, 2022. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	27.58%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	35.80%
Bloomberg Commodity Index Total Return(2)	18.44%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	29.23%
(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2021 was $1,468.49. As of June 30, 2022, the value of the SDCI was $1,873.48, up approximately 27.58% over the six months ended June 30, 2022.

Of the 27 components of SummerHaven Dynamic Commodity Index (SDCI), sixteen had positive returns for first-half 2022. Gas Oil returned 57.7% in the first-half 2022 while Copper declined by -17.4%. The best performing sector was energy (up 57.7%).   Commodities have continued the 2021 rally as inflation grew from 1.4% in 2020 to 9.1% in 2022.  Inflation is a headwind for stocks and bonds and a tailwind for real assets such as commodities. Historically, commodities have been a hedge against inflation and positive inflation shocks.  In 2022, as the fact of high inflation became more evident, stocks and Bonds suffered losses while commodities continued to perform well.  The age-old wisdom of stock-bond diversification has been challenged in an unprecedented way. Since the inception in 1976 of US aggregate bond index, 2022 is the only year where both US stocks and bonds have experience significant negative returns (-20.0% and -10.3% respectively).  In contrast, USCI's NAV was up 26.43% for the six months ended June 30, 2022.

The return of approximately 27.58% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $43.43 and ended the period at $54.91 on June 30, 2022, an increase of approximately 26.43% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

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

Copper Markets

Copper Futures Price Movements

Six Months Ended June 30, 2022

As measured by the two major copper indexes, copper futures prices exhibited a mostly downward trend during the six months ended June 30, 2022. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	(17.10)%
Bloomberg Copper Subindex Total Return(2)	(17.13)%
(1)	The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2021 was $1,422.52. As of June 30, 2022, the value of the SCI was $1,179.28, down approximately (17.10)% over the six months ended June 30, 2022.

The return of approximately (17.10)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $27.24 and ended the period at $22.42 on June 30, 2022, a decrease of approximately (17.69)% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the quarter ended June 30, 2022, the price of the front month copper futures contract traded in a range between $3.7145 per pound and $4.6885 per pound. Prices decreased by 16.78% between December 31, 2021 to June 30, 2022 finishing the period at $3.7145. Copper futures markets rose dramatically from 2020 to mid-April 2022. Copper prices declined in the quarter ending June 30, 2022 due to concerns about demand from the manufacturing sector, monetary tightening and related concerns about a slowdown in global growth, and COVID-19 flare ups in China. Long-term, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases.

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

Since its initial offering of 50,000,000 shares, USCI has registered 10,000,000 additional shares as of June 30, 2022. As of June 30, 2022, USCI had issued 40,550,000 shares, 6,250,000 of which were outstanding. As of June 30, 2022, there were 19,450,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

Since its initial offering of 30,000,000 shares, CPER has registered 50,000,000 additional shares as of June 30, 2022. As of June 30, 2022, CPER had issued 21,800,000 shares, 7,200,000 of which were outstanding. As of June 30, 2022, there were 58,200,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

As of June 30, 2022, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies LLC., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

USCI

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$326,516,027	$178,890,522
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$597,798	$20,865
Annualized yield based on average daily total net assets	0.37%	0.02%
Management fee	$1,295,329	$709,681
Total fees and other expenses excluding management fees	$338,305	$219,782
Fees and expenses related to the registration or offering of additional shares	$6,617	$13,017
Total commissions accrued to brokers	$100,817	$67,660
Total commissions as annualized percentage of average total net assets	0.06%	0.08%
Commissions accrued as a result of rebalancing	$96,136	$60,647
Percentage of commissions accrued as a result of rebalancing	95.36%	89.63%
Commissions accrued as a result of creation and redemption activity	$4,681	$7,013
Percentage of commissions accrued as a result of creation and redemption activity	4.64%	10.37%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to an increase in trading commissions and tax reporting and professional fees.

The increase in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

USCI

	Three months ended	Three months ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$365,758,681	$201,142,649
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$557,346	$13,177
Annualized yield based on average daily total net assets	0.61%	0.03%
Management fee	$729,513	$401,183
Total fees and other expenses excluding management fees	$217,202	$126,388
Fees and expenses related to the registration or offering of additional shares	$—	$9,871
Total commissions accrued to brokers	$48,981	$30,288
Total commissions as annualized percentage of average total net assets	0.06%	0.06%
Commissions accrued as a result of rebalancing	$47,784	$28,624
Percentage of commissions accrued as a result of rebalancing	97.56%	94.51%
Commissions accrued as a result of creation and redemption activity	$1,197	$1,664
Percentage of commissions accrued as a result of creation and redemption activity	2.44%	5.49%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to an increase in trading commissions and tax reporting and professional fees.

The increase in total commissions accrued to brokers for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

CPER

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$229,636,131	$208,651,751
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$355,549	$25,554
Annualized yield based on average daily total net assets	0.31%	0.02%
Management fee	$740,183	$672,545
Total fees and other expenses excluding management fees	$308,295	$257,652
Total amount of the expense waiver	$—	$63,274
Expenses before the allowance of the expense waiver	$1,048,478	$930,197
Expenses after the allowance of the expense waiver	$1,048,478	$866,923
Fees and expenses related to the registration or offering of additional shares	$24,092	$46,239
Total commissions accrued to brokers	$31,751	$22,322
Total commissions as annualized percentage of average total net assets	0.03%	0.02%
Commissions accrued as a result of rebalancing	$27,694	$10,285
Percentage of commissions accrued as a result of rebalancing	87.22%	46.08%
Commissions accrued as a result of creation and redemption activity	$4,057	$12,037
Percentage of commissions accrued as a result of creation and redemption activity	12.78%	53.92%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to an increase in tax reporting and professional fees.

The increase in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

CPER

	Three months ended	Three months ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$228,331,267	$286,009,762
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$325,438	$18,443
Annualized yield based on average daily total net assets	0.57%	0.03%
Management fee	$370,021	$463,493
Total fees and other expenses excluding management fees	$189,735	$175,070
Total amount of the expense waiver	$—	$28,935
Expenses before the allowance of the expense waiver	$559,756	$638,563
Expenses after the allowance of the expense waiver	$559,756	$609,628
Fees and expenses related to the registration or offering of additional shares	$—	$35,361
Total commissions accrued to brokers	$20,385	$13,335
Total commissions as annualized percentage of average total net assets	0.04%	0.02%
Commissions accrued as a result of rebalancing	$17,860	$8,638
Percentage of commissions accrued as a result of rebalancing	87.61%	64.78%
Commissions accrued as a result of creation and redemption activity	$2,525	$4,697
Percentage of commissions accrued as a result of creation and redemption activity	12.39%	35.22%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to an increase in tax reporting and professional fees.

The increase in total commissions accrued to brokers for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended June 30, 2022, the simple average daily change in the SDCI was (0.207)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.216)%. The average daily difference was (0.009)% (or (0.9) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was 1.710%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through June 30, 2022, the simple average daily change in the SDCI was 0.013%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.007%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (6.794)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended June 30, 2022, the last trading day in June. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended June 30, 2022.

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

For the six months ended June 30, 2022, the actual total return of USCI as measured by changes in its per share NAV was 26.43%. This is based on an initial per share NAV of $43.43 as of December 31, 2021 and an ending per share NAV as of June 30, 2022 of $54.91. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $55.41 as of June 30, 2022, for a total return over the relevant time period of 27.58%. The difference between the actual per share NAV total return of USCI of 26.43% and the expected total return based on the SDCI of 27.58% was a difference over the time period of (1.15)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the six months ended June 30, 2021, the actual total return of USCI as measured by changes in its per share NAV was 24.19%. This is based on an initial per share NAV of $32.58 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $40.46. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $40.69 as of June 30, 2021, for a total return over the relevant time period of 24.89%. The difference between the actual per share NAV total return of USCI of 24.19% and the expected total return based on the SDCI of 24.89% was a difference over the time period of (0.70)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended June 30, 2022, the simple average daily change in the SCI was (0.424)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.431)%. The average daily difference was (0.007)% (or (0.7) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (1.290)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through June 30, 2022, the simple average daily change in the SCI was 0.008%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.004%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.082)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended June 30, 2022, the last trading day in June. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended June 30, 2022.

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

For the six months ended June 30, 2022, the actual total return of CPER as measured by changes in its per share NAV was (17.69)%. This is based on an initial per share NAV of $27.24 as of December 31, 2021 and an ending per share NAV as of June 30, 2022 of $22.42. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $22.58 as of June 30, 2022, for a total return over the relevant time period of (17.11)%. The difference between the actual per share NAV total return of CPER of (17.69)% and the expected total return based on the SCI of (17.11)% was an error over the time period of (0.58)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the six months ended June 30, 2021, the actual total return of CPER as measured by changes in its per share NAV was 21.09%. This is based on an initial per share NAV of $21.72 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $26.30. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $26.36 as of June 30, 2021, for a total return over the relevant time period of 21.36%. The difference between the actual per share NAV total return of CPER of 21.09% and the expected total return based on the SCI of 21.36% was an error over the time period of (0.27)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2022. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by each Trust Series may continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the six months ended June 30, 2022, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the six months ended June 30, 2022, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of June 30, 2022.

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2012 through June 30, 2022. The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from

January 1, 2012 through June 30, 2022

Year	Ending Level*	Annual Return
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022 (YTD)	1,872.57	27.52%

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

Hypothetical Total Returns (1/1/2012-6/30/22)* YTD

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

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to June 30, 2022.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through June 30, 2022
	BCOM TR	S&P GSCI	DB LCI OY	SDCI TR
		TR	TR	Actual
Total return	62.28%	23.17%	374.04%	732.18%
Average annualized return (total)	4.68%	6.64%	10.58%	12.16%
Annualized volatility	16.19%	23.43%	19.03%	15.55%
Annualized Sharpe ratio	0.17	0.20	0.45	0.65

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through June 30, 2022 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OYTR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2022; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher.

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

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between June 30, 2012 and June 30, 2022.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2012-6/30/2022)*

SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
200
180
160
140
120
100
80
60
40
20
-
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the June 30, 2012 through June 30, 2022 period.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(6/30/2017-6/30/2022)*

SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
250
200
150
100
50
-
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the June 30, 2012 through June 30, 2022 period.

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of

June 30, 2022.

SCI Contract Weights as of June 30, 2022

Mar 2023, 33.33%
Sep 2022, 33.33%
Dec 2022, 33.33%

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2012 through June 30, 2022.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the SCI for the period from January 1, 2012 through June 30, 2022

Year	Ending Level*	Annual Return
2012	1,223.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022 (YTD)	1,179.28	17.10%

* The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2012-6/30/2022 YTD)

40%
30%
20%
10%
0%
-10%
-20%
-30%
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
YTD

Source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through June 30, 2022.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through June 30, 2022
	BCOM	Spot Copper	SCI TR
	HG TR	(less storage)	Actual
Total return	398.55%	139.66%	653.05%
Average annualized return (total)	11.62%	8.20%	13.79%
Annualized volatility	25.73%	24.91%	25.23%
Annualized Sharpe ratio	0.38	0.26	0.47

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through June 30, 2022 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to June 30, 2022; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between June 30, 2012 and June 30, 2022.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (6/30/2012-6/30/2022)*

SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
160
140
120
100
80
60
40
20
-
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

Source: SHIM, Bloomberg, LME

* In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the June 30, 2012 through June 30, 2022 period.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (6/30/2017-6/30/2022)

200
175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22

Source: SHIM, Bloomberg, LME

* In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the June 30, 2017 through June 30, 2022 period.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the six months ended June 30, 2022, the Trust Series’ expenses exceeded the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2022, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the six months ended June 30, 2022, USCI did not make investments on any foreign exchanges. During the six months ended June 30, 2022, CPER did not make investments on any foreign exchanges.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2022, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $361,719,314 and $194,634,188, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2022, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the six months ended June 30, 2022, FCM fees were approximately 0.06% of average daily total net assets for USCI, and approximately 0.03% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust and terminated on April 30, 2021.

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

As of June 30, 2022, USCI’s portfolio consisted of 5,823 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 1,735 Futures Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2022, no Trust Series had any OTC activities.

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

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act. It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims.

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below.

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the 1934 Act, and Rule 10b-5 thereunder.

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

Significant market volatility has occurred in certain commodity markets and certain commodity futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and Ukraine, and continuing disputes among certain commodity-producing countries. These and other events could cause increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by a Trust Series and the impact of which could limit a Trust Series ability to have a substantial portion of its assets invested in the Benchmark Component Futures Contracts. In such a circumstance, a Trust Series could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Commodity-Related Investments or Other Copper-Related Investments, as applicable.

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

In a rising rate environment, a Trust Series may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, a Trust Series may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to a Trust Series of rising interest rates may be greater in the future due to the end of a long period of historically low rates and the effect of potential monetary policy initiatives and resulting market reaction to those initiatives. When interest rates fall, a Trust Series may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 8 baskets (comprising 400,000 shares) during the second quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
4/1/22 to 4/30/22	200,000	$55.65
5/1/22 to 5/31/22	—	$—
6/1/22 to 6/30/22	200,000	$56.23
Total	400,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 56 baskets (comprising 2,800,000 shares) during the second quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
4/1/22 to 4/30/22	950,000	$28.65
5/1/22 to 5/31/22	650,000	$25.57
6/1/22 to 6/30/22	1,200,000	$23.57
Total	2,800,000

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

Date: August 5, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 5, 2022