Form 10-Q
period 2022-09-30
United States Commodity Index Funds Trust
filed 2022-11-07
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of November 1, 2022 are included in the table below:

Number of Outstanding Shares as of November 1, 2022
United States Commodity Index Fund	5,050,000
United States Copper Index Fund	7,750,000
Total	12,800,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2022 (Unaudited) and December 31, 2021

United States Commodity Index Fund

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $246,541,571 and $217,583,826, respectively) (Notes 2 and 6)	$246,541,571	$217,583,826
Equity in trading accounts:
Cash and cash equivalents (at cost $38,700,823 and $12,431,812, respectively)	38,700,823	12,431,812
Unrealized gain (loss) on open commodity futures contracts	(17,815,495)	4,845,874
Dividends receivable	494,619	4,622
Interest receivable	35,711	44
Prepaid license fees	4,101	—
Prepaid insurance*	25,319	7,274
Prepaid registration fees	—	6,616

Total Assets	$267,986,649	$234,880,068

Liabilities and Capital
Management fees payable (Note 4)	$184,559	$157,823
Professional fees payable	239,163	193,304
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	5,930	4,481

Total Liabilities	433,607	359,563

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	267,553,042	234,520,505
Total Capital	267,553,042	234,520,505

Total Liabilities and Capital	$267,986,649	$234,880,068

Shares outstanding	5,200,000	5,400,000
Net asset value per share	$51.45	$43.43
Market value per share	$51.35	$43.47

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2022 (Unaudited) and December 31, 2021

United States Copper Index Fund

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $128,866,367 and $213,185,032, respectively) (Notes 2 and 6)	$128,866,367	$213,185,032
Equity in trading accounts:
Cash and cash equivalents (at cost $26,909,984 and $8,650,509, respectively)	26,909,984	8,650,509
Unrealized gain (loss) on open commodity futures contracts	(18,179,950)	7,252,928
Dividends receivable	265,944	4,839
Interest receivable	13,348	71
Prepaid license fees	4,101	—
Prepaid insurance*	27,786	7,416
Prepaid registration fees	—	24,092

Total Assets	$137,907,580	$229,124,887

Liabilities and Capital
Management fees payable (Note 4)	$74,900	$133,309
Professional fees payable	161,735	201,307
Directors’ fees payable*	6,993	6,863

Total Liabilities	243,628	341,479

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	137,663,952	228,783,408
Total Capital	137,663,952	228,783,408

Total Liabilities and Capital	$137,907,580	$229,124,887

Shares outstanding	6,700,000	8,400,000
Net asset value per share	$20.55	$27.24
Market value per share	$20.45	$27.21

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2022 (Unaudited) and December 31, 2021

United States Commodity Index Funds Trust

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $375,407,938 and $430,768,858, respectively) (Notes 2 and 6)	$375,407,938	$430,768,858
Equity in trading accounts:
Cash and cash equivalents (at cost $65,610,807 and $21,082,321, respectively)	65,610,807	21,082,321
Unrealized gain (loss) on open commodity futures contracts	(35,995,445)	12,098,802
Dividends receivable	760,563	9,461
Interest receivable	49,059	115
Prepaid license fee	8,202	—
Prepaid insurance*	53,105	14,690
Prepaid registration fees	—	30,708

Total Assets	$405,894,229	$464,004,955

Liabilities and Capital
Management fees payable (Note 4)	$259,459	$291,132
Professional fees payable	400,898	394,611
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	12,923	11,344

Total Liabilities	677,235	701,042

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	405,216,994	463,303,913
Total Capital	405,216,994	463,303,913

Total Liabilities and Capital	$405,894,229	$464,004,955

Shares Outstanding	11,900,000	13,800,000

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2022

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX NY Harbour ULSD Futures HO December 2022 contracts, expiring November 2022	$22,090,472	147	$(2,784,374)	(1.04)
NYMEX RBOB Gasoline Futures RB December 2022 contracts, expiring November 2022	19,282,502	199	(235,456)	(0.09)
ICE Cotton Futures CT December 2022 contracts, expiring December 2022	23,559,249	432	(5,125,809)	(1.91)
CBOT Soybean Oil Futures BO December 2022 contracts, expiring December 2022	20,331,191	508	(1,567,703)	(0.59)
ICE Cocoa Futures CC December 2022 contracts, expiring December 2022	19,235,380	832	349,900	0.13
CME Lean Hogs Futures LH December 2022 contracts, expiring December 2022	18,992,751	624	33,009	0.01
CBOT Soybean Meal Futures SM December 2022 contracts, expiring December 2022	19,480,940	460	(942,940)	(0.35)
ICE Coffee Futures KC December 2022 contracts, expiring December 2022	18,187,855	226	588,507	0.22
COMEX Silver Futures SI December 2022 contracts, expiring December 2022	19,402,470	207	302,895	0.11
ICE Sugar #11 Futures SB May 2023 contracts, expiring April 2023	19,055,574	1,003	(25,855)	(0.01)
NYMEX WTI Crude Oil Futures CL July 2023 contracts, expiring June 2023	22,173,748	264	(3,086,548)	(1.15)
United Kingdom Contracts
ICE Low Sulphur Gasoil Futures QS December 2022 contracts, expiring December 2022	21,362,626	214	(2,054,476)	(0.77)
ICE Brent Crude Futures CO February 2023 contracts, expiring December 2022	21,863,554	233	(2,759,884)	(1.03)
Foreign Contracts
LME Zinc Futures LX October 2022 contracts, expiring October 2022*	23,085,205	291	(1,129,255)	(0.42)
LME Zinc Futures LX February 2023 contracts, expiring February 2023*	19,275,986	268	411,964	0.15
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Zinc Futures LX October 2022 contracts, expiring October 2022*	(22,166,480)	291	210,530	0.08
Total Open Futures Contracts*	$285,213,023	6,199	$(17,815,495)	(6.66)

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2022 (continued)

United States Commodity Index Fund

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 2.99%#	245,300,000	$245,300,000	91.68
Total United States Money Market Funds		$245,300,000	91.68

#      Reflects the 7-day yield at September 30, 2022.

*      Collateral amounted to $38,700,823 on open commodity futures contracts.

**   All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2022

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG December 2022 contracts, expiring December 2022*	$155,618,387	1,611	$(18,179,950)	(13.21)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 2.99%#	128,700,000	$128,700,000	93.49
Total United States Money Market Funds		$128,700,000	93.49

#     Reflects the 7-day yield at September 30, 2022.

*     Collateral amounted to $26,909,984 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

United States Commodity Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(21,425,957)	$7,864,276	$65,042,600	$42,739,282
Change in unrealized gain (loss) on open commodity futures contracts	714,826	(4,448,960)	(22,661,369)	(1,326,932)
Dividend income	1,240,337	14,099	1,780,665	32,874
Interest income*	236,778	40	294,248	2,130
ETF transaction fees	5,250	1,400	13,300	10,500
Total Income (Loss)	$(19,228,766)	$3,430,855	$44,469,444	$41,457,854

Expenses
Management fees (Note 4)	$597,385	$475,583	$1,892,714	$1,185,264
Professional fees	203,800	46,921	402,120	166,478
Brokerage commissions	57,426	43,611	158,243	111,271
Directors’ fees and insurance	19,386	12,659	51,937	32,207
License fees	2,274	—	2,274	—
Registration fees	—	9,979	6,617	22,996
Total Expenses	$880,271	$588,753	$2,513,905	$1,518,216
Net Income (Loss)	$(20,109,037)	$2,842,102	$41,955,539	$39,939,638
Net Income (Loss) per share	$(3.46)	$0.50	$8.02	$8.38
Net Income (Loss) per weighted average share	$(3.67)	$0.48	$7.22	$7.73
Weighted average shares outstanding	5,484,239	5,872,283	5,811,905	5,167,399
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

United States Copper Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(28,489,524)	$(11,679,550)	$(28,661,637)	$11,298,613
Change in unrealized gain (loss) on open commodity futures contracts	15,086,358	(2,149,542)	(25,432,878)	(7,872,897)
Dividend income	629,713	17,060	935,300	40,460
Interest income*	83,078	60	133,040	2,214
ETF transaction fees	3,850	5,950	13,650	29,050
Total Income (Loss)	$(12,686,525)	$(13,806,022)	$(53,012,525)	$3,497,440

Expenses
Management fees (Note 4)	$236,591	$466,695	$976,774	$1,139,240
Professional fees	185,775	78,933	401,201	245,008
Brokerage commissions	9,695	26,710	41,446	49,032
Directors’ fees and insurance	21,682	15,365	58,708	38,381
License fees	2,273	—	2,273	—
Registration fees	—	35,750	24,092	81,989
Total Expenses	456,016	623,453	1,504,494	1,553,650
Expense waiver (Note 4)	—	—	—	(63,274)
Net Expenses	$456,016	$623,453	$1,504,494	$1,490,376
Net Income (Loss)	$(13,142,541)	$(14,429,475)	$(54,517,019)	$2,007,064
Net Income (Loss) per share	$(1.87)	$(1.27)	$(6.69)	$3.31
Net Income (Loss) per weighted average share	$(1.92)	$(1.34)	$(6.88)	$0.22
Weighted average shares outstanding	6,832,065	10,757,609	7,919,963	8,947,802
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(49,915,481)	$(3,815,274)	$36,380,963	$54,037,895
Change in unrealized gain (loss) on open commodity futures contracts	15,801,184	(6,598,502)	(48,094,247)	(9,199,829)
Dividend income	1,870,050	31,159	2,715,965	73,334
Interest income*	319,856	100	427,288	4,344
ETF transaction fees	9,100	7,350	26,950	39,550
Total Income (Loss)	$(31,915,291)	$(10,375,167)	$(8,543,081)	$44,955,294

Expenses
Management fees (Note 4)	$833,976	$942,278	$2,869,488	$2,324,504
Professional fees	389,575	125,854	803,321	411,486
Brokerage commissions	67,121	70,321	199,689	160,303
Directors’ fees and insurance	41,068	28,024	110,645	70,588
License fees	4,547	—	4,547	—
Registration fees	—	45,729	30,709	104,985
Total Expenses	$1,336,287	1,212,206	4,018,399	3,071,866
Expense waiver (Note 4)	—	—	—	(63,274)
Net Expenses	$1,336,287	$1,212,206	$4,018,399	$3,008,592
Net Income (Loss)	$(33,251,578)	$(11,587,373)	$(12,561,480)	$41,946,702
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balances at beginning of period	$343,187,389	$234,673,948	$234,520,505	$110,783,068
Addition of 400,000, 150,000, 1,950,000 and 3,000,000 shares, respectively	21,950,296	6,003,054	106,649,993	109,014,826
Redemption of (1,450,000), (200,000), (2,150,000) and (650,000) shares, respectively	(77,475,606)	(8,018,650)	(115,572,995)	(24,237,078)
Net income (loss)	(20,109,037)	2,842,102	41,955,539	39,939,638

Balances at end of period	$267,553,042	$235,500,454	$267,553,042	$235,500,454
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balances at beginning of period	$161,449,996	$306,368,077	$228,783,408	$65,163,704
Addition of 600,000, 1,050,000, 2,850,000 and 12,250,000 shares, respectively	12,269,254	28,896,874	75,923,544	321,311,058
Redemption of (1,100,000), (3,200,000), (4,550,000) and (5,750,000) shares, respectively	(22,912,757)	(83,063,632)	(112,525,981)	(150,709,982)
Net income (loss)	(13,142,541)	(14,429,475)	(54,517,019)	2,007,064

Balances at end of period	$137,663,952	$237,771,844	$137,663,952	$237,771,844

*     Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

United States Commodity Index Funds Trust

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balances at beginning of period	$504,637,385	$541,042,025	$463,303,913	$175,946,772
Addition of 1,000,000, 1,200,000, 4,800,000 and 15,250,000 shares, respectively	34,219,550	34,899,928	182,573,537	430,325,884
Redemption of (2,550,000), (3,400,000), (6,700,000) and (6,400,000) shares, respectively	(100,388,363)	(91,082,282)	(228,098,976)	(174,947,060)
Net income (loss)	(33,251,578)	(11,587,373)	(12,561,480)	41,946,702

Balances at end of period	$405,216,994	$473,272,298	$405,216,994	$473,272,298

*     Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2022 and 2021

United States Commodity Index Fund

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$41,955,539	$39,939,638
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	22,661,369	1,326,932
(Increase) decrease in dividends receivable	(489,997)	(2,165)
(Increase) decrease in interest receivable	(35,667)	(6)
(Increase) decrease in prepaid license fees	(4,101)	—
(Increase) decrease in prepaid insurance*	(18,045)	(10,323)
(Increase) decrease in prepaid registration fees	6,616	(16,596)
Increase (decrease) in Management fees payable	26,736	80,042
Increase (decrease) in professional fees payable	45,859	(153,775)
Increase (decrease) in directors’ fees payable*	1,449	2,725
Net cash provided by (used in) operating activities	64,149,758	41,166,472

Cash Flows from Financing Activities:
Addition of shares	106,649,993	109,014,826
Redemption of shares	(115,572,995)	(24,237,078)
Net cash provided by (used in) financing activities	(8,923,002)	84,777,748

Net Increase (Decrease) in Cash and Cash Equivalents	55,226,756	125,944,220

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	230,015,638	103,873,008
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$285,242,394	$229,817,228

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$246,541,571	$218,105,747
Equity in Trading Accounts:
Cash and cash equivalents	38,700,823	11,711,481
Total Cash, Cash Equivalents and Equity in Trading Accounts	$285,242,394	$229,817,228

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2022 and 2021

United States Copper Index Fund

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(54,517,019)	$2,007,064
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	25,432,878	7,872,897
(Increase) decrease in receivable from Sponsor	—	58,202
(Increase) decrease in dividends receivable	(261,105)	(4,056)
(Increase) decrease in interest receivable	(13,277)	3
(Increase) decrease in prepaid license fees	(4,101)	—
(Increase) decrease in prepaid insurance*	(20,370)	(15,612)
(Increase) decrease in prepaid registration fees	24,092	(59,841)
(Increase) decrease in ETF transaction fees receivable	—	(350)
Increase (decrease) in payable due to Broker	—	(1,428,240)
Increase (decrease) in Management fees payable	(58,409)	116,277
Increase (decrease) in professional fees payable	(39,572)	85,164
Increase (decrease) in directors’ fees payable*	130	1,731
Net cash provided by (used in) operating activities	(29,456,753)	8,633,239

Cash Flows from Financing Activities:
Addition of shares	75,923,544	321,311,058
Redemption of shares	(112,525,981)	(128,183,798)
Net cash provided by (used in) financing activities	(36,602,437)	193,127,260

Net Increase (Decrease) in Cash and Cash Equivalents	(66,059,190)	201,760,499

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	221,835,541	62,333,565
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$155,776,351	$264,094,064

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$128,866,367	$248,999,723
Equity in Trading Accounts:
Cash and cash equivalents	26,909,984	15,094,341
Total Cash, Cash Equivalents and Equity in Trading Accounts	$155,776,351	$264,094,064

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2022 and 2021

United States Commodity Index Funds Trust

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(12,561,480)	$41,946,702
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	48,094,247	9,199,829
(Increase) decrease in receivable from sponsor	—	58,202
(Increase) decrease in dividends receivable	(751,102)	(6,221)
(Increase) decrease in interest receivable	(48,944)	(3)
(Increase) decrease in prepaid license fees	(8,202)	—
(Increase) decrease in prepaid insurance*	(38,415)	(25,935)
(Increase) decrease in prepaid registration fees	30,708	(76,437)
(Increase) decrease in ETF transaction fees receivable	—	(350)
Increase (decrease) in payable due to Broker	—	(1,428,240)
Increase (decrease) in Management fees payable	(31,673)	196,319
Increase (decrease) in professional fees payable	6,287	(68,611)
Increase (decrease) in directors’ fees payable*	1,579	4,456
Net cash provided by (used in) operating activities	34,693,005	49,799,711

Cash Flows from Financing Activities:
Addition of shares	182,573,537	430,325,884
Redemption of shares	(228,098,976)	(152,420,876)
Net cash provided by (used in) financing activities	(45,525,439)	277,905,008

Net Increase (Decrease) in Cash and Cash Equivalents	(10,832,434)	327,704,719

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	451,851,179	166,206,573
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$441,018,745	$493,911,292

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$375,407,938	$467,105,470
Equity in Trading Accounts:
Cash and cash equivalents	65,610,807	26,805,822
Total Cash, Cash Equivalents and Equity in Trading Accounts	$441,018,745	$493,911,292

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2022

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

The Trust financial statements include the financial statements of USCI and CPER through September 30, 2022. For reporting commencing with the December 31, 2021 reporting period, and in conjunction with the liquidation of the United States Agriculture Index Fund (“USAG”) on September 12, 2018, the withdrawal of the registration statement for the USCF Canadian Crude Oil Index Fund (“UCCO”) on December 19, 2018, and the withdrawal of XBET’s registration statement on June 25, 2020, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2022 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2022, USCF held 5 shares of USCI and 40 shares of CPER.

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

On March 31, 2018, USCF contributed $1,000 to UCCO, which was deemed an initial capital contribution to the series, and has since been redeemed. UCCO never commenced operations and was terminated as a series on May 8, 2019. Further, on May 8, 2019, USCF contributed $1,000 to XBET in exchange for 20 Sponsor Shares of the series, which was deemed an initial capital contribution to the series. As of June 25, 2020, XBET had withdrawn its registration statement.

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

USCI’s shares began trading on August 10, 2010. As of September 30, 2022, USCI held 610 Futures Contracts on the NYMEX, held 2,940 Futures Contracts on the ICE Futures, held 968 Futures Contracts on the CBOT, held 624 Futures Contracts on the CME, held 850 Futures Contracts on the LME and held 207 Futures Contracts on the COMEX, totaling 6,199 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of September 30, 2022, CPER held 1,611 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2022 and 2021, USCI incurred $6,617 and $22,996 respectively, in registration fees and offering expenses. For the nine months ended September 30, 2022 and 2021, CPER incurred $24,092 and $81,989 respectively, in registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the other Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each other Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2022 are estimated to be a total of $1,258,000 for the Trust Series and the other Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2022 is estimated to be a total of $70,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2022 is estimated to be a total of $75,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $490,000 for the year ending December 31, 2022 for USCI and $460,000 for the year ending December 31, 2022 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF previously paid certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the nine months ended September 30, 2022 and 2021, USCF waived $0 and $63,274, respectively, of expenses for CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below and terminated on April 30, 2021.

NOTE 5 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

USCF and the Trust, each on its own behalf and on behalf of each Trust Series, are party to a marketing agent agreement, dated as of July 22, 2010, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for each Trust Series as outlined in the agreement. Through September 30, 2022, the fee of the Marketing Agent, which is borne by USCF, was equal to 0.06% on each Trust Series’ assets up to $3 billion and 0.04% on each Trust Series’ assets in excess of $3 billion. The agreement with the Marketing Agent has been amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly and borne by USCF, is equal to 0.10% of USCI’s total net assets and 0.025% of CPER’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of each Trust Series’ offering.

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

USCI

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Total commissions accrued to brokers	$158,243	$111,271
Total commissions as annualized percentage of average total net assets	0.07%	0.08%
Commissions accrued as a result of rebalancing	$147,313	$102,934
Percentage of commissions accrued as a result of rebalancing	93.09%	92.51%
Commissions accrued as a result of creation and redemption activity	$10,930	$8,337
Percentage of commissions accrued as a result of creation and redemption activity	6.91%	7.49%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2022, compared to the nine months ended 2021, was due primarily to a higher number of contracts held and traded.

CPER

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Total commissions accrued to brokers	$41,446	$49,032
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$35,488	$34,287
Percentage of commissions accrued as a result of rebalancing	85.62%	69.93%
Commissions accrued as a result of creation and redemption activity	$5,958	$14,745
Percentage of commissions accrued as a result of creation and redemption activity	14.38%	30.07%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due primarily to a lower number of contracts held and traded.

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

All of the futures contracts held by each Trust Series through September 30, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

Significant market volatility has recently occurred in the commodity markets and the commodity futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and Ukraine, and continuing disputes among natural gas-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by a Trust Series and have a negative impact on such Trust Series or it ability to have all of its assets invested in the Benchmark Component Futures Contracts.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2022 and December 31, 2021, USCI held investments in money market funds in the amounts of $245,300,000 and $217,576,877, respectively. As of September 30, 2022 and December 31, 2021, CPER held investments in money market funds in the amounts of $128,700,000 and $212,935,787, respectively. Each Trust Series also holds cash deposits with its custodian. As of September 30, 2022 and December 31, 2021, USCI held cash deposits and investments in Treasuries in the amounts of $39,942,394 and $12,438,761, respectively, with the custodian and FCMs. As of September 30, 2022 and December 31, 2021, CPER held cash deposits and investments in Treasuries in the amounts of $27,076,351 and $8,899,754, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$54.91	$40.46	$43.43	$32.58
Total income (loss)	(3.30)	0.60	8.45	8.67
Total expenses	(0.16)	(0.10)	(0.43)	(0.29)
Net increase (decrease) in net asset value	(3.46)	0.50	8.02	8.38
Net asset value, end of period	$51.45	$40.96	$51.45	$40.96

Total Return	(6.30)%	1.24%	18.47%	25.72%

Ratios to Average Net Assets
Total income (loss)	(6.49)%	1.45%	14.06%	20.93%
Management fees#	0.80%	0.80%	0.80%	0.80%
Total expenses excluding management fees#	0.38%	0.19%	0.26%	0.22%
Expense waived#	—%	—%	—%	—%
Net expense excluding management fees#	0.38%	0.19%	0.26%	0.22%
Net income (loss)	(6.79)%	1.21%	13.26%	20.16%
#	Annualized.

CPER

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.42	$26.30	$27.24	$21.72
Total income (loss)	(1.80)	(1.21)	(6.50)	3.48
Total expenses	(0.07)	(0.06)	(0.19)	(0.17)
Net increase (decrease) in net asset value	(1.87)	(1.27)	(6.69)	3.31
Net asset value, end of period	$20.55	$25.03	$20.55	$25.03

Total Return	(8.34)%	(4.83)%	(24.56)%	15.24%

Ratios to Average Net Assets
Total income (loss)	(8.79)%	(4.85)%	(26.39)%	1.49%
Management fees#	0.65%	0.65%	0.65%	0.65%
Total expenses excluding management fees#	0.60%	0.22%	0.35%	0.24%
Expense waived#†	—%	—%	—%	(0.04)%
Net expense excluding management fees#†	0.60%	0.22%	0.35%	0.20%
Net income (loss)	(9.10)%	(5.07)%	(27.13)%	0.86%
#	Annualized.
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

The following table summarizes the valuation of USCI’s securities at September 30, 2022 using the fair value hierarchy:

At September 30, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$245,300,000	$245,300,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(12,494,374)	(12,494,374)	—	—
Foreign Contracts	(5,321,121)	(5,321,121)	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$217,576,877	$217,576,877	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	930,577	930,577	—	—
Foreign Contracts	3,915,297	3,915,297	—	—

The following table summarizes the valuation of CPER’s securities at September 30, 2022 using the fair value hierarchy:

At September 30, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$128,700,000	$128,700,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(18,179,950)	(18,179,950)	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$212,935,787	$212,935,787	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	7,252,928	7,252,928	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	September 30, 2022	December 31, 2021
Futures - Commodity Contracts	Assets	$(17,815,495)	$4,845,874

Fair Value of Derivative Instruments Held by CPER

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	September 30, 2022	December 31, 2021
Futures - Commodity Contracts	Assets	$(18,179,950)	$7,252,928

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the nine months ended		For the nine months ended
		September 30, 2022		September 30, 2021
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$65,042,600		$42,739,282

	Change in unrealized gain (loss) on open positions		$(22,661,369)		$(1,326,932)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the nine months ended		For the nine months ended
		September 30, 2022		September 30, 2021
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(28,661,637)		$11,298,613

	Change in unrealized gain (loss) on open positions		$(25,432,878)		$(7,872,897)

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of September 30, 2022, USCI held 610 Futures Contracts on the NYMEX, held 2,940 Futures Contracts on the ICE Futures, held 968 Futures Contracts on the CBOT, held 624 Futures Contracts on the CME, held 850 Futures Contracts on the LME and held 207 Futures Contracts on the COMEX, totaling 6,199 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of September 30, 2022, CPER held 1,611 Futures Contracts on the COMEX.

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

As of September 30, 2022, USCI held 610 Futures Contracts on the NYMEX, held 2,940 Futures Contracts on the ICE Futures, held 968 Futures Contracts on the CBOT, held 624 Futures Contracts on the CME, held 850 Futures Contracts on the LME and held 207 Futures Contracts on the COMEX, totaling 6,199 futures contracts. As of September 30, 2022, CPER held 1,611 Futures Contracts on the COMEX. For the nine months ended September 30, 2022, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the nine months ended September 30, 2022, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

Commodity Markets

Commodity Futures Price Movements

Nine Months Ended September 30, 2022

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward trend during the nine months ended September 30, 2022. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	20.02%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	21.80%
Bloomberg Commodity Index Total Return(2)	13.57%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	16.63%
(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2021 was $1,468.49.  As of September 30, 2022, the value of the SDCI was $1,762.51, up approximately 20.02% over the nine months ended September 30, 2022.

Of the 27 components of SummerHaven Dynamic Commodity Index (SDCI), sixteen had positive returns for first-half 2022. Gas Oil returned 57.7% in the first-half 2022 while Copper declined by -17.4%. The best performing sector was energy (up 57.7%). Commodities have continued the 2021 rally as inflation grew from 1.4% in 2020 to 9.1% in 2022.  Inflation is a headwind for stocks and bonds and a tailwind for real assets such as commodities. Historically, commodities have been a hedge against inflation and positive inflation shocks.  In 2022, as the fact of high inflation became more evident, stocks and Bonds suffered losses while commodities continued to perform well.  The age-old wisdom of stock-bond diversification has been challenged in an unprecedented way. Since the inception in 1976 of US aggregate bond index, 2022 is the only year where both US stocks and bonds have experience significant negative returns (-20.0% and -10.3% respectively).  In contrast, USCI’s NAV was up 18.47% for the nine months ended September 30, 2022.

The return of approximately 20.02% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $43.43 and ended the period at $51.45 on September 30, 2022, an increase of approximately 18.47% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

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

Copper Markets

Copper Futures Price Movements

Nine Months Ended September 30, 2022

As measured by the two major copper indexes, copper futures prices exhibited a mostly downward trend during the nine months ended September 30, 2022. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	(23.65)%
Bloomberg Copper Subindex Total Return(2)	(23.51)%
(1)	The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2021 was $1,422.52. As of September 30, 2022, the value of the SCI was $1,086.03, down approximately (23.65)% over the nine months ended September 30, 2022.

The return of approximately (23.65)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $27.24 and ended the period at $20.55 on September 30, 2022, a decrease of approximately (24.56)% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the quarter ended September 30, 2022, the price of the front month copper futures contract traded in a range between $3.7145 per pound and $4.6885 per pound. Prices decreased by 16.78% between December 31, 2021 to September 30, 2022 finishing the period at $3.7145. Copper futures markets rose dramatically from 2020 to mid-April 2022. Copper prices declined in the quarter ending September 30, 2022 due to concerns about demand from the manufacturing sector, monetary tightening and related concerns about a slowdown in global growth, and COVID-19 flare ups in China. Long-term, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases.

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

Since its initial offering of 50,000,000 shares, USCI has registered 10,000,000 additional shares as of September 30, 2022. As of September 30, 2022, USCI had issued 40,950,000 shares, 5,200,000 of which were outstanding. As of September 30, 2022, there were 19,050,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

Since its initial offering of 30,000,000 shares, CPER has registered 50,000,000 additional shares as of September 30, 2022. As of September 30, 2022, CPER had issued 22,400,000 shares, 6,700,000 of which were outstanding. As of September 30, 2022, there were 57,600,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

As of September 30, 2022, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies LLC., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

USCI

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$316,318,980	$198,086,706
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,074,913	$35,004
Annualized yield based on average daily total net assets	0.88%	0.02%
Management fee	$1,892,714	$1,185,264
Total fees and other expenses excluding management fees	$621,191	$332,952
Fees and expenses related to the registration or offering of additional shares	$6,617	$22,996
Total commissions accrued to brokers	$158,243	$111,271
Total commissions as annualized percentage of average total net assets	0.07%	0.08%
Commissions accrued as a result of rebalancing	$147,313	$102,934
Percentage of commissions accrued as a result of rebalancing	93.09%	92.51%
Commissions accrued as a result of creation and redemption activity	$10,930	$8,337
Percentage of commissions accrued as a result of creation and redemption activity	6.91%	7.49%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due primarily to an increase in tax reporting.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

USCI

	Three months ended	Three months ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$296,257,398	$235,853,112
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,477,115	$14,139
Annualized yield based on average daily total net assets	1.98%	0.02%
Management fee	$597,385	$475,583
Total fees and other expenses excluding management fees	$282,886	$113,170
Expenses after the allowance of the expense waiver	$880,271	$588,753
Fees and expenses related to the registration or offering of additional shares	$—	$9,979
Total commissions accrued to brokers	$57,426	$43,611
Total commissions as annualized percentage of average total net assets	0.08%	0.07%
Commissions accrued as a result of rebalancing	$51,177	$42,287
Percentage of commissions accrued as a result of rebalancing	89.12%	96.96%
Commissions accrued as a result of creation and redemption activity	$6,249	$1,324
Percentage of commissions accrued as a result of creation and redemption activity	10.88%	3.04%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due primarily to an increase in tax reporting and professional fees.

The increase in total commissions accrued to brokers for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due primarily to a higher number of Commodity Futures Contracts traded.

For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

CPER

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$200,914,255	$234,332,195
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,068,340	$42,674
Annualized yield based on average daily total net assets	0.71%	0.02%
Management fee	$976,774	$1,139,240
Total fees and other expenses excluding management fees	$527,720	$414,410
Total amount of the expense waiver	$—	$63,274
Expenses before the allowance of the expense waiver	$1,504,494	$1,553,650
Expenses after the allowance of the expense waiver	$1,504,494	$1,490,376
Fees and expenses related to the registration or offering of additional shares	$24,092	$81,989
Total commissions accrued to brokers	$41,446	$49,032
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$35,488	$34,287
Percentage of commissions accrued as a result of rebalancing	85.62%	69.93%
Commissions accrued as a result of creation and redemption activity	$5,958	$14,745
Percentage of commissions accrued as a result of creation and redemption activity	14.38%	30.07%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due primarily to an increase in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due primarily to a lower number of Commodity Futures Contracts traded.

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

CPER

	Three months ended	Three months ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$144,407,087	$284,855,678
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$712,791	$17,120
Annualized yield based on average daily total net assets	1.96%	0.02%
Management fee	$236,591	$466,695
Total fees and other expenses excluding management fees	$219,425	$156,758
Expenses after the allowance of the expense waiver	$456,016	$623,453
Fees and expenses related to the registration or offering of additional shares	$—	$35,750
Total commissions accrued to brokers	$9,695	$26,710
Total commissions as annualized percentage of average total net assets	0.03%	0.04%
Commissions accrued as a result of rebalancing	$7,794	$24,002
Percentage of commissions accrued as a result of rebalancing	80.39%	89.86%
Commissions accrued as a result of creation and redemption activity	$1,901	$2,708
Percentage of commissions accrued as a result of creation and redemption activity	19.61%	10.14%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due primarily to an increase in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended September 30, 2022, the simple average daily change in the SDCI was (0.221)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.229)%. The average daily difference was (0.008)% (or (0.8) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (1.330)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through September 30, 2022, the simple average daily change in the SDCI was 0.011%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.005%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (6.700)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended September 30, 2022, the last trading day in September. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended September 30, 2022.

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

For the nine months ended September 30, 2022, the actual total return of USCI as measured by changes in its per share NAV was 18.47%. This is based on an initial per share NAV of $43.43 as of December 31, 2021 and an ending per share NAV as of September 30, 2022 of $51.45. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $52.13 as of September 30, 2022, for a total return over the relevant time period of 20.03%. The difference between the actual per share NAV total return of USCI of 18.47% and the expected total return based on the SDCI of 20.03% was a difference over the time period of (1.56)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the nine months ended September 30, 2021, the actual total return of USCI as measured by changes in its per share NAV was 25.72%. This is based on an initial per share NAV of $32.58 as of December 31, 2020 and an ending per share NAV as of September 30, 2021 of $40.96. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $41.29 as of September 30, 2021, for a total return over the relevant time period of 26.73%. The difference between the actual per share NAV total return of USCI of 25.72% and the expected total return based on the SDCI of 26.73% was a difference over the time period of (1.01)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended September 30, 2022, the simple average daily change in the SCI was (0.196)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.202)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.277)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through September 30, 2022, the simple average daily change in the SCI was 0.005%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.002%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.028)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended September 30, 2022, the last trading day in September. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended September 30, 2022.

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

For the nine months ended September 30, 2022, the actual total return of CPER as measured by changes in its per share NAV was (24.56)%. This is based on an initial per share NAV of $27.24 as of December 31, 2021 and an ending per share NAV as of September 30, 2022 of $20.55. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $20.80 as of September 30, 2022, for a total return over the relevant time period of (24.93)%. The difference between the actual per share NAV total return of CPER of (24.56)% and the expected total return based on the SCI of (24.93)% was an error over the time period of 0.37%, which is to say that CPER’s actual total return outperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, the nine months ended September 30, 2021, the actual total return of CPER as measured by changes in its per share NAV was 15.24%. This is based on an initial per share NAV of $21.72 as of December 31, 2020 and an ending per share NAV as of September 30, 2021 of $25.03. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $25.20 as of September 30, 2021, for a total return over the relevant time period of 16.02%. The difference between the actual per share NAV total return of CPER of 15.24% and the expected total return based on the SCI of 16.02% was an error over the time period of (0.78)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2022. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the nine months ended September 30, 2022, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2022, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of September 30, 2022.

Non-Primary, 35.71%
Petroleum, 35.71%
Industrial Metals, 7.14%
Precious Metals, 7.14%
Grains, 14.30%

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2012 through September 30, 2022. The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle). In light of these changes to the SDCI, the table and chart below reflecting the performance of the SDCI from January 1, 2020 through December 31, 2021 also reflects the hypothetical performance of the SDCI from January 1, 2020 through December 24, 2020 had the changes to the composition of the SDCI been effective during that period.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from

January 1, 2012 through September 30, 2022

Year	Ending Level*	Annual Return
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022 (YTD)	1,762.51	20.02%

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

Hypothetical Total Returns (1/1/2012-9/30/22)* YTD

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

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2022.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2022
		S&P GSCI	DB LCI OY	SDCI TR
	BCOM TR	TR	TR	Actual
Total return	55.62%	10.47%	323.22%	683.27%
Average annualized return (total)	3.81%	4.46%	8.70%	10.76%
Annualized volatility	16.22%	23.38%	19.01%	15.55%
Annualized Sharpe ratio	0.12	0.11	0.35	0.56

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through September 30, 2022 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OYTR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2022; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher.

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

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between September 30, 2012 and September 30, 2022.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2012-9/30/2022)*

SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
160
140
120
100
80
60
40
20
-
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

Source: SHIM, Bloomberg

*    In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the September 30, 2012 through September 30, 2022 period.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2017-9/30/2022)*

SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
200
180
160
140
120
100
80
60
40
20
-
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22

Source: SHIM, Bloomberg

*    In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the September 30, 2017 through September 30, 2022 period.

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of September 30, 2022.

SCI Contract Weights as of September 30, 2022

Dec 2022, 100.00%

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2012 through September 30, 2022.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the SCI for the period from January 1, 2012 through September 30, 2022

Year	Ending Level*	Annual Return
2012	1,223.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022 (YTD)	1,086.03	(23.65)%

*    The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2012-9/30/2022 YTD)

40%
30%
20%
10%
0%
-10%
-20%
-30%
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
YTD

Source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through September 30, 2022.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2022
	BCOM	Spot Copper	SCI TR
	HG TR	(less storage)	Actual
Total return	360.16%	119.07%	593.51%
Average annualized return (total)	11.67%	8.19%	13.83%
Annualized volatility	25.63%	24.82%	25.14%
Annualized Sharpe ratio	0.38	0.26	0.47

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through September 30, 2022 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2022; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between September 30, 2012 and September 30, 2022.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (9/30/2012-9/30/2022)*

SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
140
120
100
80
60
40
20
-
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

Source: SHIM, Bloomberg, LME

*    In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the September 30, 2012 through September 30, 2022 period.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage

Cost, and the Hypothetical Returns of the SCI TR (9/30/2017-9/30/2022)

175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22

Source: SHIM, Bloomberg, LME

*    In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the September 30, 2017 through September 30, 2022 period.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2022, the Trust Series’ expenses exceeded the income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2022, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2022, USCI did not make investments on any foreign exchanges. During the nine months ended September 30, 2022, CPER did not make investments on any foreign exchanges.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2022, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $285,242,394 and $155,776,351, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2022, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2022, FCM fees were approximately 0.07% of average daily total net assets for USCI, and approximately 0.03% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust and terminated on April 30, 2021.

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

As of September 30, 2022, USCI’s portfolio consisted of 6,199 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 1,611 Futures Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2022, the Trust Series did not invest in any OTC contracts.

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

USCF and USO intend to vigorously contest such claims and have moved for their dismissal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 29 baskets (comprising 1,450,000 shares) during the third quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2022:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/22 to 7/31/22	700,000	$52.08
8/1/22 to 8/31/22	700,000	$54.96
9/1/22 to 9/30/22	50,000	$51.06
Total	1,450,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 22 baskets (comprising 1,100,000 shares) during the third quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2022:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/22 to 7/31/22	950,000	$20.83
8/1/22 to 8/31/22	—	$—
9/1/22 to 9/30/22	150,000	$20.85
Total	1,100,000

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

Date: November 7, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2022