Form 10-K
period 2022-12-31
United States Commodity Index Funds Trust
filed 2023-02-27
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section (7) a (2)(B) of the Securities Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒  Yes

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐  Yes  ☒  No

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2022 and the number of outstanding shares of each series of the registrant as of February 22, 2023 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2022	Number of Outstanding Shares as of February 22, 2023
United States Commodity Index Fund	$343,187,389	4,050,000
United States Copper Index Fund	161,449,996	6,500,000
Total	$504,637,385	10,550,000

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States Commodity Index Funds Trust

i

Part I

Item 1. Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into three separate series (each series, a “Trust Series” and collectively, the “Trust Series”). As of December 31, 2022, the Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, and the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. USCI and CPER each issues shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”).

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial). As of December 31, 2022, USCI held 911 Futures Contracts on the NYMEX, held 2,499 Futures Contracts on the ICE Futures, held 1,419 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 1,017 Futures Contracts on the LME and held 191 Futures Contracts on the COMEX.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of December 31, 2022, CPER held 1,779 Futures Contracts on the COMEX.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“GLDX”) and USCF Sustainable Battery Metals Strategy Fund (“ZSB”), each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF is the sponsor of the Trust and each of its series: USCI and CPER. USCF also serves as the general partner of the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Brent Oil Fund, LP (“BNO”), the United States Gasoline Fund, LP (“UGA”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Oil Fund, LP (“USO”).

USO, UNG, UGA, UNL, USL and BNO are referred to collectively herein as the “Related Public Funds.”

USCI, CPER and the Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about USCI, CPER and each of the Related Public Funds, investors in the Trust Series may call 1.800.920.0259 or visit www.uscfinvestments.com or the website of the Securities and Exchange Commission’s (the “SEC”) at www.sec.gov.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2022, USCI held 911 Futures Contracts on the NYMEX, held 2,499 Futures Contracts on the ICE Futures, held 1,419 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 1,017 Futures Contracts on the LME and held 191 Futures Contracts on the COMEX. As of December 31, 2022, CPER held 1,779 Futures Contracts on the COMEX. No Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2022, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

Certain Applicable Benchmark Component Futures Contracts are subject to position limits under the Position Limits Rule, and the Trust Series’ trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of the Trust Series to meet their investment objectives by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of the Trust Series in particular amounts and types of its permitted investments.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of December 31, 2022.

SDCI Commodity Weights as of December 31, 2022

Non-Primary,
14.29%
Petroleum, 28.56%
Grains, 14.29%
Precious Metals,
21.43%
Industrial Metals,
21.43%

Source: Summerhaven Index Management, Bloomberg

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of December 31, 2022.

Source: Summerhaven Index Management, Bloomberg

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

During the 12 month reporting period ended December 31, 2022, each Trust Series limited its derivatives activities to Futures Contracts.

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

RBC Capital’s primary address is 200 Vesey St., New York, NY 10281. As of June 25, 2019, RBC Capital became the primary futures clearing broker for USCI and CPER. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

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

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Chicago Board of Trade”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the Panel found that the manner in which the trades occurred violated the Chicago Board of Trade’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine. On October 1, 2019, the CFTC issued an order filing and settling charges against RBC Capital for the above activity, as well as related charges. The order required that RBC Capital cease and desist from violating the applicable regulations, pay a $5 million civil monetary penalty, and comply with various conditions, including conditions regarding public statements and future cooperation with the Commission.

Various regulators are conducting inquiries regarding potential violations of antitrust law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada, RBC Capital’s indirect parent, in the U.S. and Canada. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in global foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s settlement with class plaintiffs. In November 2018, certain institutional plaintiffs who had previously opted-out of participating in the settlement filed their own lawsuit in U.S. District Court. In May 2020, the U.S. District Court dismissed RBC Capital from the opt-out action, but granted the plaintiffs’ motion to amend the complaint. The Canadian class actions remain pending and RBC Capital has reached a settlement for an immaterial amount with respect to an action brought by a class of indirect purchasers. RBC Capital is awaiting the court’s final approval of the settlement. In October 2020, RBC Capital and Royal Bank of Canada moved to dismiss the amended complaint. On July 28, 2021, the court dismissed Royal Bank of Canada from the case but denied the motion as to RBC. Based on the facts currently known, it is not possible at this time for management to predict the ultimate outcome of these collective matters or the timing of their ultimate resolution.

On April 13, 2015, RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (“RBC Bahamas”), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting the company and the other defendants and on June 29, 2018, the French appellate court affirmed the acquittals. On January 6, 2021, the French Supreme Court issued a judgment reversing the decision of the French Court of Appeal dated June 29, 2018 and sent the case back to the French Court of Appeal for rehearing and therefore the proceeding is currently awaiting a new trial with the French Court of Appeal.

Royal Bank of Canada and other panel banks for the setting of the U.S. dollar London interbank offered rate (“LIBOR”) have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of U.S. dollar LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. RBC Capital has also been named as a defendant in one of those lawsuits. The complaints in those private lawsuits assert claims under various U.S. laws, including U.S. antitrust laws, the U.S. Commodity Exchange Act, and state law. In addition to the LIBOR actions, in January 2019, a number of financial institutions, including RBC Capital, were named in a purported class action in New York alleging violations of the U.S. antitrust laws and common law principles of unjust enrichment in the setting of LIBOR after the Intercontinental Exchange took over administration of the benchmark interest rate from the British Bankers’ Association in 2014 (the “ICE LIBOR action”). On March 26, 2020, the defendants’ motion to dismiss the ICE LIBOR action was granted. The plaintiffs filed a notice of appeal of that ruling to the United States Court of Appeals for the Second Circuit on April 24, 2020 and, thereafter, sought to substitute named plaintiffs. The Second Circuit permitted substitution, but has not yet ruled on the merits of the appeal. In August 2020, Royal Bank of Canada and other financial institutions were named as defendants in a separate, individual (i.e., non-class) action filed in California alleging that the usage and setting of LIBOR constitutes per se collusive conduct. In November 2020 and May 2021, plaintiffs sought a preliminary injunction with respect to the setting of ICE LIBOR; defendants opposed these motions and sought to transfer the matter to New York. On June 3, 2021, the court denied defendants’ motion to transfer. Defendants then moved to dismiss. Plaintiffs’ motions for a preliminary injunction and defendants’ motion to dismiss remain pending. Based on the facts currently known, it is not possible at this time to predict the ultimate outcome of these proceedings or the timing of their resolution.

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

Other than as indicated below, there have been no material, civil, administrative, or criminal proceedings pending, on appeal, or concluded against SummerHaven or its principals in the past five (5) years.

On May 18, 2021, without admitting or denying the CFTC’s findings or conclusions, SummerHaven settled a CFTC administrative action arising out of certain trades executed in or around July of 2018 for the commodity futures portfolio of a third-party. Such trades were intended to move positions from one FCM to another. The CFTC alleged that the trades constituted “wash” trades, which are prohibited under the Commodity Exchange Act and CFTC regulations promulgated thereunder. The CFTC also alleged that the trades were non-competitive transactions and, therefore, violated CFTC regulation 1.38, and that their entry evidenced a supervisory failure. In connection with the settlement, SummerHaven has agreed to pay a civil monetary penalty of $500,000 and to cease and desist from further violations of the Commodity Exchange Act and CFTC regulations, as charged.

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

SHIM’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of a Trust Series’ investments.
●	The NAV of a Trust Series shares relates directly to the value of its assets invested in accordance with the Applicable Index and other assets held by a Trust Series and fluctuations in the prices of these assets could materially adversely affect an investment in a Trust Series’ shares.
●	An investment in a Trust Series may provide little or no diversification benefits. Thus, in a declining market, a Trust Series may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in a Trust Series while incurring losses with respect to other asset classes.
●	Historical performance of a Trust Series and its Applicable Benchmark Component Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly more or less than NAV.
●	Daily percentage changes in a Trust Series’ NAV may not correlate with daily percentage changes in the price of the Applicable Index.
●	An investment in a Trust Series is not a proxy for investing in the commodities markets, and the daily percentage changes in the price of the Applicable Benchmark Component Futures Contracts, or the NAV of the Trust Series, may not correlate with daily percentage changes in the spot price of the physical commodities that underlie the Applicable Index.
●	Daily percentage changes in the price of the Applicable Benchmark Component Futures Contract may not correlate with daily percentage changes in the spot price of the corresponding commodity.
●	The price relationship between each Applicable Index at any point in time and the Futures Contracts that will become the Applicable Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the price of shares to substantially vary from the Applicable Index.
●	Risk mitigation measures imposed by the Trust Series’ FCMs have the potential to cause tracking error by limiting a Trust Series’ investments, including its ability to fully invest in the Applicable Benchmark Component Futures Contract and other Futures Contracts, which could cause the price of the Trust Series’ shares to substantially vary from the price of the Applicable Benchmark Component Futures Contracts.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and for taxable periods beginning after December 31, 2017, the Trust Series could be liable for U.S. Federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by the Trust Series in allocating those items, with potential adverse consequences for an investor.
●	Each Trust Series could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	The Trust is organized as a Delaware statutory trust, but each Trust Series is taxed as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.
●	If a Trust Series is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of U.S. tax reform on the Trust Series is uncertain.
●	Each Trust Series will be subject to credit risk with respect to counterparties to OTC contracts entered into by the Trust on behalf of a Trust Series or held by special purpose or structured vehicles.
●	Valuing OTC derivatives may be less certain that actively traded financial instruments.

Fees of USCI and CPER

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by USCF
United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.80% for USCI and 0.65% for CPER.(1)

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

Provides custody, fund accounting fund administration and transfer agency services to the Trust Series and the Related Public Funds’ based on average AUM. The annual fees for the Trust Series and the combined Related Public Funds’ may range from $0.4 million to $2.4 million depending on average AUM for any given year.(2)

ALPS Distributors - Marketing Agent

0.06% on total net assets up to $3 billion and 0.04% on total net assets in excess of $3 billion for each Trust Series through September 30, 2022, and commencing October 1, 2022, USCI pays 0.10% on total net assets and CPER pays 0.025% on total net assets.(2)

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

Expenses Paid or Accrued by USCI from Inception through December 31, 2022 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(5):	$44,756,322
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$5,185,906
Other Amounts Paid or Accrued(6)(7):	$7,398,212
Total Expenses Paid or Accrued:	$57,340,440
Expenses Waived(5)(7):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(5)(7):	$57,252,136

(5)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF, has contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(6)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(7)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver ended.

Expenses Paid or Accrued by USCI from Inception through December 31, 2022 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of Average
Expenses:	Daily Net Assets
Amount Paid or Accrued to USCF(8):	0.84% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued(9)(10):	0.14% annualized
Total Expenses Paid or Accrued:	1.08% annualized
Expenses Waived(8)(10):	0.00% annualized(9)
Total Expenses Paid or Accrued Including Expenses Waived(8)(11):	1.08% annualized

(8)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(9)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(10)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the discretionary expense waiver ended.
(11)	Represents less than 0.005%.

Other Fees. USCI also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $553,900 for the fiscal year ended December 31, 2022. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2022 were approximately $1,258,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses was  $71,043.

Expenses Paid or Accrued by CPER from Inception through December 31, 2022 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(10):	$3,250,330
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$150,531
Other Amounts Paid or Accrued(11)(12):	$1,715,018
Total Expenses Paid or Accrued:	$5,115,879
Expenses Waived(10)(11):	$(669,393)
Total Expenses Paid or Accrued Including Expenses Waived(10)(11):	$4,446,486

(13)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(14)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.
(15)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.

Expenses Paid or Accrued by CPER from Inception through December 31, 2022 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF(13):	0.65% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid or Accrued(14)(15):	0.34% annualized
Total Expenses Paid or Accrued:	1.02% annualized
Expenses Waived(13)(15):	(0.13)% annualized(9)
Total Expenses Paid or Accrued Including Expenses Waived(13)(15):	0.89% annualized

(13)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(14)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(15)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. CPER also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $444,500 for the year ended December 31, 2022. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund on a daily basis. These fees and expenses for the year ended December 31, 2022 were approximately $1,258,000  for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses was $80,390.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of a Trust Series (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Participant. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. Authorized Participants pay each Trust Series a $350 transaction fee for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of shares. As of December 31, 2022, 10 Authorized Participants had entered into agreements with USCF on behalf of USCI. During the year ended December 31, 2022, USCI issued 43 Creation Baskets and redeemed 60 Redemption Baskets. As of December 31, 2022, 10 Authorized Participants had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2022, CPER issued 87 Creation Baskets and redeemed 108 Redemption Baskets.

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

No Trust Series is a Swap Entity under the Margin Rules, but each is a financial end-user. Accordingly, each Trust Series will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, no Trust Series has material swaps exposure and, accordingly, no Trust Series will be subject to the initial margin requirements of the Margin Rules.

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

Economic conditions. The demand for commodities, in general, correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on commodity prices, demand and, therefore, may have an adverse impact on commodity Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war (such as the current war between Russia and Ukraine), pandemics (e.g., COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for commodities. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g., pandemics such as COVID-19)that impair the functioning of financial markets and institutions also may adversely impact the demand for commodities.

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

Other supply-related factors. Commodities prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars (such as the current war between Russia and Ukraine), terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. For example, increased supply from the development of hybrid crops (such as corn and soybeans) and technologies for efficient farming tends to reduce prices in such commodity to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry manufacturing capacity may impact the supply of a particular crop. World food supply levels can also be affected by factors that reduce available supplies, such as embargoes, the occurrence of geopolitical risk associated with wars, terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies to produce, and process and distribute a commodity, which in turn may affect the supply of and demand of such commodity.

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

Significant market volatility has recently occurred in the commodities markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chair disruptions, war, including the war between Russia and Ukraine, and continuing disputes among oil-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by a Trust Series and the impact of which could limit the Trust Series’ ability to have a substantial portion of its assets invested in the Applicable Benchmark Component Futures Contracts. In such a circumstance, the Trust Series could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Related Investments.

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia and others, have caused disruptions in many business sectors, resulting in significant market disruptions that have led to increased volatility in the price of certain commodities, and may lead to volatility in a Trust Series’ NAV or share price.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, and resulting sanctions, and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine, and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) will adversely impact the economies of Russia and Ukraine, and certain sectors of each country’s economy may be particularly affected, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia’s actions, including sanctions, future market or supply disruptions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of commodity futures, and the NAV or share price of a Trust Series.

A resolution to the war in Ukraine also could impact the markets for certain commodities, and may have collateral impacts, including increased volatility, and cause disruptions to availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on commodities and futures prices, including the spot price of the commodities that the Trust Series invest in and the prices of the Applicable Benchmark Component Futures Contracts, is difficult to predict and depends on a number of factors that may have a negative impact on the Trust Series in the future.

COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of the Trust Series’ investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and may continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the Trust Series. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on the Trust Series and, on the global economy, cannot be determined with certainty.

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

However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, a Trust Series' performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in a Trust Series' shares. In such a case, a Trust Series may have no gains to offset losses from other investments, and investors may suffer losses on their investment in a Trust Series at the same time they incur losses with respect to other investments.

Variables such as drought, floods, weather military conflicts, pandemics (such as COVID-19), embargoes, tariffs and other political events may have a larger impact on commodity prices and commodity-linked instruments, including Futures Contracts and Other

Commodity-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject a Trust Series' investments to greater volatility than investments in traditional securities.

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

The market price at which investors buy or sell shares may be significantly less or more than NAV.

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

A Trust Series’ NAV per share will change throughout the day as fluctuations occur in the market value of that Trust Series’ portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares. Price, which is also the price shares can be redeemed with the Trust Series by Authorized Participants in Redemption Baskets. Generally, differences may relate to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the commodities comprising the Applicable Benchmark Component Futures Contracts and the Applicable Index at any point in time. USCF expects that exploitation of certain arbitrage opportunities by “Authorized Participants,” the institutional firms that directly purchase and redeem shares in blocks of 50,000 shares (“Creation Baskets” and “Redemption Baskets” respectively, together, “baskets”), and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that. For example, a shortage of a Trust Series’ shares in the market and other factors could cause that Trust Series’ shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional shares from a Trust Series that could be resold in the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from the Trust Series by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium.

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

In addition, a Trust Series is not able to replicate exactly the changes in the price of the Applicable Index because the total return generated by the Trust Series is reduced by expenses and transaction costs, including those incurred in connection with the Trust Series' trading activities, and increased by interest income from the Trust Series' holdings of Treasuries. Tracking the Applicable Index requires trading of the relevant Trust Series' portfolio with a view to tracking the Applicable Index over time and is dependent upon the skills of USCF and its trading principals, among other factors.

An investment in a Trust Series is not a proxy for investing in the commodities markets, and the daily percentage changes in the price of the Applicable Benchmark Component Futures Contracts, or the NAV of the Trust Series, may not correlate with daily percentage changes in the spot price of the physical commodities that underlie the Applicable Index.

An investment in a Trust Series is not a proxy for investing in the commodities markets. To the extent that investors use a Trust Series as a means of indirectly investing in physical commodities, there is the risk that the daily changes in the price of the Trust Series’ shares on the NYSE Arca, on a percentage basis, will not closely track the daily changes in the spot price of the commodities on a percentage basis. This could happen if the price of shares traded on the NYSE Arca does not correlate closely with the value of the Trust Series’ NAV; the changes in the Trust Series’ NAV do not correlate closely with the changes in the price of the Benchmark Component Futures Contract; or the changes in the price of the Benchmark Component Futures Contract does not closely correlate with the changes in the cash or spot price of the commodities. This is a risk because if these correlations do not exist, then investors may not be able to use the Trust Series as a cost-effective way to indirectly invest in commodities or as a hedge against movements in the spot price of commodities. The degree of correlation among a Trust Series’ share price, the price of the Benchmark Component Futures Contract and the spot price of commodities depends upon circumstances such as variations in the speculative commodities market, supply of and demand for Futures Contracts (including the Applicable Benchmark Component Futures Contracts) and Other Related Investments, and technical influences on trading futures contracts. Investors who are not experienced in investing in futures contracts or the factors that influence that market or speculative trading in futures markets and may not have the background or ready access to the types of information that investors familiar with these markets may have and, as a result, may be at greater risk of incurring losses from trading in a Trust Series’ shares than such other investors with such experience and resources.

The price relationship between each Applicable Index at any point in time and the Futures Contracts that will become the Applicable Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices.

The design of each Applicable Index is such that every month it is made up of different Applicable Benchmark Component Futures Contracts, and a Trust Series’ investment must be rebalanced on an ongoing basis to reflect the changing composition of the Applicable Index. In the event of a commodity futures market where near month contracts to expire trade at a higher price than next month contracts to expire, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in commodity prices, the value of the Applicable Index would tend to rise as it approaches expiration. As a result, a Trust Series may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, in the event of a commodity futures market where near month contracts trade at a lower price than next month contracts, a situation described as  “contango” in the futures market, then absent the impact of the overall movement in commodity prices, the value of the Applicable Index would tend to decline as it approaches expiration. As a result, a Trust Series’ total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may cause the total return of a Trust Series to vary significantly from the total return of other price references, such as the spot price of the commodities comprising the Applicable Index. Moreover, absent the impact of rising or falling commodity prices, a prolonged period of contango could have a significant negative impact on a Trust Series’ per share NAV and total return and investors could lose part or all of their investment.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error by limiting a Trust Series’ investments, including its ability to fully invest in the Applicable Benchmark Component Futures Contract, which could cause the price of shares to substantially vary from the price of the Applicable Index.

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by a Trust Series is not) may hold, own or control. These levels and position limits apply to the futures contracts that the Trust Series invest in to meet their investment objectives. In addition to accountability levels and position limits, the NYMEX and ICE Futures, also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

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

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of a Trust Series’ taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed with respect to such shares.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.

Due to the application of the assumptions and conventions applied by a Trust Series in making allocations for tax purposes and other factors, an investor’s allocable share of a Trust Series’ income, gain, deduction, loss or credit may be different than its economic profit or loss from its shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, for U.S. federal income tax purposes and the Trust Series could be liable for U.S. Federal income tax, if the IRS does not accept the assumptions and conventions applied by the Trust Series in allocating those items, with potential adverse consequences for an investor.

The U.S. federal income tax rules pertaining to entities treated as partnerships for U.S. federal income tax purposes are complex and their application to large, publicly traded entities such as the Trust Series is in many respects uncertain. The Trust Series apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. It is possible that the IRS could successfully challenge the application by a Trust Series of these assumptions and conventions as not fully complying with all aspects of the Internal Revenue Code of 1986 (the “Code”) and applicable Treasury ., which would require the Trust Series to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors If this occurs, investors may be required to file an amended U.S. federal income tax return and to pay additional taxes plus deficiency interest.

The Trust Series may be liable for U.S. federal income tax on any “imputed understatement” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed understatement generally includes increases in allocations of items of income or gain to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If the Trust Series is required to pay any U.S. federal income taxes on any imputed understatement, the resulting tax liability would reduce the net assets of the Trust Series and would likely have an adverse impact on the value of the shares. Under certain circumstances, the Trust Series may be eligible to elect to cause the investors to take into account the amount of any imputed understatement, including any interest and penalties. The ability of a publicly traded partnership such as the Trust Series to elect this treatment is uncertain. If the election is made, the Trust Series would be required to provide investors who owned beneficial interests in the shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued.

Each Trust Series could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of the shares.

The Trust, on behalf of each Trust Series, has received an opinion of counsel that, under current U.S. federal income tax laws, each Trust Series will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of the Trust Series’ annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income, (ii) the Trust and each Trust Series is organized and operated in accordance with its governing agreements and applicable law and (iii) neither the Trust nor the Trust Series elects to be taxed as corporations for U.S. federal income tax purposes. Although USCF anticipates that each Trust Series has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years that result cannot be assured. No Trust Series has requested and will not request any ruling from the IRS with respect to its classification as a partnership taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that a Trust Series is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses, deductions and credits proportionately to its shareholders, the Trust Series would be subject to tax. U.S. federal income imposed at applicable corporate rates on its net income for the year. In addition, although USCF does not currently intend to make distributions with respect to its shares, if a Trust Series were to be treated as a corporation for U.S. federal income tax purposes, any distributions made with respect to the Trust Series’ would be taxable to Shareholders as dividend income to the extent of a Trust Series’ current and accumulated earnings and profits. Taxation of the Trust and each Trust Series as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

The Trust is organized as a Delaware statutory trust, in accordance with the provisions of the Trust Agreement and applicable state law, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.

The Trust is organized as a Delaware statutory trust in accordance with the provisions of the Trust Agreement and applicable state law., but each Trust Series is taxed as a partnership for U.S. federal income tax purposes No U.S. federal income tax is paid by any Trust Series on its income. Instead, each Trust Series will furnish shareholders each year with tax information on IRS Schedules K-1, K-2, and/or K-3 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deduction and credit of each Trust Series. This must be reported without regard to the amount (if any) of cash or property the shareholder receives as a distribution from an applicable Trust Series during the taxable year. A shareholder, therefore, may be allocated income or gain by a Trust Series but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to U.S. federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which the Trust Series do business or own property or where shareholders reside.  Although an analysis of those various taxes is not present here, each prospective shareholder should consider their potential impact on its investment in a Trust Series.  It is each shareholder's responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

If the Trust Series are required to withhold tax with respect to any non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.

Under certain circumstances, the Trust Series may be required to pay withholding tax with respect to allocations to non-U.S. shareholders. Although the Trust Agreement provides that any such withholding will be treated as being distributed to the non-U.S. shareholder, the Trust Series may not be able to cause the economic cost of such withholding to be borne by the non-U.S. shareholder on whose behalf such amounts were withheld since it does not generally expect to make any distributions. Under such circumstances, the economic cost of the withholding may be borne by all shareholders, not just the shareholders on whose behalf such amounts were withheld. This could have a material impact on the value of the shares.

The impact of changes in U.S. federal income tax laws on each Trust Series is uncertain.

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on the Trust Series or their investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. On August 16, 2022, President Biden signed the Inflation Reduction Act (the “IRA”) into law. At this time, the Trust cannot predict with certainty how the provisions of the IRA or any other proposed or future tax legislation might affect the Trust, the Trust Series, investors in the Trust Series or the investments held by the Trust Series. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

Valuing OTC derivatives may be less certain than actively traded financial instruments.

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

Other Risks

Neither Trust Series is leveraged, but a Trust Series could become leveraged should it have insufficient assets to completely meet its margin or collateral requirements relating to its investments.

Neither Trust Series is leveraged, and neither intends to leverage, its assets through borrowings or otherwise, and each invests accordingly. Consistent with the foregoing, each Trust Series’ announced investment intentions, and any changes thereto, will take into account the need for the Trust Series to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably practicable, the Trust Series becoming leveraged. If market conditions require it, a Trust Series may implement risk reduction procedures, which may include changes to its investments, and such changes may occur on short notice if they occur other than during a roll or rebalance period.

Although neither Trust Series borrows or will borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, it could become leveraged if the Trust Series were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if a Trust Series were to hold assets that have a value of less than zero.

USCF endeavors to have the value of each Trust Series’ Treasuries, cash and cash equivalents, whether held by the Trust Series or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Related Investments. Although permitted to do so under the Trust Agreement, neither Trust Series has, nor does it intend to, leverage its assets by making investments beyond its potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, each Trust Series’ investment decisions will take into account the need for the Trust Series to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, the Trust Series becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero.

A Trust Series may temporarily limit the offering of Creation Baskets.

A Trust Series may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants in order to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective. A Trust Series will announce to the market through the filing of a Current Report on Form 8-K if it intends to limit the offering of Creation Baskets at any time. In such case, orders for Creation Baskets will be considered for acceptance in the order they are received by the Trust Series and the Trust Series would continue to accept requests for redemption of its shares from Authorized Participants through Redemption Baskets during the period of the limited offering of Creation Baskets.

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

The Trust Series is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and “Authorized Participants,” USCF’s officers, directors and employees do not devote their time exclusively to the Trust Series. USCF’s personnel are directors, officers or employees of other entities that may compete with the Trust Series for their services, including other commodity pools (funds) that USCF manages. USCF could have a conflict between its responsibilities to the Trust Series and to those other entities. As a result of these and other relationships, parties involved with the Trust Series have a financial incentive to act in a manner other than in the best interest of the Trust Series and the shareholders.

Certain of a Trust Series’ investments could be illiquid, which could cause large losses to investors at any time or from time to time.

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as war or a foreign government taking political actions that disrupt the market for its currency, its crude oil production or exports, or another major export, can also make it difficult to liquidate a position. Because both Futures Contracts and Other Commodity-Related Investments may be illiquid, a Trust Series’ Commodity Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated. The large size of the positions that a Trust Series may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

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

The Trust Series are not actively managed by conventional methods. Accordingly, if a Trust Series’ investments are declining in value in the ordinary course, the Trust Series will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out futures positions in connection with the monthly change in the Applicable Benchmark Component Futures Contracts. USCF will seek to cause the NAV of the shares of each Trust Series to track the Applicable Index during periods in which the price is flat or declining as well as when the price is rising. The ability of each Trust Series to invest in the Applicable Benchmark Component Futures Contracts could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on the Trust Series with respect to its investment in Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including a Trust Series, with respect to such Trust Series acquiring additional Futures Contracts, or such Trust Series selling additional shares.

A Trust Series may not meet the listing standards of NYSE Arca, which would adversely impact an investor’s ability to sell shares.

The shares of each Trust Series are listed for trading on the NYSE Arca. NYSE Arca may suspend a Trust Series’ shares from trading on the exchange with or without prior notice to the Trust Series upon failure of such Trust Series to comply with the NYSE’s listing requirements or, when in its sole discretion, the NYSE Arca determines that such suspension of dealings is in the public interest or otherwise warranted. There can be no assurance that the requirements necessary to maintain the listing of each Trust Series’ shares will continue to be met or will remain unchanged. If a Trust Series were unable to meet the NYSE’s listing standards and were to become delisted, an investor’s ability to sell its shares would be adversely impacted.

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

Only Authorized Participants may directly purchase shares from, or redeem shares with, a Trust Series through Creation Baskets or Redemption Baskets, respectively. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount relative to NAV per share.

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

USCF’s LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by The Marygold Companies, Inc., formerly Technologies, Inc. a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his other family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, who are also executive officers or employees of USCF, and three Non-Management Directors, who are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of USCF Investments, Inc. (“USCF Investments”), formerly Wainwright Holdings, Inc., which is the sole member of USCF. The sole shareholder of USCF Investments is The Marygold Companies, Inc., formerly Concierge Technologies, Inc., (“Marygold”) a company publicly traded under the ticker symbol “MGLD”. Mr. Nicholas D. Gerber, along with certain of his other family members and certain other shareholders, owns the majority of the shares in Marygold, which is the sole shareholder of USCF Investments, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of USCF Investments to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and each Trust Series, including their regulatory obligations.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Further, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on a Trust Series is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on a Trust Series, please see “Item 1. Business – Commodities Regulation” in this Annual report on Form 10-K.

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

A Trust Series may also be subject to certain conflicts with respect to its FCMs, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCMs. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as a Trust Series trades using the clearing broker to be used by such Trust Series. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by a Trust Series.

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

USCF has sole current authority to manage the investments and operations of each Trust Series. It has delegated management of each Trust Series’ investments in its Applicable Interests to its commodity trading advisor, SummerHaven. This authority to manage the investments and operations of each Trust Series may allow either USCF or SummerHaven to act in a way that furthers its own interests in conflict with the best interests of investors. Shareholders have very limited voting rights, which will limit the ability to influence matters such as amending the Trust Agreement, changing a Trust Series’ basic investment objective, dissolving a Trust Series, or selling or distributing a Trust Series’ assets.

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

A Trust Series could terminate at any time, regardless of whether that Trust Series has incurred losses, subject to the terms of the Trust Agreement. In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the sponsor of the Trust could cause the Trust Series to terminate unless a successor is appointed in accordance with the Trust Agreement. Circumstances that could cause the sponsor to resign include, but at not limited to, if USCF determines market conditions, regulatory requirements, risk mitigation measures taken by a Trust Series, third parties, or otherwise that would lead the Trust Series to determine that it could no longer foreseeably meet its investment objective or that the Trust Series’ aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of the Trust Series unreasonable or imprudent. In addition, USCF may terminate a Trust Series if it determines that the Trust Series’ aggregate net assets in relation to its operating expenses make the continued operation of the Trust Series unreasonable or imprudent. However, no level of losses will require USCF to terminate a Trust Series. A Trust Series’ termination would the liquidation result of its assets and the distribution of the proceeds thereof, first to creditors and then to shareholders in accordance with their positive book capital account balances, after giving effect to all contributions, distributions, and allocations for all periods, and the Trust Series could incur losses in liquidating its assets in connection with a termination. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

The Trust Series do not expect to make cash distributions.

No Trust Series has previously made any cash distributions and intends to reinvest any realized gains in additional Commodity Interests rather than distributing cash to shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, a Trust Series generally does not expect to distribute cash. An investor should not invest in a Trust Series if the investor will need cash distributions from the Trust Series to pay taxes on its share of income and gains of a Trust Series, if any, or for any other reason. Nonetheless, although a Trust Series does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Commodity Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

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

The suspension in the ability of Authorized Participants to purchase Creation Baskets could cause a Trust Series’ NAV to differ materially from its trading price.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of a Trust Series would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in the Trust Series compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price shares can be redeemed with the Trust Series by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from the Trust Series’ investment objective. Any potential impact to the market for shares of the Trust Series that could occur from the Authorized Participant’s inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

A Trust Series may determine that to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective it may limit its offers of Creation Baskets.

A Trust Series may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits); (2) market conditions (including but not limited to those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures taken by the Trust Series’ current and other FCMs that limit the Trust Series and other market participants from investing in particular commodity futures contracts, a Trust Series’ management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, “the suspension in the ability of Authorized Participants to purchase Creation Baskets could cause a Trust Series’ NAV to differ materially from its trading price” could occur.

In a rising rate environment, the Trust Series may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, a Trust Series may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to the Trust Series of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reaction to those initiatives. When interest rates fall, the Trust Series may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

A Trust Series may potentially lose money by investing in government money market funds.

The Trust Series invests in government money market funds. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and a Trust Series may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. No Trust Series can rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

The failure or bankruptcy of a clearing broker of the Trust Series’ custodian could result in a substantial loss of the Trust Series’ assets and could impair the Trust Series in its ability to execute trades.

The CEA and CFTC regulations impose several requirements on FCMs and clearing houses that are designed to protect customers, including mandating the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs. In particular, the CEA and CFTC regulations require FCMs and clearing houses to segregate all funds received from customers from proprietary assets. There can be no assurance that the requirements imposed by the CEA and CFTC regulations will prevent losses to, or not materially adversely affect, Trust Series or its investors.

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

Under the licensing agreement among SHIM, SummerHaven and USCF, and the advisory agreement between SummerHaven and USCF, none of SHIM, SummerHaven and its affiliates, nor any of their respective officers, directors, shareholders, members, partners, employees and any person who controls SHIM or SummerHaven is liable to USCF or any Trust Series absent willful misconduct, gross negligence, bad faith, or material breaches of applicable law or the applicable agreement on the part of SHIM or SummerHaven. In addition, SHIM, SummerHaven and its officers, directors, shareholders, members, partners, employees, and any person who controls SHIM or SummerHaven or their representatives, agents, attorneys, service providers, successors and assigns have the right to be indemnified, defended and held harmless from and against any and all claims, liabilities, obligations, judgments, causes of action, costs and expenses (including reasonable attorneys’ fees) (collectively, “Losses”) in connection with or arising out of the licensing agreement or advisory agreement, unless such Losses result from any willful misconduct, gross negligence or bad faith on the part of SHIM or SummerHaven, or a material breach by USCF of applicable law or the applicable agreement. Furthermore, SHIM, SummerHaven will not be liable to USCF or any Trust Series for any indirect, incidental, special or consequential damages, even if SHIM or SummerHaven or an authorized representative of SummerHaven has been advised of the possibility of such damages.

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

Investors cannot be assured that the license agreement between SHIM and USCF for use of an Applicable Index will continue for any length of time. Should the agreement between SHIM and USCF for use of an Applicable Index be terminated, USCF will be required to find a replacement index, which may have an adverse effect on a Trust Series.

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

Each Trust Series is a series of a Delaware statutory trust and not itself a separate legal entity. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations and expenses incurred with respect to any other series thereof shall be enforceable against the assets of such series. USCF is not aware of any court case that has interpreted this Inter-Series Limitation on Liability or provided any guidance as to what is required for compliance. USCF intends to maintain separate and distinct records for each Trust Series and account for each Trust Series separately from any other series of the Trust, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in one series to the liabilities of another Trust Series.

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

USCF is the subject of class action, derivative, and other litigation. In light of the inherent uncertainties involved in litigation matters, an adverse outcome in this litigation could materially adversely affect USCF’s financial condition.

USCF and USCF’s directors and certain of its officers are currently subject to class action litigation. Estimating an amount or range of possible losses resulting from litigation proceedings to USCF is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against USCF. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting therefrom. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect USCF’s financial condition, results of operations or cash flows in any particular reporting period. In addition, litigation could result in substantial costs and divert USCF’s management’s attention and resources from conducting USCF’s operations, including the management of the Trust Series and the other Related Public Funds. For more information, see “Item 3. Legal Proceedings” in this annual report on Form 10-K.

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

As of December 31, 2022, USCI had approximately 23,826 holders of shares.

As of December 31, 2022, CPER had approximately 20,877 holders of shares.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USCI

USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 17 baskets (comprising 850,000 shares) and 60 baskets (comprising 3,000,000 shares) for the three and twelve months ended December 31, 2022, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
10/1/22 to 10/31/22	150,000	$53.73
11/1/22 to 11/30/22	150,000	$56.24
12/1/22 to 12/31/22	550,000	$54.61
Total	850,000

CPER

CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 17 basket (comprising 850,000 shares) and 108 baskets (comprising 5,400,000 shares) for the three and twelve months ended December 31, 2022, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
10/1/22 to 10/31/22	300,000	$20.52
11/1/22 to 11/30/22	250,000	$21.88
12/1/22 to 12/31/22	300,000	$23.18
Total	850,000

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. The Trust believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the commodities markets, in part attributable to the COVID-19 pandemic that began in February 2020 and Russia’s invasion of Ukraine in February 2022. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of December 31, 2022, USCI held 911 Futures Contracts on the NYMEX, held 2,499 Futures Contracts on the ICE Futures, held 1,419 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 1,017 Futures Contracts on the LME and held 191 Futures Contracts on the COMEX, totaling  6,037 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of December 31, 2022, CPER held 1,779 Futures Contracts on the COMEX.

Other Defined Terms

The SCI, together with the SDCI, are referred to throughout this annual report on Form 10-K collectively as the “Applicable Index” or “Indices.”

Benchmark Component Futures Contracts and Benchmark Component Copper Futures Contracts are referred to throughout this annual report on Form 10-Q collectively as “Applicable Benchmark Component Futures Contracts.”

Other Commodity-Related Investments and Other Copper-Related Investments are collectively referred to herein as “Other Related Investments.” Commodity Interests and Copper Interests are collectively referred to herein as “Applicable Interests” throughout this annual report on Form 10-K.

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to the Trust Series. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact the Trust Series are discussed in “Item 1. Business” in this annual report on Form 10-K.

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

As of December 31, 2022, USCI held 911 Futures Contracts on the NYMEX, held 2,499 Futures Contracts on the ICE Futures, held 1,419 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 1,017 Futures Contracts on the LME and held 191 Futures Contracts on the COMEX, totaling  6,037 futures contracts. As of December 31, 2022, CPER held 1,779 Futures Contracts on the COMEX. For the fiscal year ended December 31, 2022, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the fiscal year ended December 31, 2022, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

Certain Applicable Benchmark Component Futures Contracts are subject to position limits under the Position Limits Rule, and the trading by each Trust Series does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of a Trust Series to meet its investment objectives by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of the Trust Series in particular amounts and types of its permitted investments.

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

No Trust Series is a Swap Entity under the Margin Rules, but each is a financial end-user. Accordingly, each Trust Series will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, no Trust Series has material swaps exposure and, accordingly, no Trust Series will be subject to the initial margin requirements of the Margin Rules.

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

Commodity Markets

Commodity Futures Price Movements

Year Ended December 31, 2022

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a strong upward trend during the year ended December 31, 2022. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	31.65%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	25.99%
Bloomberg Commodity Index Total Return(2)	16.09%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	21.23%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of January 1, 2022 was $1,468.49. As of December 31, 2022, the value of the SDCI was $1,933.23, up approximately 31.65% over the year ended December 31, 2022.

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

The return of approximately 31.65% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $43.43 and ended the year at $56.23 on December 31, 2022, an increase of approximately 29.47% over the year. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

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

Copper Markets

Copper Futures Price Movements

Year Ended December 31, 2022

As measured by the two major copper indexes, copper futures prices exhibited an upward trend during the year ended December 31, 2022. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	(14.03)%
Bloomberg Copper Subindex Total Return(2)	(13.54)%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of January 1, 2022 was $1,422.52. As of December 31, 2022, the value of the SCI was $1,222.97, down approximately (14.03)% over the year ended December 31, 2022.

The return of approximately 14.03% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $27.24 and ended the year at $23.07 on December 31, 2022, a decrease of approximately (15.31)% over the year. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the year ended December 31, 2022, the price of the front month copper futures contract traded in a range between $3.2105 per pound and $4.9290 per pound. Prices decreased by 16.78% between December 31, 2021 to December 31, 2022 finishing the period at $3.8105. Copper futures markets rose dramatically from 2020 to mid-April 2022. Copper prices declined sharply from late spring to mid-summer due to concerns about demand from the manufacturing sector, monetary tightening and related concerns about a slowdown in global growth, and COVID-19 flare ups in China.  In the second half of 2022, Copper recovered some of it's earlier losses for the year, partially as a result of China reopening its economy. Long-term, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases.

The war in Ukraine has affected many commodities in which Russia, Ukraine, and Belarus are major producers and exports, such as certain metals, grains, and energy products. However, copper is not one of the metals that depends heavily on supply from the region. As a result, copper prices rose only modestly from the outbreak of the war in comparison to other metals, such as Nickel. Copper supply is more affected by events, such as protests and labor strikes, that impact mining in south American nations, including Chile and Peru.

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

Since its initial offering of 50,000,000 shares, USCI has registered 10,000,000 additional shares as of December 31, 2022. As of December 31, 2022, USCI had issued 41,150,000 shares, 4,550,000 of which were outstanding. As of December 31, 2022, there were 18,850,000 shares registered but not yet issued. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

Since its initial offering of 30,000,000 shares, CPER has registered 50,000,000 additional shares as of December 31, 2022. As of December 31, 2022, CPER had issued 23,900,000 shares, 7,350,000 of which were outstanding. As of December 31, 2022, there were 56,100,000 shares registered but not yet issued. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

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

As of December 31, 2022, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies LLC., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

USCI

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Per share net asset value, end of year	$56.23	$43.43
Average daily total net assets	$304,583,861	$210,130,456
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$4,484,233	$49,734
Annualized yield based on average daily total net assets	1.47%	0.02%
Management fee	$2,436,671	$1,681,043
Total fees and other expenses excluding management fees	$840,252	$442,073
Fees and expenses related the registration or offering of additional shares	$6,617	$32,976
Total commissions accrued to brokers	$208,672	$151,236
Total commissions as annualized percentage of average total net assets	0.07%	0.07%
Commissions accrued as a result of rebalancing	$195,577	$140,854
Percentage of commissions accrued as a result of rebalancing	93.72%	93.14%
Commissions accrued as a result of creation and redemption activity	$13,095	$10,382
Percentage of commissions accrued as a result of creation and redemption activity	6.28%	6.86%

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

The increase in the per share NAV for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due to increase in values of the Futures Contracts held by USCI.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2022, compared to the year ended December 31, 2021. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the year ended December 31, 2022, compared to the year ended December 31, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2022, compared to the year ended December 31, 2021 was due primarily to an increase in total commissions accrued to brokers and prepaid registration of additional shares.

The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to a higher number of Futures Contracts being held and traded.

CPER

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Per share net asset value, end of year	$23.07	$27.24
Average daily total net assets	$192,081,124	$240,791,964
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,559,897	$58,293
Annualized yield based on average daily total net assets	1.33%	0.02%
Management fee	$1,248,527	$1,565,147
Total fees and other expenses excluding management fees	$604,545	$544,915
Total amount of the expense waiver	$—	$63,274
Expenses before the allowance of the expense waiver	$1,853,072	$2,110,062
Expenses after the allowance of the expense waiver	$1,853,072	$2,046,788
Fees and expenses related the registration or offering of additional shares	$24,092	$117,738
Total commissions accrued to brokers	$55,612	$65,088
Total commissions as annualized percentage of average total net assets	0.03%	0.03%
Commissions accrued as a result of rebalancing	$48,186	$52,546
Percentage of commissions accrued as a result of rebalancing	86.65%	80.73%
Commissions accrued as a result of creation and redemption activity	$7,426	$12,542
Percentage of commissions accrued as a result of creation and redemption activity	13.35%	19.27%

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

The decrease in the per share NAV for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due to an increase/decrease in the values of the Futures Contracts held by CPER.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2022, compared to the year ended December 31, 2021. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the year ended December 31, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2022, compared to the year ended December 31, 2021 was due primarily to an increase in professional fees.

The decrease in CPER’s total commissions accrued to brokers for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to a lower number of Futures Contracts being held and traded.

Portfolio Holdings for USCI

During the year ended December 31, 2022, USCI’s portfolio held at all times Futures Contracts based on at least fourteen different commodities. Due to changes in the composition of the SDCI, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The SDCI” below). The table below lists the Benchmark Component Futures Contracts held during each month in 2022.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2022	2/1/2022	3/1/2022	4/1/2022	5/1/2022	6/1/2022	7/1/2022	8/1/2022	9/1/2022	10/1/2022	11/1/2022	12/1/2022
Aluminum		•
Cocoa										•
Coffee			•					•	•	•	•
Copper						•					•	•
Corn		•	•	•		•	•		•
Cotton	•	•	•	•	•	•	•	•	•	•	•	•
Crude Oil (Brent)	•	•	•	•	•	•	•	•	•	•	•	•
Crude Oil (WTI)	•	•	•	•	•	•	•	•	•	•	•
Feeder Cattle
Gas Oil	•	•	•	•	•	•	•	•	•	•	•	•
Gold												•
Heating Oil	•	•	•	•	•	•	•	•	•	•	•	•
Lead	•	•									•
Lean Hogs							•	•	•	•
Live Cattle				•	•
Natural Gas	•	•	•					•
Nickel	•	•	•
Platinum		•	•		•	•	•	•	•		•	•
Silver	•			•		•				•		•
Soybean Meal	•		•	•	•	•	•	•	•	•	•	•
Soybean Oil				•	•	•	•	•	•	•	•	•
Soybeans				•	•	•	•	•	•
Sugar	•	•	•		•					•	•	•
Tin	•	•	•	•	•	•	•					•
Unleaded Gasoline	•			•	•	•	•	•	•	•	•	•
Wheat				•
Zinc	•	•	•		•		•	•	•	•	•	•

• = Component

Source: Bloomberg

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2022. Second, while the tables above list the order of the commodities alphabetically, the table below lists the commodities first by which of the five sectors a commodity falls into and then within each sector from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

													YTD Spot
													Price
Commodity	1/1/2022	2/1/2022	3/1/2022	4/1/2022	5/1/2022	6/1/2022	7/1/2022	8/1/2022	9/1/2022	10/1/2022	11/1/2022	12/1/2022	Performance
Soybean Oil				•	•	•	•	•	•	•	•	•	16.2%
Soybean Meal	•		•	•	•	•	•	•	•	•	•	•	14.4%
Wheat				•									14.3%
Corn		•	•	•		•	•		•				13.3%
Soybeans				•	•	•	•	•	•				2.8%
Aluminum		•											43.2%
Zinc	•	•	•		•	•	•	•	•	•	•	•	(0.2)%
Tin	•	•	•	•	•	•	•					•	(14.6)%
Copper						•					•	•	(16.2)%
Lead	•	•									•		(16.5)%
Nickel	•	•	•										(37.0)%
Live Cattle				•	•								20.0%
Sugar	•	•	•		•					•	•	•	11.5%
Coffee			•					•	•	•	•		10.1%
Cotton	•	•	•	•	•	•	•	•	•	•	•	•	7.6%
Cocoa										•			6.1%
Feeder Cattle													3.2%
Natural Gas	•	•	•					•					(26.0)%
Lean Hogs							•	•	•	•			(26.0)%
Gas Oil	•	•	•	•	•	•	•	•	•	•	•	•	44.3%
Heating Oil	•	•	•	•	•	•	•	•	•	•	•	•	38.1%
Crude Oil (WTI)	•	•	•	•	•	•	•	•	•	•	•		10.5%
Unleaded Gasoline	•			•	•	•	•	•	•	•	•	•	10.4%
Crude Oil (Brent)	•	•	•	•	•	•	•	•	•	•	•	•	6.7%
Platinum		•		•	•	•	•	•	•		•	•	11.3%
Silver	•			•		•				•		•	2.9%
Gold												•	(0.1)%

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

USCI

For the 30-valuation days ended December 31, 2022, the simple average daily change in the SDCI was 0.023%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.019%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (7.234)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through December 31, 2022, the simple average daily change in the SDCI was 0.013%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.008%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (6.806)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended December 31, 2022, the last trading day in December. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended December 31, 2022.

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

For the year ended December 31, 2022, the actual total return of USCI as measured by changes in its per share NAV was 29.47%. This is based on an initial per share NAV of $43.43 as of December 31, 2021 and an ending per share NAV as of December 31, 2022 of $56.23. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $57.17 as of December 31, 2022, for a total return over the relevant time period of 31.64%. The difference between the actual per share NAV total return of USCI of 29.47% and the expected total return based on the SDCI of 31.64% was a difference over the time period of (2.17)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the year ended December 31, 2021, the actual total return of USCI as measured by changes in its per share NAV was 33.30%. This is based on an initial per share NAV of $32.58 as of December 31, 2020 and an ending per share NAV as of December 31, 2021 of $43.43. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $43.92 as of December 31, 2021, for a total return over the relevant time period of 34.81%. The difference between the actual per share NAV total return of USCI of 33.30% and the expected total return based on the SDCI of 34.81% was a difference over the time period of (1.51)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended December 31, 2022, the simple average daily change in the SCI was 0.052%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.050%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (4.730)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through December 31, 2022, the simple average daily change in the SCI was 0.010%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.006%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.020)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended December 31, 2022, the last trading day in September. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended December 31, 2022.

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

For the year ended December 31, 2022, the actual total return of CPER as measured by changes in its per share NAV was (15.31)%. This is based on an initial per share NAV of $27.24 as of December 31, 2020 and an ending per share NAV as of December 31, 2022 of $23.07. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share

NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $23.42 as of December 31, 2022, for a total return over the relevant time period of (14.02)%. The difference between the actual per share NAV total return of CPER of (15.31)% and the expected total return based on the SCI of (14.02)% was an error over the time period of (1.29)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the year ended December 31, 2021, the actual total return of CPER as measured by changes in its per share NAV was 25.41%. This is based on an initial per share NAV of $21.72 as of December 31, 2020 and an ending per share NAV as of December 31, 2021 of $27.24. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $27.48 as of December 31, 2021, for a total return over the relevant time period of 26.52%. The difference between the actual per share NAV total return of CPER of 25.41% and the expected total return based on the SCI of 26.52% was an error over the time period of (1.11)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2022. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled

Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the year ended December 31, 2022, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2022, none of the Trust Series held any Other-Related Investments, but did, at times, hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Finally, a Trust Series could hold the same Futures contracts as its benchmark but at a different weight. This is due to the fact that the benchmark can theoretically own a fractional percentage of a Futures contract but a Trust Series must own a full contract. For a Trust Series with smaller asset base, this percentage difference can have a material impact.

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2012 through December 31, 2022.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from January 1, 2012 through December 31, 2022

Year	Ending Level*	Annual Return
2012	1,726.55	1.37%
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022	1,933.23	31.65%

* The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI. In addition to the actual performance of the SDCI, this chart includes the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the January 1, 2012 through December 31, 2022 period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year Hypothetical Total Returns (1/1/2012–12/31/2022)* YTD)

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

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2022.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2022
		S&P GSCI	DB LCI OY	SDCI TR
	BCOM TR	TR	TR	Actual
Total return	59.07%	14.27%	339.40%	759.13%
Average annualized return (total)	3.71%	4.30%	8.64%	10.93%
Annualized volatility	16.16%	23.30%	18.96%	15.49%
Annualized Sharpe ratio	0.11	0.10	0.35	0.57

The table immediately above shows the performance of the SDCI from December 31, 1997 through December 31, 2022 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OYTR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2022; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between December 31, 2012 and December 31, 2022.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR (12/31/2012– 12/31/2022)*

SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
180
160
140
120
100
80
60
40
20
-
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the December 31, 2012 through December 31, 2022.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR (12/31/2017– 12/31/2022)*

Source: SHIM, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the December 31, 2017 through December 31, 2022 period.

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

TABLE 1

Commodity	Designated Contract	Exchange	Units	Quote
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound

TABLE 2

	Commodity	Allowed	Max.
Commodity Name	Symbol	Contracts	Tenor
Copper	HG	All 12 calendar months	12

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

The monthly weighting selection is a process based upon examination of the relevant futures prices for copper:

1)On CPER’s Selection Date (“CPER’s Selection Date”):

a)the copper futures curve is assessed to be in either backwardation or contango (as discussed below); and

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

A hypothetical example is included below, with the selected Eligible Copper Futures Contract shaded below:

	Expiration	Contract
Copper Futures Contract	Date	Price
Nearest-to-maturity	December-10	374.70
Next nearest-to-maturity	March-11	365.20

Eligible Copper Futures Contracts	Price
December-10	374.70

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of December 31, 2022.

Insert SCI Chart – Contracts Weights

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2012 through December 31, 2022.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the SCI for the period from January 1, 2012 through December 31, 2022

Year	Ending Level*	Annual Return
2012	1,223.15	5.04%
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022	1,222.97	(14.03)%

* The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year Hypothetical Total Returns (1/1/2012– 12/31/2022 YTD)

40%
30%
20%
10%
0%
-10%
-20%
-30%
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022 YTD

Source: SummerHaven Index Management, Bloomberg

The following table compares the hypothetical total return of the SCI in comparison with the actual total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2022.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2022

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2022
	BCOM	Spot Copper	SCI TR
	Copper TR	(less storage)	Actual
Total return	420.20%	136.85%	680.95%
Average annualized return (total)	12.33%	8.69%	14.48%
Annualized volatility	25.59%	24.76%	25.09%
Annualized Sharpe ratio	0.40	0.27	0.50

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through December 31, 2022 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which became effective on January 1, 2021, been effective during the period from December 31, 1997 through December 31, 2020. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2022; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between December 31, 2012 and December 31, 2022.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (12/31/2012– 12/31/2022)*

SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
140
120
100
80
60
40
20
-
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

Source: SHIM, Bloomberg, LME

* In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the December 31, 2012 through December 31, 2022 period.

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI (12/31/2017- 12/31/2022)

175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22

Source: SHIM, Bloomberg, LME

*In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which are described above and became effective on January 1, 2021, been effective during the December 31, 2017 through December 31, 2022 period.

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The comparison of the fiscal years ended December 31, 2021 and 2020 can be found in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2021 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2022, each Trust Series’ income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets exceeded the expenses.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2022, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the year ended December 31, 2022, CPER did not make investments on any foreign exchanges. In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2022, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $246,057,371 and $165,213,916, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2022, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2022, FCM fees were approximately 0.07% of average daily total net assets for USCI, and approximately 0.03% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust and terminated on April 30, 2021.

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

As of December 31, 2022, USCI’s portfolio consisted of 6,037 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 1,779 Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

During the twelve month reporting period ended December 31, 2022, the Trust Series did not invest in any OTC contracts.

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

Item 8. Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust’s and each Trust Series’ internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2022, the internal control over financial reporting for the Trust and each Trust Series is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

United States Commodity Index Funds Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Commodity Index Funds Trust (the “Trust”) and its Series including United States Commodity Index Fund, and United States Copper Index Fund, in total and for each Series as of December 31, 2022 and 2021, including the schedule of investments as of December 31, 2022 and 2021, and the related statements of operations, changes in capital and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s and its Series’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and its Series as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust and its Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

February 27, 2023

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2022 and December 31, 2021

United States Commodity Index Fund

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $233,130,983 and $217,583,826, respectively) (Notes 2 and 6)	$233,130,983	$217,583,826
Equity in trading accounts:
Cash and cash equivalents (at cost $12,926,388 and $12,431,812, respectively)	12,926,388	12,431,812
Unrealized gain (loss) on open commodity futures contracts	9,398,730	4,845,874
Dividends receivable	833,949	4,622
Interest receivable	64,059	44
Prepaid insurance*	11,886	7,274
Prepaid registration fees	—	6,616

Total Assets	$256,365,995	$234,880,068

Liabilities and Capital
Management fees payable (Note 4)	$178,702	$157,823
Professional fees payable	340,128	193,304
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	5,696	4,481

Total Liabilities	528,481	359,563

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	255,837,514	234,520,505
Total Capital	255,837,514	234,520,505

Total Liabilities and Capital	$256,365,995	$234,880,068

Shares outstanding	4,550,000	5,400,000
Net asset value per share	$56.23	$43.43
Market value per share	$56.28	$43.47

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2022 and December 31, 2021

United States Copper Index Fund

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $158,307,387 and $213,185,032, respectively) (Notes 2 and 6)	$158,307,387	$213,185,032
Equity in trading accounts:
Cash and cash equivalents (at cost $6,906,529 and $8,650,509, respectively)	6,906,529	8,650,509
Unrealized gain (loss) on open commodity futures contracts	3,972,853	7,252,928
Dividends receivable	549,553	4,839
Interest receivable	35,104	71
Prepaid professional fees	6,112	—
Prepaid insurance*	13,045	7,416
Prepaid registration fees	—	24,092

Total Assets	$169,790,583	$229,124,887

Liabilities and Capital
Management fees payable (Note 4)	$94,784	$133,309
Professional fees payable	152,375	201,307
Directors’ fees payable*	7,049	6,863

Total Liabilities	254,208	341,479

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	169,536,375	228,783,408
Total Capital	169,536,375	228,783,408

Total Liabilities and Capital	$169,790,583	$229,124,887

Shares outstanding	7,350,000	8,400,000
Net asset value per share	$23.07	$27.24
Market value per share	$23.09	$27.21

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2022 and December 31, 2021

United States Commodity Index Funds Trust

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $391,438,370 and $430,768,858, respectively) (Notes 2 and 6)	$391,438,370	$430,768,858
Equity in trading accounts:
Cash and cash equivalents (at cost $19,832,917 and $21,082,321, respectively)	19,832,917	21,082,321
Unrealized gain (loss) on open commodity futures contracts	13,371,583	12,098,802
Dividends receivable	1,383,502	9,461
Interest receivable	99,163	115
Prepaid professional fees	6,112	—
Prepaid insurance*	24,931	14,690
Prepaid registration fees	—	30,708

Total Assets	$426,156,578	$464,004,955

Liabilities and Capital
Management fees payable (Note 4)	$273,486	$291,132
Professional fees payable	492,503	394,611
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	12,745	11,344

Total Liabilities	782,689	701,042

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	425,373,889	463,303,913
Total Capital	425,373,889	463,303,913

Total Liabilities and Capital	$426,156,578	$464,004,955

Shares Outstanding	11,900,000	13,800,000

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2022

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG March 2023 contracts, expiring February 2023	$17,320,648	410	$(494,248)	(0.19)
ICE Cotton Futures CT March 2023 contracts, expiring March 2023	16,096,743	437	2,119,602	0.83
CBOT Soybean Oil Futures BO March 2023 contracts, expiring March 2023	19,398,240	462	(1,638,036)	(0.64)
CBOT Soybean Meal Futures SM March 2023 contracts, expiring March 2023	16,928,530	411	2,429,570	0.95
ICE Cocoa Futures CC March 2023 contracts, expiring March 2023	18,202,920	698	(54,920)	(0.02)
ICE Coffee Futures KC March 2023 contracts, expiring March 2023	18,688,763	294	(243,938)	(0.10)
COMEX Copper Futures HG March 2023 contracts, expiring March 2023	16,504,500	191	1,690,638	0.66
NYMEX Platinum Futures PL April 2023 contracts, expiring April 2023	18,068,140	356	1,207,480	0.47
NYMEX NY Harbour ULSD Futures HO May 2023 contracts, expiring April 2023	18,013,969	145	136,058	0.05
ICE Sugar #11 Futures SB May 2023 contracts, expiring April 2023	16,524,715	864	1,590,254	0.62
CBOT Corn Futures C May 2023 contracts, expiring May 2023	18,507,338	546	2,062	0.00	†
United Kingdom Contracts
ICE Low Sulphur Gasoil Futures QS April 2023 contracts, expiring April 2023	17,671,800	206	(58,800)	(0.02)
Foreign Contracts
LME Tin Futures LT January 2023 contracts, expiring January 2023*	19,951,610	175	1,738,984	0.68
LME Lead Futures LL February 2023 contracts, expiring February 2023*	18,166,713	320	341,288	0.13
LME Zinc Futures LX February 2023 contracts, expiring February 2023*	21,522,369	297	628,263	0.25
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Tin Futures LT January 2023 contracts, expiring January 2023*	(21,600,331)	175	(90,263)	(0.04)
LME Zinc Futures LX February 2023 contracts, expiring February 2023*	(3,823,800)	50	94,737	0.04
Total Open Futures Contracts*	$246,142,867	6,037	$9,398,730	3.67

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.27%#	233,050,000	$233,050,000	91.09
Total United States Money Market Funds		$233,050,000	91.09

†	Represents less than 0.005%.
#	Reflects the 7-day yield at December 31, 2022.
*	Collateral amounted to $12,926,388 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to financial statements.

United States Commodity Index Fund

Schedule of Investments

At December 31, 2021

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG March 2022 contracts, expiring February 2022	$16,201,790	449	$(230,860)	(0.10)
NYMEX RBOB Gasoline Futures RB March 2022 contracts, expiring February 2022	16,895,841	178	(234,827)	(0.10)
ICE Cotton Futures CT March 2022 contracts, expiring March 2022	16,891,240	306	336,560	0.14
CBOT Soybean Meal Futures SM March 2022 contracts, expiring March 2022	14,107,068	411	2,295,942	0.98
NYMEX WTI Crude Oil Futures CL April 2022 contracts, expiring March 2022	17,382,451	224	(705,651)	(0.30)
COMEX Silver Futures SI March 2022 contracts, expiring March 2022	16,709,511	145	220,689	0.10
NYMEX NY Harbour ULSD Futures HO May 2022 contracts, expiring April 2022	16,819,577	174	(239,917)	(0.10)
ICE Sugar#11 Futures SB May 2022 contracts, expiring April 2022	17,281,119	805	(511,359)	(0.22)
United Kingdom Contracts
ICE Low Sulphur Gasoil Futures QS February 2022 contracts, expiring February 2022	16,338,701	248	184,300	0.08
ICE Brent Crude Futures CO April 2022 contracts, expiring February 2022	17,346,719	215	(716,469)	(0.31)
Foreign Contracts
LME Aluminum Futures LA January 2022 contracts, expiring January 2022*	17,821,275	270	1,098,975	0.47
LME Lead Futures LL January 2022 contracts, expiring January 2022*	18,296,317	321	383,876	0.16
LME Tin Futures LT January 2022 contracts, expiring January 2022*	17,921,930	90	(207,680)	(0.09)
LME Nickel Futures LN February 2022 contracts, expiring February 2022*	16,803,069	152	2,197,083	0.94
LME Tin Futures LT February 2022 contracts, expiring February 2022*	16,769,700	85	(107,575)	(0.05)
LME Zinc Futures LX February 2022 contracts, expiring February 2022*	17,703,882	219	1,800,805	0.77
LME Lead Futures LL April 2022 contracts, expiring April 2022*	16,953,030	296	81,770	0.04
LME Nickel Futures LN April 2022 contracts, expiring April 2022*	18,247,755	151	550,386	0.23
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Aluminum Futures LA January 2022 contracts, expiring January 2022*	(18,832,200)	270	(88,050)	(0.04)
LME Lead Futures LL January 2022 contracts, expiring January 2022*	(18,579,214)	321	(100,980)	(0.04)
LME Tin Futures LT January 2022 contracts, expiring January 2022*	$(17,823,000)	90	$108,750	0.04
LME Nickel Futures LN February 2022 contracts, expiring February 2022*	(17,905,359)	152	(1,094,793)	(0.47)
LME Zinc Futures LX February 2022 contracts, expiring February 2022*	(2,460,818)	29	(121,995)	(0.05)
LME Nickel Futures LN April 2022 contracts, expiring April 2022*	(1,316,295)	11	(53,106)	(0.02)
Total Open Futures Contracts*	$229,574,089	5,612	$4,845,874	2.06

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	105,436,263	$105,436,263	44.96
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	112,140,614	112,140,614	47.82
Total United States Money Market Funds		$217,576,877	92.78

#	Reflects the 7-day yield at December 31, 2021.
*	Collateral amounted to $12,431,812 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2022

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
		Number of	Open Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2023 contracts, expiring March 2023	$109,593,997	1,187	$3,482,590	2.05
COMEX Copper Futures HG May 2023 contracts, expiring May 2023	55,964,338	592	490,263	0.29
Total Open Futures Contracts*	$165,558,335	1,779	$3,972,853	2.34

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.27%#	158,200,000	$158,200,000	93.31
Total United States Money Market Funds		$158,200,000	93.31

#	Reflects the 7-day yield at December 31, 2022.
*	Collateral amounted to $6,906,529 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Copper Index Fund

Schedule of Investments

At December 31, 2021

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

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2022, 2021 and 2020

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$59,921,738	$58,239,578	$(30,357,891)
Change in unrealized gain (loss) on open commodity futures contracts	4,552,856	(2,447,470)	5,154,476
Realized gain (loss) on short-term investments	—	—	17,668
Dividend income	4,009,510	47,548	103,927
Interest income*	474,723	2,186	945,829
ETF transaction fees	15,750	12,950	8,750
Total Income (Loss)	$68,974,577	$55,854,792	$(24,127,241)

Expenses
Management fees (Note 4)	$2,436,671	$1,681,043	$1,035,884
Professional fees	553,920	212,800	209,660
Brokerage commissions	208,672	151,236	130,772
Directors’ fees and insurance	71,043	45,061	48,135
Other fees	6,375	—	—
Registration fees	6,617	32,976	—
Total Expenses	$3,283,298	$2,123,116	$1,424,451
Net Income (Loss)	$65,691,279	$53,731,676	$(25,551,692)
Net Income (Loss) per share	$12.80	$10.85	$(4.29)
Net Income (Loss) per weighted average share	$11.75	$10.12	$(5.83)
Weighted average shares outstanding	5,589,726	5,311,644	4,381,644

*Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2022, 2021 and 2020

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(32,719,288)	$20,590,837	$3,547,675
Change in unrealized gain (loss) on open commodity futures contracts	(3,280,075)	2,956,865	3,949,813
Dividend income	2,337,669	55,984	12,573
Interest income*	222,228	2,309	44,627
ETF transaction fees	17,500	36,750	13,304
Total Income (Loss)	$(33,421,966)	$23,642,745	$7,567,992

Expenses
Management fees (Note 4)	$1,248,527	$1,565,147	$133,784
Professional fees	444,451	308,342	75,614
Brokerage commissions	55,612	65,088	6,587
Directors’ fees and insurance	80,390	53,747	6,874
Other fees	6,375	—	—
Registration fees	24,092	117,738	—
Total Expenses	$1,859,447	$2,110,062	$222,859
Expense waiver (Note 4)	—	(63,274)	(58,202)
Net Expenses	1,859,447	2,046,788	164,657
Net Income (Loss)	$(35,281,413)	$21,595,957	$7,403,335
Net Income (Loss) per share	$(4.17)	$5.52	$4.18
Net Income (Loss) per weighted average share	$(4.51)	$2.36	$6.66
Weighted average shares outstanding	7,829,863	9,143,699	1,111,507

*Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2022, 2021 and 2020

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$27,202,450	$78,830,415	$(26,810,216)
Change in unrealized gain (loss) on open commodity futures contracts	1,272,781	509,395	9,104,289
Realized gain (loss) on short-term investments	—	—	17,668
Dividend income	6,347,179	103,532	116,500
Interest income*	696,951	4,495	990,456
ETF transaction fees	33,250	49,700	22,054
Total Income (Loss)	$35,552,611	$79,497,537	$(16,559,249)

Expenses
Management fees (Note 4)	$3,685,198	$3,246,190	$1,169,668
Professional fees	998,371	521,142	285,274
Brokerage commissions	264,284	216,324	137,359
Directors’ fees and insurance	151,433	98,808	55,009
Other fees	12,750	—	—
Registration fees	30,709	150,714	—
Total Expenses	$5,142,745	$4,233,178	$1,647,310
Expense waiver (Note 4)	—	(63,274)	(58,202)
Net Expenses	$5,142,745	$4,169,904	$1,589,108
Net Income (Loss)	$30,409,866	$75,327,633	$(18,148,357)

*Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2022, 2021 and 2020

United States Commodity Index Fund

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Balances at beginning of year	$234,520,505	$110,783,068	$189,895,482
Addition of 2,150,000, 3,300,000 and 650,000 shares, respectively	117,728,095	121,879,808	18,654,333
Redemption of (3,000,000), (1,300,000) and (2,400,000) shares, respectively	(162,102,365)	(51,874,047)	(72,215,055)
Net income (loss)	65,691,279	53,731,676	(25,551,692)

Balances at end of year	$255,837,514	$234,520,505	$110,783,068

*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2022, 2021 and 2020

United States Copper Index Fund

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Balances at beginning of year	$228,783,408	$65,163,704	$7,015,377
Addition of 4,350,000, 14,150,000 and 3,300,000 shares, respectively	107,138,968	372,651,530	63,394,859
Redemption of (5,400,000), (8,750,000) and (700,000) shares, respectively	(131,104,588)	(230,627,783)	(12,649,867)
Net income (loss)	(35,281,413)	21,595,957	7,403,335

Balances at end of year	$169,536,375	$228,783,408	$65,163,704

*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2022, 2021 and 2020

United States Commodity Index Funds Trust

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Balances at beginning of year	$463,303,913	$175,946,772	$196,910,859
Addition of 6,500,000, 17,450,000 and 3,950,000 shares	224,867,063	494,531,338	82,049,192
Redemption of (8,400,000), (10,050,000) and (3,100,000) shares	(293,206,953)	(282,501,830)	(84,864,922)
Net income (loss)	30,409,866	75,327,633	(18,148,357)

Balances at end of year	$425,373,889	$463,303,913	$175,946,772

*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2022, 2021 and 2020

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$65,691,279	$53,731,676	$(25,551,692)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(4,552,856)	2,447,470	(5,154,476)
(Increase) decrease in dividends receivable	(829,327)	(2,243)	23,131
(Increase) decrease in interest receivable	(64,015)	(44)	—
(Increase) decrease in prepaid insurance*	(4,612)	(2,062)	14,986
(Increase) decrease in prepaid registration fees	6,616	(6,616)	—
(Increase) decrease in ETF transaction fees receivable	—	—	350
Increase (decrease) in Management fees payable	20,879	84,889	(69,765)
Increase (decrease) in professional fees payable	146,824	(119,157)	(259,361)
Increase (decrease) in brokerage commissions payable	—	—	(29,850)
Increase (decrease) in directors’ fees payable*	1,215	2,956	(9,887)
Net cash provided by (used in) operating activities	60,416,003	56,136,869	(31,036,564)

Cash Flows from Financing Activities:
Addition of shares	117,728,095	121,879,808	18,654,333
Redemption of shares	(162,102,365)	(51,874,047)	(74,058,755)
Net cash provided by (used in) financing activities	(44,374,270)	70,005,761	(55,404,422)

Net Increase (Decrease) in Cash and Cash Equivalents	16,041,733	126,142,630	(86,440,986)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	230,015,638	103,873,008	190,313,994
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$246,057,371	$230,015,638	$103,873,008

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$233,130,983	$217,583,826	$103,318,538
Equity in Trading Accounts:
Cash and cash equivalents	12,926,388	12,431,812	554,470
Total Cash, Cash Equivalents and Equity in Trading Accounts	$246,057,371	$230,015,638	$103,873,008

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2022, 2021 and 2020

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(35,281,413)	$21,595,957	$7,403,335
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	3,280,075	(2,956,865)	(3,949,813)
(Increase) decrease in receivable from Sponsor	—	58,202	9,427
(Increase) decrease in dividends receivable	(544,714)	(3,524)	48
(Increase) decrease in interest receivable	(35,033)	(65)	119
(Increase) decrease in prepaid professional fees	(6,112)	—	—
(Increase) decrease in prepaid insurance*	(5,629)	(7,188)	25
(Increase) decrease in prepaid registration fees	24,092	(24,092)	—
Increase (decrease) in payable due to Broker	—	(1,428,240)	998,273
Increase (decrease) in Management fees payable	(38,525)	102,193	26,469
Increase (decrease) in professional fees payable	(48,932)	140,063	(3,067)
Increase (decrease) in directors’ fees payable*	186	1,788	4,853
Net cash provided by (used in) operating activities	(32,656,005)	17,478,229	4,489,669

Cash Flows from Financing Activities:
Addition of shares	107,138,968	372,651,530	63,394,859
Redemption of shares	(131,104,588)	(230,627,783)	(12,649,867)
Net cash provided by (used in) financing activities	(23,965,620)	142,023,747	50,744,992

Net Increase (Decrease) in Cash and Cash Equivalents	(56,621,625)	159,501,976	55,234,661

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	221,835,541	62,333,565	7,098,904
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$165,213,916	$221,835,541	$62,333,565

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$158,307,387	$213,185,032	$62,333,565
Equity in Trading Accounts:
Cash and cash equivalents	6,906,529	8,650,509	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$165,213,916	$221,835,541	$62,333,565

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2022, 2021 and 2020

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$30,409,866	$75,327,633	$(18,148,357)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in short-term investments	—	—	—
Change in unrealized (gain) loss on open commodity futures contracts	(1,272,781)	(509,395)	(9,104,289)
(Increase) decrease in receivable from Sponsor	—	58,202	9,427
(Increase) decrease in dividends receivable	(1,374,041)	(5,767)	23,179
(Increase) decrease in interest receivable	(99,048)	(109)	119
(Increase) decrease in prepaid professional fees	(6,112)	—	—
(Increase) decrease in prepaid insurance*	(10,241)	(9,250)	15,011
(Increase) decrease in prepaid registration fees	30,708	(30,708)	—
(Increase) decrease in ETF transaction fees receivable	—	—	350
Increase (decrease) in payable due to Broker	—	(1,428,240)	998,273
Increase (decrease) in Management fees payable	(17,646)	187,082	(43,296)
Increase (decrease) in professional fees payable	97,892	20,906	(262,428)
Increase (decrease) in brokerage commissions payable	—	—	(29,850)
Increase (decrease) in directors’ fees payable*	1,401	4,744	(5,034)
Net cash provided by (used in) operating activities	27,759,998	73,615,098	(26,546,895)

Cash Flows from Financing Activities:
Addition of shares	224,867,063	494,531,338	82,049,192
Redemption of shares	(293,206,953)	(282,501,830)	(86,709,622)
Net cash provided by (used in) financing activities	(68,339,890)	212,029,508	(4,660,430)

Net Increase (Decrease) in Cash and Cash Equivalents	(40,579,892)	285,644,606	(31,207,325)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	451,851,179	166,206,573	197,413,898
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$411,271,287	$451,851,179	$166,206,573

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$391,438,370	$430,768,858	$165,652,103
Equity in Trading Accounts:
Cash and cash equivalents	19,832,917	21,082,321	554,470
Total Cash, Cash Equivalents and Equity in Trading Accounts	$411,271,287	$451,851,179	$166,206,573

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years ended December 31, 2022, 2021 and 2020

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

The Trust financial statements include the financial statements of USCI and CPER through December 31, 2022. For reporting commencing with the December 31, 2021 reporting period, and in conjunction with the liquidation of the United States Agriculture Index Fund (“USAG”) on September 12, 2018, the withdrawal of the registration statement for the USCF Canadian Crude Oil Index Fund (“UCCO”) on December 19, 2018, and the withdrawal of XBET’s registration statement on June 25, 2020, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended December 31, 2022 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2022, USCF held 5 shares of USCI and 40 shares of CPER, as a limited partner.

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

In connection with the Second Amended and Restated Trust Agreement dated November 10, 2010, CPER was designated as additional series of the Trust. USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017. Following the designation of CPER as an additional series, USCF made an initial capital contribution to the Trust and on November 10, 2010, the Trust transferred $1,000 to CPER, which was deemed a capital contribution to the series. On November 14, 2011, USCF received 40 Sponsor Shares of CPER in exchange for the previously received capital contribution, representing a beneficial interest in CPER. On December 7, 2011, USCF redeemed the 40 Sponsor Shares of CPER and purchased 40 shares of CPER in the open market.

CPER received notice of effectiveness from the SEC for its registration of 30,000,000 CPER shares September 6, 2011. The order to permit listing CPER on the NYSE Arca was received on October 20, 2011. On November 15, 2011, CPER listed its shares on the NYSE Arca under the ticker symbol “CPER.” CPER established its initial per share NAV by setting the price at $25 and issued 100,000 shares to the initial Authorized Participant, Merrill Lynch Professional Clearing Corp., in exchange for $2,500,000 in cash on November 15, 2011. The $1,000 fee that would otherwise be charged to the Authorized Participant in connection with an order to create or redeem was waived in connection with the initial Creation Basket.

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2022, USCI held 911 Futures Contracts on the NYMEX, held 2,499 Futures Contracts on the ICE Futures, held 1,419 Futures Contracts on the CBOT, did not hold any Futures Contracts on the CME, held 1,017 Futures Contracts on the LME and 191 Futures Contracts on the COMEX, totaling 6,037 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of December 31, 2022, CPER held 1,779 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2022, 2021 and 2020, USCI incurred $6,617, $32,976 and $0  respectively, in registration fees and offering expenses. For the years ended December 31, 2022, 2021 and 2020, CPER incurred $24,094, $117,738 and $0 respectively, in registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the other Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each other Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2022 are estimated to be a total of $1,258,000 for the Trust Series and the other Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2022 totaled $71,043 and CPER’s portion of such fees and expenses for the year ending December 31, 2022 totaled $80,390. For the year ended December 31, 2021, these fees and expenses were $1,081,963 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2021 was $45,061 and CPER’s portion of such fees and expenses for the year ending December 31, 2021 was $53,747. For the year ended December 31, 2020, these fees and expenses were $586,896 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ended December 31, 2020  was $48,135 and CPER’s portion of such fees and expenses for the year ended December 31, 2020 was $6,874.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. For the years ended December 31, 2022, 2021 and 2020, USCI incurred $553,920, $198,650 and $209,660 respectively, in investor tax reporting costs. For the years ended December 31, 2022, 2021 and 2020, CPER incurred $423,101, $280,967 and $75,614 respectively, in investor tax reporting costs. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF previously paid certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the year ended December 31, 2022, 2021 and 2020 USCF waived $-, $63,274 and $58,202, respectively, of expenses for CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below and terminated on April 30, 2021.

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

USCI

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Total commissions accrued to brokers	$208,672	$151,236	$130,772
Total commissions as annualized percentage of average total net assets	0.07%	0.07%	0.10%
Commissions accrued as a result of rebalancing	$195,577	$140,854	$123,122
Percentage of commissions accrued as a result of rebalancing	93.72%	93.14%	94.15%
Commissions accrued as a result of creation and redemption activity	$13,095	$10,382	$7,650
Percentage of commissions accrued as a result of creation and redemption activity	6.28%	6.86%	5.85%

The increase in total commissions accrued to brokers for the year ended December 31, 2022, compared to the year ended 2021, was due primarily to a higher number of contracts held and traded.

CPER

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Total commissions accrued to brokers	$55,612	$65,088	$6,587
Total commissions as annualized percentage of average total net assets	0.03%	0.03%	0.03%
Commissions accrued as a result of rebalancing	$48,186	$52,546	$4,363
Percentage of commissions accrued as a result of rebalancing	86.65%	80.73%	66.24%
Commissions accrued as a result of creation and redemption activity	$7,426	$12,542	$2,224
Percentage of commissions accrued as a result of creation and redemption activity	13.35%	19.27%	33.76%

The decrease in total commissions accrued to brokers for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to a lower number of contracts held and traded.

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

All of the futures contracts held by each Trust Series through December 31, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2022 and December 31, 2021, USCI held investments in money market funds in the amounts of $233,050,000 and $217,576,877, respectively. As of December 31, 2022 and December 31, 2021, CPER held investments in money market funds in the amounts of $158,200,000 and $212,935,787, respectively. Each Trust Series also holds cash deposits with its custodian. As of December 31, 2022 and December 31, 2021, USCI held cash deposits and investments in Treasuries in the amounts of $13,007,371 and $12,438,761, respectively, with the custodian and FCMs. As of December 31, 2022 and December 31, 2021, CPER held cash deposits and investments in Treasuries in the amounts of $7,013,916 and $8,899,754, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2022, 2021 and 2020 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020

Per Share Operating Performance:
Net asset value, beginning of year	$43.43	$32.58	$36.87
Total income (loss)	13.39	11.25	(3.96)
Total expenses	(0.59)	(0.40)	(0.33)
Net increase (decrease) in net asset value	12.80	10.85	(4.29)
Net asset value, end of year	$56.23	$43.43	$32.58

Total Return	29.47%	33.30%	(11.64)%

Ratios to Average Net Assets
Total income (loss)	22.65%	26.58%	(18.63)%
Management fees	0.80%*	0.80%*	0.80%*
Total expenses excluding management fees*	0.28%	0.21%	0.30%
Expense waived*	—%	—%	—%
Net expense excluding management fees	0.28%	0.21%	0.30%
Net income (loss)	21.57%	25.57%	(19.73)%

*Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.

CPER

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020

Per Share Operating Performance:
Net asset value, beginning of year	$27.24	$21.72	$17.54
Total income (loss)	(3.93)	5.74	4.33
Total expenses	(0.24)	(0.22)	(0.15)
Net increase (decrease) in net asset value	(4.17)	5.52	4.18
Net asset value, end of year	$23.07	$27.24	$21.72

Total Return	(15.31)%	25.41%	23.83%

Ratios to Average Net Assets
Total income (loss)	(17.40)%	9.82%	36.77%
Management fees*†	0.65%	0.65%	0.65%
Total expenses excluding management fees	0.32%	0.23%	0.43%
Expense waived*†	—%	(0.03)%	(0.28)%
Net expense excluding management fees	0.32%	0.20%	0.15%
Net income (loss)	(18.37)%	8.97%	35.97%

*Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.

†USCF paid certain expenses typically borne by CPER on a discretionary basis where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated the expense waiver as of April 30, 2021.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2022 and 2021.

USCI

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2022	2022	2022	2022
Total Income (Loss)	$65,920,524	$(2,222,314)	$(19,228,766)	$24,505,133
Total Expenses	686,919	946,715	880,271	769,393
Net Income (Loss)	$65,233,605	$(3,169,029)	$(20,109,037)	$23,735,740
Net Income (Loss) per Share	$11.76	$(0.28)	$(3.46)	$4.78

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2021	2021	2021	2021
Total Income (Loss)	$12,816,644	$25,210,355	$3,430,855	$14,396,938
Total Expenses	401,892	527,571	588,753	604,900
Net Income (Loss)	$12,414,752	$24,682,784	$2,842,102	$13,792,038
Net Income (Loss) per Share	$2.98	$4.90	$0.50	$2.47

CPER

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2022	2022	2022	2022
Total Income (Loss)	$13,989,842	$(54,315,842)	$(12,686,525)	$19,590,559
Total Expenses	488,722	559,756	456,016	354,953
Expense Waivers	$—	$—	$—	$—
Net Expenses	488,722	559,756	456,016	354,953.00
Net Income (Loss)	13,501,120	(54,875,598)	(13,142,541)	19,235,606
Net Income (Loss) per Share	$1.66	$(6.48)	$(1.87)	$2.52

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2021	2021	2021	2021
Total Income (Loss)	$11,293,497	$6,009,965	$(13,806,022)	$20,145,305
Total Expenses	291,634	638,563	623,453	556,412
Expense Waivers	$(34,339)	$(28,935)	$—	$—
Net Expenses	257,295	609,628	623,453	556,412
Net Income (Loss)	11,036,202	5,400,337	(14,429,475)	19,588,893
Net Income (Loss) per Share	$2.92	$1.66	$(1.27)	$2.21

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

The following table summarizes the valuation of USCI’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$233,050,000	$233,050,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	6,744,521	6,744,521	—	—
Foreign Contracts	2,654,209	2,654,209	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$217,576,877	$217,576,877	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	930,577	930,577	—	—
Foreign Contracts	3,915,297	3,915,297	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$158,200,000	$158,200,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,972,853	3,972,853	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$212,935,787	$212,935,787	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	7,252,928	7,252,928	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	December 31, 2022	December 31, 2021
Futures - Commodity Contracts	Assets	$9,398,730	$4,845,874

Fair Value of Derivative Instruments Held by CPER

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	December 31, 2022	December 31, 2021
Futures - Commodity Contracts	Assets	$3,972,853	$7,252,928

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended		For the year ended		For the year ended
		December 31, 2022		December 31, 2021		December 31, 2020
			Change in		Change in		Change in
		Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
	Location of	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Derivatives not	Gain (Loss)	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
Accounted for as	on Derivatives	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Hedging Instruments	Recognized in Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$59,921,738		$58,239,578		$(30,357,891)

	Change in unrealized gain (loss) on open positions		$4,552,856		$(2,447,470)		$5,154,476

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended		For the year ended		For the year ended
		December 31, 2022		December 31, 2021		December 31, 2020
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(32,719,288)		$20,590,837		$3,547,675

	Change in unrealized gain (loss) on open positions		$(3,280,075)		$2,956,865		$3,949,813

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USCI has no executive officers. Pursuant to the terms of the Trust Agreement, USCI’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	60	Management Director, Vice President
Andrew F Ngim	62	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	63	Management Director
John P. Love	51	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	59	Chief Financial Officer, Secretary and Treasurer
Daphne Frydman	48	Director of Compliance
Ray W. Allen	66	Portfolio Manager
Kevin A. Baum	52	Chief Investment Officer
Gordon L. Ellis	76	Independent Director
Malcolm R. Fobes III	58	Independent Director
Peter M. Robinson	65	Independent Director

Ray W. Allen, 66, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019, and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 52, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also serves as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016,  a branch manager since January 2017, and a swap associated person since November 2020. He also is an associated person and branch manager of USCF Advisers as of February 2017, and, as of June 2021, a swap associated person. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 59, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc., formerly Wainwright Holdings, Inc. (“USCF Investments”) since December 2017. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 48, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is registered as a principal of USCF as of June 1, 2022. Ms. Frydman earned her JD from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

Nicholas D. Gerber, 60, Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 2015, Vice President from May 2015 to January 2023, and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Marygold, which is a company publicly traded under the ticker symbol “MGLD.” Marygold is the sole shareholder of USCF Investments. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Mr. Gerber serves as CEO of a newly formed Marygold subsidiary, Marygold & Co. (UK) Limited in London, England, since August 2021. Mr. Gerber also is the President and a director of USCF Investments Inc., a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. In January 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 2015, and as Vice President from June 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 51, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 62, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI and CPER since January 2013 and for the United States Agriculture Index Fund from January 2013 to September 2018. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund from May 2018 to present, and (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 63, Management Director and principal since July 2015. Mr. Nguyen served on the Board of USCF Investments, from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Gordon L. Ellis, 76, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when

Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an MBA in international finance.

Malcolm R. Fobes III, 58, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 65, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Daphne G. Frydman. Yu and USCF Investments, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Daphne G. Frydman. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in USCI. Ray W. Allen and Andrew F Ngim make trading and investment decisions for, and execute trades on behalf of, USCI. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Principals of SummerHaven

Kurt J. Nelson has been employed by SummerHaven since August 2009 as a partner. His duties include investor relations, marketing and product structuring. From September 2007 to July 2009, Mr. Nelson was employed by UBS Investment Bank as a Managing Director where he led the U.S. commodity index for UBS. Mr. Nelson was a supervisory committee member of the UBS Bloomberg CMCI Index and Dow-Jones UBS Commodity Index, and he was responsible for launching the UBS exchange-traded note platform (E-TRACS). From March 1998 to January 2007, Mr. Nelson was employed by AIG Financial Products Corp. as a Managing Director. Mr. Nelson created and managed the high-net-worth derivatives business for AIG Financial Products, and he also provided equity derivative and commodity index solutions for U.S. corporations, institutional dealers and principal dealers. Mr. Nelson was not employed from January 2007 to September 2007. Mr. Nelson became listed as a principal of SummerHaven effective October 1, 2009, as an associated person of SummerHaven effective October 12, 2009 and as an associate member of the NFA effective October 12, 2009. Mr. Nelson is 49 years old.

K. Geert Rouwenhorst has been employed by SummerHaven since April 2009 as a partner. His duties include research and investor relations. From July 1990 to present, Dr. Rouwenhorst has been employed by Yale School of Management as a Professor of Finance. Dr. Rouwenhorst became listed as a principal of SummerHaven effective October 8, 2009, as an associated person of SummerHaven effective September 1, 2011 and as an associate member of the NFA effective September 1, 2011. Dr. Rouwenhorst is 58 years old.

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

Babu V. Sonti, of SummerHaven Investment Management is the Chief Technology Officer since June 2016 and, since 2021, also the Chief Operating Officer. Previously, he was a Special Consultant to the United Nations Joint Staff Pension Fund from September 2015 to May 2016. Prior to that, Mr. Sonti was the Vice President and Chief Technology Officer of Ameritas Investment Partners, a registered investment adviser managing equity, fixed income and index derivatives, from January 2006 to August 2015 where he was responsible for developing, maintaining and researching infrastructure and trading technologies along with trading operations for equity, fixed income and index derivatives. Mr. Sonti was part of the founding team at Summit Investment Partners from June 1988 where he worked until December 2005, when Summit Investment Partners was acquired by Ameritas. Summit Investment Partners was a registered investment adviser that managed Summit Mutual Funds along with separate accounts with equity, fixed income and index derivatives for institutional investors. Mr. Sonti’s application to be a principal of SummerHaven was submitted to the National Futures Association on March 17, 2022 and remains pending. Mr. Sonti received his M.A. in Mathematics from the University of Maine and was the Assistant Professor of Mathematics & Computer Science at the College of Wooster. Mr. Sonti is 66 years old.

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

Part III

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USCI and CPER is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. From May 1, 2014 through December 31, 2022, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI and 0.65% per annum of average daily total net assets for CPER.

For 2022, each of USCI and CPER accrued aggregate management fees of $2,436,671 and $1,248,527, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2022 by the directors of USCF. Each of USCI’s and CPER’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2022 was $71,043 and $80,390, respectively.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$15,153	NA	NA	NA	$—	$—	$15,153
Gordon L. Ellis	$15,153	NA	NA	NA	$—	$—	$15,153
Malcolm R. Fobes III(1)	$18,183	NA	NA	NA	$—	$—	$18,183

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2022, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, the Trust Series or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2022	2021
Audit fees	$115,000	$115,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$115,000	$115,000

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2022	2021
Audit fees	$75,000	$75,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$75,000	$75,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Fourth Amended and Restated Declaration of Trust and Trust Agreement.
3.3(5)	Sixth Amended and Restated Limited Liability Company Agreement of the Sponsor.
4.1(9)	Description of Securities.
10.1(7)	Form of Authorized Participant Agreement.
10.1(8)	Futures and Cleared Derivatives Transactions Customer Agreement with RBC Capital Markets, LLC
10.2(3)	Marketing Agent Agreement.
10.3(4)	Amendment Agreement to Marketing Agent Agreement.
10.3(5)	Amendment 6 to the Marketing Agent Agreement, dated as of October 1, 2022, between United States Commodity Funds LLC, United States Commodity Index Funds Trust, and ALPS Distributors, Inc.
10.4(6)	Form of Custody Agreement with The Bank of New York Mellon.
10.5(6)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.6(6)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.7(8)	Amended and Restated Licensing Agreement.
10.8(8)	Amended and Restated Advisory Agreement.
23.1(10)	Consent of Independent Registered Public Accounting Firm.
31.1(10)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(10)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(10)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(10)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(3)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-195018) filed on March 31, 2016.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 24, 2018.
(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020.
(10)	Filed herewith.

Item 16. Form 10-K Summary.

None

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

Date: February 27, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ John P. Love	Chief Executive Officer of	February 27, 2023
John P. Love	United States Commodity Funds, LLC
(Principal Executive Officer)

/s/ Stuart P. Crumbaugh	Chief Financial Officer of	February 27, 2023
Stuart P. Crumbaugh	United States Commodity Funds, LLC
(Principal Financial Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.