Form 10-Q
period 2023-03-31
United States Commodity Index Funds Trust
filed 2023-05-08
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of May 1, 2023 are included in the table below:

Number of Outstanding Shares as of May 1, 2023
United States Commodity Index Fund	3,600,000
United States Copper Index Fund	5,850,000
Total	9,450,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2023 (Unaudited) and December 31, 2022

United States Commodity Index Fund

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $187,274,466 and $233,130,983, respectively) (Notes 2 and 6)	$187,274,466	$233,130,983
Equity in trading accounts:
Cash and cash equivalents (at cost $13,784,503 and $12,926,388, respectively)	13,784,503	12,926,388
Unrealized gain (loss) on open commodity futures contracts	2,068,955	9,398,730
Dividends receivable	525,188	833,949
Interest receivable	146,906	64,059
Prepaid insurance*	65,445	11,886

Total Assets	$203,865,463	$256,365,995

Liabilities and Capital
Management fees payable (Note 4)	$142,119	$178,702
Professional fees payable	173,029	340,128
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	5,127	5,696

Total Liabilities	324,230	528,481

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	203,541,233	255,837,514
Total Capital	203,541,233	255,837,514

Total Liabilities and Capital	$203,865,463	$256,365,995

Shares outstanding	3,750,000	4,550,000
Net asset value per share	$54.28	$56.23
Market value per share	$54.26	$56.28

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2023 (Unaudited) and December 31, 2022

United States Copper Index Fund

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $143,255,058 and $158,307,387, respectively) (Notes 2 and 6)	$143,255,058	$158,307,387
Equity in trading accounts:
Cash and cash equivalents (at cost $7,768,485 and $6,906,529, respectively)	7,768,485	6,906,529
Unrealized gain (loss) on open commodity futures contracts	2,461,874	3,972,853
Dividends receivable	403,260	549,553
Interest receivable	148,570	35,104
Prepaid professional fees	8,496	6,112
Prepaid insurance*	39,374	13,045

Total Assets	$154,085,117	$169,790,583

Liabilities and Capital
Management fees payable (Note 4)	$84,701	$94,784
Professional fees payable	21,835	152,375
Directors’ fees payable*	6,955	7,049

Total Liabilities	113,491	254,208

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	153,971,626	169,536,375
Total Capital	153,971,626	169,536,375

Total Liabilities and Capital	$154,085,117	$169,790,583

Shares outstanding	6,150,000	7,350,000
Net asset value per share	$25.04	$23.07
Market value per share	$24.94	$23.09

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2023 (Unaudited) and December 31, 2022

United States Commodity Index Funds Trust

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $330,529,524 and $391,438,370, respectively) (Notes 2 and 6)	$330,529,524	$391,438,370
Equity in trading accounts:
Cash and cash equivalents (at cost $21,552,988 and $19,832,917, respectively)	21,552,988	19,832,917
Unrealized gain (loss) on open commodity futures contracts	4,530,829	13,371,583
Dividends receivable	928,448	1,383,502
Interest receivable	295,476	99,163
Prepaid professional fees	8,496	6,112
Prepaid insurance*	104,819	24,931

Total Assets	$357,950,580	$426,156,578

Liabilities and Capital
Management fees payable (Note 4)	$226,820	$273,486
Professional fees payable	194,864	492,503
Brokerage commissions payable	3,955	3,955
Directors’ fees payable*	12,082	12,745

Total Liabilities	437,721	782,689

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	357,512,859	425,373,889
Total Capital	357,512,859	425,373,889

Total Liabilities and Capital	$357,950,580	$426,156,578

Shares Outstanding	9,900,000	11,900,000

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2023

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX NY Harbour ULSD Futures HO June 2023 contracts, expiring May 2023	$14,290,794	134	$156,282	0.08
CME Live Cattle Futures LC June 2023 contracts, expiring June 2023	14,630,200	227	90,750	0.04
ICE Sugar #11 Futures SB July 2023 contracts, expiring June 2023	14,726,186	619	408,117	0.20
ICE Cocoa Futures CC July 2023 contracts, expiring July 2023	14,461,470	503	95,350	0.05
ICE Coffee Futures KC July 2023 contracts, expiring July 2023	14,163,695	222	(36,170)	(0.02)
NYMEX Platinum Futures PL July 2023 contracts, expiring July 2023	14,004,075	297	891,960	0.44
CBOT Soybean Oil Futures S August 2023 contracts, expiring August 2023	14,478,163	206	165,862	0.08
NYMEX RBOB Gasoline Futures RB September 2023 contracts, expiring August 2023	14,404,854	141	172,741	0.08
CBOT Corn Futures C September 2023 contracts, expiring September 2023	14,374,650	497	(29,988)	(0.01)
CBOT Soybean Meal Futures SM September 2023 contracts, expiring September 2023	14,479,871	335	116,080	0.06
United Kingdom Contracts
ICE Low Sulphur Gasoil Futures QS May 2023 contracts, expiring May 2023	14,233,625	189	(25,550)	(0.01)
ICE Brent Crude Futures CO September 2023 contracts, expiring July 2023	14,476,160	186	238,300	0.12
Foreign Contracts
LME Lead Futures LL April 2023 contracts, expiring April 2023*	15,721,216	302	211,171	0.10
LME Lead Futures LL May 2023 contracts, expiring May 2023*	14,373,900	270	(163,463)	(0.08)
LME Zinc Futures LX July 2023 contracts, expiring July 2023*	15,692,481	210	(359,856)	(0.18)
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Lead Futures LL April 2023 contracts, expiring April 2023*	(16,083,693)	302	151,305	0.07
LME Zinc Futures LX July 2023 contracts, expiring July 2023*	(935,226)	13	(13,936)	(0.01)
Total Open Futures Contracts*	$201,492,421	4,653	$2,068,955	1.01

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2023 (continued)

United States Commodity Index Fund

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
4.70%, 5/18/2023	$10,000,000	$9,939,357	4.88
4.86%, 6/20/2023	10,000,000	9,893,778	4.86
4.90%, 6/27/2023	10,000,000	9,883,638	4.86
5.08%, 7/05/2023	10,000,000	9,868,319	4.85
Total United States Treasury Obligations		39,585,092	19.45
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.79%#	122,800,000	122,800,000	60.33
Total United States Money Market Funds		122,800,000	60.33
Total Cash Equivalents		$162,385,092	79.78

#    Reflects the 7-day yield at March 31, 2023.

*    Collateral amounted to $13,784,503 on open commodity futures contracts.

**   All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2023

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG, May 2023 contracts, expiring May 2023	$48,401,488	501	$2,882,125	1.87
COMEX Copper Futures HG July 2023 contracts, expiring July 2023	51,510,725	500	(229,475)	(0.15)
COMEX Copper Futures HG September 2023 contracts, expiring September 2023	51,419,363	499	(190,776)	(0.12)
Total Open Futures Contracts*	$151,331,576	1,500	$2,461,874	1.60

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
4.70%, 5/18/2023	$5,000,000	$4,969,678	3.23
4.86%, 6/20/2023	5,000,000	4,946,889	3.21
4.90%, 6/27/2023	5,000,000	4,941,819	3.21
5.08%, 7/05/2023	5,000,000	4,934,160	3.20
Total United States Treasury Obligations		19,792,546	12.85
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.79%#	97,950,000	97,950,000	63.62
Total United States Money Market Funds		97,950,000	63.62
Total Cash Equivalents		$117,742,546	76.47

#    Reflects the 7-day yield at March 31, 2023.

*    Collateral amounted to $7,768,485 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(3,511,508)	$56,808,970
Change in unrealized gain (loss) on open commodity futures contracts	(7,329,775)	9,065,852
Dividend income	2,082,717	40,288
Interest income*	443,656	164
ETF transaction fees	4,550	5,250
Total Income (Loss)	$(8,310,360)	$65,920,524

Expenses
Management fees (Note 4)	$457,636	$565,816
Professional fees	96,198	49,199
Brokerage commissions	54,445	51,836
Directors’ fees and insurance	18,198	13,451
Registration fees	—	6,617
Total Expenses	$626,477	$686,919
Net Income (Loss)	$(8,936,837)	$65,233,605
Net Income (Loss) per share	$(1.95)	$11.76
Net Income (Loss) per weighted average share	$(2.11)	$11.43
Weighted average shares outstanding	4,235,556	5,708,889
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$14,036,387	$10,114,375
Change in unrealized gain (loss) on open commodity futures contracts	(1,510,979)	3,840,106
Dividend income	1,464,907	30,055
Interest income*	296,190	56
ETF transaction fees	7,000	5,250
Total Income (Loss)	$14,293,505	$13,989,842

Expenses
Management fees (Note 4)	$256,037	$370,162
Professional fees	101,467	67,522
Brokerage commissions	16,912	11,366
Directors’ fees and insurance	21,210	15,580
Registration fees	—	24,092
Total Expenses	$395,626	488,722
Net Income (Loss)	$13,897,879	$13,501,120
Net Income (Loss) per share	$1.97	$1.66
Net Income (Loss) per weighted average share	$2.15	$1.62
Weighted average shares outstanding	6,451,111	8,344,444
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Income
Realized gain (loss) on closed commodity futures contracts	$10,524,879	$66,923,345
Change in unrealized gain (loss) on open commodity futures contracts	(8,840,754)	12,905,958
Dividend income	3,547,624	70,343
Interest income*	739,846	220
ETF transaction fees	11,550	10,500
Total Income (Loss)	$5,983,145	$79,910,366

Expenses
Management fees (Note 4)	$713,673	$935,978
Professional fees	197,665	116,721
Brokerage commissions	71,357	63,202
Directors’ fees and insurance	39,408	29,031
Registration fees	—	30,709
Total Expenses	1,022,103	1,175,641
Expense waiver (Note 4)	—	—
Net Income (Loss)	$4,961,042	$78,734,725
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2023 and 2022

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Balances at beginning of period	$255,837,514	$234,520,505
Addition of 150,000 and 1,250,000 shares, respectively	8,146,814	66,425,839
Redemption of (950,000) and (300,000) shares, respectively	(51,506,258)	(15,720,266)
Net income (loss)	(8,936,837)	65,233,605

Balances at end of period	$203,541,233	$350,459,683
*	Sponsor’s shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2023 and 2022

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Balances at beginning of period	$169,536,375	$228,783,408
Addition of 1,300,000 and 1,800,000 shares, respectively	32,717,196	51,201,330
Redemption of (2,500,000) and (650,000) shares, respectively	(62,179,824)	(17,501,848)
Net income (loss)	13,897,879	13,501,120

Balances at end of period	$153,971,626	$275,984,010

*     Sponsor’s shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2023 and 2022

United States Commodity Index Funds Trust

	Shareholders
	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Balances at beginning of period	$425,373,889	$463,303,913
Addition of 1,450,000 and 3,050,000 shares, respectively	40,864,010	117,627,169
Redemption of (3,450,000) and (950,000) shares, respectively	(113,686,082)	(33,222,114)
Net income (loss)	4,961,042	78,734,725

Balances at end of period	$357,512,859	$626,443,693

*     Sponsor’s shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2023 and 2022

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(8,936,837)	$65,233,605
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	7,329,775	(9,065,852)
(Increase) decrease in dividends receivable	308,761	(26,026)
(Increase) decrease in interest receivable	(82,847)	20
(Increase) decrease in prepaid insurance*	(53,559)	(44,767)
(Increase) decrease in prepaid registration fees	—	6,616
Increase (decrease) payable due to custody	—	—
Increase (decrease) in Management fees payable	(36,583)	76,915
Increase (decrease) in professional fees payable	(167,099)	(117,342)
Increase (decrease) in directors’ fees payable*	(569)	364
Net cash provided by (used in) operating activities	(1,638,958)	56,063,533

Cash Flows from Financing Activities:
Addition of shares	8,146,814	66,425,839
Redemption of shares	(51,506,258)	(15,720,266)
Net cash provided by (used in) financing activities	(43,359,444)	50,705,573

Net Increase (Decrease) in Cash and Cash Equivalents	(44,998,402)	106,769,106

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	246,057,371	230,015,638
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$201,058,969	$336,784,744

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$187,274,466	$319,330,798
Equity in Trading Accounts:
Cash and cash equivalents	13,784,503	17,453,946
Total Cash, Cash Equivalents and Equity in Trading Accounts	$201,058,969	$336,784,744

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2023 and 2022

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$13,897,879	$13,501,120
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	1,510,979	(3,840,106)
(Increase) decrease in dividends receivable	146,293	(16,671)
(Increase) decrease in interest receivable	(113,466)	65
(Increase) decrease in prepaid professional fees	(2,384)	—
(Increase) decrease in prepaid insurance*	(26,329)	(49,692)
(Increase) decrease in prepaid registration fees	—	24,092
(Increase) decrease in ETF transaction fees receivable	—	(350)
Increase (decrease) payable due to custody	—	—
Increase (decrease) in Management fees payable	(10,083)	3,074
Increase (decrease) in professional fees payable	(130,540)	(79,316)
Increase (decrease) in directors’ fees payable*	(94)	(94)
Net cash provided by (used in) operating activities	15,272,255	9,542,122

Cash Flows from Financing Activities:
Addition of shares	32,717,196	46,866,524
Redemption of shares	(62,179,824)	(17,501,848)
Net cash provided by (used in) financing activities	(29,462,628)	29,364,676

Net Increase (Decrease) in Cash and Cash Equivalents	(14,190,373)	38,906,798

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	165,213,916	221,835,541
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$151,023,543	$260,742,339

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$143,255,058	$255,303,820
Equity in Trading Accounts:
Cash and cash equivalents	7,768,485	5,438,519
Total Cash, Cash Equivalents and Equity in Trading Accounts	$151,023,543	$260,742,339

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2023 and 2022

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$4,961,042	$78,734,725
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	8,840,754	(12,905,958)
(Increase) decrease in dividends receivable	455,054	(42,697)
(Increase) decrease in interest receivable	(196,313)	85
(Increase) decrease in prepaid professional fees	(2,384)	—
(Increase) decrease in prepaid insurance*	(79,888)	(94,459)
(Increase) decrease in prepaid registration fees	—	30,708
(Increase) decrease in ETF transaction fees receivable	—	(350)
Increase (decrease) in Management fees payable	(46,666)	79,989
Increase (decrease) in professional fees payable	(297,639)	(196,658)
Increase (decrease) in directors’ fees payable*	(663)	270
Net cash provided by (used in) operating activities	13,633,297	65,605,655

Cash Flows from Financing Activities:
Addition of shares	40,864,010	113,292,363
Redemption of shares	(113,686,082)	(33,222,114)
Net cash provided by (used in) financing activities	(72,822,072)	80,070,249

Net Increase (Decrease) in Cash and Cash Equivalents	(59,188,775)	145,675,904

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	411,271,287	451,851,179
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$352,082,512	$597,527,083

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$330,529,524	$574,634,618
Equity in Trading Accounts:
Cash and cash equivalents	21,552,988	22,892,465
Total Cash, Cash Equivalents and Equity in Trading Accounts	$352,082,512	$597,527,083

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2023

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

The respective Trust Series, USO, UNG, UGA, UNL, USL and BNO are referred to collectively herein as the “Related Public Funds.”

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

The Trust financial statements include the financial statements of USCI and CPER through March 31, 2023. For reporting commencing with the December 31, 2021 reporting period, and in conjunction with the liquidation of the United States Agriculture Index Fund (“USAG”) on September 12, 2018, the withdrawal of the registration statement for the USCF Canadian Crude Oil Index Fund (“UCCO”) on December 19, 2018, and the withdrawal of XBET’s registration statement on June 25, 2020, the USAG and UCCO financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2023 for any Trust Series.

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

Trust Capital and Allocation of Income and Losses

Profit or loss shall be allocated among the shareholders of each Trust Series in proportion to the weighted-average number of shares each investor holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2023, USCF  held 5 shares of USCI and 40 shares of CPER, as a limited partner.

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

USCI’s shares began trading on August 10, 2010. As of March 31, 2023, USCI held 572 Futures Contracts on the NYMEX, held 1,719 Futures Contracts on the ICE Futures, held 1,038 Futures Contracts on the CBOT, held 227 Futures Contracts on the CME, held 1,097 Futures Contracts on the LME and did not hold any Futures Contracts on the COMEX, totaling 4,653 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of March 31, 2023, CPER held 1,500 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2023 and 2022, USCI incurred $0 and $6,617 respectively, in registration fees and offering expenses. For the three months ended March 31, 2023 and 2022, CPER incurred $0 and $24,092 respectively, in registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER. On January 27, 2023 the SEC declared effective registration statements filed by each of USCI and CPER that registered an unlimited number of shares. As a result, USCI and CPER each have an unlimited number of shares that can be issued in the form of Creation Baskets.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the other Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each other Trust Series and each other Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2023 are estimated to be a total of $1,210,000 for the Trust Series and the other Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2023 is estimated to be a total of $91,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2023 is estimated to be a total of $56,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $215,000 and for the year ending December 31, 2023 for USCI and $250,000 for the year ending December 31, 2023 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

USCI

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Total commissions accrued to brokers	$54,445	$51,836
Total commissions as annualized percentage of average total net assets	0.10%	0.07%

The increase in total commissions accrued to brokers for the three months ended March 31, 2023, compared to the three months ended 2022, was due primarily to a higher number of contracts held and traded.

CPER

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Total commissions accrued to brokers	$16,912	$11,366
Total commissions as annualized percentage of average total net assets	0.04%	0.02%

The increase in total commissions accrued to brokers for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to a higher number of contracts held and traded.

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

All of the futures contracts held by each Trust Series through March 31, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2023 and December 31, 2022, USCI held investments in money market funds in the amounts of $122,800,000 and $233,050,000, respectively. As of March 31, 2023 and December 31, 2022, CPER held investments in money market funds in the amounts of $97,950,000 and $158,200,000, respectively. Each Trust Series also holds cash deposits with its custodian. As of March 31, 2023 and December 31, 2022, USCI held cash deposits and investments in Treasuries in the amounts of $78,258,969 and $13,007,371, respectively, with the custodian and FCMs. As of March 31, 2023 and December 31, 2022, CPER held cash deposits and investments in Treasuries in the amounts of $53,073,543 and $7,013,916, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2023 and 2022 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$56.23	$43.43
Total income (loss)	(1.80)	11.88
Total expenses	(0.15)	(0.12)
Net increase (decrease) in net asset value	(1.95)	11.76
Net asset value, end of period	$54.28	$55.19

Total Return	(3.47)%	27.08%

Ratios to Average Net Assets
Total income (loss)	(3.58)%	22.98%
Management fees#*	0.80%	0.80%
Total expenses excluding management fees#*	0.30%	0.17%
Expense waived#*	—%	—%
Net expense excluding management fees#	0.30%	0.17%
Net income (loss)	(3.85)%	22.74%
*	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
#	Annualized.

CPER

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$23.07	$27.24
Total income (loss)	2.03	1.72
Total expenses	(0.06)	(0.06)
Net increase (decrease) in net asset value	1.97	1.66
Net asset value, end of period	$25.04	$28.90

Total Return	8.54%	6.09%

Ratios to Average Net Assets
Total income (loss)	8.95%	6.06%
Management fees#*	0.65%	0.65%
Total expenses excluding management fees#*	0.35%	0.21%
Expense waived#*	—%	—%
Net expense excluding management fees#	0.35%	0.21%
Net income (loss)	8.70%	5.85%
*	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER.
#	Annualized.

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

The following table summarizes the valuation of USCI’s securities at March 31, 2023 using the fair value hierarchy:

At March 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$162,385,092	$162,385,092	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,030,984	2,030,984	—	—
Foreign Contracts	37,971	37,971	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$233,050,000	$233,050,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	6,744,521	6,744,521	—	—
Foreign Contracts	2,654,209	2,654,209	—	—

The following table summarizes the valuation of CPER’s securities at March 31, 2023 using the fair value hierarchy:

At March 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$117,742,546	$117,742,546	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,461,874	2,461,874	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$158,200,000	$158,200,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,972,853	3,972,853	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2023	December 31, 2022
Futures - Commodity Contracts	Assets	$2,068,955	$9,398,730

Fair Value of Derivative Instruments Held by CPER

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2023	December 31, 2022
Futures - Commodity Contracts	Assets	$2,461,874	$3,972,853

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the three months ended		For the three months ended
		March 31, 2023		March 31, 2022
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(3,511,508)		$56,808,970

	Change in unrealized gain (loss) on open positions		$(7,329,775)		$9,065,852

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the three months ended		For the three months ended
		March 31, 2023		March 31, 2022
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$14,036,387		$10,114,375

	Change in unrealized gain (loss) on open positions		$(1,510,979)		$3,840,106

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Form-Q that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and movements in the commodities markets and indexes that track such movements, each Trust Series’ operations, USCF’s plans and references to each Trust Series’ future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this prospectus, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments.

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of March 31, 2023, USCI held 572 Futures Contracts on the NYMEX, held 1,719 Futures Contracts on the ICE Futures, held 1,038 Futures Contracts on the CBOT, held 227 Futures Contracts on the CME, held 1,097 Futures Contracts on the LME and did not hold any Futures Contracts on the COMEX, totaling 4,653 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of March 31, 2023, CPER held 1,500 Futures Contracts on the COMEX.

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

As of March 31, 2023, USCI held 572 Futures Contracts on the NYMEX, held 1,719 Futures Contracts on the ICE Futures, held 1,038 Futures Contracts on the CBOT, held 227 Futures Contracts on the CME, held 1,097  Futures Contracts on the LME and did not hold any Futures Contracts on the COMEX, totaling 4,653 futures contracts. As of March 31, 2023, CPER held 1,500 Futures Contracts on the COMEX. [For the three months ended March 31, 2023, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2023, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Federal Position Limits

Part 150 of the CFTC’s regulations (the “Position Limits Rule”) establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts that all market participants must comply with, with certain exemptions.

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

Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of a Trust Series’ investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The spread of COVID-19 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 had a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn had a significant adverse effect on the prices of Natural Gas Futures Contracts, including the Benchmark Futures Contracts, and Other Natural Gas-Related Contracts.

Infectious disease outbreaks like COVID-19 may arise in the future and could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to such an outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by each Trust Series. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Commodity Markets

Commodity Futures Price Movements

Three Months Ended March 31, 2023

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a mostly upward/downward trend during the three months ended March 31, 2023. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	(3.12)%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	(4.94)%
Bloomberg Commodity Index Total Return(2)	(5.36)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(3.38)%
(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2022 was $1,933.23.  As of March 31, 2023, the value of the SDCI was $1,872.88, down approximately (3.12)% over the three months ended March 31, 2023.

[Of the 27 components of SummerHaven Dynamic Commodity Index (SDCI), sixteen had positive returns for first-half 2022. Gas Oil returned 57.7% in the first-half 2022 while Copper declined by -17.4%. The best performing sector was energy (up 57.7%). Commodities have continued the 2021 rally as inflation grew from 1.4% in 2020 to 9.1% in 2022. Inflation is a headwind for stocks and bonds and a tailwind for real assets such as commodities. Historically, commodities have been a hedge against inflation and positive inflation shocks. In 2022, as the fact of high inflation became more evident, stocks and Bonds suffered losses while commodities continued to perform well. The age-old wisdom of stock-bond diversification has been challenged in an unprecedented way. Since the inception in 1976 of US aggregate bond index, 2022 is the only year where both US stocks and bonds have experience significant negative returns (-20.0% and -10.3% respectively). In contrast, USCI’s NAV was down (3.47)% for the three months ended March 31, 2023.]*

* USCF to Confirm

The return of approximately (3.12)% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $56.23 and ended the period at $54.28 on March 31, 2023, a decrease of approximately (3.47)% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

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

Copper Markets

Copper Futures Price Movements

Three Months Ended March 31, 2023

As measured by the two major copper indexes, copper futures prices exhibited a mostly upward/downward trend during the three months ended March 31, 2023. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	8.93%
Bloomberg Copper Subindex Total Return(2)	8.36%
(1)	The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2022 was $1,222.97. As of March 31, 2023, the value of the SCI was $1,332.24, up approximately 8.93% over the three months ended March 31, 2023.

The return of approximately 8.93% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $23.07 and ended the period at $25.04 on March 31, 2023, an increase of approximately 8.54% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

[During the quarter ended March 31, 2023, the price of the front month copper futures contract traded in a range between $3.2105 per pound and $4.9290 per pound. Prices decreased by 16.78% between December 31, 2022 to March 31, 2023 finishing the period at $3.8105. Copper futures markets rose dramatically from 2020 to mid-April 2022. Copper prices declined sharply from late spring to mid-summer due to concerns about demand from the manufacturing sector, monetary tightening and related concerns about a slowdown in global growth, and COVID-19 flare ups in China. In the second half of 2022, Copper recovered some of its earlier losses for the year, partially as a result of China reopening its economy. Long-term, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases.]*

* USCF to Confirm

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

Since its initial offering of 50,000,000 shares, USCI has registered 10,000,000 additional shares as of March 31, 2023. As of March 31, 2023, USCI had issued 41,300,000 shares, 3,750,000 of which were outstanding. As of March 31, 2023, USCI had an unlimited number of shares registered for issuance. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

Since its initial offering of 30,000,000 shares, CPER has registered 50,000,000 additional shares as of March 31, 2023. As of March 31, 2023, CPER had issued 25,200,000 shares, 6,150,000 of which were outstanding. As of March 31, 2023, CPER had an unlimited number of shares registered for issuance. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017.

As of March 31, 2023, USCI and CPER had the following Authorized Participants: BNP Paribas Securities Corp., Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Company, Jefferies LLC., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

USCI

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Average daily total net assets	$231,996,221	$286,837,344
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,526,373	$40,452
Annualized yield based on average daily total net assets	4.42%	0.06%
Management fee	$457,636	$565,816
Total fees and other expenses excluding management fees	$168,841	$121,103
Fees and expenses related to the registration or offering of additional shares	$—	$6,617
Total commissions accrued to brokers	$54,445	$51,836
Total commissions as annualized percentage of average total net assets	0.10%	0.07%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to an increase in reporting fees.

The increase in total commissions accrued to brokers for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to a higher number of Futures Contracts being held and traded.

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

CPER

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Average daily total net assets	$159,749,672	$230,955,494
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,761,097	$30,111
Annualized yield based on average daily total net assets	4.47%	0.05%
Management fee	$256,037	$370,162
Total fees and other expenses excluding management fees	$139,589	$118,560
Fees and expenses related to the registration or offering of additional shares	$—	$24,092
Total commissions accrued to brokers	$16,912	$11,366
Total commissions as annualized percentage of average total net assets	0.04%	0.02%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to an increase in professional and reporting fees.

The increase in total commissions accrued to brokers for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to a higher number of Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended March 31, 2023, the simple average daily change in the SDCI was 0.005%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.001%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (0.331)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through March 31, 2023, the simple average daily change in the SDCI was 0.012%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.006%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (6.689)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended March 31, 2023, the last trading day in March. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended March 31, 2023.

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

For the three months ended March 31, 2023, the actual total return of USCI as measured by changes in its per share NAV was (3.47)%. This is based on an initial per share NAV of $56.23 as of December 31, 2022 and an ending per share NAV as of March 31, 2023 of $54.28. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $54.47 as of March 31, 2023, for a total return over the relevant time period of (3.13)%. The difference between the actual per share NAV total return of USCI of (3.47)% and the expected total return based on the SDCI of (3.13)% was a difference over the time period of (0.34)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the three months ended March 31, 2022, the actual total return of USCI as measured by changes in its per share NAV was 27.08%. This is based on an initial per share NAV of $43.43 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $55.19. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $55.44 as of March 31, 2022, for a total return over the relevant time period of 27.65%. The difference between the actual per share NAV total return of USCI of 27.08% and the expected total return based on the SDCI of 27.65% was a difference over the time period of (0.57)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended March 31, 2023, the simple average daily change in the SCI was 0.010%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.006%. The average daily difference was  (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (1.669)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through March 31, 2023, the simple average daily change in the SCI was 0.013%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.009%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.080)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended March 31, 2023, the last trading day in March. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended March 31, 2023.

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

For the three months ended March 31, 2023, the actual total return of CPER as measured by changes in its per share NAV was 8.54%. This is based on an initial per share NAV of $23.07 as of December 31, 2022 and an ending per share NAV as of March 31, 2023 of $25.04. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $25.13 as of March 31, 2023, for a total return over the relevant time period of 8.93%. The difference between the actual per share NAV total return of CPER of 8.54% and the expected total return based on the SCI of 8.93% was an error over the time period of (0.39)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, the three months ended March 31, 2022, the actual total return of CPER as measured by changes in its per share NAV was 6.09%. This is based on an initial per share NAV of $27.24 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $28.90. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $28.99 as of March 31, 2022, for a total return over the relevant time period of 6.42%. The difference between the actual per share NAV total return of CPER of 6.09% and the expected total return based on the SCI of 6.42% was an error over the time period of (0.33)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2023. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the three months ended March 31, 2023, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2023, none of the Trust Series held any Other-Related Investments, but did, at times, temporarily hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of March 31, 2023.

Non-Primary,
28.57%
Petroleum,
28.57%
Industrial Metals,
14.29%
Grains,
21.43%
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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2013 through March 31, 2023. The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from

Year Ending 2013 through March 31, 2023 YTD

Year	Ending Level*	Annual Return
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022	1,933.23	31.65%
2023 (YTD)	1,872.88	(3.12)%

*The “base level” for the SDCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SDCI on the last trading day of each year and is used to illustrate the cumulative performance of the SDCI. In addition to the actual performance of the SDCI, this chart includes the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the January 1, 2013 through December 24, 2020 period.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year

Total Returns (Year Ending 2013 through- 3/31/23 YTD)*

40%
30%
20%
10%
0%
-10%
-20%
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023 YTD

source: Summerhaven Index Management, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the January 1, 2013 through December 24, 2020 period.

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2023.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2023
		S&P GSCI	DB LCI OY	SDCI TR
	BCOM TR	TR	TR	Actual
Total return	50.54%	8.62%	323.11%	732.31%
Average annualized return (total)	2.74%	3.50%	7.88%	10.37%
Annualized volatility	16.11%	23.20%	18.90%	15.45%
Annualized Sharpe ratio	0.05	0.06	0.30	0.53

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through March 31, 2023 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OYTR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2023; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher.

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

The following chart compares the total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2013 and March 31, 2023, where the SDCI TR includes the initial composition of the index until December 24, 2020 when changes to the index composition became effective.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the SDCI TR

(3/31/2013-3/31/2023)

SDCI TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
140
120
100
80
60
40
20
-
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

Source: SHIM, Bloomberg

The following chart compares the total return of the SDCI in comparison with the actual total return of three major indexes over a five year period, where the SDCI TR includes the initial composition of the index until December 24, 2020 when changes to the index composition became effective.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the SDCI TR

(3/31/2018-3/31/2023)

SDCI TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
180
160
140
120
100
80
60
40
20
-
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of March 31, 2023.

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2013 through March 31, 2023.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Performance Results* for the SCI for the period

from Year Ending 2013 through March 31, 2023 YTD

Year	Ending Level*	Annual Return
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022	1,224.00	(13.96)%
2023 (YTD)	1,332.24	8.93%

*    The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Total Returns (Year Ending 2013 through- 3/31/2023 YTD)

40%
30%
20%
10%
0%
-10%
-20%
-30%
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023 YTD

Source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

The following table compares the total return of the SCI in comparison with the total return a major index and spot copper prices (less storage cost) from December 31, 1997 through March 31, 2023.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Historical Results for the period
	from December 31, 1997 through March 31, 2023
	BCOM	Spot Copper	SCI TR
	HG TR	(less storage)	Actual
Total return	463.68%	153.17%	750.73%
Average annualized return (total)	13.31%	9.53%	15.49%
Annualized volatility	25.57%	24.71%	25.07%
Annualized Sharpe ratio	0.44	0.30	0.53

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through March 31, 2023 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which became effective on January 1, 2021, been effective during the period from December 31, 1997 through December 31, 2020. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2023; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between March 31, 2013 and March 31, 2023, where the SCI includes the original composition of the index until the changes described above and became effective on January 1, 2021, from which point then the revised composition of the index is included.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM Copper TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the SCI TR (3/31/2013-3/31/2023)

SCI TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
160
140
120
100
80
60
40
20
-
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

Source: SHIM, Bloomberg, LME

The following chart compares the total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period, where the SCI includes the original composition of the index until the changes described above and became effective on January 1, 2021, from which point then the revised composition of the index is included.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM Copper TR, Spot Copper Price, Spot Copper Price less Storage

Cost, and the SCI TR (3/31/2018-3/31/2023)

175
150
125
100
75
50
25
-
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2023, each Trust Series’ income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets exceeded the expenses.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2023, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the three months ended March 31, 2023, USCI did not make investments on any foreign exchanges. During the three months ended March 31, 2023, CPER did not make investments on any foreign exchanges.

In the future, a Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2023, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $201,058,969 and $151,023,543, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2023, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. In return for its services, USCF is entitled to a management fee calculated as a fixed percentage of a Trust Series’ NAV. The management fee payable to USCF is 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. Ongoing fees, costs and expenses of its operation for which a Trust Series is responsible include:

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the three months ended March 31, 2023, FCM fees were approximately 0.10% of average daily total net assets for USCI, and approximately 0.04% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust and terminated on April 30, 2021.

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

As of March 31, 2023, USCI’s portfolio consisted of 4,653 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 1,500 Futures Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

During the three-month reporting period ended March 31, 2023, no Trust Series had any OTC activities.

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

Certifications

The certifications by the Principal Executive Officer and Principal Financial Officer of the Trust required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as exhibits to this Quarterly Report on Form 10-Q, apply both to the Trust taken as a whole and each Trust Series, and the Principal Executive Officer and Principal Financial Officer of the Trust are certifying both as to the Trust taken as a whole and each Trust Series.

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

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims and moved for their dismissal. On March 15, 2023, the Court issued a decision granting defendants' motion to dismiss, with prejudice as to the 1934 Act claims and without prejudice as to the CUSA claim.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 27, 2023 (the “Form 10-K”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 19 baskets (comprising 950,000 shares) during the first quarter of the year ending December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2023:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/23 to 1/31/23	300,000	$55.44
2/1/23 to 2/28/23	400,000	$54.23
3/1/23 to 3/31/23	250,000	$52.72
Total	950,000

(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 50 baskets (comprising 2,500,000 shares) during the first quarter of the year ending December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2023:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/23 to 1/31/23	1,750,000	$24.91
2/1/23 to 2/28/23	450,000	$25.06
3/1/23 to 3/31/23	300,000	$24.38
Total	2,500,000

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

Date: May 8, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2023