Form 10-K
period 2023-12-31
United States Commodity Index Funds Trust
filed 2024-02-29
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2023 and the number of outstanding shares of each series of the registrant as of February 21, 2024 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2023	Number of Outstanding Shares as of February 21, 2024
United States Commodity Index Fund	$166,298,582	2,750,000
United States Copper Index Fund	130,837,434	5,150,000
Total	$297,136,016	7,900,000

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States Commodity Index Funds Trust

i

Part I

Item 1. Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into three separate series (each series, a “Trust Series” and collectively, the “Trust Series”). As of December 31, 2023, the Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, and the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. USCI and CPER each issues shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”).

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

USCI seeks to achieve its investment objective by investing primarily in the Benchmark Component Futures Contracts. Then, if constrained by regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, USCI will invest next in other Futures Contracts based on the same commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts if one or more other Futures Contracts is not available. When USCI has invested to the fullest extent possible in exchange-traded futures contracts, USCI may then invest in other contracts and instruments based on the Benchmark Component Futures Contracts, other Futures Contracts or the commodities included in the SDCI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts and other contracts and instruments based on the Benchmark Component Futures Contracts are collectively referred to as “Other Commodity-Related Investments,” and together with Benchmark Component Futures Contracts and other Futures Contracts, “Commodity Interests.”

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial). As of December 31, 2023, USCI held 813 Futures Contracts on the NYMEX, held 1,308 Futures Contracts on the ICE Futures, held 918 Futures Contracts on the CBOT, held 182 Futures Contracts on the CME, held 1,360 Futures Contracts on the LME and held 185 Futures Contracts on the COMEX.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day.  This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of December 31, 2023, CPER held 1,342 Futures Contracts on the COMEX.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, a Delaware corporation, which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of Marygold (publicly traded under the ticker MGLD), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), the USCF Midstream Energy Income Fund (“UMI”), the USCF Gold Strategy Plus Income Fund (“GLDX”); the USCF Dividend Income Fund (“UDI”), the USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”), USCF Sustainable Commodity Strategy Fund (“ZSC”), and USCF Aluminum Strategy Fund (“ALUM”), each of which is a series of the USCF ETF Trust. It was also the investment adviser for two series of the USCF ETF Trust that liquidated all of their assets and distributed cash pro rata to all remaining shareholders: the USCF SummerHaven SHPEI Index Fund (“BUY”), until October 2020, and the USCF SummerHaven SHPEN Index Fund (“BUYN”), until May 2020. The USCF ETF Trust is registered under the 1940 Act. The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the NFA and registered as a CPO with the CFTC on December 1, 2005 and as a swaps firm on August 8, 2013.

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

How USCI Seeks to Achieve Its Investment Objective. USCI seeks to achieve its investment objective by investing primarily in the Benchmark Component Futures Contracts. Then, if constrained by regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, USCI will invest next in other Futures Contracts based on the same commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts if one or more other Futures Contracts is not available. When USCI has invested to the fullest extent possible in exchange-traded futures contracts, USCI may then invest in other contracts and instruments based on the Benchmark Component Futures Contracts, other Futures Contracts or the commodities included in the SDCI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts and other contracts and instruments based on the Benchmark Component Futures Contracts are collectively referred to as “Other Commodity-Related Investments,” and together with Benchmark Component Futures Contracts and other Futures Contracts, “Commodity Interests.”

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

CPER currently invests substantially the entire amount of its assets in Eligible Copper Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in Treasuries, cash and cash equivalents. The daily holdings of CPER are available on CPER’s website at www.uscfinvestments.com.

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

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not applicable to the Trust Series’ investments) may hold, own or control. These levels and position limits apply to the futures contracts that the Trust invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures may also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2023, USCI held 813 Futures Contracts on the NYMEX, held 1,308 Futures Contracts on the ICE Futures, held 918 Futures Contracts on the CBOT, held 182 Futures Contracts on the CME, held 1,360 Futures Contracts on the LME and held 185 Futures Contracts on the COMEX. As of December 31, 2023, CPER held 1,342 Futures Contracts on the COMEX. No Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2023, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Part 150 of the CFTC’s regulations (“Position Limits Rule”) establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts that all market participants must comply with, with certain exemptions.

Certain Applicable Benchmark Component Futures Contracts are subject to position limits under the Position Limits Rule, and the Trust Series’ trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could inhibit the Trust Series’ ability to invest in the Applicable Benchmark Component Futures Contracts and thereby could negatively impact the ability of the Trust Series to meet its investment objective.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of December 31, 2023.

SDCI Commodity Weights as of December 31, 2023

Petroleum, 28.57%
Non-Primary, 35.71%
Industrial Metals, 7.14%
Precious Metals, 7.14%
Grains, 21.43%

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

The monthly weighting selection is a process based upon examination of the relevant futures prices for copper:

1)	On CPER’s Selection Date (“CPER’s Selection Date”):
a)	the copper futures curve is assessed to be in either backwardation or contango (as discussed below); and
b)	the Three Eligible Copper Futures Contracts are identified. For each month, the Three Eligible Copper Futures Contracts are as follows:

Month	January	February	March	April	May	June	July	August	September	October	November	December
Closest to Expiration Futures Contract	Mar	Mar	May	May	Jul	Jul	Sep	Sep	Dec	Dec	Dec	Mar
Eligible Futures Contracts	Mar	May	May	Jul	Jul	Sep	Sep	Dec	Dec	Dec	Mar	Mar
	May	July	July	Sep	Sep	Dec	Dec	Mar	Mar	Mar	May	May
	July	Sep	Sep	Dec	Dec	Mar	Mar	May	May	May	Jul	Jul

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of December 31, 2023.

SCI Commodity Weights as of December 31, 2023

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

Spot Commodities

While certain futures contracts can be physically settled, none of the Trust Series intends to take or make physical delivery. However, a Trust Series may from time to time trade in Other Related Investments, including contracts based on the spot price of the applicable commodities comprising the Applicable Index.

Leverage

Although permitted to do so under the Trust Agreement, the Trust Series has not and does not intend to leverage their assets and makes investments accordingly. Consistent with the foregoing, each Trust Series’ announced investment intentions noted above, and any changes thereto, will take into account the need for the relevant Trust Series to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, the Trust Series becoming leveraged. If market conditions require it, these risk reduction procedures, including the sale of investments, may occur on short notice if they occur other than during a roll or rebalance period.

Each Trust Series does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, but it could become leveraged if the Trust Series were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if the Trust Series were to hold assets that have a value of less than zero.

USCF endeavors to have the value of each Trust Series’ Treasuries, cash and cash equivalents, whether held by a Trust Series or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Related Investments.

Borrowings

Borrowings are not used by any Trust Series unless it is required to borrow money in the event of physical delivery, if it trades in cash commodities, or for short-term needs created by unexpected redemptions. None of the Trust Series plans to establish credit lines.

OTC Derivatives (Including Spreads and Straddles)

In addition to Futures Contracts and options on Futures Contracts, derivative contracts that are tied to various commodities are entered into outside of public exchanges. These OTC contracts are usually entered into between two parties in private contracts. Unlike most of the exchange-traded futures contracts or exchange-traded options on futures contracts, each party to such a contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, each Trust Series will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty and requires the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty.

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

During the 12 month reporting period ended December 31, 2023, each Trust Series limited its derivatives activities to Futures Contracts.

Pyramiding

None of the Trust Series has employed and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

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

Marketing Agent

Each Trust Series also employs ALPS Distributors, Inc. (“ALPS Distributors”) as the Marketing Agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

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

RBC Capital’s primary address is 200 Vesey St., New York, NY 10281. As of June 25, 2019, RBC Capital became the futures clearing broker for USCI and CPER. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

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

Various regulators are conducting inquiries regarding potential violations of antitrust law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada, RBC Capital’s indirect parent, in the U.S. and Canada. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in global foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s settlement with class plaintiffs. In November 2018, certain institutional plaintiffs who had previously opted-out of participating in the settlement filed their own lawsuit in U.S. District Court. In May 2020, the U.S. District Court dismissed RBC Capital from the opt-out action, but granted the plaintiffs’ motion to amend the complaint. The Canadian class actions remain pending and RBC Capital has reached a settlement for an immaterial amount with respect to an action brought by a class of indirect purchasers. RBC Capital is awaiting the court’s final approval of the settlement. In October 2020, RBC Capital and Royal Bank of Canada moved to dismiss the amended complaint. On July 28, 2021, the court dismissed Royal Bank of Canada from the case but denied the motion as to RBC Capital. Based on the facts currently known, it is not possible at this time for management to predict the ultimate outcome of these collective matters or the timing of their ultimate resolution.

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

Marex North America, LLC

On August 23, 2021, the Trust, on behalf of USCI and CPER, entered into a Commodity Futures Customer Agreement with RCG Division of Marex Spectron, now Marex North America, LLC (“MNA”) to serve as an FCM for USCI and CPER. This agreement requires MNA to provide services to USCI and CPER in connection with the purchase and sale of futures that may be purchased or sold by or through MNA for USCI’s or CPER’s account, as applicable. Under this agreement, USCI and CPER pay MNA commissions for executing and clearing trades on their behalf.

MNA’s primary address is 140 E 4th Street, 10th Floor, New York, NY 10017. MNA is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. MNA is a member of various U.S. futures exchanges.

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

MNA settled with the CFTC in September 2020 to pay a monetary penalty of $250,000 for failure to meet minimum adjusted net capital requirements. MNA improperly accounted for deductions arising out of an agreement that it entered to guarantee a revolving line of credit for an affiliated company when computing its net capital requirements.

MNA will act only as clearing broker for a Trust Series and as such will be paid commissions for executing and clearing trades on behalf of a Trust Series. MNA has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MNA will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or a Trust Series.

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

SHIM’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of CPER’s investments.
●	The NAV of a Trust Series’ shares relates directly to the value of its assets invested in accordance with the Applicable Index and other assets held by a Trust Series and fluctuations in the prices of these assets could materially adversely affect an investment in a Trust Series’ shares.
●	An investment in a Trust Series may provide little or no diversification benefits. Thus, in a declining market, a Trust Series may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in a Trust Series while incurring losses with respect to other asset classes.
●	Historical performance of a Trust Series and its Applicable Benchmark Component Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly more or less than NAV.
●	Daily percentage changes in a Trust Series’ NAV may not correlate with daily percentage changes in the price of the Applicable Index.

●	An investment in a Trust Series is not a proxy for investing in the commodities markets, and the daily percentage changes in the price of the Applicable Benchmark Component Futures Contracts, or the NAV of the Trust Series, may not correlate with daily percentage changes in the spot price of the physical commodities that underlie the Applicable Index.
●	Daily percentage changes in the price of the Applicable Benchmark Component Futures Contract may not correlate with daily percentage changes in the spot price of the corresponding commodity.
●	The price relationship between each Applicable Index at any point in time and the Futures Contracts that will become the Applicable Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the price of shares to substantially vary from the Applicable Index.
●	Risk mitigation measures imposed by the Trust Series’ FCMs have the potential to cause tracking error by limiting a Trust Series’ investments, including its ability to fully invest in the Applicable Benchmark Component Futures Contract and other Futures Contracts, which could cause the price of the Trust Series’ shares to substantially vary from the price of the Applicable Benchmark Component Futures Contracts.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and for taxable periods beginning after December 31, 2017, the Trust Series could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by the Trust Series in allocating those items, with potential adverse consequences for an investor.
●	Each Trust Series could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	The Trust is organized as a Delaware statutory trust, but each Trust Series is treated as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.
●	If a Trust Series is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of changes in U.S. federal income tax laws on the Trust Series is uncertain.
●	Each Trust Series will be subject to credit risk with respect to counterparties to OTC contracts entered into by the Trust on behalf of a Trust Series or held by special purpose or structured vehicles.
●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of USCI and CPER

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by USCF
United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.80% for USCI and 0.65% for CPER.(1)

BNY Mellon – Custodian and Administrator(3)

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

Sublicense Fee:

For each Trust Series, USCF pays $15,000 for each calendar year, plus an annual fee of 0.06% of the average daily assets of each Trust Series.(2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,300 annually.(2)

(1)	USCI or CPER, as applicable, pays this compensation. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually agreed to lower the management fee to 0.80% per annum of average daily total net assets for USCI, and 0.65% per annum of average daily total net assets for CPER. Prior to May 1, 2014, USCF waived the management fee on a discretionary basis paid by CPER from 0.95% per annum of average daily total net assets, to 0.65% and 0.80% per annum of average daily total net assets, respectively.
(2)	USCF pays this compensation.
(3)	BNY Mellon has served as the Custodian and Administrator of USCI and CPER since April 1, 2020.

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of each Trust Series’ total assets and subtracting any liabilities.

Expenses Paid or Accrued by USCI from Inception through December 31, 2023 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(4):	$46,324,131
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$5,346,102
Other Amounts Paid or Accrued(5)(6):	$7,849,406
Total Expenses Paid or Accrued:	$59,519,639
Expenses Waived(4)(6):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(5)(7):	$59,431,335

(4)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF, has contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(5)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(6)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver ended.

Expenses Paid or Accrued by USCI from Inception through December 31, 2023 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of Average
Expenses:	Daily Net Assets
Amount Paid or Accrued to USCF(7):	0.84% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued(8)(9):	0.14% annualized
Total Expenses Paid or Accrued:	1.08% annualized
Expenses Waived(7)(9):	0.00% annualized	(8)
Total Expenses Paid or Accrued Including Expenses Waived(7)(10):	1.08% annualized

(7)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(8)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(9)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the discretionary expense waiver ended.
(10)	Represents less than 0.005%.

Other Fees. USCI also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $369,900 for the fiscal year ended December 31, 2023. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2023 were approximately $1,210,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses was $81,283.

Expenses Paid or Accrued by CPER from Inception through December 31, 2023 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(11):	$4,171,476
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$189,323
Other Amounts Paid or Accrued(12)(13):	$2,223,358
Total Expenses Paid or Accrued:	$6,584,157
Expenses Waived(11)(12):	$(669,393)
Total Expenses Paid or Accrued Including Expenses Waived(11)(12):	$5,914,764

(11)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(12)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.
(13)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.

Expenses Paid or Accrued by CPER from Inception through December 31, 2023 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF(14):	0.65% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid or Accrued(15)(16):	0.35% annualized
Total Expenses Paid or Accrued:	1.03% annualized
Expenses Waived(14)(16):	(0.10%) annualized	(8)
Total Expenses Paid or Accrued Including Expenses Waived(14)(16):	0.92% annualized

(14)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(15)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(16)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. CPER also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $431,500 for the year ended December 31, 2023. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund on a daily basis. These fees and expenses for the year ended December 31, 2023 were approximately $1,210,000 for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses was $76,810.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of a Trust Series (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Participant. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. Authorized Participants pay each Trust Series a $350 transaction fee for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of shares. As of December 31, 2023, 10 Authorized Participants had entered into agreements with USCF on behalf of USCI. During the year ended December 31, 2023, USCI issued 9 Creation Baskets and redeemed 40 Redemption Baskets. As of December 31, 2023, 10 Authorized Participants had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2023, CPER issued 56 Creation Baskets and redeemed 94 Redemption Baskets.

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

In addition, while the Trust Series’ shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Applicable Benchmark Component Futures Contracts and Other Related Investments may be reduced after the close of the Futures Exchanges upon which the Applicable Benchmark Component Futures Contracts are traded. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

Who is the Trustee?

Wilmington Trust, N.A. (the “Trustee”) serves as the Trust’s corporate trustee as required under the Delaware Statutory Trust Act (“DSTA”). USCF pays the Trustee $3,300 annually for its services to the Trust.

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

Use of Proceeds

USCF causes the Trust Series to transfer the proceeds of the sale of Creation Baskets to the Custodian or another custodian for use in trading activities. USCF will invest each Trust Series’ assets in Applicable Benchmark Component Futures Contracts and Other Related Investments, short-term Treasuries, cash and cash equivalents. When a Trust Series purchases Applicable Benchmark Component Futures Contracts and certain Other Related Investments that are exchange-traded, the Trust Series is required to deposit with the FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under the Applicable Interests at maturity. However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range. This deposit is known as initial margin. Counterparties in transactions in OTC Applicable Interests generally impose similar collateral requirements on a Trust Series. USCF invests a Trust Series’ assets that remain after margin and collateral is posted in Treasuries, cash and/or cash equivalents. Subject to these margin and collateral requirements, USCF has sole authority to determine the percentage of assets that will be:

●	held as margin or collateral with FCMs or other custodians;
●	used for other investments; and
●	held in bank accounts to pay current obligations and as reserves.

An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to each Trust Series to hold trading positions at any time. The percentage of assets committed as margin may be substantially more, or less, than 5% to 30% range described above. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC Applicable Interests based on changes in the value of the Applicable Interests. Furthermore, ongoing collateral requirements with respect to OTC Applicable Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under the Applicable Interest, and each party’s creditworthiness. Margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held. In light of the differing requirements for initial payments under exchange-traded and OTC Applicable Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of a Trust Series’ assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by a Trust Series constitute reserves that are available to meet ongoing margin and collateral requirements. All interest income is used for a Trust Series’ benefit.

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

Certain Applicable Benchmark Component Futures Contracts are subject to position limits under the Position Limits Rule, and the Trust Series’ trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could inhibit the Trust Series’ ability to invest in the Applicable Benchmark Component Futures Contracts and thereby could negatively impact the ability of the Trust Series to meet its investment objective.

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

Economic conditions. The demand for commodities, in general, correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on commodity prices, demand and, therefore, may have an adverse impact on commodity prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war (such as the current war between Russia and Ukraine), pandemics (e.g., COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for commodities. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g., pandemics such as COVID-19)that impair the functioning of financial markets and institutions also may adversely impact the demand for commodities.

Other demand-related factors. Other factors may affect the demand for certain commodities and therefore their price. For example, with respect to energy commodities, such factors may include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for commodities associated with heating and cooling; increased competitiveness of alternative energy sources that have so far generally not been competitive with such commodity without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles or electric transportation and broad-based changes in personal income levels. With respect to agricultural commodities, changes in consumer preference may lead to demand for a commodity such as grains.

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

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia and others, have caused disruptions in many business sectors, resulting in significant market disruptions that may lead to increased volatility in the price of certain commodities, and may lead to volatility in a Trust Series’ NAV or share price.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, and resulting sanctions, and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine, and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) will adversely impact the economies of Russia and Ukraine, and certain sectors of each country’s economy may be particularly affected, including but not limited to, financial services, energy, metals and mining, engineering and defense and defense-related materials sectors. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia’s actions, including sanctions, future market or supply disruptions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of commodity futures, and the NAV or share price of a Trust Series.

A resolution to the war in Ukraine also could impact the markets for certain commodities, and may have collateral impacts, including increased volatility, and cause disruptions to the availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on commodities and futures prices, including the spot price of the commodities that the Trust Series invest in and the prices of the Applicable Benchmark Component Futures Contracts, is difficult to predict and depends on a number of factors that may have a negative impact on the Trust Series in the future.

Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of the Trust Series’ investments.

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

Investors purchasing shares to hedge against movements in the price of commodities will have an efficient hedge only if the return from their shares closely correlates with the return from the Applicable Index, which in turn, correlates with the price of commodities that comprise the Applicable Index. Investing in shares of a Trust Series for hedging purposes includes the following risks:

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

A Trust Series’ NAV per share will change throughout the day as fluctuations occur in the market value of that Trust Series’ portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with the Trust Series by Authorized Participants in Redemption Baskets. Generally, price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the commodities comprising the Applicable Benchmark Component Futures Contracts and the Applicable Index at any point in time. USCF expects that exploitation of certain arbitrage opportunities by “Authorized Participants,” the institutional firms that directly purchase and redeem shares in blocks of 50,000 shares (“Creation Baskets” and “Redemption Baskets” respectively, together, “baskets”) and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that. For example, a shortage of a Trust Series’ shares in the market and other factors could cause that Trust Series’ shares to trade at a premium. Investors should be aware that such premiums can be transitory. To the extent an investor purchases shares that include a premium (e.g., because of a shortage of shares in the market due to the inability of Authorized Participants to purchase additional Creation Baskets from a Trust Series that could be resold in the market) and the cause of the premium no longer exists causing the premium to disappear (e.g., because more shares are available for purchase from the Trust Series by Authorized Participants that could be resold into the market) such investor’s return on its investment would be adversely impacted due to the loss of the premium.

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

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by a Trust Series is not) may hold, own or control. These levels and position limits apply to the futures contracts that the Trust Series invest in to meet their investment objectives. In addition to accountability levels and position limits, the NYMEX and ICE Futures, also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts that all market participants must comply with, with certain exemptions.

Certain of the Applicable Benchmark Component Futures Contracts will be subject to position limits under the Position Limits Rule, and the Trust Series’ trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could inhibit the Trust Series’ ability to invest in the Applicable Benchmark Component Futures Contracts and thereby could negatively impact the ability of the Trust Series to meet its investment objective.

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

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of a Trust Series’ taxable income, without regard to whether they receive distributions or the amount or value of any distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed with respect to such shares.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on the shares.

Due to the application of the assumptions and conventions applied by a Trust Series in making allocations for tax purposes and other factors, an investor’s allocable share of a Trust Series’ income, gain, deduction or loss may be different than its economic profit or loss from the shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, for U.S. federal income tax purposes and the Trust Series could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by the Trust Series in allocating those items, with potential adverse consequences for an investor.

The U.S. federal income tax rules pertaining to entities treated as partnerships for U.S. federal income tax purposes are complex and their application to large, publicly traded entities such as the Trust Series is in many respects uncertain. The Trust Series applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. It is possible that the IRS could successfully challenge the application by a Trust Series of these assumptions and conventions as not fully complying with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable U.S. Treasury Regulations, which would require the Trust Series to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended U.S. federal income tax return and to pay additional taxes, plus deficiency interest, and may be subject to penalties.

The Trust Series may be liable for U.S. federal income tax on any “imputed underpayment” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed underpayment generally includes increases in allocations of items of income or gain to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If the Trust Series is required to pay any U.S. federal income taxes on any imputed underpayment, the resulting tax liability would reduce the net assets of the Trust Series and would likely have an adverse impact on the value of the shares. Under certain circumstances, the Trust Series may be eligible to make an election to cause the investors to take into account the amount of any imputed underpayment, including any associated interest and penalties. The ability of a publicly traded partnership such as the Trust Series to elect this treatment is uncertain. If the election is made, the Trust Series would be required to provide investors who owned beneficial interests in the shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued.

Each Trust Series could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of the shares.

The Trust, on behalf of each Trust Series, has received an opinion of counsel that, under current U.S. federal income tax laws, each Trust Series will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of the Trust Series’ annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income; (ii) the Trust and each Trust Series is organized and operated in accordance with its governing agreements and applicable law; and (iii) neither the Trust nor the Trust Series elects to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that each Trust Series has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years that result cannot be assured. No Trust Series has requested and will not request any ruling from the IRS with respect to its classification as a partnership taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that a Trust Series is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses, deductions and credits proportionately to its shareholders, the Trust Series would be subject to U.S. federal income tax imposed at applicable corporate rates on its net income for the year. In addition, although USCF does not currently intend to make distributions with respect to its shares, if a Trust Series were treated as a corporation for U.S. federal income tax purposes, any distributions made with respect to the Trust Series’ shares would be taxable to shareholders as dividend income to the extent of a Trust Series’ current and accumulated earnings and profits. Taxation of the Trust and each Trust Series as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

The Trust is organized as a Delaware statutory trust in accordance with the provisions of the Trust Agreement and applicable state law, but each Trust Series is treated as a partnership for U.S. federal income tax purposes, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.

The Trust is organized as a Delaware statutory trust in accordance with the provisions of the Trust Agreement and applicable state law, but each Trust Series is taxed as a partnership for U.S. federal income tax purposes. No U.S. federal income tax is paid by any Trust Series on its income. Instead, each Trust Series will furnish shareholders each year with tax information on IRS Schedules K-1 and/or K-3 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deduction, and credit of each Trust Series. These amounts must be reported without regard to the amount (if any) of cash or property the shareholder receives as a distribution from an applicable Trust Series during the taxable year. A shareholder, therefore, may be allocated income or gain by a Trust Series but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to U.S. federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which the Trust Series do business or own property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in a Trust Series.  It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local, and foreign tax returns.

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

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on the Trust Series or their investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. At this time, the Trust cannot predict with certainty how the tax provisions of the IRA or any other proposed or future tax legislation might affect the Trust, the Trust Series, investors in the Trust Series or the investments held by the Trust Series. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

OTC Contract Risk

Each Trust Series will be subject to credit risk with respect to counterparties to OTC contracts entered into by the Trust on behalf of a Trust Series or held by special purpose or structured vehicles.

Each Trust Series faces the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Trust Series, in which case the Trust Series could suffer significant losses on these contracts. The two-way margining requirements imposed by U.S. regulators are intended to mitigate this risk. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Trust Series may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. The Trust on behalf of a Trust Series may obtain only limited recovery or may obtain no recovery in such circumstances.

Each Trust Series mitigates these risks by typically entering into transactions only with major, global financial institutions.

Valuing OTC derivatives may be less certain than actively traded financial instruments.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because, for OTC derivatives, the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

Each Trust Series’ rights under an OTC contract may be restricted by regulations.

Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties (such as a Trust Series) to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to each Trust Series’ counterparties located in those jurisdictions. It is possible that these new requirements, as well as potential additional resulted government regulation, could adversely affect each Trust Series’ ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to it with collateral received under such contracts.

The use of swap agreements may expose a Trust Series to early termination risk, which could result in significant losses to the Trust Series.

Swap agreements do not have uniform terms. A swap counterparty may have the right to close out the Trust Series’ position due to the occurrence of certain events (for example, if a counterparty is unable to hedge its obligations to the Trust Series, or if the Trust Series defaults on certain terms of the swap agreement, or if there is a material decline in the Trust Series’ NAV on a particular day) and request immediate payment of amounts owed by the Trust Series under the agreement. If the level of the Trust Series’ NAV has a dramatic intraday move, the terms of the swap agreement may permit the counterparty to close out a transaction with the Trust Series at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss. which may not represent fair market value. A swap counterparty may also have the right to close out the Trust Series’ position for no reason, in some cases with same day notice.

Other Risks

Neither Trust Series is leveraged, but a Trust Series could become leveraged if it had insufficient assets to completely meet its margin or collateral requirements relating to its investments.

Neither Trust Series is leveraged, and neither intends to leverage, its assets through borrowings or otherwise, and each makes its investments accordingly. Consistent with the foregoing, each Trust Series’ announced investment intentions, and any changes thereto, will take into account the need for the Trust Series to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, the Trust Series becoming leveraged. If market conditions require it, a Trust Series may implement risk reduction procedures, which may include changes to its investments, and such changes may occur on short notice if they occur other than during a roll or rebalance period.

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

USCF endeavors to have the value of each Trust Series’ Treasuries, cash and cash equivalents, whether held by the Trust Series or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Related Investments. Although permitted to do so under the Trust Agreement, neither Trust Series has, nor does it intend to, leverage its assets by making investments beyond its potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, each Trust Series’ investment decisions will take into account the need for the Trust Series to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, the Trust Series becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero. If market conditions require it, these risk reduction measures may occur on short notice.

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

The Trust Series are not actively managed and their investment objectives are for the daily changes in percentage terms of their shares’ per share NAV for any period of 30 successive valuation days to be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Applicable Benchmark Component Futures Contracts over the same period.

The Trust Series are not actively managed by conventional methods. Accordingly, if a Trust Series’ investments are declining in value, in the ordinary course, the Trust Series will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket closing out its positions in the applicable Benchmark Component Futures Contracts and other permitted investments (i) connection with the monthly change in the Applicable Benchmark Component Futures Contracts; (ii) when the Trust Series otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures; (iii) or to avoid the Trust Series becoming leveraged, and it reinvests the proceeds in new Benchmark Component Futures Contracts or other related investments to the extent possible. USCF will seek to cause the NAV a Trust Series shares to track the Applicable Index during periods in which the price is flat or declining as well as when the price is rising.

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

USCF’s LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by The Marygold Companies, Inc., a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his other family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, who are also executive officers or employees of USCF, and three Non-Management Directors, who are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of USCF Investments, Inc. (“USCF Investments”), formerly Wainwright Holdings, Inc., which is the sole member of USCF. The sole shareholder of USCF Investments is The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), a company publicly traded under the ticker symbol “MGLD.” Mr. Nicholas D. Gerber, along with certain of his family members and certain other shareholders, owns the majority of the shares in Marygold, which is the sole shareholder of USCF Investments, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of USCF Investments to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and each Trust Series, including their regulatory obligations.

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

Because each Trust Series’ shares are publicly traded, a Trust Series is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities include the Public Company Accounting Oversight Board (the “PCAOB”), the SEC, the CFTC, the NFA and NYSE Arca and these authorities have continued to develop additional regulations or interpretations of existing regulations. Each Trust Series is in ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, a diversion of management’s time and attention from revenue-generating activities to compliance related activities.

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

The Trust is not a registered investment company, so shareholders do not have the protections of the 1940 Act.

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

A Trust Series may also be subject to certain conflicts with respect to its FCMs, including, but not limited to, conflicts that result from the FCM receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third-party accounts traded through the FCMs. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as a Trust Series trades using the clearing broker to be used by such Trust Series. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by a Trust Series.

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

A Trust Series may terminate at any time, regardless of whether that Trust Series has incurred losses, subject to the terms of the Trust Agreement. In particular, unforeseen circumstances, including but not limited to the death, adjudication of incompetence, bankruptcy, dissolution, withdrawal, or removal of USCF as the sponsor of the Trust could cause the Trust Series to terminate unless a successor is appointed in accordance with the Trust Agreement. Circumstances that could cause the sponsor to resign include, but are not limited to, if USCF determines market conditions, regulatory requirements, risk mitigation measures taken by a Trust Series, third parties or otherwise that would lead the Trust Series to determine that it could no longer foreseeably meet its investment objective or that the Trust Series’ aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of the Trust Series unreasonable or imprudent. In addition, USCF may terminate a Trust Series if it determines that the Trust Series’ aggregate net assets in relation to its operating expenses make the continued operation of the Trust Series unreasonable or imprudent. However, no level of losses will require USCF to terminate a Trust Series. A Trust Series’ termination would cause the liquidation of its assets and the distribution of the proceeds thereof, first to creditors and then to shareholders in accordance with their positive book capital account balances, after giving effect to all contributions, distributions and allocations for all periods, and the Trust Series could incur losses in liquidating its assets in connection with a termination. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

An unanticipated number of Redemption Basket requests during a short period of time could have an adverse effect on a Trust Series’ NAV.

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

A Trust Series may determine that, to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective, it may limit its offers of Creation Baskets.

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

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, “The suspension in the ability of Authorized Participants to purchase Creation Baskets could cause a Trust Series’ NAV to differ materially from its trading price,” could also occur as a result of a Trust Series determining to limit the offering of creation baskets.

In a rising rate environment, the Trust Series may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, a Trust Series may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to the Trust Series of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reactions to those initiatives. When interest rates fall, the Trust Series may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

The CEA and CFTC regulations impose several requirements on FCMs and clearing houses that are designed to protect customers, including mandating the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs. In particular, the CEA and CFTC regulations require FCMs and clearing houses to segregate all funds received from customers from proprietary assets. There can be no assurance that the requirements imposed by the CEA and CFTC regulations will prevent losses to, or not materially adversely affect, the Trust Series or its investors.

In particular, in the event of an FCM’s or clearing house’s bankruptcy, the Trust Series could be limited to recovering either a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts or the Trust Series may not recover any assets at all. The Trust Series may also incur a loss of any unrealized profits on its open and closed positions. This is because if such a bankruptcy were to occur, the Trust Series would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims.

Bankruptcy of a clearing FCM can be caused by, among other things, the default of one of the FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by a Trust Series (as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, the Trust Series could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

Notwithstanding that the Trust Series could sustain losses upon the failure or bankruptcy of its FCM, the majority of a Trust Series’ assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of an FCM.

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

The liability of SHIM and SummerHaven is limited, and the value of the shares may be adversely affected if USCF and any Trust Series are required to indemnify SHIM and/or SummerHaven.

Under the licensing agreement among SHIM, SummerHaven and USCF, and the advisory agreement between SummerHaven and USCF, none of SHIM, SummerHaven and its affiliates, nor any of their respective officers, directors, shareholders, members, partners, employees and any person who controls SHIM or SummerHaven is liable to USCF or any Trust Series absent willful misconduct, gross negligence, bad faith, or material breaches of applicable law or the applicable agreement on the part of SHIM or SummerHaven. In addition, SHIM, SummerHaven and its officers, directors, shareholders, members, partners, employees and any person who controls SHIM or SummerHaven or their representatives, agents, attorneys, service providers, successors and assigns have the right to be indemnified, defended and held harmless from and against any and all claims, liabilities, obligations, judgments, causes of action, costs and expenses (including reasonable attorneys’ fees) (collectively, “Losses”) in connection with or arising out of the licensing agreement or advisory agreement, unless such Losses result from any willful misconduct, gross negligence or bad faith on the part of SHIM, SummerHaven, or a material breach by USCF of applicable law or the applicable agreement. Furthermore, SHIM, SummerHaven will not be liable to USCF or any Trust Series for any indirect, incidental, special or consequential damages, even if SHIM, SummerHaven or an authorized representative of SHIM or SummerHaven has been advised of the possibility of such damages.

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

The rights of USCF, the Trust, the Trust Series, DTC (as registered owner of the Trust Series’ global certificate for shares) and the shareholders are governed by the laws of the State of Delaware. USCF, the Trust, the Trust Series and DTC and, by accepting shares, each DTC Participant and each shareholder, consent to the exclusive jurisdiction of the courts of the State of Delaware and any federal courts located in Delaware other than for a person to assert a claim of Delaware jurisdiction over USCF, the Trust or the Trust Series. As a result, any claims, suits, actions or proceedings arising out of or relating in any way to the 1933 Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust, the Delaware Statutory Trust Act (the “Trust Act”), the Trust Agreement or asserting a claim governed by the internal affairs (or similar) doctrine including, without limitation, any claims, suits, actions or proceedings to interpret, apply or enforce (i) the provisions of the Trust Agreement, or (ii) the duties (including fiduciary duties), obligations or liabilities of the Trust to USCF, the shareholders or the Trustee, or of USCF or the Trustee to the Trust, to the shareholders or each other, or (iii) the rights or powers of, or restrictions on, the Trust, the Trustee or the shareholders, or (iv) any provision of the Trust Act or other laws of the State of Delaware pertaining to trusts made applicable to the Trust pursuant to the Trust Act, or (v) any other instrument, document, agreement or certificate contemplated by any provision of the Trust Act or the Trust Agreement relating in any way to the Trust, shall be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction.

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

USCF and USCF’s directors and certain of its officers are currently subject to litigation. Estimating an amount or range of possible losses resulting from litigation proceedings to USCF is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against USCF. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting therefrom. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect USCF’s financial condition, results of operations or cash flows in any particular reporting period. In addition, litigation could result in substantial costs and divert USCF’s management’s attention and resources from conducting USCF’s operations, including the management of the Trust Series and the Related Public Funds. For more information, see “Item 3. Legal Proceedings” in this annual report on Form 10-K.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

In general, cybersecurity incidents can result from deliberate attacks or unintentional events such as a cyber-attack against USCF, a natural catastrophe, an industrial accident, failure of the Trust’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of a fund’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

Risk Management

The Trust does not have computer systems or networks. Pursuant to the terms of the Trust Agreement, the Trust’s affairs are managed by USCF. USCF has implemented an information security program that is focused on ensuring the security and protection of computer systems and oversight of third-party service providers. This program includes specific provisions pertaining to data security and the security of information that, if disclosed, could have detrimental effects on the Trust, USCI and CPER. Such provisions relate to the handling of information and computers, as well as the protection of computer systems and software from unauthorized persons. As needed, but no less frequently than annually, USCF evaluates its cybersecurity risk profile in accordance with its compliance policies and procedures. The risk assessment aims to confirm that USCF’s policies are being followed and enforced, and to identify risks that may have otherwise been unknown.  To mitigate the risks from cybersecurity threats posed by third parties, USCF conducts due diligence on its critical third-party service providers with respect to (1) the cybersecurity programs and policies that they have in place as well as how they safeguard sensitive information, and (2) how those programs and policies apply to customers, including USCF and the Trust.

USCF’s procedures include guidance for determining the materiality of cybersecurity incidents, including with respect to cybersecurity incidents experienced by third-party service providers. Such determinations are made by USCF’s senior management, including its Chief Executive Officer, which uses both qualitative and quantitative factors in assessing the material impact of an incident. The factors include the functional impact, the information impact, costs, the observed activity, the location of observed activity, actor characterization, and recoverability of information. As of the date of this report, USCF is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Trust Series, including its business strategy, results of operations, or financial condition.

Governance

The Director of Compliance, as identified below, provides regular reports to USCF’s Board of Directors on developments to the information security and cybersecurity risks facing the Trust. Reports may include, among other things, an overview of the controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks material to the Trust.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

From time to time, a Trust Series may be involved in legal proceedings arising primarily from the ordinary course of its business. None of the Trust Series is currently party to any material legal proceedings. In addition, USCF, as sponsor of the Trust and general partner of the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of its business. Except as described herein, neither Trust Series nor USCF is currently party to any material legal proceedings.

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

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the Exchange Act, and Rule 10b-5. The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements. The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees. The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

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

As of December 31, 2023, USCI had approximately 18,300 holders of shares.

As of December 31, 2023, CPER had approximately 19,000 holders of shares.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USCI

USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 6 baskets (comprising 300,000 shares) and 40 baskets (comprising 2,000,000 shares) for the three and twelve months ended December 31, 2023, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
10/1/23 to 10/31/23	50,000	$56.98
11/1/23 to 11/30/23	50,000	$57.78
12/1/23 to 12/31/23	200,000	$57.43
Total	300,000

CPER

CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 18 basket (comprising 900,000 shares) and 94 baskets (comprising 4,700,000 shares) for the three and twelve months ended December 31, 2023, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
10/1/23 to 10/31/23	400,000	$22.31
11/1/23 to 11/30/23	300,000	$22.93
12/1/23 to 12/31/23	200,000	$23.94
Total	900,000

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause each Trust Series’ actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Each Trust Series believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the commodities markets and futures markets in part attributable to the COVID-19 pandemic in February 2020, the Russia-Ukraine war and conflicts in the Middle East. Forward-looking statements, which involve assumptions and describe each Trust Series’ future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and each Trust Series cannot assure investors that the projections included in these forward-looking statements will come to pass. Each Trust Series’ actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

Each Trust Series has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and each Trust Series assumes no obligation to update any such forward-looking statements. Although each Trust Series undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that each Trust Series may make directly to them or through reports that each Trust Series files in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

USCI seeks to achieve its investment objective by investing primarily in the Benchmark Component Futures Contracts. Then, if constrained by regulatory requirements, risk mitigation measures, liquidity requirements or in view of market conditions, USCI will invest next in other Futures Contracts based on the same commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts if one or more other Futures Contracts is not available. When USCI has invested to the fullest extent possible in exchange-traded futures contracts, USCI may then invest in other contracts and instruments based on the Benchmark Component Futures Contracts, other Futures Contracts or the commodities included in the SDCI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts and other contracts and instruments based on the Benchmark Component Futures Contracts are collectively referred to as

“Other Commodity-Related Investments,” and together with Benchmark Component Futures Contracts and other Futures Contracts, “Commodity Interests.”

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of December 31, 2023, USCI held 813 Futures Contracts on the NYMEX, held 1,308 Futures Contracts on the ICE Futures, held 918 Futures Contracts on the CBOT, held 182 Futures Contracts on the CME, held 1,360 Futures Contracts on the LME and held 185 Futures Contracts on the COMEX, totaling 4,766 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a time period of greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of December 31, 2023, CPER held 1,342 Futures Contracts on the COMEX.

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

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not applicable to the Trust Series’ investments) may hold, own or control. These levels and position limits apply to the futures contracts that each Trust Series invests in to meet the investment objective of such Trust Series. In addition to accountability levels and position limits, the NYMEX and ICE Futures may also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S. based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions.

As of December 31, 2023, USCI held 813 Futures Contracts on the NYMEX, held 1,308 Futures Contracts on the ICE Futures, held 918 Futures Contracts on the CBOT, held 182 Futures Contracts on the CME, held 1,360 Futures Contracts on the LME and held 185 Futures Contracts on the COMEX, totaling 4,766 futures contracts. As of December 31, 2023, CPER held 1,342 Futures Contracts on the COMEX. For the fiscal year ended December 31, 2023, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the fiscal year ended December 31, 2023, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

Certain Applicable Benchmark Component Futures Contracts are subject to position limits under the Position Limits Rule, and the trading by each Trust Series does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could inhibit the Trust Series’ ability to invest in the Applicable Benchmark Component Futures Contracts and thereby could negatively impact the ability of the Trust Series to meet its investment objective.

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

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, a Trust Series may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to the Trust Series of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reactions to those initiatives. When interest rates fall, a Trust Series may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

Commodity Markets

Commodity Futures Price Movements

Year Ended December 31, 2023

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a strong upward trend during the year ended December 31, 2023. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	1.60%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	(4.27)%
Bloomberg Commodity Index Total Return(2)	(7.91)%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	(7.12)%

(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2022 was $1,933.23. As of December 31, 2023, the value of the SDCI was $ 1,964.25, up approximately 1.60% over the year ended December 31, 2023.

Of the 27 components of SummerHaven Dynamic Commodity Index (SDCI), sixteen had positive returns for first-half 2022. Gas Oil returned 57.7% in the first-half 2022 while Copper declined by -17.4%. The best performing sector was energy (up 57.7%). Commodities have continued the 2021 rally as inflation grew from 1.4% in 2020 to 9.1% in 2022. Inflation is a headwind for stocks and bonds and a tailwind for real assets such as commodities. Historically, commodities have been a hedge against inflation and positive inflation shocks. In 2022, as the fact of high inflation became more evident, stocks and Bonds suffered losses while commodities continued to perform well. The age-old wisdom of stock-bond diversification has been challenged in an unprecedented way. Since the inception in 1976 of US aggregate bond index, 2022 is the only year where both US stocks and bonds have experience significant negative returns (-20.0% and -10.3% respectively). In contrast, USCI’s NAV was up 18.47% for the nine months ended September 30, 2023.

The return of approximately 1.60% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the year at $56.23 and ended the year at $56.34 on December 31, 2023, an increase of approximately 0.20% over the year. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

The Russia-Ukraine war and the emerging conflict in the Middle East due to Hamas’ attack on Israel have raised concerns among investors that a global shortage of many commodities is possible. Russia, Ukraine, and Belarus are major producers and exporters of many metals, grains, and energy products that are critical to global supply. Substantial productive capacity has been halted in Ukraine, and Russia may be unable or unwilling to export what it produces. This has put upward pressure on commodity prices globally, beyond the impact of bullish fundamentals that were already in place. Should the war continue or escalate, or if sanctions or retaliation lead to a further reduction in production and exports from Ukraine, Russia, and Belarus, then commodity prices could rise further and prices could become more volatile. Conversely, should concerns about commodity shortages resulting from the Russia-Ukraine war ebb due to an expected or actual resolution of the war, then commodity prices could stabilize or decline. Likewise, the situation in the Middle East has impacted energy prices, with WTI and Brent crude oil rising approximately 10% in the first two weeks after the Hamas attack. Crude, along with gasoline, heating oil, and gasoil would experience even stronger gains if production or transportation of crude oil is disrupted. If the situation remains contained primarily to Israel, and or, should hostilities end, then prices for crude oil and its derivatives could stabilize or decline.

Copper Markets

Copper Futures Price Movements

Year Ended December 31, 2023

As measured by the two major copper indexes, copper futures prices exhibited an upward trend during the year ended December 31, 2023. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	5.88%
Bloomberg Copper Subindex Total Return(2)	4.73%

(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2022 was $1,222.97. As of December 31, 2023, the value of the SCI was $ 1,294.82, up approximately 5.88% over the year ended December 31, 2023.

The return of approximately 5.88% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $23.07 and ended the year at $24.10 on December 31, 2023, an increase of approximately 4.46% over the year. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the year ended December 31, 2023, the price of the front month copper futures contract traded in a range between $3.2105 per pound and $4.9290 per pound. Prices decreased by 16.78% between December 31, 2021 to December 31, 2023 finishing the period at $3.8105. Copper futures markets rose dramatically from 2020 to mid-April 2022. Copper prices declined sharply from late spring to mid-summer due to concerns about demand from the manufacturing sector, monetary tightening and related concerns about a slowdown in global growth, and COVID-19 flare ups in China.  In the second half of 2022, Copper recovered some of it’s earlier losses for the year, partially as a result of China reopening its economy. Long-term, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases.

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

Since its initial offering of 50,000,000 shares, USCI has registered 10,000,000 additional shares as of December 31, 2023. As of December 31, 2023, USCI had issued 41,600,000 shares, 3,000,000 of which were outstanding. As of December 31, 2023, USCI had registered an unlimited number of shares available for issuance. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

Since its initial offering of 30,000,000 shares, CPER has registered 50,000,000 additional shares as of December 31, 2023. As of December 31, 2023, CPER had issued 26,700,000 shares, 5,450,000 of which were outstanding. As of December 31, 2023, CPER had registered an unlimited number of shares available for issuance. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017.

As of December 31, 2023, USCI and CPER had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Goldman Sachs & Company, Jefferies LLC., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

USCI

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Per share net asset value, end of year	$56.34	$56.23
Average daily total net assets	$195,955,986	$304,583,861
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$9,655,167	$4,484,233
Annualized yield based on average daily total net assets	4.93%	1.47%
Management fee	$1,567,809	$2,436,671
Total fees and other expenses excluding management fees	$611,390	$846,627
Total commissions accrued to brokers	$160,196	$208,672
Total commissions as annualized percentage of average total net assets	0.08%	0.07%

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

The increase in the per share NAV for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due to increase in values of the Futures Contracts held by USCI.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2023, compared to the year ended December 31, 2022. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the year ended December 31, 2023, compared to the year ended December 31, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2023, compared to the year ended December 31, 2022 was due primarily to a decrease in total commissions accrued to brokers and professional fees.

The decrease in USCI’s total commissions accrued to brokers for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to a lower number of Futures Contracts being held and traded.

CPER

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Per share net asset value, end of year	$24.10	$23.07
Average daily total net assets	$141,711,675	$192,081,124
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,985,479	$2,559,897
Annualized yield based on average daily total net assets	4.93%	1.33%
Management fee	$921,146	$1,248,527
Total fees and other expenses excluding management fees	$547,132	$610,920
Fees and expenses related the registration or offering of additional shares	$—	$24,092
Total commissions accrued to brokers	$38,792	$55,612
Total commissions as annualized percentage of average total net assets	0.03%	0.03%

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

The increase in the per share NAV for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due to an increase/decrease in the values of the Futures Contracts held by CPER.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2023, compared to the year ended December 31, 2022. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the year ended December 31, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2023, compared to the year ended December 31, 2022 was due primarily to a decrease in total commissions accrued to brokers and professional fees.

The decrease in CPER’s total commissions accrued to brokers for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to a lower number of Futures Contracts being held and traded.

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

Portfolio Holdings for USCI

During the year ended December 31, 2023, USCI’s portfolio held at all times Futures Contracts based on at least fourteen different commodities. Due to changes in the composition of the SDCI, each month the list of Benchmark Component Futures Contracts held by

USCI changed (see the section “The SDCI” below). The table below lists the Benchmark Component Futures Contracts held during each month in 2023.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2023	2/1/2023	3/1/2023	4/1/2023	5/1/2023	6/1/2023	7/1/2023	8/1/2023	9/1/2023	10/1/2023	11/1/2023	12/1/2023
Aluminum											●
Cocoa	●		●	●	●			●		●		●
Coffee	●	●	●	●	●	●	●			●	●	●
Copper	●	●	●				●		●	●	●	●
Corn	●	●	●	●	●	●	●
Cotton	●					●		●	●
Crude Oil (Brent)		●	●	●	●	●		●	●	●	●	●
Crude Oil (WTI)					●			●	●	●	●	●
Feeder Cattle											●
Gas Oil	●	●	●	●	●	●	●	●	●	●	●	●
Gold
Heating Oil	●	●	●	●	●	●	●	●	●	●	●	●
Lead	●	●	●	●	●	●	●		●	●		●
Lean Hogs							●	●	●	●
Live Cattle			●	●	●	●			●		●
Natural Gas	●
Nickel
Platinum	●	●	●	●	●	●	●	●	●		●
Silver										●		●
Soybean Meal	●	●	●	●	●	●	●	●	●	●	●	●
Soybean Oil	●	●					●	●	●	●	●	●
Soybeans		●	●	●	●	●	●	●
Sugar	●	●	●	●	●	●	●			●	●	●
Tin		●				●	●	●
Unleaded Gasoline				●	●	●	●	●	●	●	●	●
Wheat
Zinc	●	●	●	●				●	●			●

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2023. Second, while the tables above list the order of the commodities alphabetically, the table below lists the commodities first by which of the five sectors a commodity falls into and then within each sector from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Benchmark Component Futures Contracts for USCI

													YTD Spot
Commodity	1/1/2023	2/1/2023	3/1/2023	4/1/2023	5/1/2023	6/1/2023	7/1/2023	8/1/2023	9/1/2023	10/1/2023	11/1/2023	12/1/2023	Price Performance
Soybean Meal	●	●	●	●	●	●	●	●	●	●	●	●	(14.9)%
Corn	●	●	●	●	●	●	●						(19.3)%
Wheat													(20.7)%
Soybean Oil	●	●					●	●	●	●	●	●	(25.0)%
Soybeans		●	●	●	●	●	●	●					(30.5)%
Lead	●	●	●	●	●	●	●		●	●		●	2.1%
Zinc	●	●	●	●				●	●			●	1.7%
Nickel													0.1%
Tin		●				●	●	●					(11.6)%
Copper	●	●	●				●		●	●	●	●	(12.0)%
Aluminum											●		(45.0)%
Live Cattle			●	●	●	●			●		●		61.4%
Cotton	●					●		●	●				21.0%
Sugar	●	●	●	●	●	●	●			●	●	●	12.6%
Coffee	●	●	●	●	●	●	●			●	●	●	12.2%
Lean Hogs							●	●	●	●			2.7%
Natural Gas	●												(2.8)%
Feeder Cattle											●		(22.5)%
Cocoa	●		●	●	●			●		●		●	(43.8)%
Heating Oil	●	●	●	●	●	●	●	●	●	●	●	●	(10.3)%
Crude Oil (WTI)					●			●	●	●	●	●	(10.7)%
Unleaded Gasoline				●	●	●	●	●	●	●	●	●	(14.5)%
Gas Oil	●	●	●	●	●	●	●	●	●	●	●	●	(18.5)%
Crude Oil (Brent)		●	●	●	●	●		●	●	●	●	●	(24.1)%
Silver										●		●	13.4%
Platinum	●	●	●	●	●	●	●	●	●		●		0.2%
Gold													(7.3)%

* From 12/31/22 to 12/31/2023 Source: Bloomberg

USCI

For the 30-valuation days ended December 31, 2023, the simple average daily change in the SDCI was (0.137)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.140)%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average difference in daily tracking by the per share NAV was (1.728)%, meaning that over this time period USCI’s tracking difference was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through December 31, 2023, the simple average daily change in the SDCI was 0.013%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.007%. The average daily difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average difference in daily tracking by the per share NAV was (6.416)%, meaning that over this time period USCI’s tracking difference was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended December 29, 2023, the last trading day in December. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended December 31, 2023.

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

For the year ended December 31, 2023, the actual total return of USCI as measured by changes in its per share NAV was 0.20%. This is based on an initial per share NAV of $56.23 as of December 31, 2022 and an ending per share NAV as of December 31, 2023 of

$56.34. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $57.13 as of December 31, 2023, for a total return over the relevant time period of 1.60%. The difference between the actual per share NAV total return of USCI of 0.20% and the expected total return based on the SDCI of 1.60% was a difference over the time period of (1.40)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the year ended December 31, 2022, the actual total return of USCI as measured by changes in its per share NAV was 29.47%. This is based on an initial per share NAV of $43.43 as of December 31, 2021 and an ending per share NAV as of December 31, 2022 of $56.23. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $57.17 as of December 31, 2022, for a total return over the relevant time period of 31.64%. The difference between the actual per share NAV total return of USCI of 29.47% and the expected total return based on the SDCI of 31.64% was a difference over the time period of (2.17)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended December 31, 2023, the simple average daily change in the SCI was 0.142%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.138%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average difference in daily tracking by the per share NAV was (3.436)%, meaning that over this time period CPER’s tracking difference was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through December 31, 2023, the simple average daily change in the SCI was 0.012%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.008%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average difference in daily tracking by the per share NAV was (2.917)%, meaning that over this time period CPER’s tracking difference was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended December 29, 2023, the last trading day in December. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended December 31, 2023.

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

For the year ended December 31, 2023, the actual total return of CPER as measured by changes in its per share NAV was 4.46%. This is based on an initial per share NAV of $23.07 as of December 31, 2022 and an ending per share NAV as of December 31, 2023 of $24.10. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $24.40 as of December 31, 2023, for a total return over the relevant time period of 5.77%. The difference between the actual per share NAV total return of CPER of 4.46% and the expected total return based on the SCI of 5.77% was a difference over the time period of (1.31)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the year ended December 31, 2022, the actual total return of CPER as measured by changes in its per share NAV was (15.31)%. This is based on an initial per share NAV of $27.24 as of December 31, 2021 and an ending per share NAV as of December 31, 2022 of $23.07. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $23.42 as of December 31, 2022, for a total return over the relevant time period of -14.02%. The difference between the actual per share NAV total return of CPER of -15.31% and the expected total return based on the SCI of (14.02)% was a difference over the time period of (1.29)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the during the year ended December 31, 2023. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the year ended December 31, 2023, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2023, none of the Trust Series held any Other-Related Investments, but did, at times, temporarily hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Finally, a Trust Series could hold the same Futures contracts as its benchmark but at a different weight. This is due to the fact that the benchmark can theoretically own a fractional percentage of a Futures contract but a Trust Series must own a full contract. For a Trust Series with smaller asset base, this percentage difference can have a material impact.

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2013 through December 31, 2023. The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from Year Ending 2013 through December 31, 2023

Year	Ending Level*	Annual Return
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022	1,933.23	31.65%
2023	1,964.25	1.60%

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year Hypothetical Total Returns (Year Ending 2013 through 12/31/2023)* YTD)

40%
30%
20%
10%
0%
-10%
-20%
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the January 1, 2013 through December 24, 2020 period.

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2023.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2023
		S&P GSCI	DB LCI OY	SDCI TR
	BCOM TR	TR	TR	Actual
Total return	46.48%	9.40%	308.11%	772.92%
Average annualized return (total)	3.27%	3.97%	8.03%	10.57%
Annualized volatility	16.00%	23.06%	18.80%	15.39%
Annualized Sharpe ratio	0.08	0.08	0.31	0.54

The table immediately above shows the performance of the SDCI from December 31, 1997 through December 31, 2023 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OYTR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2023; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between December 31, 2013 and December 31, 2023, where the SDCI TR includes the initial composition of the index until December 24, 2020 when changes to the index composition became effective.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR (12/31/2013– 12/31/2023)

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

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR (12/31/2018– 12/31/2023)

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2013 through December 31, 2023.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the SCI for the period from Year Ending December 31, 2013 through December 31, 2023

Year	Ending Level*	Annual Return
2013	1,114.30	(8.90)%
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022	1,222.97	(14.03)%
2023	1,294.82	5.88%

* The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

The following table compares the total return of the SCI in comparison with the total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2023.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year Hypothetical Total Returns (1/1/2013– 12/31/2023 YTD)

40%
30%
20%
10%
0%
-10%
-20%
-30%
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

Source: Summerhaven Index Management, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2023
	BCOM	Spot Copper	SCI TR
	Copper TR	(less storage)	Actual
Total return	444.80%	393.72%	726.83%
Average annualized return (total)	12.04%	12.53%	14.15%
Annualized volatility	25.34%	31.77%	24.85%
Annualized Sharpe ratio	0.39	0.33	0.48

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through December 31, 2023 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which became effective on January 1, 2021, been effective during the period from December 31, 1997 through December 31, 2020. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2023; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between December 31, 2013 and December 31, 2023, where the SCI includes the original composition of the index until the changes described above and became effective on January 1, 2021, from which point then the revised composition of the index is included.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (12/31/2013– 12/31/2023)

SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
160
140
120
100
80
60
40
20
-
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

Source: SHIM, Bloomberg, LME

The following chart compares the hypothetical total return of the SCI in comparison with the actual total return of two major indices and spot copper prices (less storage cost) over a five year period , where the SCI includes the original composition of the index until the changes described above and became effective on January 1, 2021, from which point then the revised composition of the index is included.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI (12/31/2018- 12/31/2023)

200
175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23

Source: SHIM, Bloomberg, LME

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The comparison of the fiscal years ended December 31, 2022 and 2021 can be found in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2022 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2023, each Trust Series’ income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets exceeded the expenses.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2023, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the year ended December 31, 2023, USCI made investments on the London Metal Exchange. During the year ended December 31, 2023, CPER made investments on the London Metal Exchange. In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2023, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $172,109,309 and $127,101,194, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2023, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2023, FCM fees were approximately 0.07% of average daily total net assets for USCI, and approximately 0.03% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust and terminated on April 30, 2021.

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

As of December 31, 2023, USCI’s portfolio consisted of 4,766 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of held 1,342 Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

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

During the twelve month reporting period ended December 31, 2023, no Trust Series had any OTC activities.

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

Item 8. Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust’s and each Trust Series’ internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31,  2023, the internal control over financial reporting for the Trust and each Trust Series is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

United States Commodity Index Funds Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of United States Commodity Index Funds Trust (the “Trust”), including United States Commodity Index Fund and United States Copper Index Fund, each a Series of the Trust, in total and for each Series, as of December 31, 2023, the related statements of operations, changes in capital, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s and its Series’ internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and its Series as of December 31, 2023 and the results of their operations, changes in capital, and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Trust and its Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

The Trust’s and its Series’ financial statements and internal control over financial reporting for the years ended December 31, 2022, and prior, were audited by other auditors whose report dated February 27, 2023, expressed an unqualified opinion on those financial statements and internal control over financial reporting.

Basis for Opinions

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s and its Series’ financial statements and an opinion on the Trust’s and its Series’ internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust and its Series in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Trust’s auditor since 2023.

/s/ Cohen & Company, Ltd.

Philadelphia, Pennsylvania

February 29, 2024

SPICER JEFFRIES LLP
Certified Public Accountants

4601 DTC BOULEVARD • SUITE 700
DENVER, COLORADO 80237
TELEPHONE: (303) 753-1959
FAX: (303) 753-0338
www.spicerjeffries.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

United States Commodity Index Funds Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statement of financial condition of United States Commodity Index Funds Trust (the “Trust”) and its Series including United States Commodity Index Fund, and United States Copper Index Fund, in total and for each Series as of December 31, 2022, including the schedule of investments as of December 31, 2022, and the related statements of operations, changes in capital and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s and its Series’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and its Series as of December 31, 2022, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust and its Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Denver, Colorado

February 29, 2024

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2023 and December 31, 2022

United States Commodity Index Fund

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $159,067,804 and $233,130,983, respectively) (Notes 2 and 6)	$159,067,804	$233,130,983
Equity in trading accounts:
Cash and cash equivalents (at cost $13,041,505 and $12,926,388, respectively)	13,041,505	12,926,388
Unrealized gain (loss) on open commodity futures contracts	(3,305,080)	9,398,730
Dividends receivable	268,784	833,949
Interest receivable	333,401	64,059
Prepaid insurance	14,764	11,886

Total Assets	$169,421,178	$256,365,995

Liabilities and Capital
Management fees payable (Note 4)	$121,486	$178,702
Professional fees payable	264,875	340,128
Brokerage commissions payable	3,955	3,955
Directors’ fees payable	4,294	5,696

Total Liabilities	394,610	528,481

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	169,026,568	255,837,514
Total Capital	169,026,568	255,837,514

Total Liabilities and Capital	$169,421,178	$256,365,995

Shares outstanding	3,000,000	4,550,000
Net asset value per share	$56.34	$56.23
Market value per share	$56.28	$56.28

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2023 and December 31, 2022

United States Copper Index Fund

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $125,475,483 and $158,307,387, respectively) (Notes 2 and 6)	$125,475,483	$158,307,387
Equity in trading accounts:
Cash and cash equivalents (at cost $1,625,711 and $6,906,529, respectively)	1,625,711	6,906,529
Unrealized gain (loss) on open commodity futures contracts	3,996,334	3,972,853
Dividends receivable	148,433	549,553
Interest receivable	332,445	35,104
Prepaid professional fees	9,610	6,112
Prepaid insurance	4,521	13,045

Total Assets	$131,592,537	$169,790,583

Liabilities and Capital
Management fees payable (Note 4)	$71,188	$94,784
Professional fees payable	160,958	152,375
Directors’ fees payable	7,049	7,049

Total Liabilities	239,195	254,208

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	131,353,342	169,536,375
Total Capital	131,353,342	169,536,375

Total Liabilities and Capital	$131,592,537	$169,790,583

Shares outstanding	5,450,000	7,350,000
Net asset value per share	$24.10	$23.07
Market value per share	$24.14	$23.09

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2023 and December 31, 2022

United States Commodity Index Funds Trust

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $284,543,287 and $391,438,370, respectively) (Notes 2 and 6)	$284,543,287	$391,438,370
Equity in trading accounts:
Cash and cash equivalents (at cost $14,667,216 and $19,832,917, respectively)	14,667,216	19,832,917
Unrealized gain (loss) on open commodity futures contracts	691,254	13,371,583
Dividends receivable	417,217	1,383,502
Interest receivable	665,846	99,163
Prepaid professional fees	9,610	6,112
Prepaid insurance	19,285	24,931

Total Assets	$301,013,715	$426,156,578

Liabilities and Capital
Management fees payable (Note 4)	$192,674	$273,486
Professional fees payable	425,833	492,503
Brokerage commissions payable	3,955	3,955
Directors’ fees payable	11,343	12,745

Total Liabilities	633,805	782,689

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	300,379,910	425,373,889
Total Capital	300,379,910	425,373,889

Total Liabilities and Capital	$301,013,715	$426,156,578

Shares Outstanding	8,450,000	11,900,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2023

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG March 2024 contracts, expiring February 2024	$12,234,110	529	$75,720	0.05
CME Live Cattle Futures LC February 2024 contracts, expiring February 2024	12,319,030	182	(52,230)	(0.03)
ICE Cocoa Futures CC March 2024 contracts, expiring March 2024	12,018,720	284	(102,080)	(0.06)
CBOT Soybean Oil Futures BO March 2024 contracts, expiring March 2024	13,009,224	417	(954,588)	(0.56)
CBOT Soybean Futures S March 2024 contracts, expiring March 2024	12,337,075	188	(135,875)	(0.08)
CBOT Soybean Meal Futures SM March 2024 contracts, expiring March 2024	13,045,080	313	(963,280)	(0.57)
ICE Coffee Futures KC March 2024 contracts, expiring March 2024	10,218,713	169	1,714,800	1.01
COMEX Copper Futures HG March 2024 contracts, expiring March 2024	11,597,812	126	657,263	0.39
NYMEX NY Harbour ULSD Futures HO April 2024 contracts, expiring March 2024	12,075,273	115	(236,943)	(0.14)
COMEX Gold 100 OZ Futures GC April 2024 contracts, expiring April 2024	12,386,220	59	(44,600)	(0.03)
ICE Sugar #11 Futures SB May 2024 contracts, expiring April 2024	14,783,563	538	(2,479,287)	(1.47)
NYMEX WTI Crude Oil Futures CL October 2024 contracts, expiring September 2024	12,633,382	169	(637,762)	(0.38)
United Kingdom Contracts
ICE Low Sulphur Gasoil Futures QS February 2024 contracts, expiring February 2024	12,014,425	157	(361,100)	(0.21)
ICE Brent Crude Futures CO November 2024 contracts, expiring September 2024	12,616,630	160	(571,830)	(0.34)
Foreign Contracts
LME Lead Futures LL January 2024 contracts, expiring January 2024*	13,170,786	246	(598,649)	(0.36)
LME Zinc Futures LX January 2024 contracts, expiring January 2024*	26,874,701	434	1,801,849	1.07
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Lead Futures LL January 2024 contracts, expiring January 2024*	(12,667,814)	246	95,676	0.05
LME Zinc Futures LX January 2024 contracts, expiring January 2024*	(28,164,386)	434	(512,164)	(0.30)
Total Open Futures Contracts*	$172,502,544	4,766	$(3,305,080)	(1.96)

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2023

United States Commodity Index Fund

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
5.40%, 1/02/2024	$7,000,000	$6,998,968	4.14
5.43%, 1/23/2024	8,000,000	7,973,927	4.72
5.39%, 2/08/2024	4,000,000	3,977,770	2.36
5.30%, 2/15/2024	5,000,000	4,967,219	2.94
5.30%, 2/29/2024	5,000,000	4,957,061	2.93
5.23%, 3/12/2024	4,000,000	3,958,426	2.34
5.21%, 3/26/2024	7,000,000	6,913,147	4.09
5.28%, 3/28/2024	3,000,000	2,962,118	1.75
Total United States Treasury Obligations		42,708,636	25.27

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 5.32%#	55,800,000	55,800,000	33.01
Total United States Money Market Funds		55,800,000	33.01
Total Cash Equivalents		$98,508,636	58.28

#Reflects the 7-day yield at December 31, 2023.

*Collateral amounted to $13,041,505 on open commodity futures contracts.

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

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2023

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2024 contracts, expiring March 2024	$42,284,764	450	$1,483,361	1.13
COMEX Copper Futures HG May 2024 contracts, expiring May 2024	42,189,925	446	1,389,850	1.06
COMEX Copper Futures HG July 2024 contracts, expiring July 2024	42,662,927	446	1,123,123	0.85
Total Open Futures Contracts*	$127,137,616	1,342	$3,996,334	3.04

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
5.39%, 2/08/2024	$4,000,000	$3,977,770	3.03
5.30%, 2/15/2024	4,000,000	3,973,775	3.03
5.30%, 2/29/2024	5,000,000	4,957,061	3.77
5.21%, 3/26/2024	5,000,000	4,937,962	3.76
5.28%, 3/28/2024	3,000,000	2,962,119	2.25
Total United States Treasury Obligations		20,808,687	15.84

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 5.32%#	32,950,000	32,950,000	25.09
Total United States Money Market Funds		32,950,000	25.09
Total Cash Equivalents		$53,758,687	40.93

#Reflects the 7-day yield at December 31, 2023.

*Collateral amounted to $1,625,711 on open commodity futures contracts.

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

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2023, 2022 and 2021

United States Commodity Index Fund

	Year ended		Year ended	Year ended
	December 31, 2023		December 31, 2022	December 31, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$2,123,019		$59,921,738	$58,239,578
Change in unrealized gain (loss) on open commodity futures contracts	(12,703,810)		4,552,856	(2,447,470)
Dividend income	5,301,761		4,009,510	47,548
Interest income	4,353,406		474,723	2,186
ETF transaction fees	10,850		15,750	12,950
Total Income (Loss)	$(914,774)		$68,974,577	$55,854,792

Expenses
Management fees (Note 4)	$1,567,809		$2,436,671	$1,681,043
Professional fees	369,911		553,920	212,800
Brokerage commissions	160,196		208,672	151,236
Directors’ fees and insurance	81,283		71,043	45,061
Other fees	—		6,375	—
Registration fees	—		6,617	32,976
Total Expenses	$2,179,199		$3,283,298	$2,123,116
Net Income (Loss)	$(3,093,973)		$65,691,279	$53,731,676
Net Income (Loss) per share	$0.11	#	$12.80	$10.85
Net Income (Loss) per weighted average share	$(0.89)		$11.75	$10.12
Weighted average shares outstanding	3,490,411		5,589,726	5,311,644
#

The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Fund’s shares in relation to fluctuating market values for the Fund.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2023, 2022 and 2021

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$1,358,100	$(32,719,288)	$20,590,837
Change in unrealized gain (loss) on open commodity futures contracts	23,481	(3,280,075)	2,956,865
Dividend income	3,535,741	2,337,669	55,984
Interest income	3,449,738	222,228	2,309
ETF transaction fees	17,500	17,500	36,750
Total Income (Loss)	$8,384,560	$(33,421,966)	$23,642,745

Expenses
Management fees (Note 4)	$921,146	$1,248,527	$1,565,147
Professional fees	431,530	444,451	308,342
Brokerage commissions	38,792	55,612	65,088
Directors’ fees and insurance	76,810	80,390	53,747
Other fees	—	6,375	—
Registration fees	—	24,092	117,738
Total Expenses	$1,468,278	$1,859,447	$2,110,062
Expense waiver (Note 4)	—	—	(63,274)
Net Expenses	$1,468,278	$1,859,447	$2,046,788
Net Income (Loss)	$6,916,282	$(35,281,413)	$21,595,957
Net Income (Loss) per share	$1.03	$(4.17)	$5.52
Net Income (Loss) per weighted average share	$1.16	$(4.51)	$2.36
Weighted average shares outstanding	5,955,616	7,829,863	9,143,699

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2023, 2022 and 2021

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$3,481,119	$27,202,450	$78,830,415
Change in unrealized gain (loss) on open commodity futures contracts	(12,680,329)	1,272,781	509,395
Dividend income	8,837,502	6,347,179	103,532
Interest income	7,803,144	696,951	4,495
ETF transaction fees	28,350	33,250	49,700
Total Income (Loss)	$7,469,786	$35,552,611	$79,497,537

Expenses
Management fees (Note 4)	$2,488,955	$3,685,198	$3,246,190
Professional fees	801,441	998,371	521,142
Brokerage commissions	198,988	264,284	216,324
Directors’ fees and insurance	158,093	151,433	98,808
Other fees	—	12,750	—
Registration fees	—	30,709	150,714
Total Expenses	$3,647,477	$5,142,745	$4,233,178
Expense waiver (Note 4)	—	—	(63,274)
Net Expenses	$3,647,477	$5,142,745	$4,169,904
Net Income (Loss)	$3,822,309	$30,409,866	$75,327,633

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2023, 2022 and 2021

United States Commodity Index Fund

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Balances at beginning of year	$255,837,514	$234,520,505	$110,783,068
Addition of 450,000, 2,150,000 and 3,300,000 shares, respectively	25,739,124	117,728,095	121,879,808
Redemption of (2,000,000), (3,000,000) and (1,300,000) shares, respectively	(109,456,097)	(162,102,365)	(51,874,047)
Net income (loss)	(3,093,973)	65,691,279	53,731,676

Balances at end of year	$169,026,568	$255,837,514	$234,520,505
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2023, 2022 and 2021

United States Copper Index Fund

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Balances at beginning of year	$169,536,375	$228,783,408	$65,163,704
Addition of 2,800,000, 4,350,000 and 14,150,000 shares, respectively	68,182,109	107,138,968	372,651,530
Redemption of (4,700,000), (5,400,000) and (8,750,000) shares, respectively	(113,281,424)	(131,104,588)	(230,627,783)
Net income (loss)	6,916,282	(35,281,413)	21,595,957

Balances at end of year	$131,353,342	$169,536,375	$228,783,408
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2023, 2022 and 2021

United States Commodity Index Funds Trust

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Balances at beginning of year	$425,373,889	$463,303,913	$175,946,772
Addition of 3,250,000, 6,500,000 and 17,450,000 shares	93,921,233	224,867,063	494,531,338
Redemption of (6,700,000), (8,400,000) and (10,050,000) shares	(222,737,521)	(293,206,953)	(282,501,830)
Net income (loss)	3,822,309	30,409,866	75,327,633

Balances at end of year	$300,379,910	$425,373,889	$463,303,913
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2023, 2022 and 2021

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(3,093,973)	$65,691,279	$53,731,676
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	12,703,810	(4,552,856)	2,447,470
(Increase) decrease in dividends receivable	565,165	(829,327)	(2,243)
(Increase) decrease in interest receivable	(269,342)	(64,015)	(44)
(Increase) decrease in prepaid insurance	(2,878)	(4,612)	(2,062)
(Increase) decrease in prepaid registration fees	—	6,616	(6,616)
Increase (decrease) in Management fees payable	(57,216)	20,879	84,889
Increase (decrease) in professional fees payable	(75,253)	146,824	(119,157)
Increase (decrease) in directors’ fees payable	(1,402)	1,215	2,956
Net cash provided by (used in) operating activities	9,768,911	60,416,003	56,136,869

Cash Flows from Financing Activities:
Addition of shares	25,739,124	117,728,095	121,879,808
Redemption of shares	(109,456,097)	(162,102,365)	(51,874,047)
Net cash provided by (used in) financing activities	(83,716,973)	(44,374,270)	70,005,761

Net Increase (Decrease) in Cash and Cash Equivalents	(73,948,062)	16,041,733	126,142,630

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	246,057,371	230,015,638	103,873,008
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$172,109,309	$246,057,371	$230,015,638

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$159,067,804	$233,130,983	$217,583,826
Equity in Trading Accounts:
Cash and cash equivalents	13,041,505	12,926,388	12,431,812
Total Cash, Cash Equivalents and Equity in Trading Accounts	$172,109,309	$246,057,371	$230,015,638

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2023, 2022 and 2021

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$6,916,282	$(35,281,413)	$21,595,957
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(23,481)	3,280,075	(2,956,865)
(Increase) decrease in receivable from Sponsor	—	—	58,202
(Increase) decrease in dividends receivable	401,120	(544,714)	(3,524)
(Increase) decrease in interest receivable	(297,341)	(35,033)	(65)
(Increase) decrease in prepaid professional fees	(3,498)	(6,112)	—
(Increase) decrease in prepaid insurance	8,524	(5,629)	(7,188)
(Increase) decrease in prepaid registration fees	—	24,092	(24,092)
Increase (decrease) in payable due to Broker	—	—	(1,428,240)
Increase (decrease) in Management fees payable	(23,596)	(38,525)	102,193
Increase (decrease) in professional fees payable	8,583	(48,932)	140,063
Increase (decrease) in directors’ fees payable	—	186	1,788
Net cash provided by (used in) operating activities	6,986,593	(32,656,005)	17,478,229

Cash Flows from Financing Activities:
Addition of shares	68,182,109	107,138,968	372,651,530
Redemption of shares	(113,281,424)	(131,104,588)	(230,627,783)
Net cash provided by (used in) financing activities	(45,099,315)	(23,965,620)	142,023,747

Net Increase (Decrease) in Cash and Cash Equivalents	(38,112,722)	(56,621,625)	159,501,976

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	165,213,916	221,835,541	62,333,565
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$127,101,194	$165,213,916	$221,835,541

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$125,475,483	$158,307,387	$213,185,032
Equity in Trading Accounts:
Cash and cash equivalents	1,625,711	6,906,529	8,650,509
Total Cash, Cash Equivalents and Equity in Trading Accounts	$127,101,194	$165,213,916	$221,835,541

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2023, 2022 and 2021

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,822,309	$30,409,866	$75,327,633
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	12,680,329	(1,272,781)	(509,395)
(Increase) decrease in receivable from Sponsor	—	—	58,202
(Increase) decrease in dividends receivable	966,285	(1,374,041)	(5,767)
(Increase) decrease in interest receivable	(566,683)	(99,048)	(109)
(Increase) decrease in prepaid professional fees	(3,498)	(6,112)	—
(Increase) decrease in prepaid insurance	5,646	(10,241)	(9,250)
(Increase) decrease in prepaid registration fees	—	30,708	(30,708)
Increase (decrease) in payable due to Broker	—	—	(1,428,240)
Increase (decrease) in Management fees payable	(80,812)	(17,646)	187,082
Increase (decrease) in professional fees payable	(66,670)	97,892	20,906
Increase (decrease) in directors’ fees payable	(1,402)	1,401	4,744
Net cash provided by (used in) operating activities	16,755,504	27,759,998	73,615,098

Cash Flows from Financing Activities:
Addition of shares	93,921,233	224,867,063	494,531,338
Redemption of shares	(222,737,521)	(293,206,953)	(282,501,830)
Net cash provided by (used in) financing activities	(128,816,288)	(68,339,890)	212,029,508

Net Increase (Decrease) in Cash and Cash Equivalents	(112,060,784)	(40,579,892)	285,644,606

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	411,271,287	451,851,179	166,206,573
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$299,210,503	$411,271,287	$451,851,179

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$284,543,287	$391,438,370	$430,768,858
Equity in Trading Accounts:
Cash and cash equivalents	14,667,216	19,832,917	21,082,321
Total Cash, Cash Equivalents and Equity in Trading Accounts	$299,210,503	$411,271,287	$451,851,179

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years ended December 31, 2023, 2022 and 2021

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended December 31, 2023 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2023, USCF held 5 shares of USCI and 40 shares of CPER.

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

USCI seeks to achieve its investment objective by investing primarily in the Benchmark Component Futures Contracts. Then, if constrained by regulatory requirements, risk mitigation measures, liquidity requirements or in view of market conditions, USCI will invest next in other Futures Contracts based on the same commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts if one or more other Futures Contracts is not available. When USCI has invested to the fullest extent possible in exchange-traded futures contracts, USCI may then invest in other contracts and instruments based on the Benchmark Component Futures Contracts, other Futures Contracts or the commodities included in the SDCI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts and other contracts and instruments based on the Benchmark Component Futures Contracts are collectively referred to as “Other Commodity-Related Investments,” and together with Benchmark Component Futures Contracts and other Futures Contracts, “Commodity Interests.”

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2023, USCI held 813 Futures Contracts on the NYMEX, held 1,308 Futures Contracts on the ICE Futures, held 918 Futures Contracts on the CBOT, held 182 Futures Contracts on the CME, held 1,360 Futures Contracts on the LME and held 185 Futures Contracts on the COMEX, totaling 4,766 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of December 31, 2023, CPER held 1,342 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31,  2023, 2022 and 2021,

USCI incurred $0, $6,617 and $32,976 respectively, in registration fees and offering expenses. For the years ended December 31,  2023, 2022 and 2021, CPER incurred $0, 24,092 and $117,738 respectively, in registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER. On January 27, 2023 the SEC declared effective registration statements filed by each of USCI and CPER that registered an unlimited number of shares. As a result, USCI and CPER each have an unlimited number of shares that can be issued in the form of Creation Baskets.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each Trust Series and each other Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2023 are estimated to be a total of $1,210,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2023 totaled $81,283 and CPER’s portion of such fees and expenses for the year ending December 31, 2023 totaled $76,810. For the year ending December 31, 2022, these fees and expenses were $1,258,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2022 was $71,043 and CPER’s portion of such fees and expenses for the year ending December 31, 2022 was $80,390. For the year ended December 31, 2021, these fees and expenses were $1,081,963 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2021  was $45,061 and CPER’s portion of such fees and expenses for the year ending December 31, 2021 was $53,747.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. For the years ended December 31, 2023, 2022 and 2021, USCI incurred $369,911, $553,920 and $198,650 respectively, in investor tax reporting costs. For the years ended December 31,  2023, 2022 and 2021, CPER incurred $431,530, $423,101 and $280,967 respectively, in investor tax reporting costs. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, each Trust Series pays all brokerage fees and other expenses in connection with the operation of such Trust Series, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below. USCF previously paid certain expenses normally borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the year ended December 31,  2023, 2022 and 2021 USCF waived $0, $0 and $63,274, respectively, of expenses for CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 – Contracts and Agreements below and terminated on April 30, 2021.

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

USCI

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Total commissions accrued to brokers	$160,196	$208,672	$151,236
Total commissions as annualized percentage of average total net assets	0.08%	0.07%	0.07%

The decrease in total commissions accrued to brokers for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to a lower number of contracts held and traded.

For the year ended December 31, 2023, the monthly average volume of open future contract notional value was $259,074,838. For the year ended December 31, 2022, the monthly average volume of open future contract notional value was $384,940,596.

CPER

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Total commissions accrued to brokers	$38,792	$55,612	$65,088
Total commissions as annualized percentage of average total net assets	0.03%	0.03%	0.03%

The decrease in total commissions accrued to brokers for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to a lower number of contracts held and traded.

For the year ended December 31, 2023, the monthly average volume of open future contract notional value was $143,271,265. For the year ended December 31, 2022, the monthly average volume of open future contract notional value was $201,590,276.

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

All of the futures contracts held by each Trust Series through December 31, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2023 and December 31, 2022, USCI held investments in money market funds in the amounts of $55,800,000 and $233,050,000, respectively. As of December 31, 2023 and December 31, 2022, CPER held investments in money market funds in the amounts of $32,950,000 and $158,200,000, respectively. Each Trust Series also holds cash deposits with its custodian. As of December 31, 2023 and December 31, 2022, USCI held cash deposits and investments in Treasuries in the amounts of $116,309,309 and $13,007,371, respectively, with the custodian and FCMs. As of December 31, 2023 and December 31, 2022, CPER held cash deposits and investments in Treasuries in the amounts of $94,151,194 and $7,013,916, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31,  2023, 2022 and 2021 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021

Per Share Operating Performance:
Net asset value, beginning of year	$56.23	$43.43	$32.58
Total income (loss)	0.73	13.39	11.25
Total expenses	(0.62)	(0.59)	(0.40)
Net increase (decrease) in net asset value	0.11 #	12.80	10.85
Net asset value, end of year	$56.34	$56.23	$43.43

Total Return	0.20%	29.47%	33.30%

Ratios to Average Net Assets
Total income (loss)	(0.47)%	22.65%	26.58%
Management fees	0.80%*	0.80%*	0.80%*
Total expenses excluding management fees	0.31%	0.28%	0.21%
Net income (loss)	(1.58)%	21.57%	25.57%
#

The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Fund's shares in relation to fluctuating market values for the Fund.

CPER

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021

Per Share Operating Performance:
Net asset value, beginning of year	$23.07	$27.24	$21.72
Total income (loss)	1.28	(3.93)	5.74
Total expenses	(0.25)	(0.24)	(0.22)
Net increase (decrease) in net asset value	1.03	(4.17)	5.52
Net asset value, end of year	$24.10	$23.07	$27.24

Total Return	4.46%	(15.31)%	25.41%

Ratios to Average Net Assets
Total income (loss)	5.92%	(17.40)%	9.82%
Management fees	0.65%	0.65%	0.65%
Total expenses excluding management fees	0.39%	0.32%	0.23%
Expense waived	—%	—%	(0.03)%
Net expense excluding management fees	0.39%	0.32%	0.20%
Net income (loss)	4.88%	(18.37)%	8.97%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series. Additionally, only Authorized Participants purchase and redeem shares from each Trust Series at the NAV per share. Most shareholders will purchase and sell shares in the secondary market at market prices, which may differ from the NAV per share and result in a higher or lower total return.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2023 and 2022.

USCI

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2023	2023	2023	2023
Total Income (Loss)	$(8,310,360)	$(1,854,670)	$17,560,299	$(8,310,043)
Total Expenses	626,477	497,872	517,215	537,635
Net Income (Loss)	$(8,936,837)	$(2,352,542)	$17,043,084	$(8,847,678)
Net Income (Loss) per Share	$(1.95)	$(0.64)	$5.48	$(2.78)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2022	2022	2022	2022
Total Income (Loss)	$65,920,524	$(2,222,314)	$(19,228,766)	$24,505,133
Total Expenses	686,919	946,715	880,271	769,393
Net Income (Loss)	$65,233,605	$(3,169,029)	$(20,109,037)	$23,735,740
Net Income (Loss) per Share	$11.76	$(0.28)	$(3.46)	$4.78

CPER

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2023	2023	2023	2023
Total Income (Loss)	$14,293,505	$(10,888,325)	$(432,010)	$5,411,390
Total Expenses	395,626	356,803	378,678	337,171
Net Income (Loss)	13,897,879	(11,245,128)	(810,688)	5,074,219
Net Income (Loss) per Share	$1.97	$(1.88)	$(0.05)	$0.99

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2022	2022	2022	2022
Total Income (Loss)	$13,989,842	$(54,315,842)	$(12,686,525)	$19,590,559
Total Expenses	488,722	559,756	456,016	354,953
Net Income (Loss)	13,501,120	(54,875,598)	(13,142,541)	19,235,606
Net Income (Loss) per Share	$1.66	$(6.48)	$(1.87)	$2.52

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

The following table summarizes the valuation of USCI’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$98,508,636	$98,508,636	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,158,862)	(3,158,862)	—	—
Foreign Contracts	(146,218)	(146,218)	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$233,050,000	$233,050,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	6,744,521	6,744,521	—	—
Foreign Contracts	2,654,209	2,654,209	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$53,758,687	$53,758,687	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,996,334	3,996,334	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$158,200,000	$158,200,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,972,853	3,972,853	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	December 31, 2023	December 31, 2022
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$(3,305,080)	$9,398,730

Fair Value of Derivative Instruments Held by CPER

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	December 31, 2023	December 31, 2022
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$3,996,334	$3,972,853

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended		For the year ended		For the year ended
		December 31, 2023		December 31, 2022		December 31, 2021
			Change in		Change in		Change in
	Location of	Realized Gain	Unrealized Gain	Realized Gain	Unrealized Gain	Realized Gain	Unrealized Gain
Derivatives	Gain (Loss)	(Loss) on	(Loss) on	(Loss) in	(Loss) on	(Loss) in	(Loss) on
not	on	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
Accounted for as	Derivatives	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Hedging Instruments	Recognized in Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$2,123,019		$59,921,738		$58,239,578

	Change in unrealized gain (loss) on open commodity futures contracts		$(12,703,810)		$4,552,856		$(2,447,470)

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended		For the year ended		For the year ended
		December 31, 2023		December 31, 2022		December 31, 2021
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$1,358,100		$(32,719,288)		$20,590,837

	Change in unrealized gain (loss) on commodity futures contracts positions		$23,481		$(3,280,075)		$2,956,865

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

Item 9B. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2023.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. The Trust has no executive officers. Pursuant to the terms of the Trust Agreement, the Trust’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	52	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	60	Chief Financial Officer, Secretary and Treasurer
Andrew F Ngim	63	Chief Operating Officer and Portfolio Manager
Robert L. Nguyen	64	Management Director
Kathryn D. Rooney	51	Management Director, Chief Marketing Officer
Daphne G. Frydman	49	Director of Compliance
Ray W. Allen	67	Portfolio Manager
Kevin A. Baum	53	Chief Investment Officer
Gordon L. Ellis	77	Independent Director
Malcolm R. Fobes III	59	Independent Director
Peter M. Robinson	67	Independent Director

Ray W. Allen, 67, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019, and (6) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 53, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also serves as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds NFA Series 3 and FINRA Series 7 registration.

Stuart P. Crumbaugh, 60, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc. (formerly Wainwright Holdings, Inc.) (“USCF Investments”) from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of

January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Daphne G. Frydman, 49, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her JD from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 52, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person and, swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 63, co-founded USCF in 2005 and has served as a Management Director from May 2005 to April 2023 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI and CPER since January 2013 and for the United States Agriculture Index Fund from January 2013 to September 2018. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present, and (5) the USCF Aluminum Strategy Fund from October 6, 2023 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of

USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 64, Management Director and principal since July 2015. Mr. Nguyen served on the Board of USCF Investments from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Kathryn D. Rooney, 51, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. Since January 2016. She also has served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023 USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a Bachelor of Arts in economics and psychology in June 1994.

Gordon L. Ellis, 77, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an MBA in international finance.

Malcolm R. Fobes III, 59, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 66, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in any Trust Series. Andrew F Ngim makes trading and investment decisions for each Trust Series. Andrew F Ngim, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of each Trust Series. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Principals of SummerHaven

Kurt J. Nelson has been employed by SummerHaven since August 2009 as a partner. His duties include investor relations, marketing and product structuring. From September 2007 to July 2009, Mr. Nelson was employed by UBS Investment Bank as a Managing Director where he led the U.S. commodity index for UBS. Mr. Nelson was a supervisory committee member of the UBS Bloomberg CMCI Index and Dow-Jones UBS Commodity Index, and he was responsible for launching the UBS exchange-traded note platform (E-TRACS). From March 1998 to January 2007, Mr. Nelson was employed by AIG Financial Products Corp. as a Managing Director. Mr. Nelson created and managed the high-net-worth derivatives business for AIG Financial Products, and he also provided equity derivative and commodity index solutions for U.S. corporations, institutional dealers and principal dealers. Mr. Nelson was not employed from January 2007 to September 2007. Mr. Nelson became listed as a principal of SummerHaven effective October 1, 2009, as an associated person of SummerHaven effective October 12, 2009 and as an associate member of the NFA effective October 12, 2009. Mr. Nelson is 52 years old.

K. Geert Rouwenhorst has been employed by SummerHaven since April 2009 as a partner. His duties include research and investor relations. From July 1990 to present, Dr. Rouwenhorst has been employed by Yale School of Management as a Professor of Finance. Dr. Rouwenhorst became listed as a principal of SummerHaven effective October 8, 2009, as an associated person of SummerHaven effective September 1, 2011 and as an associate member of the NFA effective September 1, 2011. Dr. Rouwenhorst is 61 years old.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Mr. John P. Love who also serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of each Trust Series’ independent auditors and the oversight of each Trust Series’ financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and the Trust Series’ customers, employees, suppliers and the communities impacted by each Trust Series. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to the Trust Series’ Corporate Governance Policy.

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

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face the Trust Series’ and the Related Public Funds. USCF’s compliance policies and procedures are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by each Trust Series, including Oil Futures Contracts and Other Oil-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by each Trust Series. The policies and procedures, among other things, provide criteria for OTC swap counterparties and documentation.

There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on each Trust Series and the assets under management continue to increase, then a Trust Series may not be able to invest solely in the Benchmark Futures Contracts and may have to invest in OTC swap contracts or Other Oil-Related Investments as it seeks to track its benchmark. Other Futures Contracts in which a Trust Series may invest may not track changes in the price of the Benchmark Futures Contract. Other Oil-Related Investments, including OTC swap contracts, may also expose each Trust Series to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts. The Trust Series and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any OTC swap contracts or other investments.

Part III

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USCI and CPER is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. From May 1, 2014 through December 31, 2023, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI and 0.65% per annum of average daily total net assets for CPER.

For 2023, each of USCI and CPER accrued aggregate management fees of $1,567,809 and $921,146, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2023 by the directors of USCF. Each of USCI’s and CPER’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2023 was $81,283 and $76,810, respectively.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	$—	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$14,499	NA	NA	NA	$—	$—	$14,499
Gordon L. Ellis	$14,499	NA	NA	NA	$—	$—	$14,499
Malcolm R. Fobes III(1)	$17,399	NA	NA	NA	$—	$—	$17,399

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2023	2022
Audit fees	$107,500	$115,000
Audit-related fees	—	—
Tax fees	17,000	—
All other fees	5,000	—
	$129,500	$115,000

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2023	2022
Audit fees	$67,500	$75,000
Audit-related fees	—	—
Tax fees	17,000	—
All other fees	5,000	—
	$89,500	$75,000

Audit fees consist of fees paid to Cohen & Company, Ltd. and Spicer Jeffries LLP for (i) the audit of each of the Trust’s and the Trust Series’ annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of the Trust’s and the Trust Series’ current reports on Form 8-K; (ii) the audit of the Trust’s and each Trust Series’ internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid for professional services rendered in connection with tax compliance and partnership income tax return filings.

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Fourth Amended and Restated Declaration of Trust and Trust Agreement.
3.3(5)	Sixth Amended and Restated Limited Liability Company Agreement of the Sponsor.
4.1(9)	Description of Securities.
10.1(7)	Form of Authorized Participant Agreement.
10.1(8)	Futures and Cleared Derivatives Transactions Customer Agreement with RBC Capital Markets, LLC
10.2(3)	Marketing Agent Agreement.
10.3(4)	Amendment Agreement to Marketing Agent Agreement.
10.3(5)	Amendment 6 to the Marketing Agent Agreement, dated as of October 1, 2022, between United States Commodity Funds LLC, United States Commodity Index Funds Trust, and ALPS Distributors, Inc.
10.4(6)	Form of Custody Agreement with The Bank of New York Mellon.
10.5(6)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.6(6)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.7(8)	Amended and Restated Licensing Agreement.
10.8(8)	Amended and Restated Advisory Agreement.
23.1(10)	Consent of Independent Registered Public Accounting Firm.
31.1(10)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(10)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(10)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(10)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
97.1(10)	Dodd-Frank Compensation Recoupment Policy.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(3)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.

(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-195018) filed on March 31, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 24, 2018.
(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020.
(10)	Filed herewith.

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

Date: February 29, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 29, 2024