Form 10-Q
period 2024-03-31
United States Commodity Index Funds Trust
filed 2024-05-09
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of May 3, 2024 are included in the table below:

Number of Outstanding Shares as of May 3,2024
United States Commodity Index Fund	2,900,000
United States Copper Index Fund	6,950,000
Total	9,850,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2024 (Unaudited) and December 31, 2023

United States Commodity Index Fund

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $155,244,993 and $159,067,804, respectively) (Notes 2 and 6)	$155,244,993	$159,067,804
Equity in trading accounts:
Cash and cash equivalents (at cost $10,561,897 and $13,041,505, respectively)	10,561,897	13,041,505
Unrealized gain (loss) on open commodity futures contracts	1,732,364	(3,305,080)
Dividends receivable	260,646	268,784
Interest receivable	287,279	333,401
Prepaid insurance	30,378	14,764

Total Assets	$168,117,557	$169,421,178

Liabilities and Capital
Management fees payable (Note 4)	$110,364	$121,486
Professional fees payable	119,397	264,875
Brokerage commissions payable	3,955	3,955
Directors’ fees payable	4,254	4,294

Total Liabilities	237,970	394,610

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	167,879,587	169,026,568
Total Capital	167,879,587	169,026,568

Total Liabilities and Capital	$168,117,557	$169,421,178

Shares outstanding	2,750,000	3,000,000
Net asset value per share	$61.05	$56.34
Market value per share	$60.95	$56.28

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2024 (Unaudited) and December 31, 2023

United States Copper Index Fund

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $148,936,970 and $125,475,483, respectively) (Notes 2 and 6)	$148,936,970	$125,475,483
Equity in trading accounts:
Cash and cash equivalents (at cost $780,841 and $1,625,711, respectively)	780,841	1,625,711
Unrealized gain (loss) on open commodity futures contracts	6,571,662	3,996,334
Dividends receivable	164,598	148,433
Interest receivable	291,295	332,445
Prepaid professional fees	7,335	9,610
Prepaid insurance	22,098	4,521

Total Assets	$156,774,799	$131,592,537

Liabilities and Capital
Management fees payable (Note 4)	$75,815	$71,188
Professional fees payable	50,514	160,958
Directors’ fees payable	6,989	7,049

Total Liabilities	133,318	239,195

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	156,641,481	131,353,342
Total Capital	156,641,481	131,353,342

Total Liabilities and Capital	$156,774,799	$131,592,537

Shares outstanding	6,250,000	5,450,000
Net asset value per share	$25.06	$24.10
Market value per share	$25.12	$24.14

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At March 31, 2024 (Unaudited) and December 31, 2023

United States Commodity Index Funds Trust

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $304,181,963 and $284,543,287, respectively) (Notes 2 and 6)	$304,181,963	$284,543,287
Equity in trading accounts:
Cash and cash equivalents (at cost $11,342,738 and $14,667,216, respectively)	11,342,738	14,667,216
Unrealized gain (loss) on open commodity futures contracts	8,304,026	691,254
Dividends receivable	425,244	417,217
Interest receivable	578,574	665,846
Prepaid professional fees	7,335	9,610
Prepaid insurance	52,476	19,285

Total Assets	$324,892,356	$301,013,715

Liabilities and Capital
Management fees payable (Note 4)	$186,179	$192,674
Professional fees payable	169,911	425,833
Brokerage commissions payable	3,955	3,955
Directors’ fees payable	11,243	11,343

Total Liabilities	371,288	633,805

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	324,521,068	300,379,910
Total Capital	324,521,068	300,379,910

Total Liabilities and Capital	$324,892,356	$301,013,715

Shares Outstanding	9,000,000	8,450,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2024

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX NY Harbour ULSD Futures HO June 2024 contracts, expiring May 2024	$11,875,021	108	$7,938	0.01
COMEX Gold 100 OZ Futures GC June 2024 contracts, expiring June 2024	11,944,140	54	143,220	0.09
CME Live Cattle Futures LC June 2024 contracts, expiring June 2024	11,860,350	165	36,150	0.02
ICE Sugar #11 Futures SB July 2024 contracts, expiring June 2024	12,105,061	493	125,283	0.07
ICE Cotton Futures CT July 2024 contracts, expiring July 2024	11,972,751	259	(62,636)	(0.04)
ICE Cocoa Futures CC July 2024 contracts, expiring July 2024	12,191,220	132	92,700	0.06
ICE Coffee Futures KC July 2024 contracts, expiring July 2024	12,165,881	173	33,863	0.02
COMEX Copper Futures HG July 2024 contracts, expiring July 2024	11,914,500	118	550	0.00†
CBOT Soybean Futures S August 2024 contracts, expiring August 2024	11,849,288	196	(52,537)	(0.03)
NYMEX RBOB Gasoline Futures RB September 2024 contracts, expiring August 2024	11,882,530	113	87,831	0.05
NYMEX WTI Crude Oil Futures CL October 2024 contracts, expiring September 2024	11,376,832	152	675,248	0.40
United Kingdom Contracts
ICE Low Sulphur Gasoil Futures QS May 2024 contracts, expiring May 2024	11,806,100	146	(9,300)	(0.01)
ICE Brent Crude Futures CO November 2024 contracts, expiring September 2024	11,446,700	145	604,250	0.36
Foreign Contracts
LME Lead Futures LL April 2024 contracts, expiring April 2024*	11,224,892	215	(303,322)	(0.18)
LME Tin Futures LT April 2024 contracts, expiring April 2024*	11,461,005	87	524,550	0.31
LME Tin Futures LT May 2024 contracts, expiring May 2024*	11,879,680	86	8,100	0.01
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Lead Futures LL April 2024 contracts, expiring April 2024*	(10,748,987)	215	(172,584)	(0.10)
LME Tin Futures LT April 2024 contracts, expiring April 2024*	(11,978,615)	87	(6,940)	(0.01)
Total Open Futures Contracts*	$166,228,349	2,944	$1,732,364	1.03

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2024 (continued)

United States Commodity Index Fund

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
5.29%, 4/04/2024	$7,000,000	$6,996,949	4.17
5.28%, 4/11/2024	6,000,000	5,991,300	3.57
5.27%, 4/18/2024	3,000,000	2,992,620	1.78
5.28%, 5/02/2024	5,000,000	4,977,525	2.96
5.35%, 5/07/2024	6,000,000	5,968,470	3.56
5.36%, 5/14/2024	6,000,000	5,962,303	3.55
5.35%, 5/21/2024	6,000,000	5,956,208	3.55
5.27%, 6/27/2024	3,000,000	2,962,228	1.76
Total United States Treasury Obligations		41,807,603	24.90
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 5.27%#	50,200,000	50,200,000	29.90
RBC U.S. Government Money Market Fund - Institutional Shares, 5.26%#	18,600,000	18,600,000	11.08
Total United States Money Market Funds		68,800,000	40.98
Total Cash Equivalents		$110,607,603	65.88
†	Represents less than 0.005%.
#	Reflects the 7-day yield at March 31, 2024.
*	Collateral amounted to $10,561,897 on open commodity futures contracts.
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

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2023

United States Commodity Index Fund

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
5.40%, 1/02/2024	$7,000,000	$6,998,968	4.14
5.43%, 1/23/2024	8,000,000	7,973,927	4.72
5.39%, 2/08/2024	4,000,000	3,977,770	2.36
5.30%, 2/15/2024	5,000,000	4,967,219	2.94
5.30%, 2/29/2024	5,000,000	4,957,061	2.93
5.23%, 3/12/2024	4,000,000	3,958,426	2.34
5.21%, 3/26/2024	7,000,000	6,913,147	4.09
5.28%, 3/28/2024	3,000,000	2,962,118	1.75
Total United States Treasury Obligations		42,708,636	25.27

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 5.32%#	55,800,000	55,800,000	33.01
Total United States Money Market Funds		55,800,000	33.01
Total Cash Equivalents		$98,508,636	58.28
#	Reflects the 7-day yield at December 31, 2023.
*	Collateral amounted to $13,041,505 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At March 31, 2024

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG May 2024 contracts, expiring May 2024	$49,742,838	520	$2,348,161	1.50
COMEX Copper Futures HG July 2024 contracts, expiring July 2024	49,995,889	517	2,208,186	1.41
COMEX Copper Futures HG September 2024 contracts, expiring September 2024	50,295,810	515	2,015,315	1.29
Total Open Futures Contracts*	$150,034,538	1,552	$6,571,662	4.20

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
5.29%, 4/04/2024	$7,000,000	$6,996,949	4.47
5.28%, 4/11/2024	5,000,000	4,992,750	3.19
5.27%, 4/18/2024	3,000,000	2,992,619	1.91
5.28%, 5/02/2024	5,000,000	4,977,525	3.18
5.35%, 5/07/2024	5,000,000	4,973,725	3.17
5.36%, 5/14/2024	7,000,000	6,956,021	4.44
5.35%, 5/21/2024	7,000,000	6,948,910	4.44
5.27%, 6/27/2024	3,000,000	2,962,227	1.89
Total United States Treasury Obligations		41,800,726	26.69
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 5.27%#	42,000,000	42,000,000	26.81
RBC U.S. Government Money Market Fund - Institutional Shares, 5.26%#	10,950,000	10,950,000	6.99
Total United States Money Market Funds		52,950,000	33.80
Total Cash Equivalents		$94,750,726	60.49

#Reflects the 7-day yield at March 31, 2024.

*Collateral amounted to $780,841 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2023

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2024 contracts, expiring March 2024	$42,284,764	450	$1,483,361	1.13
COMEX Copper Futures HG May 2024 contracts, expiring May 2024	42,189,925	446	1,389,850	1.06
COMEX Copper Futures HG July 2024 contracts, expiring July 2024	42,662,927	446	1,123,123	0.85
Total Open Futures Contracts*	$127,137,616	1,342	$3,996,334	3.04

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
5.39%, 2/08/2024	$4,000,000	$3,977,770	3.03
5.30%, 2/15/2024	4,000,000	3,973,775	3.03
5.30%, 2/29/2024	5,000,000	4,957,061	3.77
5.21%, 3/26/2024	5,000,000	4,937,962	3.76
5.28%, 3/28/2024	3,000,000	2,962,119	2.25
Total United States Treasury Obligations		20,808,687	15.84

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 5.32%#	32,950,000	32,950,000	25.09
Total United States Money Market Funds		32,950,000	25.09
Total Cash Equivalents		$53,758,687	40.93
#	Reflects the 7-day yield at December 31, 2023.
*	Collateral amounted to $1,625,711 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$6,415,387	$(3,511,508)
Change in unrealized gain (loss) on open commodity futures contracts	5,037,444	(7,329,775)
Dividend income	744,800	2,082,717
Interest income	1,381,304	443,656
ETF transaction fees	1,750	4,550
Total Income (Loss)	$13,580,685	$(8,310,360)

Expenses
Management fees (Note 4)	$322,987	$457,636
Professional fees	100,014	96,198
Brokerage commissions	36,102	54,445
Directors’ fees and insurance	19,052	18,198
Total Expenses	$478,155	$626,477
Net Income (Loss)	$13,102,530	$(8,936,837)
Net Income (Loss) per share	$4.71	$(1.95)
Net Income (Loss) per weighted average share	$4.68	$(2.11)
Weighted average shares outstanding	2,800,000	4,235,556

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$837,225	$14,036,387
Change in unrealized gain (loss) on open commodity futures contracts	2,575,328	(1,510,979)
Dividend income	450,493	1,464,907
Interest income	1,241,753	296,190
ETF transaction fees	6,300	7,000
Total Income (Loss)	$5,111,099	$14,293,505

Expenses
Management fees (Note 4)	$208,802	$256,037
Professional fees	110,123	101,467
Brokerage commissions	6,596	16,912
Directors’ fees and insurance	12,052	21,210
Total Expenses	$337,573	$395,626
Net Income (Loss)	$4,773,526	$13,897,879
Net Income (Loss) per share	$0.96	$1.97
Net Income (Loss) per weighted average share	$0.89	$2.15
Weighted average shares outstanding	5,375,824	6,451,111

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Realized gain (loss) on closed commodity futures contracts	$7,252,612	$10,524,879
Change in unrealized gain (loss) on open commodity futures contracts	7,612,772	(8,840,754)
Dividend income	1,195,293	3,547,624
Interest income	2,623,057	739,846
ETF transaction fees	8,050	11,550
Total Income (Loss)	$18,691,784	$5,983,145

Expenses
Management fees (Note 4)	$531,789	$713,673
Professional fees	210,137	197,665
Brokerage commissions	42,698	71,357
Directors’ fees and insurance	31,104	39,408
Total Expenses	815,728	1,022,103
Net Income (Loss)	$17,876,056	$4,961,042

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2024 and 2023

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Balances at beginning of period	$169,026,568	$255,837,514
Addition of – and 150,000 shares, respectively	—	8,146,814
Redemption of (250,000) and (950,000) shares, respectively	(14,249,511)	(51,506,258)
Net income (loss)	13,102,530	(8,936,837)

Balances at end of period	$167,879,587	$203,541,233
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2024 and 2023

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Balances at beginning of period	$131,353,342	$169,536,375
Addition of 1,400,000 and 1,300,000 shares, respectively	34,673,548	32,717,196
Redemption of (600,000) and (2,500,000) shares, respectively	(14,158,935)	(62,179,824)
Net income (loss)	4,773,526	13,897,879

Balances at end of period	$156,641,481	$153,971,626

*    Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2024 and 2023

United States Commodity Index Funds Trust

	Shareholders*
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Balances at beginning of period	$300,379,910	$425,373,889
Addition of 1,400,000 and 1,450,000 shares, respectively	34,673,548	40,864,010
Redemption of (850,000) and (3,450,000) shares, respectively	(28,408,446)	(113,686,082)
Net income (loss)	17,876,056	4,961,042

Balances at end of period	$324,521,068	$357,512,859

*    Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$13,102,530	$(8,936,837)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(5,037,444)	7,329,775
(Increase) decrease in dividends receivable	8,138	308,761
(Increase) decrease in interest receivable	46,122	(82,847)
(Increase) decrease in prepaid insurance	(15,614)	(53,559)
Increase (decrease) payable due to custody	—	—
Increase (decrease) in Management fees payable	(11,122)	(36,583)
Increase (decrease) in professional fees payable	(145,478)	(167,099)
Increase (decrease) in directors’ fees payable	(40)	(569)
Net cash provided by (used in) operating activities	7,947,092	(1,638,958)

Cash Flows from Financing Activities:
Addition of shares	—	8,146,814
Redemption of shares	(14,249,511)	(51,506,258)
Net cash provided by (used in) financing activities	(14,249,511)	(43,359,444)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,302,419)	(44,998,402)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	172,109,309	246,057,371
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$165,806,890	$201,058,969

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$155,244,993	$187,274,466
Equity in Trading Accounts:
Cash and cash equivalents	10,561,897	13,784,503
Total Cash, Cash Equivalents and Equity in Trading Accounts	$165,806,890	$201,058,969

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$4,773,526	$13,897,879
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(2,575,328)	1,510,979
(Increase) decrease in dividends receivable	(16,165)	146,293
(Increase) decrease in interest receivable	41,150	(113,466)
(Increase) decrease in prepaid professional fees	2,275	(2,384)
(Increase) decrease in prepaid insurance	(17,577)	(26,329)
Increase (decrease) payable due to custody	—	—
Increase (decrease) in Management fees payable	4,627	(10,083)
Increase (decrease) in professional fees payable	(110,444)	(130,540)
Increase (decrease) in directors’ fees payable	(60)	(94)
Net cash provided by (used in) operating activities	2,102,004	15,272,255

Cash Flows from Financing Activities:
Addition of shares	34,673,548	32,717,196
Redemption of shares	(14,158,935)	(62,179,824)
Net cash provided by (used in) financing activities	20,514,613	(29,462,628)

Net Increase (Decrease) in Cash and Cash Equivalents	22,616,617	(14,190,373)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	127,101,194	165,213,916
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$149,717,811	$151,023,543

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$148,936,970	$143,255,058
Equity in Trading Accounts:
Cash and cash equivalents	780,841	7,768,485
Total Cash, Cash Equivalents and Equity in Trading Accounts	$149,717,811	$151,023,543

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31,2024	March 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$17,876,056	$4,961,042
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(7,612,772)	8,840,754
(Increase) decrease in dividends receivable	(8,027)	455,054
(Increase) decrease in interest receivable	87,272	(196,313)
(Increase) decrease in prepaid professional fees	2,275	(2,384)
(Increase) decrease in prepaid insurance	(33,191)	(79,888)
Increase (decrease) in Management fees payable	(6,495)	(46,666)
Increase (decrease) in professional fees payable	(255,922)	(297,639)
Increase (decrease) in directors’ fees payable	(100)	(663)
Net cash provided by (used in) operating activities	10,049,096	13,633,297

Cash Flows from Financing Activities:
Addition of shares	34,673,548	40,864,010
Redemption of shares	(28,408,446)	(113,686,082)
Net cash provided by (used in) financing activities	6,265,102	(72,822,072)

Net Increase (Decrease) in Cash and Cash Equivalents	16,314,198	(59,188,775)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	299,210,503	411,271,287
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$315,524,701	$352,082,512

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$304,181,963	$330,529,524
Equity in Trading Accounts:
Cash and cash equivalents	11,342,738	21,552,988
Total Cash, Cash Equivalents and Equity in Trading Accounts	$315,524,701	$352,082,512

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2024

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

USCI and CPER each issue shares (“shares”) that are traded on the NYSE Arca, Inc. (“NYSE Arca”). USCI and CPER are collectively referred to herein as the “Trust Series.” The Trust and each of its series operates pursuant to the Fourth Amended and Restated Declaration of Trust and Trust Agreement dated as of December 15, 2017 (the “Trust Agreement”). United States Commodity Funds LLC (“USCF”) is the sponsor of the Trust and the Trust Series and is also responsible for the management of the Trust and the Trust Series. For purposes of the financial statement presentation, unless specified otherwise, all references will be to the Trust Series.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2024 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2024, USCF held 5 shares of USCI and 40 shares of CPER.

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

USCI seeks to achieve its investment objective by investing primarily in the Benchmark Component Futures Contracts. Then, if constrained by regulatory requirements , risk mitigation measures (including those that may be taken by USCI, USCI's FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, USCI will invest next in other Futures Contracts based on the same commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts if one or more other Futures Contracts is not available. When USCI has invested to the fullest extent possible in exchange-traded futures contracts, USCI may then invest in other contracts and instruments based on the Benchmark Component Futures Contracts, other Futures Contracts or the commodities included in the SDCI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts and other contracts and instruments based on the Benchmark Component Futures Contracts are collectively referred to as “Other Commodity-Related Investments,” and together with Benchmark Component Futures Contracts and other Futures Contracts, “Commodity Interests.”

USCI seeks to achieve its investment objective by investing so that the average daily percentage change in USCI’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the SDCI over the same period. As a result, investors should be aware that USCI would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the SDCI, provided that the average daily percentage change in USCI's NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the SDCI over the same period.

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

USCI’s shares began trading on August 10, 2010. As of March 31, 2024, USCI held 373 Futures Contracts on the NYMEX, held 1,348 Futures Contracts on the ICE Futures, held 196 Futures Contracts on the CBOT, held 165 Futures Contracts on the CME, held 690 Futures Contracts on the LME and held 172 Futures Contracts on the COMEX, totaling 2,944 futures contracts.

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

CPER seeks to achieve its investment objective by investing so that the average daily percentage change in CPER’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the prices of the Benchmark Component Copper Futures Contracts over the same period. As a result, investors should be aware that CPER would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the SCI, provided that the average daily percentage change in CPER's NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the SCI over the same period.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of March 31, 2024, CPER held 1,552 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2024 and 2023, USCI incurred $0 and $0 respectively, in registration fees and offering expenses. For the three months ended March 31, 2024 and 2023, CPER incurred $0 and $0 respectively, in registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER. On January 27, 2023 the SEC declared effective registration statements filed by each of USCI and CPER that registered an unlimited number of shares. As a result, USCI and CPER each have an unlimited number of shares that can be issued in the form of Creation Baskets.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 are estimated to be a total of $945,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2023 are estimated to be $54,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2024 are estimated to be $41,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $350,000 and for the year ending December 31, 2024 for USCI and $370,000 for the year ending December 31, 2024 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

NOTE 5 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

USCF and the Trust, each on its own behalf and on behalf of each Trust Series, are party to a marketing agent agreement, dated as of July 22, 2010, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for each Trust Series as outlined in the agreement. Through September 30, 2022, the fee of the Marketing Agent, which was borne by USCF, was equal to 0.06% on each Trust Series’ assets up to $3 billion and 0.04% on each Trust Series’ assets in excess of $3 billion. The agreement with the Marketing Agent was amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly and borne by USCF, is equal to 0.10% of USCI’s total net assets and 0.025% of CPER’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of each Trust Series’ offering.

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

USCI

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Total commissions accrued to brokers	$36,102	$54,445
Total commissions as annualized percentage of average total net assets	0.09%	0.10%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a lower number of contracts held and traded.

For the three months ended March 31, 2024 and 2023, the monthly average volume of open future contract notional value was $208,215,620 and $294,077,270, respectively.

CPER

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Total commissions accrued to brokers	$6,596	$16,912
Total commissions as annualized percentage of average total net assets	0.02%	0.04%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a lower number of contracts held and traded.

For the three months ended March 31, 2024 and 2023, the monthly average volume of open future contract notional value was $132,065,072 and $153,846,749, respectively.

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

All of the futures contracts held by each Trust Series through March 31, 2024 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

Significant market volatility has recently occurred in the commodity markets and the commodity futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the Russia-Ukraine war, attacks or threats of attack by terrorists, conflicts in the Middle East, and continuing disputes among natural gas-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by a Trust Series and have a negative impact on such Trust Series or its ability to have all of its assets invested in the Benchmark Component Futures Contracts.

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

USCF may invest a portion of each Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2024 and December 31, 2023, USCI held investments in money market funds in the amounts of $68,800,000 and $55,800,000, respectively. As of March 31, 2024 and December 31,2023, CPER held investments in money market funds in the amounts of $52,950,000 and $32,950,000, respectively. Each Trust Series also holds cash deposits with its custodian. As of March 31, 2024 and December 31, 2023, USCI held cash deposits and investments in Treasuries in the amounts of $97,006,890 and $116,309,309, respectively, with the custodian and FCMs. As of March 31, 2024 and December 31, 2023, CPER held cash deposits and investments in Treasuries in the amounts of $96,767,811 and $94,151,194, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	Three months ended	Three months ended
	March 31, 2024	March 31,2023
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$56.34	$56.23
Total income (loss)	4.88	(1.80)
Total expenses	(0.17)	(0.15)
Net increase (decrease) in net asset value	4.71	(1.95)
Net asset value, end of period	$61.05	$54.28

Total Return	8.36%	(3.47)%

Ratios to Average Net Assets
Total income (loss)	8.36%	(3.58)%
Management fees#	0.80%	0.80%
Total expenses excluding management fees#	0.38%	0.30%
Net income (loss)	8.07%	(3.85)%
#	Annualized.

CPER

	Three months ended	Three months ended
	March 31, 2024	March 31,2023
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$24.10	$23.07
Total income (loss)	1.02	2.03
Total expenses	(0.06)	(0.06)
Net increase (decrease) in net asset value	0.96	1.97
Net asset value, end of period	$25.06	$25.04

Total Return	3.98%	8.54%

Ratios to Average Net Assets
Total income (loss)	3.95%	8.95%
Management fees#	0.65%	0.65%
Total expenses excluding management fees#	0.40%	0.35%
Net income (loss)	3.69%	8.70%
#	Annualized.

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

The following table summarizes the valuation of USCI’s securities at March 31, 2024 using the fair value hierarchy:

At March 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$110,607,603	$110,607,603	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,087,610	1,087,610	—	—
Foreign Contracts	644,754	644,754	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$98,508,636	$98,508,636	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,158,862)	(3,158,862)	—	—
Foreign Contracts	$(146,218)	$(146,218)	$—	$—

The following table summarizes the valuation of CPER’s securities at March 31, 2024 using the fair value hierarchy:

At March 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$94,750,726	$94,750,726	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	6,571,662	6,571,662	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$53,758,687	$53,758,687	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,996,334	3,996,334	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2024	December 31, 2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$1,732,364	$(3,305,080)

Fair Value of Derivative Instruments Held by CPER

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2024	December 31, 2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$6,571,662	$3,996,334

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the three months ended		For the three months ended
		March 31, 2024		March 31, 2023
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$6,415,387		$(3,511,508)

	Change in unrealized gain (loss) on open commodity futures contracts		$5,037,444		$(7,329,775)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the three months ended		For the three months ended
		March 31, 2024		March 31, 2023
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$837,225		$14,036,387

	Change in unrealized gain (loss) on open commodity futures contracts		$2,575,328		$(1,510,979)

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

Each Trust Series has based the forward-looking statements included in this Quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and each Trust Series assumes no obligation to update any such forward-looking statements. Although each Trust Series undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that each Trust Series may make directly to them or through reports that each Trust Series files in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

USCI seeks to achieve its investment objective by investing primarily in the Benchmark Component Futures Contracts. Then, if constrained by regulatory requirements, risk mitigation measures (including those that may be taken by USCI, USCI's FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, USCI will invest next in other Futures Contracts based on the same commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts if one or more other Futures Contracts is not available. When USCI has invested to the fullest extent possible in exchange-traded futures contracts, USCI may then invest in other contracts and instruments based on the Benchmark Component Futures Contracts, other Futures Contracts or the commodities included in the SDCI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts and other contracts and instruments based on the Benchmark Component Futures Contracts are collectively referred to as “Other Commodity-Related Investments,” and together with Benchmark Component Futures Contracts and other Futures Contracts, “Commodity Interests.”

USCI seeks to achieve its investment objective by investing so that the average daily percentage change in USCI’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the SDCI over the same period. As a result, investors should be aware that USCI would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the SDCI, provided that the average daily percentage change in USCI's NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the SDCI over the same period.

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of March 31, 2024, USCI held 373 Futures Contracts on the NYMEX, held 1,348 Futures Contracts on the ICE Futures, held 196 Futures Contracts on the CBOT, held 165 Futures Contracts on the CME, held 690 Futures Contracts on the LME and held 172 Futures Contracts on the COMEX, totaling 2,944 futures contracts.

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

CPER seeks to achieve its investment objective by investing primarily in Benchmark Component Copper Futures Contracts. CPER may also, to a lesser extent, invest in other Eligible Copper Futures Contracts beyond the Benchmark Component Copper Futures Contracts or other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts, as well as other investments based on copper, such as cash-settled options on Benchmark Component Copper Futures Contracts, forward contracts for copper, cleared swap contracts, non-cleared “over-the-counter” or “OTC” transactions that are based on the price of copper and other Benchmark Component Copper Futures Contracts and indices based on the foregoing (collectively, “Other Copper-Related Investments”). The following factors, among others, may be considered when determining CPER's investments in Eligible Copper Futures Contracts or in Other Copper-Related Investments: regulatory requirements, risk mitigation measures taken by CPER, CPER's FCMs, counterparties or other market participants, liquidity and market conditions. Other factors that may impact CPER's investments in other Eligible Copper Futures Contracts, other exchange-traded futures contracts, or Other Copper-Related Investments include allowing CPER to obtain greater liquidity or to execute transactions with more favorable pricing. In addition, CPER may need to hold significant portions of its portfolio in cash beyond what it has historically held for reasons including (but not limited to) the need to address the changes in market conditions, regulatory requirements or risk mitigation measures or the need to satisfy potential margin requirements. For convenience and unless otherwise specified, Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts and Other Copper-Related Investments collectively are referred to as “Copper Interests.”

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of March 31, 2024, CPER held 1,552 Futures Contracts on the COMEX.

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

As of March 31, 2024, USCI held 373 Futures Contracts on the NYMEX, held 1,348 Futures Contracts on the ICE Futures, held 196 Futures Contracts on the CBOT, held 165 Futures Contracts on the CME, held 690  Futures Contracts on the LME and held 172 Futures Contracts on the COMEX, totaling 2,944 futures contracts. As of March 31, 2024, CPER held 1,552 Futures Contracts on the COMEX. For the three months ended March 31, 2024, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2024, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

No Trust Series has limited the size of its offering and each Trust Series intends to utilize substantially all of its proceeds to purchase Applicable Benchmark Component Futures Contracts and Other Commodity-Related Investments to the extent possible. If a Trust Series encounters accountability levels, position limits, or price fluctuation limits for Applicable Benchmark Component Futures Contracts, it may purchase commodity futures on other exchanges that trade listed commodity futures or enter into swaps or other transactions to meet its investment objective. In addition, if a Trust Series exceeds accountability levels on an exchange, and is required by the exchange to reduce its holdings, such reduction could potentially cause a tracking error between the price of the shares of a Trust Series and the prices of the Applicable Benchmark Component Futures Contracts.

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

Infectious disease outbreaks like COVID-19 could negatively affect the Trust Series and the valuation and performance of the investments of each Trust Series.

Infectious disease outbreaks like the COVID-19 pandemic may arise in the future and could adversely affect each Trust Series and, more generally, individual issuers and capital markets, in ways that cannot necessarily be foreseen. For example, COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The COVID-19 pandemic that occurred in 2020 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain COVID-19's spread.

An infectious disease outbreak may arise in the future and could have the same or similar effects as the COVID-19 pandemic, or different effects that cannot be foreseen.  Moreover, as was the case with the COVID-19 pandemic, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to an infectious disease outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by each Trust Series. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Commodity Markets

Commodity Futures Price Movements

Three Months Ended March 31, 2024

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a strong upward trend during the three months ended March 31, 2024. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	8.66%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	10.36%
Bloomberg Commodity Index Total Return(2)	2.19%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	4.50%

(1)The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.

(2)Source: Bloomberg

The value of the SDCI as of December 31, 2023 was $1,964.25.  As of March 31, 2024, the value of the SDCI was $2,134.33, up approximately 8.66% over the three months ended March 31, 2024.

Of the 27 components of SummerHaven Dynamic Commodity Index (SDCI), seventeen had positive returns for the first quarter of 2024. Gasoline returned 31.3% in the first-quarter while natural gas declined by -19.62%. The best performing sector was livestock (up 10.97%) followed by softs (up 9.64%).   Commodities broadly rallied from early 2020 to mid-2022 as inflation grew from 1.4% in 2020 to 9.1% in 2022.  Inflation is a headwind for stocks and bonds and a tailwind for real assets such as commodities. Historically, commodities have been a hedge against inflation and positive inflation shocks.  As inflation has declined since mid-2022, the Bloomberg Commodity Index Total Return (BCOMTR) also declined.  However, USCI's dynamic strategy led to outperformance verus the BCOMTR, rising from mid-2022 through early 2024 while BCOMTR was essentially flat.  More recently, USCI's NAV was up 8.36% for the three months ended March 31, 2024.

The return of approximately 8.66% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $56.34 and ended the period at $61.05 on March 31, 2024, a [increase/decrease] of approximately 8.36% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

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

Copper Markets

Copper Futures Price Movements

Three Months Ended March 31, 2024

As measured by the two major copper indexes, copper futures prices exhibited an upward trend during the three months ended March 31, 2024. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	4.26%
Bloomberg Copper Subindex Total Return(2)	3.74%

(1)The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.

(2)Source: Bloomberg

The value of the SCI as of December 31, 2023 was $1,294,82. As of March 31, 2024, the value of the SCI was $1,350.00, up approximately 4.26% over the three months ended March 31, 2024.

The return of approximately 4.26% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $24.10 and ended the period at $25.06 on March 31, 2024, an increase of approximately 3.98% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the quarter ended March 31, 2024, the price of the front month copper futures contract traded in a range between $368.15 per pound and $413.00 per pound. Prices increased by 11.65% between December 31, 2023 to March 31, 2024 finishing the period at $400.70. Copper futures markets were essentially flat in 2023, with strong gains at the start of the year slowly declining back to late 2022 levels.  Despite growing supply constraints and forecasts for forthcoming copper shortages, 2023 saw reduced economic activity from China, that weighed on copper demand.  With tight markets, increased demand from China, and a growing drumbeat of forecasts for a supply crunch, Copper resumed its upward trajectory in the first quarter of 2024.  Long-term, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases.

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

As of March 31, 2024, USCI had 2,750,000 shares outstanding. As of March 31, 2024, USCI had issued 41,600,000 shares, 2,750,000 of which were outstanding. USCI has an unlimited number of shares registered and available for issuance. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

As of March 31, 2024, CPER had 6,250,000 shares outstading. As of March 31, 2024, CPER had issued 28,100,000 shares, 6,250,000 of which were outstanding. CPER has an unlimited number of shares registered and available for issuance. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017.

As of March 31, 2024, USCI and CPER had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Goldman Sachs & Company, Jefferies LLC., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

USCI

	Three months	Three months
	ended	ended
	March 31, 2024	March 31, 2023
Average daily total net assets	$162,417,496	$231,996,221
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,126,104	$2,526,373
Annualized yield based on average daily total net assets	5.26%	4.42%
Management fee	$322,987	$457,636
Total fees and other expenses excluding management fees	$155,168	$168,841
Total commissions accrued to brokers	$36,102	$54,445
Total commissions as annualized percentage of average total net assets	0.09%	0.10%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. However, as a result of lower average daily total net assets, the dividend and interest income earned was lower for the current quarter compared to the prior year quarter even though the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a decrease in brokerage commissions.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

CPER

	Three months	Three months
	ended	ended
	March 31, 2024	March 31, 2023
Average daily total net assets	$129,293,121	$159,749,672
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,692,246	$1,761,097
Annualized yield based on average daily total net assets	5.26%	4.47%
Management fee	$208,802	$256,037
Total fees and other expenses excluding management fees	$128,771	$139,589
Total commissions accrued to brokers	$6,596	$16,912
Total commissions as annualized percentage of average total net assets	0.02%	0.04%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. However, as a result of lower average daily total net assets, the dividend and interest income earned was lower for the current quarter compared to the prior year quarter even though the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a decrease in brokerage commissions, insurance and Directors’ fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a lower average number of Commodity Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended March 31, 2024, the simple average daily change in the SDCI was 0.228%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.224%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (1.598)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through March 31, 2024, the simple average daily change in the SDCI was 0.015%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.010%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (6.361)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended March 31, 2024. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended March 31, 2024.

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

For the three months ended March 31, 2024, the actual total return of USCI as measured by changes in its per share NAV was 8.36%. This is based on an initial per share NAV of $56.34 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $61.05. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $61.22 as of March 31, 2024, for a total return over the relevant time period of 8.66%. The difference between the actual per share NAV total return of USCI of 8.36% and the expected total return based on the SDCI of 8.66% was a difference over the time period of (0.30)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower than daily changes in the price of the SDCI.

By comparison, for the three months ended March 31, 2023, the actual total return of USCI as measured by changes in its per share NAV was (3.47)%. This is based on an initial per share NAV of $56.23 as of December 31, 2022 and an ending per share NAV as of March 31, 2023 of $54.28. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $54.47 as of March 31, 2023, for a total return over the relevant time period of (3.13)%. The difference between the actual per share NAV total return of USCI of (3.47)% and the expected total return based on the SDCI of (3.13)% was a difference over the time period of (0.34)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended March 31, 2024, the simple average daily change in the SCI was 0.288%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.284%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (2.021)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through March 31, 2024, the simple average daily change in the SCI was 0.013%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.009%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (2.895)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended March 31, 2024. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended March 31, 2024.

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

For the three months ended March 31, 2024, the actual total return of CPER as measured by changes in its per share NAV was 3.98%. This is based on an initial per share NAV of $24.10 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $25.06. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $25.13 as of March 31, 2024, for a total return over the relevant time period of 4.27%. The difference between the actual per share NAV total return of CPER of  3.98% and the expected total return based on the SCI of 4.27% was a difference over the time period of (0.29)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the three months ended March 31, 2023, the actual total return of CPER as measured by changes in its per share NAV was 8.54%. This is based on an initial per share NAV of $23.07 as of December 31, 2022 and an ending per share NAV as of March 31, 2023 of $25.04. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $25.13 as of March 31, 2023, for a total return over the relevant time period of 8.93%. The difference between the actual per share NAV total return of CPER of 8.54% and the expected total return based on the SCI of 8.93% was a difference over the time period of (0.39)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2024. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the three months ended March 31, 2024, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2024, none of the Trust Series held any Other-Related Investments, but did, at times, temporarily hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Finally, a Trust Series could hold the same Futures contracts as its benchmark but at a different weight. This is due to the fact that the benchmark can theoretically own a fractional percentage of a Futures contract but a Trust Series must own a full contract. For a Trust Series with a smaller asset base, this percentage difference can have a material impact.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of March 31, 2024.

Non-Primary, 35.71%
Petroleum, 35.71%
Grains, 7.14%
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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2014 through March 31, 2024. The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from

Year Ending 2013 through March 31, 2024 YTD

Year	Ending Level*	Annual Return
2013	1,678.73	(2.77)%
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022	1,933.23	31.65%
2023	1,964.25	1.60%
2024 (YTD)	2,134.33	8.66%

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year Hypothetical
Total Returns (Year Ending 2013 through 3/31/24 YTD)*

40%
30%
20%
10%
0%
-10%
-20%
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
YTD

source: Summerhaven Index Management, Bloomberg

*In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the January 1, 2013 through December 24, 2020 period.

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2024.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2024
		S&P GSCI	DB LCI OY	SDCI TR
	BCOM TR	TR	TR	Actual
Total return	49.70%	20.73%	327.99%	848.50%
Average annualized return (total)	3.48%	5.61%	8.51%	11.64%
Annualized volatility	15.94%	22.98%	18.73%	15.36%
Annualized Sharpe ratio	0.08	0.08	0.38	0.56

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through March 31, 2024 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OYTR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2024; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2014 and March 31, 2024, where the SDCI TR includes the initial composition of the index until December 24, 2020 when changes to the index composition became effective.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2014-3/31/2024)

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

(3/31//2019-3/31/2024)

SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
250
200
150
100
50
-
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of March 31, 2024.

SCI Contract Weights as of March 31, 2024

September 2024, 33.33%
May 2024, 33.33%
July 2024, 33.33%

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2014 through March 31, 2024.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from Year

Ending 2014 through March 31, 2024 YTD

Year	Ending Level*	Annual Return
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022	1,222.97	(14.03)%
2023	1,294.82	5.88%
2024 (YTD)	1,350.04	4.26%

*    The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (Year Ending 2014 through 3/31/2024 YTD)

140%
120%
100%
80%
60%
40%
20%
0%
-20%
-40%
2009
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
YTD
Source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

The following table compares the total return of the SCI in comparison with the total return a major index and spot copper prices (less storage cost) from December 31, 1997 through March 31, 2024.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2024
	BCOM	Spot Copper	SCI TR
	HG TR	(less storage)	Actual
Total return	465.20%	144.05%	762.10%
Average annualized return (total)	12.18%	8.56%	14.30%
Annualized volatility	25.23%	24.38%	24.75%
Annualized Sharpe ratio	0.39	0.26	0.48

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through March 31, 2024 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which became effective on January 1, 2021, been effective during the period from December 31, 1997 through December 31, 2020. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2024; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between March 31, 2014 and March 31, 2024, where the SCI includes the original composition of the index until the changes described above and became effective on January 1, 2021, from which point then the revised composition of the index is included.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM Copper TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the

Hypothetical Returns of the SCI TR (3/31/2014-3/31/2024)

SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
180
160
140
120
100
80
60
40
20
-
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

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

Hypothetical Returns of the SCI TR (3/31/2019-3/31/2024)

175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2024, each Trust Series’ income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets  exceeded the expenses.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2024, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the three months ended March 31, 2024, USCI made investments on the London Metal Exchange. During the three months ended March 31, 2024, CPER made investments on the London Metal Exchange. In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2024, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $165,806,890 and $149,717,811, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2024, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the three months ended March 31, 2024, FCM fees were approximately 0.09% of average daily total net assets for USCI, and approximately 0.02% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust and terminated on April 30, 2021.

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

As of March 31, 2024, USCI’s portfolio consisted of 2,944 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 1,552 Futures Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

During the three-month reporting period ended March 31, 2024, no Trust Series had any OTC activities.

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

On March 15, 2023, the court granted the USO defendants’ motion to dismiss the complaint. In its ruling, the court granted the USO defendants' motion to dismiss, with prejudice, the plaintiff’s claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and a claim for control person liability under Section 20(a) of the Exchange Act. Having dismissed all claims over which the court had original jurisdiction, the court declined to exercise supplemental jurisdiction over the plaintiff’s state law claim under CUSA and dismissed the claim without prejudice. No notice of appeal was filed.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024 (the “Form 10-K”), except for the following:

Geopolitical risk, including as a result of the Russia-Ukraine war and Middle East conflict, has the potential to create further supply disruptions and sanctions, which could lead to further volatility.

The Russia-Ukraine war and sanctions brought by the United States and other countries against Russia and others, the terror attacks by Hamas on Israel and ensuing conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are factors that could contribute to supply constraints, worker shortages, infrastructure and manufacturing energy usage and increase volatility in certain commodity prices. The Russia-Ukraine war and sanctions have adversely impacted and are expected to continue to adversely impact the economies of Russia and Ukraine.  In addition, the Russia-Ukraine war and the Middle East conflict, any sanctions, future market or supply disruptions, and the potential for wider conflicts may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and could lead to further volatility, including in the markets for commodities, commodity futures, and the NAV or share price of a Trust Series. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline in a short period of time. The longer-term impact on commodities and futures prices, including the prices of the Applicable Benchmark Component Futures Contracts, is difficult to predict and depends on a number of factors that may have a negative impact on a Trust Series in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 5 baskets (comprising 250,000 shares) during the first quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/24 to 1/31/24	200,000	$56.74
2/1/24 to 2/29/24	50,000	$58.03
3/1/24 to 3/31/24	—	$—
Total	250,000
(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 12 baskets (comprising 600,000 shares) during the first quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/24 to 1/31/24	250,000	$23.57
2/1/24 to 2/29/24	300,000	$23.55
3/1/24 to 3/31/24	50,000	$24.01
Total	600,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2024.

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

Date: May 9, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2024